Form 10QSB
period 2005-03-31
REEDS INC
filed 2005-07-01
CIK 1140215

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2005

Commission file number: 333-120451
                        ----------


                                   REED'S INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)


                                    Delaware
                                    --------
                            (State of incorporation)


                                   95-4348325
                                   ----------
                                (I.R.S. Employer
                               Identification No.)


                             13000 South Spring St.
                             Los Angeles, Ca. 90061
                           ---------------------------
               (Address of principal executive offices) (Zip Code)


                                 (310) 217-9400
                  ---------------------------------------------
              (Registrant's telephone number, including area code)


             -------------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |_| No |X|

 There were 4,726,091 shares of the registrant's common stock outstanding as of
                                March 31, 2005.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                  REED'S, INC.
                            (a Delaware Corporation)
                              FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS

                               ASSETS

                                                           March 31, 2005            December 31,
                                                            (Unaudited)                 2004
CURRENT ASSETS
Cash                                                    $          33,160       $         42,488
Inventory                                                       1,294,441              1,301,025
Trade accounts receivable, net of allowance for
   doubtful accounts and returns and discounts
   of $79,431 as of March 31, 2005 and $74,974
   as of December 31, 2004                                        656,134                797,614
Other receivables                                                   5,372                  3,163
Prepaid expenses                                                   46,919                  5,652
                                                        -----------------       ----------------
Total Current Assets                                            2,036,026              2,241,139
                                                        -----------------       ----------------

Property and equipment, net of accumulated
   depreciation of$411,606 as of March 31, 2005
   and $390,363 as of December 31, 2004                         1,824,418              1,821,473
                                                        -----------------       ----------------

OTHER ASSETS
Brand names                                                       800,201                800,201
Other intangibles, net of accumulated
   amortization of $3,164 as of March 31, 2005
   and $2,978 as of December 31, 2004                              15,449                 15,635
Deferred stock offering costs                                     283,017                219,955
Due from director                                                 104,010                 91,197
                                                        -----------------       ----------------

Total Other Assets                                              1,202,677              1,035,791
                                                        -----------------       ----------------

TOTAL ASSETS                                            $       5,063,121       $      5,098,403
                                                        =================       ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                        $       1,609,876       $      1,412,124
Lines of credit                                                 1,128,028              1,128,222
Current portion of long term debt                                 106,469                106,113
Note payable-related party                                             --                 21,000
Accrued interest                                                  121,076                115,581
Accrued expenses                                                   99,136                 51,549
                                                        -----------------       ----------------

Total Current Liabilities                                       3,064,585              2,834,589

Loans payable, related party                                      252,358                252,358
Long term debt, less current portion                            1,017,864              1,041,756
                                                        -----------------       ----------------

Total Liabilities                                               4,334,807              4,128,703
                                                        -----------------       ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value, 500,000
   shares authorized, 58,940 shares issued
   and outstanding                                                589,402                589,402
Common stock, $.0001 par value,
   11,500,000 shares authorized,
   4,726,091 shares issued and outstanding                            472                    472
Additional paid in capital                                      2,783,464              2,783,464
Accumulated deficit                                            (2,645,024)            (2,403,638)
                                                        -----------------       ----------------

Total stockholders' equity                                        728,314                969,700
                                                        -----------------       ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $       5,063,121       $      5,098,403
                                                        =================       ================

            See accompanying Notes to Condensed Financial Statements

                                  REED'S, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                 For the three months ended
                                 March 31,           March 31,
                                   2005                2004
                           -----------------  --------------------

SALES                      $        1,817,336  $         1,713,340
COST OF SALES                       1,486,287            1,302,670
                           ------------------  -------------------

GROSS PROFIT                          331,049              410,670
                           ------------------  -------------------

OPERATING EXPENSES
Selling                               287,145              138,245
General & Administrative              214,080              233,941
                           ------------------  -------------------

                                      501,225              372,186
                           ------------------  -------------------
INCOME (LOSS) FROM
   OPERATIONS                        (170,176)              38,484

OTHER EXPENSES
Interest Expense                      (71,210)             (59,939)
                           ------------------  -------------------

NET LOSS                   $         (241,386) $           (21,455)
                           ==================  ===================

LOSS PER SHARE -- Basic
   and Diluted             $             (.05) $              (.01)
                           ==================  ===================

WEIGHTED AVERAGE SHARES
   OUTSTANDING, BASIC
   AND DILUTED                      4,726,091            4,726,091
                           ==================  ===================

            See accompanying Notes to Condensed Financial Statements

                                   REED'S INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                For the three months ended
                                 March 31,          March 31,
                                   2005               2004
                             --------------      --------------
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net Loss                     $     (241,386)     $      (21,455)
Adjustments to
  reconcile net loss
  to net cash provided
  by operating activities:
  Depreciation and
  amortization                       21,429              12,511
(Increase) decrease
  in operating assets
  and increase
  (decrease) in
  operating
  liabilities:
Accounts receivable                 141,480              41,669
Inventory                             6,584             180,768
Prepaid expenses                    (41,267)             (9,724)
Other receivables                    (2,209)               (500)
Accounts payable                    197,752             (72,003)
Accrued expenses                     47,587              34,503
Accrued interest                      5,495              14,858
                             --------------      --------------
Net cash provided by
  operating activities              135,465             180,627
                             --------------      --------------
CASH FLOWS FROM
  INVESTING ACTIVITIES:
Purchase of property and
  equipment                         (24,188)            (59,108)
Due from director                   (12,813)                 --
                             --------------      --------------
Net cash used in
  investing activities              (37,001)            (59,108)
                             --------------      --------------
CASH FLOWS FROM
  FINANCING ACTIVITIES:
Deferred offering costs             (63,062)                 --
Principal payments on
  debt                              (44,536)            (12,630)
Net payments on lines of
  credit                               (194)            (50,505)
                             --------------      --------------
Net cash used in
  financing activities             (107,792)            (63,135)
                             --------------      --------------
NET INCREASE
  (DECREASE) IN CASH                 (9,328)             58,384
CASH -- Beginning of
  period                             42,488              12,930
                             --------------      --------------

CASH -- End of period        $       33,160      $       71,314
                             ==============      ==============
Supplemental Disclosures
  of Cash Flow
  Information
Cash paid during the period
  for:
Interest                     $       66,314      $       45,081
                             ==============      ==============

Taxes                        $           --      $           --
                             ==============      ==============

            See accompanying Notes to Condensed Financial Statements

                                  REED'S, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 2005 (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reeds, Inc. (the Company), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2005, and the results of operations, and cash flows for the three months ended March 31, 2005 and 2004. The balance sheet as of December 31, 2004 is derived from the Company's audited financial statements.

         Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company's Registration Statement, Form SB-2 as filed with the Securities and Exchange Commission on May 13, 2005.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

         The results of operations for the three moths ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

         Income (Loss) per Common Share

         Basic income (loss) per share is calculated by dividing net income
         (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. As the Company had a loss in the three month period ended March 31, 2005 and 2004, basic and diluted loss per share are the same.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

         In December 2004, the FASB issued SFAS No.153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

         In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment." Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

         We do not believe that the adoption of the above recent pronouncements will have a material effect on our consolidated financial position or results of operations.

3.       SUBSEQUENT EVENTS

         On May 13, 2005, the Company's registration statement with the Securities and Exchange Commission (SEC) became effective with the SEC, file number 333-120451. The Company intends to sell up to 2 million shares of its common stock at a price of $4.00 per share. As a result the Company is now required to comply with the rules and regulations of the SEC, including the regular filing of financial information. The Company is currently in the process of becoming effective with various state securities regulators, which independent of the SEC process, requires the registration to be effective in their respective state. The Company is expected to sell its securities to the public soon after it becomes effective in certain states.

         On June 25, 2005, we changed our lending facility to a new lender. As a result we have increased our revolving line of credit availability from $1,100,000 to $1,910,000, In addition, certain other long term debt financing with our previous lender has been refinanced with the new lender. We were successful in securing these credit facilities at an interest rate of Prime plus 2.75% as opposed to interest rates with our previous lender which ranged from Prime plus 9% to Prime plus 12%. The new revolving line of credit is secured by all of our assets, including real estate, accounts receivable, inventory, trademarks and other intellectual property and equipment.

         In June 2005, 262,500 warrants owned by Robert Reed, a related party, were exercised at $0.02 a share, per the warrant agreement. In lieu of receiving cash, the Company reduced the amount of interest payable it owed to Robert Reed related to loans from Robert Reed.

Item 2.  Management's Discussion and Analysis

         You should read the following discussion and analysis in conjunction with the condensed financial statements and related notes included elsewhere in this document. Except for historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on management's current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward looking statements.

         OVERVIEW

              We develop, manufacture, market, and sell "alternative" or "New Age" beverages and assorted foods. We currently manufacture, market and sell six unique product lines:

                        o    Reed's Ginger Brews
                        o    Virgil's Root Beer and Cream Sodas
                        o    China Colas
                        o    Reed's Ginger Juice Brews
                        o    Reed's Ginger Candies
                        o    Reed's Ginger Ice Creams

              We currently distribute and sell our products through a network of natural, gourmet, and independent distributors, as well as through our growing in-house direct sales and distribution team, throughout the United States and, to a lesser extent, in Canada.

         TRENDS, RISKS, CHALLENGES, OPPORTUNITIES THAT MAY OR ARE CURRENTLY AFFECTING OUR BUSINESS

            Our main challenges, trends, risks, and opportunities that could affect or are affecting our financial results include but are not limited to:

            Fuel Prices - As oil prices continue to rise, our freight rates, which run at approximately 8% of net sales, have been increasing. We currently see freight rates increasing by an additional 5% to 10% in the near term. On the other hand, we expect that our Brewery operations in Los Angeles, CA will allow us to reduce certain freight costs by eliminating the need to ship from our contract manufacturer in Pennsylvania to our customers in the Western part of the United States.

            Low Carbohydrate Diets and Obesity - Consumers have been demanding lower carbohydrate products. This trend did not seem to affect our sales growth in 2004. We are watching this trend closely and have started developing low-carbohydrate versions of some of our beverages.

            Distribution Consolidation - The trend towards continued consolidation of the beverage distribution industry through mergers and acquisitions has inspired us to start our own direct distribution locally in southern California and to go to large national retailers. Consolidation among natural foods industry distributors has not had an affect on our sales. However, this consolidation may limit the distributor options outside natural foods to service mass-market food accounts.

            Consumer Demanding More Natural Foods - The rapid growth of the natural foods industry has been fueled by the growing consumer awareness of the potential health problems due to the consumption of chemicals in the diet. Consumers are reading ingredient labels and choosing products based on them. We design products with these consumer concerns in mind. We feel this trend toward more natural products is one of the main trends behind our growth. Recently, this trend in drinks has not only shifted to products using natural ingredients, but also to products with added ingredients possessing a perceived positive function like vitamins, herbs and other nutrients. Our products are designed with this consumer demand in mind.

            Supermarket and Natural Food Stores - More and more supermarkets, in order to compete with the growing natural food industry, have started including natural food sections. As a result of this trend, our products are now available in supermarkets throughout the United States. Supermarkets can require that we spend more advertising money and they sometimes require slotting fees. We continue to work to keep these fees reasonable. Slotting fees in the natural food section of the supermarket are generally not as expensive as in other areas of the store.

            Beverage Packaging Changes - Beverage packaging has continued to innovate. There is an increase in the sophistication with respect to beverage packaging design. While we feel that our current core brands still compete on the level of packaging, we continue to experiment with new and novel packaging designs such as the 5-liter party keg and 750 ml champagne style bottles. We have further plans for other innovative packaging designs.

            Cash Flow Requirements - Growth of our company will depend on the availability of additional capital infusions. We have a financial history of losses and are dependent on non-banking sources of capital, which tend to be more expensive and charge higher interest rates. Any increase in costs of goods will further increase losses and will further tighten cash reserves. We feel that we could raise prices to offset this problem if it occurs. We haven't increased our prices since inception and we feel that the market has been increasing in terms of beverage prices in the last ten years.

            Packaging or Raw Material Price Increases - An increase in packaging or raw materials could be adverse to our cash flow and income. We have not had a significant increase in any of these costs for many years but the effect of the US dollar dropping in value with respect to other major world currencies and rising fuel prices could possibly increase costs of the raw materials and packaging making up the cost of goods manufactured. We continue to search for packaging and production alternatives to reduce our cost of goods.

            Initial Public Offering - We anticipate that during calendar year 2005 we will complete our regulatory filings with state and federal securities commissions and commence our public offering. Our public offering is a best efforts offering of up to 2 million shares of stock at $4.00 per share. While we do not require this funding to continue our operations, in the event less than the maximum amount of this offering is raised, our future business plans may be adversely effected.

         RECENT ACCOUNTING PRONOUNCEMENTS

            In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

            In December 2004, the FASB issued SFAS No.153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

            In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment." Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

            We do not believe that the adoption of the above recent pronouncements will have a material effect on our consolidated financial position or results of operations.

         RESULTS OF OPERATIONS

         Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

            Net sales increased by $103,996, or 6.1%, to $1,817,336 in the first three months of 2005 from $1,713,340 in the first three months of 2004. The net sales increase was primarily the result of sales growth of existing products (2.4%), and new products (3.7%). Existing product growth came from the Virgil's Root Beer 12 ounce bottle sales (1.5%) and from the core Reed's Ginger Brew products (0.9%) consisting of Reed's Original, Reed's Extra and Reed's Premium Ginger Brew. While we keep limited data on the following, we believe these existing product sales increases were due to increased sales in existing outlets and the expansion of the number of outlets carrying these products. New product growth came from the 5-liter Virgil's Root Beer party keg (2.8%) and from the new Virgil's Cream Soda (0.9%). These new product launches did not employ any special promotional discounts above and beyond our normal promotional activity for any of our products. Sales of these new items have continued to be steady and growing.

            As a percentage of net sales, gross profit decreased to 18.2% in the first three months of 2005 from 23.9% in the first three months of 2004. This decrease was due to increased freight expenses (1.7%) due to higher fuel costs, increased customs expenses (0.5%) due to increased importations of products and packaging material, increased depreciation as a percentage of sales (0.5%) and increased promotional expenses (3.0%), reducing our net sales by reducing the amount charged for our products during promotions. We expect future quarters will benefit from these increased promotional expenses.

            Selling expenses increased by $148,900 or 107.7% to $287,145 in the first three months of 2005 from $138,245 in the first three months of 2004 and increased as a percentage of net sales to 15.8% in the first three months of 2005 from 8.1% in the first three months of 2004. The increase in selling expenses was primarily due to increased sales wages due to a larger sales force (a 44.1% increase). Other contributing factors were; more commissions due to increased number of outside sales brokers (7.2%), increased selling expenses due to the larger sales force (12.5%) and increased promotional expenses in the form of demos (36.5%). Selling expenses increased as we gear up for more aggressive growth with the expected public offering in the third quarter of this year. The rate of increase of our annualized selling expenses is not expected to continue. We will monitor our selling expenses in relation to our future realized sales and will make adjustments as management deems necessary.

            General and administrative expenses decreased by $19,861 or 8.5%, to $214,080 in the first three months of 2005 from $233,941 in the first three months of 2004 and decreased as a percentage of net sales to 11.8% in the first three months of 2005 from 13.6% in the first three months of 2004. The decrease in general and administrative expenses was primarily due to the shifting of some of our previously categorized general and administrative expenses to selling expense and cost of sales and not the result of specific action to reduce general and administrative expenses. The shifting of selling expenses became necessary as our sales force expanded. As our production facility became functional, we shifted certain costs previously categorized as general and administrative to cost of sales. Until product produced from our production facility was able to be sold, the costs associated with the facility were charged to general and administrative expenses. Likewise, certain costs which were categorized in 2004 as general and administrative were shifted to selling expenses in 2005 as it became clearer these costs were associated with selling efforts.

            Interest expense was $71,210 in the first three months of 2005, compared to interest expense of $59,939 in the first three months of 2004. We had higher interest expense in 2005 due to increased borrowing and an increase in the prime lending rate on our receivable line of credit with our lender, Bay Business Credit.

            In summary, our net loss expanded in the first quarter of 2005, as compared to the first quarter of 2004, primarily due to reduced margins resulting from management's decision to aggressively promote product growth, it anticipates will occur in future quarters, and to expand its sales force to help promote revenue growth.

         LIQUIDITY AND CAPITAL RESOURCES

            Historically, we have financed our operations primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution, and cash generated from operations.

            As of March 31, 2005, we had a working capital deficit of $1,028,559, compared to a working capital deficit of $593,450 as of December 31, 2004. This increase in our working capital deficit was primarily attributable to losses from operations, a decrease in accounts receivable, an increase in accounts payable and an increase in accrued expenses.

            As of March 31, 2005, cash was $33,160, compared to $42,488 as of December 31, 2004. Net cash provided by operating activities was approximately $135,465 for the three months ended March 31, 2005. This amount arose from cash collections on accounts receivable an increase accounts payable and accrued expenses, offset with our loss from operations.

            We used $37,001 in investing activities for the three months ended March 31, 2005, primarily for the purchase of equipment for our West Coast Brewery.

            Cash used in financing activities was $107,792 for the three months ended March 31, 2005 as a result of a pay-off of one of our non-related party unsecured loans and an increase in our deferred offering expenses.

            We do not have any current material commitments for capital expenditures.

            On June 25, 2005, we changed our lending facility to a new lender. As a result we have increased our revolving line of credit availability from $1,100,000 to $1,910,000, In addition, certain other long term debt financing with our previous lender has been refinanced with the new lender. We were successful in securing these credit facilities at an interest rate of Prime plus 2.75% as opposed to interest rates with our previous lender which ranged from Prime plus 9% to Prime plus 12%. The new revolving line of credit is secured by all of our assets, including real estate, accounts receivable, inventory, trademarks and other intellectual property and equipment.

            On May 13, 2005, the SEC declared our $9.2 million SB-2 offering effective. On June 20, 2005 we received approval that our State Coordinated Review was cleared by all states participating in the coordinated review. Shortly thereafter we filed a Post-Effective Amendment with the Securities Exchange Commission reflecting the revisions made to our Form SB-2 arising from the comments of the various states.

            During the next six months, we expect to reduce our raw materials inventory by approximately $150,000. We built up this inventory by purchasing beverage bottles in a foreclosure proceeding of an unrelated party.

         Inflation

   Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation has a material effect on our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes as most of our borrowings are based on the prime rate. As the prime rate increases, our borrowing costs will increase and we may not be able to pass along the increase in our borrowing costs to our customers.

We are exposed to the impact of foreign currency fluctuations. Our sales are not materially impacted by foreign currency fluctuations,as a minimal amount of our revenues are currently generated outside the United States. We use certain suppliers in Germany for product packing materials,and we settle these transactions in Euro's. We do not use any foreign currency hedging activities or other techniques to mitigate our risk to currency fluctuations. Consequently, our product cost may suffer from a weak dollar and we may not be able to pass along foreign currency fluctuations to our customers.

   Policies and Procedures -- The Company does not invest in instruments designed to provide hedging against interest rate flucuations.

Interest Rate Risk

We currently have one credit line which we use in our operations with a maximum loan amount of $1,910,000. Our interest rate is variable and based on the prime rate. Our actual interest rate will change with each change of the prime rate. In addition, we have term loans with rates based on the prime rate. Since our borrowings have been in excess of $1,000,000, changes in the prime rate will impact our operations.

Foreign Currency Risk

We are exposed to the impact of foreign currency fluctuations. Our sales are not materially impacted by foreign currency fluctuations,as a minimal amount of our revenues are currently generated outside the United States. We use certain suppliers in Germany for product packing materials,and we settle these transactions in Euro's. We do not use any foreign currency hedging activities or other techniques to mitigate our risk to currency flucuations. Consequently, our product cost may suffer from a weak dollar and we may not be able to pass along foreing currency fluctuations to our customers.

Overall Market Risk

   With regard to overall market risk, we attempt to mitigate our exposure to such risks by assessing the relative proportion of our investments in cash and cash equivalents and the relatively stable and risk-minimized returns available on such investments. At March 31, 2005, our cash was primarily invested in non-interest bearing checking accounts.

Item 4. Controls and Procedures

Based on their evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report on Form 10-Q are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the period covered by this report on Form 10-Q, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II

Item 1 Legal Proceedings.

We currently and from time to time are involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or proceeding, which, in the opinion of our management, is likely to have a material adverse effect on us

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the first quarter of calendar year 2005.

Item 3 Defaults Upon Senior Securities

   We are not in default on any of our debt instruments.

Item 4 Submission of Matters to a Vote of Security Holders.

   No matters have been brought to a vote with our security holders during the subject reporting period.

Item 5. Other Information

On June 25, 2005, we changed our lending facility to a new lender. As a result we have increased our revolving line of credit availability from $1,100,000 to $1,910,000, In addition, certain other long term debt financing with our previous lender has been refinanced with the new lender. We were successful in securing these credit facilities at an interest rate of Prime plus 2.75% as opposed to interest rates with our previous lender which ranged from Prime plus 9% to Prime plus 12%. The new revolving line of credit is secured by all of our assets, including real estate, accounts receivable, inventory, trademarks and other intellectual property and equipment.

This revolving line of credit is secured by all of our assets, including real estate, accounts receivable, inventory, trademarks and other intellectual property and equipment.

Item 6 Exhibits

None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              REED'S , INC.
                                              (Registrant)



Date: June 30, 2005

=====================================================================================================================
              Name                                                   Title                                 Date
---------------------------------------------------------------------------------------------------------------------
                                                   Chief Executive Officer, President, Chief
/s/  CHRISTOPHER J. REED                         Financial Officer, and Chairman of the Board
--------------------------------------         (Principal Executive Officer, Principal Financial
    Christopher J. Reed                          Officer, and Principal Accounting Officer)            June 30, 2005

/s/  JUDY HOLLOWAY REED                                            Director                            June 30, 2005
-------------------------------------
    Judy Holloway Reed

/s/  PETER SHARMA III                                              Director                            June 30, 2005
-------------------------------------
    Peter Sharma III

/s/  MARK HARRIS                                             Independent Director                      June 30, 2005
-------------------------------------
    Mark Harris

/s/ DR. DANIEL S.J. MUFFOLETTO, N.D.                         Independent Director                      June 30, 2005
-------------------------------------
    Dr. Daniel S.J. Muffoletto

/s/  MICHAEL FISCHMAN                                        Independent Director                      June 30, 2005
-------------------------------------
    Michael Fischman

=====================================================================================================================