Form 10QSB
period 2005-06-30
REEDS INC
filed 2005-08-15
CIK 1140215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒ No ☐

There were 4,726,091 shares of the registrant's common stock outstanding as of June 30, 2005.

REED’S, INC

CONDENSED BALANCE SHEET

ASSETS

	June 30,	December 31,
	2005	2004
	(Unaudited)

CURRENT ASSETS
Cash	$230,404	$42,488
Inventory	1,197,601	1,301,025
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $79,431 as of June 30, 2005 and $74,974 as of December 31, 2004	864,919	797,614
Other receivables	8,794	3,163
Prepaid expenses	36,541	5,652

Total Current Assets	2,338,259	2,241,139

Property and equipment, net of accumulated depreciation of $434,227 as of June 30, 2005 and $390,363 as of December 31, 2004	1,809,364	1,821,473

OTHER ASSETS
Brand names	800,201	800,201
Other intangibles, net of accumulated amortization of $3,350 as of June 30, 2005 and $2,978 as of December 31, 2004	15,263	15,635
Deferred stock offering costs	354,435	219,955
Due from director	116,210	91,197
Total Other Assets	1,286,109	1,035,791
TOTAL ASSETS	$5,433,732	$5,098,403

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Accounts payable	$1,664,156	1,412,124
Lines of credit	1,556,490	1,128,222
Current portion of long term debt	83,064	106,113
Note payable-related party	--	21,000
Accrued interest	114,263	115,581
Accrued expenses	44,865	51,549
Total Current Liabilities	3,462,838	2,834,589

Loans payable, related party	252,358	252,358
Long term debt, less current portion	1,038,788	1,041,756
Total Liabilities	4,753,984	4,128,703

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $10.00 par value, 500,000 shares authorized, 58,940 outstanding	589,402	589,402
Common stock, $.0001 par value, 11,500,000 shares authorized, 4,726,091 shares issued and outstanding	472	472
Common stock to be issued (269,867 shares)	34,720	-
Additional paid in capital	2,753,994	2,783,464
Accumulated deficit	(2,698,840)	(2,403,638)
Total stockholders’ equity	679,748	969,700

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,433,732	$5,098,403

See accompanying Notes to Condensed Financial Statements

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three months ended		Six months ended
	(Unaudited)		(Unaudited)
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

SALES	$2,582,273	$2,782,004	$4,399,608	$4,495,344
COST OF SALES	2,069,274	2,321,097	3,555,561	3,623,767

GROSS PROFIT	512,999	460,907	844,047	871,577

OPERATING EXPENSES
Selling	236,218	198,033	521,116	336,278
General & Administrative	244,502	227,634	456,599	461,575
	480,720	425,667	977,715	797,853

INCOME (LOSS) FROM OPERATIONS	32,279	35,240	(133,668)	73,724
OTHER EXPENSES
Interest Expense	(90,327)	(54,074)	(161,534)	(114,013)

NET LOSS	$(58,048)	$(18,834)	$(295,202)	$(40,289)

PREFERRED STOCK DIVIDEND	(29,470)	-	(29,470)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(87,518)	$-	$(324,672)	$-

LOSS PER SHARE — Basic and Diluted	$(.02)	$(.01)	$(.07)	$(.01)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	4,812,710	4,726,091	4,769,640	4,726,091

See accompanying Notes to Condensed Financial Statements

REED’S, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2005 (Unaudited)

	Common Stock				Preferred Stock
	Shares	Amount	Common Stock To Be issued	Additional Paid In Capital	Shares	Amount	Accumulated Deficit	Total

Balance, December 31, 2004	4,726,091	$472	$—	$2,783,464	58,940	$589,402	$(2,403,638)	$969,700
Exercise of Warrants (Unaudited)	—	—	5,250	—	—	—	—	5,250
Preferred Stock Dividend (unaudited)	—	—	29,470	(29,470)	—	—	—	—
Net loss for the six months ended June 30, 2005 (Unaudited)	—	—	—	—	—	—	(295,202)	(295,202
Balance June 30, 2005 (Unaudited)	4,726,091	$472	$34,720	$2,753,994	58,940	$589,402	$(2,698,840)	$679,748

See Accompanying Notes to Condensed Financial Statements

REED’S INC.

CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2005 and 2004
(Unaudited)

	Six Months Ended
	(Unaudited)
	June 30,	June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(295,202)	$(40,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,610	51,959
Changes in operating assets and liabilities:
Accounts receivable	(67,305)	(763,672)
Inventory	103,424	(110,425)
Prepaid Expenses	(33,264)	(35,710)
Other receivables	(5,631)	(245)
Accounts payable	252,032	587,123
Accrued expenses	(6,684)	(34,504)
Accrued interest	3,932	23,468

Net cash used in operating activities	(24,708)	(253,287)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(31,754)	(51,354)
Due from director	(25,013)	--
Net cash used in investing activities	(56,767)	(51,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of previous line of credit	(759,387)	--
Borrowings on new line of credit	1,109,543	--
Borrowings on debt	190,000	--
Principal payments on debt	(216,016)	(65,255)
Proceeds received prior to issuance of preferred stock	--	310,900
Net borrowing on lines of credit	78,112	226,813
Payments on debt to related parties	(21,000)
Payments for deferred stock offering costs	(134,481)	(7,672)

Net cash provided by financing activities	246,771	464,786

NET INCREASE (DECREASE) IN CASH	187,916	(160,145)
CASH — Beginning of period	42,488	12,930

CASH — End of period	$230,404	$173,075

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$157,602	$90,545
Taxes	$0	$0

Noncash Investing and Financing Activities
Common stock to be issued in settlement of accrued interest	$5,250	$--
Common stock to be issued in settlement of preferred stock dividend	$29,470	$29,470

See accompanying Notes to Condensed Financial Statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reeds, Inc. (the Company), contains all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2005, the results of operations, and cash flows for the three months ended June 30, 2005 and 2004. The balance sheet as of December 31, 2004 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Registration Statement, Form SB-2 as filed with the Securities and Exchange Commission on May 13, 2005.

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

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

Loss per Common Share

Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. As the Company had a loss in the six month period ended June 30, 2005 and 2004, basic and diluted loss per share are the same.

The weighted average shares outstanding at June 30, 2005 includes the shares to be issued resulting from the exchange of warrants, which occurred on June 30, 2005 for 262,500 shares of common stock, and the preferred stock dividend payable for 7,367 shares of common stock . These shares are expected to be issued in the third quarter of 2005 (see Notes 5 and 6).

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment.” Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005 and the first fiscal year that begins after December 15, 2005 for small business issuers. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

We do not believe that the adoption of the above recent pronouncements will have a material effect on our consolidated financial position or results of operations.

2.	Lines of credit

In June 2005, the Company was successful in replacing the lender of its line of credit facilities. The new lender has extended a line of credit secured by accounts receivable and inventory in the maximum amounts of $1,910,000. The borrowing base on the accounts receivable are 80% of all eligible receivables, which are primarily accounts receivables under 90 days. The inventory borrowing base is 50% of eligible inventory. As of June 30, 2005, the amounts borrowed on this line of credit were $ 1,109,543. The interest rate on this new loan is Prime plus 2.75%. The aggregate amounts borrowed under other lines of credit and payable at June 30, 2005 was $446,947 (see Note 4).

3.	Long term debt

In June 2005, the Company was successful in replacing the lender of certain long-term debt secured by equipment. The Company replaced 2 loans which had a combined principle balance at December 31, 2004 of $169,248 and had interest rates ranging from Prime plus 10% to Prime plus 12% to one loan at June 30, 2005 with a principal balance of $190,000 and an interest rate of Prime plus 2.75%. The monthly payment on this loan requires principal payments of $3,167, plus interest. This loan matures in June 2010.

4.	Equipment line of credit

In June 2005, the Company obtained an equipment line of credit from the same lender mentioned in footnotes 2 and 3. The maximum amount of this line of credit is $150,000 and can be used for eligible equipment purchases. The interest rate for this line of credit is Prime plus 2.75%. As of June 30, 2005, no advances were made on this line of credit.

5.	Related Party Transactions

In June 2005, 262,500 warrants held by Robert Reed were exercised at $.02 per warrant resulting in 262,500 shares to be issued. In lieu of receiving $5,250, interest payable to Robert Reed was reduced by the same amount. As of June 30, 2005, the shares had not been issued.

6.	Dividend Distributable

Dividend distributable represents the preferred stock dividend payable to be paid with the issuance of common stock. The 7,367 shares of common stock had not been issued as of June 30, 2005.

7.	Inventory

Inventory consists of the following at June 30, 2005

Raw Materials	$546,189
Finished Goods	651,412
$1,197,601

Overview

     We develop, manufacture, market, and sell “alternative” or “New Age” beverages and assorted foods. We currently manufacture, market and sell six unique product lines:

•	Reed’s Ginger Brews
•	Virgil’s Root Beer and Cream Sodas
•	China Colas
•	Reed’s Ginger Juice Brews
•	Reed’s Ginger Candies
•	Reed’s Ginger Ice Creams

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

Consumer Demanding More Natural Foods - The rapid growth of the natural foods industry has been fueled by the growing consumer awareness of the potential health problems due to the consumption of chemicals in the diet. Consumers are reading ingredient labels and choosing products based on them. We design products with these consumer concerns in mind. We feel this trend toward more natural products is one of the main trends behind our growth. Recently, this trend in drinks has not only shifted to products using natural ingredients, but also to products with added ingredients possessing a perceived positive function like vitamins, herbs and other nutrients. Our products also are designed with this consumer demand in mind.

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

Cash Flow Requirements - Growth of our company will depend on the availability of additional capital infusions to finance. We have a financial history of losses and are dependent on non-banking sources of capital, which tend to be more expensive and charge higher interest rates. Any increase in costs of goods will further increase losses and will further tighten cash reserves. We feel that we could raise prices to offset this problem if it occurs. We haven’t increased our prices since inception and we feel that the market has been increasing in terms of beverage prices in the last ten years.
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

Initial Public Offering - We anticipate that during the 2005 calendar year we will complete our regulatory filings with state and federal securities commissions and commence our public offering. Our public offering is a best efforts offering of up to 2 million shares of stock at $4.00 per share. While we do not require this funding to continue our operations, in the event less than the maximum amount of this offering is raised, our future business plans may be adversely effected.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements including various allowances and reserves for accounts receivable and inventories, the estimated lives of long-lived assets and trademarks and trademark licenses, as well as claims and contingencies arising out of litigation or other transactions that occur in the normal course of business. The following summarize our most significant accounting and reporting policies and practices:

Trademark License and Trademarks. Trademark license and trademarks primarily represent the costs we pay for exclusive ownership of the Reed’s® trademark in connection with the manufacture, sale and distribution of beverages and water and non-beverage products. We also own the Virgil’s® trademark and the China Cola® trademark. In addition, we own a number of other trademarks in the United States as well as in a number of countries around the world. We account for theses items in accordance with SFAS No. 142, Goodwill, and Other Intangible Assets. Under the provisions of SFAS No. 142, we do not amortize indefinite-lived trademark licenses and trademarks.

In accordance with SFAS No. 142, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the years ended December 31, 2004 or 2003.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the years ended December 31, 2004 or 2003.

Management believes that the accounting estimate related to impairment of our long lived assets, including our trademark license and trademarks, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our consolidated balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and we expect they will continue to do so.

In estimating future revenues, we use internal budgets. Internal budgets are developed based on recent revenue data for existing product lines and planned timing of future introductions of new products and their impact on our future cash flows.

Advertising. We account for advertising production costs by expensing such production costs the first time the related advertising is run.

Accounts Receivable. We evaluate the collectibility of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount our management believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding.

Inventories. Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and/or our ability to sell the product(s) concerned and production requirements. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

Income Taxes. Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. We consider future taxable income and ongoing, prudent, and feasible tax planning strategies, in assessing the value of our deferred tax assets. If our management determines that it is more likely than not that these assets will not be realized, we will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on our management’s judgment. If our management subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

Recent Accounting Pronouncements

    In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment.” Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005 and the first fiscal year that begins after December 15, 2005 for small business issuers. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

     We do not believe that the adoption of the above recent pronouncements will have a material effect on our consolidated financial position or results of operations.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net Sales. Net sales decreased by $199,731, or 7.2%, to $2,582,273 in the three months ending June 30, 2005 from $2,782,004 in the three months ending June 30, 2004. The net sales decrease was primarily the result of a one time sale of product in the three months ending June 30, 2004 of $348,000. Comparing the three months ended June 30, 2005 to the three months ended June 30, 2004 overall sales decreased. However, the  2004 period includes sales of approximately $348,000 to one customer who placed a one time order. Given that our sales decreased by $199,731 in the 2005 period as compared to 2004 period, our sales to our recurring customers actually increased approximately  $148,000. This trend is consistent with management's plans to increase sales to its existing customer base as well as search for new customers, thereby increasing its customer base. Sales growth was from existing products. This growth came from the Virgil’s Root Beer line that includes the new 5 liter kegs and cream soda (2.6%) and from the core Reed’s Ginger Brew products (3.0%) consisting of Reed’s Original, Reed’s Extra and Reed’s Premium Ginger Brew. While we keep limited data on the following, we believe these existing product sales increases were due to increased sales in existing outlets and the expansion of the number of outlets carrying these products.

Gross Profit. Gross profit was $512,999 for the three months ending June 30, 2005, an increase of $52,092 or 11.3% higher than the gross profit for the three months ending June 30, 2004 of $460,907. As a percentage of net sales, gross profit increased to 19.9% in the three months ending June 30, 2005 from 16.6% in the three months ending June 30, 2004. This increase was due to decreased warehouse expenses (1.1%) due to decreased use of outside warehousing and decreased freight expenses (2.2%) due to decreased use of cross country freight as the west coast facility gears up.

Selling Expenses. Selling expenses increased by $38,185 or 19.3% to $236,218 in the three months ending June 30, 2005 from $198,033 in the three months ending June 30, 2004 and increased as a percentage of net sales to 9.1% in the three months ending June 30, 2005 from 7.1% in the three months ending June 30, 2004. The increase in selling expenses was primarily due to increased sales wages due to a larger sales force (a 25.0% increase), increased selling expenses due to the larger sales force (4.7%) and increased promotional expenses in the form of demos (7.3%). These increased expenses were offset by lower promotional expenses (-3.1%) and lower commissions to outside brokers (-14.6%)

General and Administrative. General and administrative expenses increased by $16,868 or 7.4%, to $244,502 in the three months ending June 30, 2005 from $227,634 in the three months ending June 30, 2004 and increased as a percentage of net sales to 9.5% in the three months ending June 30, 2005 from 8.2% in the three months ending June 30, 2004. The increase in general and administrative expenses was primarily due to an increase in insurance expenses (9.5%) and utility expenses (3.1%) offset by a reclassification of lease expenses in the three months ending June 30, 2005 to cost of goods sold (-5.2%).

Interest expense was $90,327 in the three months ending June 30, 2005, compared to interest expense of $54,074 in the three months ending June 30, 2004. We had higher interest expense in 2005 due to increased borrowing and an increase in the prime lending rate on our receivable line of credit with our lender.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net Sales. Net sales decreased by $95,736, or 2.1%, to $4,399,608 in the six months ending June 30, 2005 from $4,495,344 in the six months ending June 30, 2004. 2004 sales figures include a one time sale of $348,000. Comparing the six months ended June 30, 2005 to the six months ended June 30, 2004 overall sales decreased. However, the  2004 period includes sales of approximately $348,000 to one customer who placed a one time order. Given that our sales decreased by $95,736 in the 2005 period as compared to 2004 period, our sales to our recurring customers actually increased approximately  $252,000. This trend is consistent with management's plans to increase sales to its existing customer base as well as search for new customers, thereby increasing its customer base. This net sales increase was primarily the result of sales growth of existing products. Existing product growth came from the Virgil’s Root Beer line including the new 5 liter part kegs and the cream soda (2.8%) and from the core Reed’s Ginger Brew products (0.9%) consisting of Reed’s Original, Reed’s Extra and Reed’s Premium Ginger Brew. While we keep limited data on the following, we believe these existing product sales increases were due to increased sales in existing outlets and the expansion of the number of outlets carrying these products.

Gross Profit. Gross profit was $844,047 for the six months ending June 30, 2005, a decrease of $27,530 or 3.2% lower than the gross profit for the six months ending June 30, 2004 of $871,577. As a percentage of net sales, gross profit decreased to 19.2% in the six months ending June 30, 2005 from 19.4% in the six months ending June 30, 2004. The decrease in gross margin percentage is due to increased customs expenses (-0.3%) due to increased importations of products and packaging material, increased depreciation as a percentage of sales (-0.1%) and lease expenses being relocated from general and administrative expenses (-0.4%), offset by reduced freight expenses (0.4%) due to the increased use of the west coast facility and reduced labor expenses at the new facility (0.2%) as efficiencies increase at the new west coast facility.

Selling Expenses. Selling expenses increased by $184,838 or 55.0% to $521,116 in the six months ending June 30, 2005 from $336,278 in the six months ending June 30, 2004 and increased as a percentage of net sales to 11.8% in the six months ending June 30, 2005 from 7.5% in the six months ending June 30, 2004. The increase in selling expenses was primarily due to increased sales wages due to a larger sales force (31.7%), increased selling expenses due to the larger sales force (9.0%) and increased promotional expenses in the form of demos (24.2%). This was offset by reduced promotional expenses (-4.0%) and reduced commissions expenses to outside brokers (-5.9%). Selling expenses increased as we prepared for more aggressive growth with the expected public offering in the third quarter of this year. The rate of increase of our annualized selling expenses is not expected to continue. We will monitor our selling expenses in relation to our future realized sales and will make adjustments as management deems necessary.

General and Administrative. General and administrative expenses decreased by $4,976 or 1.1%, to $456,599 in the six months ending June 30, 2005 from $461,575 in the six months ending June 30, 2004 and increased as a percentage of net sales to 10.4% in the six months ending June 30, 2005 from 10.3% in the six months ending June 30, 2004. General and administrative expenses saw an increase in utility expenses (1.5%), an increase in bank processing expenses (0.4%) and an increase in insurance expenses (3.0%) offset by a reclassification of lease expenses to cost of goods sold (-5.0%).

Interest expense was $161,534 in the six months ending June 30, 2005, compared to interest expense of $114,013 in the six months ending June 30, 2004. We had higher interest expense in 2005 due to increased borrowing and an increase in the prime lending rate on our receivable line of credit with our lender.

Liquidity and Capital Resources

Robert T. Reed Sr. had options to purchase 262,500 shares at $0.02 for his work in 1991 helping the start up of our company. The expiration date of these options was June 1, 2005. The original term of the options was until December 31, 1997. We affected extension of these options twice, once to December 31, 2000 and again to June 1, 2005. These extensions were granted in consideration of extensions Mr. Reed, Sr. granted us on the repayment of his various loans made to us. These options were exercised on May 31, 2005.

    Historically, we have financed our operations primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution, and cash generated from operations.

As of June 30, 2005, we had a working capital deficit of $1,124,579 compared to a working capital deficit of $593,450 as of December 31, 2004. This increase in our working capital deficit was primarily attributable to losses from operations, increased borrowing under our credit facilities, and costs incurred related to our deferred stock offering.

     As of June 30, 2005, cash was $230,404, compared to $42,488 as of December 31, 2004. This amount arose from cash collections on accounts receivable not yet applied to our line of credit as of June 30, 2005. Net cash used by operating activities was approximately $24,708 for the six months ended June 30, 2005.

We used $56,767 in investing activities for the six months ended June 30, 2005, primarily for the purchase of equipment for our West Coast Brewery and advances on a loan to a director.

Cash flow provided from financing activities was $246,771 for the six months ended June 30, 2005. The increase came primarily from borrowings from our new lender and was reduced by the pay-off of loans from our previous lender, the pay-off of non-related party loans and an increase in our deferred offering expenses.

     We do not have any current material commitments for capital expenditures.

     On June 25, 2005, we changed our primary lender. As a result we have increased our revolving line of credit availability from $1,100,00 to $1,910,000. In addition, long term debt financing with our previous lender has been refinanced with our new lender. We were successful in securing these credit facilities at an interest rate of Prime plus 2.75% as opposed to interest rates with our previous lender which ranged from Prime plus 9% to Prime plus 12%.

     This revolving line of credit is secured by all of our assets, including real estate, accounts receivable, inventory, trademarks and other intellectual property and equipment. The credit facility does not impose any financial covenants on us.

     We have recently been advised by the Securities Exchange Commission that our best efforts $9.2 million SB-2 offering has been declared effective under the federal securities laws. Management believes that we are in the final stages of obtaining approval of our offering before the coordinated state review, which will allow us to offer our shares in 31 states.

During the next six months, we expect to reduce our raw materials inventory by approximately $150,000. We built up this inventory by purchasing beverage bottles in a foreclosure proceeding of an unrelated party.

Management believes its sources of cash are adequate for the next twelve months of operations.

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

We are exposed to the impact of foreign currency fluctuations. Our sales are not materially impacted by foreign currency fluctuations, as a minimal amount of our revenues are currently generated outside the United States. We use certain suppliers in Germany for product packing materials, and we settle these transactions in Euro’s. We do not use any foreign currency hedging activities or other techniques to mitigate our risk to currency fluctuations. Consequently, our product cost may suffer from a weak dollar and we may not be able to pass along foreign currency fluctuations to our customers.

Policies and Procedures -- The Company does not invest in instruments designed to provide hedging against interest rate fluctuations.

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

Foreign Currency Risk
We are exposed to the impact of foreign currency fluctuations. Our sales are not materially impacted by foreign currency fluctuations, as a minimal amount of our revenues are currently generated outside the United States. We use certain suppliers in Germany for product packing materials, and we settle these transactions in Euro’s. We do not use any foreign currency hedging activities or other techniques to mitigate our risk to currency fluctuations. Consequently, our product cost may suffer from a weak dollar and we may not be able to pass along foreign currency fluctuations to our customers.

Overall Market Risk
With regard to overall market risk, we attempt to mitigate our exposure to such risks by assessing the relative proportion of our investments in cash and cash equivalents and the relatively stable and risk-minimized returns available on such investments. At June 30, 2005, our cash was primarily invested in non-interest bearing checking accounts.

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded, as of the end of such period, that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes in Internal Controls.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.