Form 10QSB
period 2005-09-30
REEDS INC
filed 2005-12-08
CIK 1140215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒ No ☐

There were 4,726,091 shares of the registrant's common stock outstanding as of September 30, 2005.

Part I - Financial Information

Item 1. Financial Statements
REED’S, INC

CONDENSED BALANCE SHEETS

ASSETS
	September 30, 2005	December 31, 2004
	(Unaudited)

CURRENT ASSETS
Cash	$38,928	$42,488
Inventory	1,361,843	1,301,025
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $79,431 as of September 30, 2005 and $74,974 as of December 31, 2004	653,222	797,614
Other receivables	7,683	3,163
Prepaid expenses	215,604	5,652
Total Current Assets	2,277,280	2,149,942

Property and equipment, net of accumulated depreciation of $462,294 as of September 30, 2005 and $390,363 as of December 31, 2004	1,834,361	1,821,473

OTHER ASSETS
Brand names	800,201	800,201
Other intangibles, net of accumulated amortization of $3,537 as of September 30, 2005 and $2,978 as of December 31, 2004	15,077	15,635
Deferred stock offering costs	443,888	219,955
Due from director	120,210	91,197
Total Other Assets	1,379,376	1,126,988
TOTAL ASSETS	$5,491,017	$5,098,403

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,968,872	$1,412,124
Lines of credit	1,381,327	1,128,222
Current portion of long term debt	112,166	106,113
Note payable-related party	–	21,000
Accrued interest	118,563	115,581
Accrued expenses	65,900	51,549
Total Current Liabilities	3,646,828	2,834,589

Loans payable, related party	252,358	252,358
Long term debt, less current portion	1,092,427	1,041,756
Total Liabilities	4,991,613	4,128,703

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $10.00 par value, 500,000 shares authorized, 58,940 shares issued and outstanding	589,402	589,402
Common stock, $.0001 par value, 11,500,000 shares authorized, 4,726,091 shares issued and outstanding	472	472
Common stock to be issued (269,867 shares)	34,720
Additional paid in capital	2,753,994	2,783,464
Accumulated deficit	(2,879,184)	(2,403,638)
Total stockholders’ equity	499,404	969,700
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,491,017	$5,098,403

See accompanying Notes to Condensed Financial Statements

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three months ended (Unaudited)		Nine months ended (Unaudited)
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

SALES	$2,735,332	$2,209,696	$7,134,940	$6,705,040
COST OF SALES	2,266,327	1,759,630	5,821,887	5,383,397
GROSS PROFIT	469,005	450,066	1,313,053	1,321,643

OPERATING EXPENSES
Selling	318,862	194,606	839,978	530,884
General & Administrative	232,938	308,414	687,413	769,989
Legal fees	24,040	74,539	26,166	74,539
	575,840	577,559	1,553,557	1,375,412

LOSS FROM OPERATIONS	(106,835)	(127,493)	(240,504)	(53,769)
OTHER EXPENSES
Interest Expense	(73,508)	(64,466)	(235,042)	(178,479)
Loss on Extinguishment of Debt	–	(153,000)	–	(153,000)
	(73,508)	(217,466)	(235,042)	(331,479)

NET LOSS	(180,343)	(344,959)	(475,546)	(385,248)
Preferred Stock Dividend	–	–	(29,470)	–
Net Loss Attributable to Common Stockholders	$(180,343)	$(344,959)	$(505,016)	$(385,248)

Net Loss Available to Common Stockholders — Basic and Diluted	$(.04)	$(.07)	$(.10)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	4,995,959	4,726,091	4,845,909	4,726,091

See accompanying Notes to Condensed Financial Statements

REED’S INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2005 (Unaudited)

	Common Stock		Common Stock to be	Additional Paid in	Preferred Stock		Accumulated
	Shares	Amount	Issued	Capital	Shares	Amount	Deficit	Total

Balance, January 1, 2005	4,726,091	$472	$–	$2,783,464	58,940	$589,402	$(2,403,638)	$969,700
Exercise of warrants			5,250					5,250
Preferred Stock Dividend			29,470	(29,470)
Net Loss for the nine months ended September 30, 2005							(475,546)	(475,546)
Balance, September 30, 2005 (unaudited)	4,726,091	$472	$34,720	$2,753,994	58,940	$589,402	$(2,879,184)	$499,404

See accompanying Notes to Condensed Financial Statements

REED’S INC.

CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2005 and 2004
(Unaudited)

	Nine Months Ended (Unaudited)
	September 30,	September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(475,546)	$(385,248)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	83,220	78,935
Loss on extinguishment of debt	–	153,000
Changes in operating assets and liabilities:
Accounts receivable	144,392	(46,308)
Inventory	(60,817)	(322,494)
Prepaid Expenses	(220,683)	(110,004)
Other receivables	(4,520)	855
Accounts payable	556,748	400,336
Accrued expenses	14,351	46,311
Accrued interest	8,232	37,452
Net cash provided by (used in) operating activities	45,377	(147,165)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(84,819)	(74,532)
Due from director	(29,013)	(23,600)
Net cash used in investing activities	(113,832)	(98,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal borrowings on debt	340,000	184,132
Principal payments on debt	(283,277)	(178,947)
Proceeds received prior to issuance of preferred stock	–	334,400
Net borrowing on lines of credit	253,106	89,717
Payments on debt to related parties	(21,000)	–
Payments for deferred stock offering costs	(223,934)	(105,662)
Net cash provided by financing activities	64,895	323,640

NET INCREASE (DECREASE) IN CASH	(3,560)	78,343
CASH — Beginning of period	42,488	12,930
CASH — End of period	$38,928	$91,273

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$226,810	$141,626
Taxes	$–	$–

Noncash Investing and Financing Activities
Common stock to be issued in settlement of accrued interest and exercise of warrants	$5,250	$–
Common stock to be issued in settlement of preferred stock dividend	$29,470	$–
Beneficial conversion feature	$–	$353,640

See accompanying Notes to Condensed Financial Statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 (UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reeds, Inc. (the Company), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2005, and the results of operations and cash flows for the three and nine months ended September 30, 2005 and 2004. The balance sheet as of December 31, 2004 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

Loss per Common Share

Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. As the Company had a loss in the three and nine month period ended September 30, 2005 and 2004, basic and diluted loss per share are the same.

The weighted average shares outstanding at September 30, 2005 includes the shares to be issued resulting from the exchange of warrants, which occurred on June 30, 2005, for 262,500 shares of common stock, and the preferred stock payable for 7,367 shares of commons stock . These shares are expected to be issued in the fourth quarter of 2005, (see Notes 5 and 6).

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

In June 2005, the Company was successful in replacing the lender of its line of credit facilities. The new lender has extended a line of credit secured by accounts receivable and inventory in the maximum amounts of $1,910,000. The borrowing base on the accounts receivable are 80% of all eligible receivables, which are primarily accounts receivables under 90 days. The inventory borrowing base is 50% of eligible inventory. As of September 30, 2005, the amounts borrowed on this line of credit were $ 928,335. The interest rate on this new loan is Prime plus 2.75%. The aggregate amounts borrowed under other lines of credit and payable at September 30, 2005 was $452,992.

3.	Long term debt

In June 2005, the Company was successful in replacing the lender of certain long-term debt secured by equipment. The Company replaced 2 loans which had a combined principle balance at December 31, 2004 of $169,248 and had interest rates ranging from Prime plus 10% to Prime plus 12% to one loan. At September 30, 2005, the new loan balance was $180,499. The interest rate on the loan is Prime plus 2.75%. The monthly payment on this loan requires principal payments of $3,167, plus interest. This loans matures in June 2010.

4.	Equipment line of credit

In June 2005, the Company obtained an equipment line of credit from the same lender mentioned in footnotes 2 and 3. The maximum amount of this line of credit is $150,000 and can be used for eligible equipment purchases. The interest rate for this line of credit is Prime plus 2.75%, but not less than 8.50%. As of September 30, 2005, net advances were $101,000. This line matures May 2009 and requires ratable, monthly payments of principal, and applicable interest, until the line matures in May 2009.

5.	Related Party Transactions

In June 2005, 262,500 warrants held by Robert Reed were exercised at $.02 per warrant resulting in 262,500 shares to be issued. In lieu of receiving $5,250, interest payable to Robert Reed was reduced by the same amount. As of September 30, 2005, the shares had not been issued.

6.	Dividend Distributable

Dividend distributable represents the preferred stock dividend payable to be paid with the issuance of common stock. The 7,367 shares of common stock had not been issued as of September 30, 2005.

7.	Inventory

Inventory consists of the following at September 30, 2005

Raw Materials	$565,531
Finished Goods	796,312
$1,361,843

8.	Legal Proceedings

The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a materially adverse effect on it.

During 2004 and 2005, the Company incurred legal fees associated with a law suit which the Company has won. The Plaintiff has appealed. The judgment in favor of the Company is to have the Plaintiff reimburse the Company for its legal defense costs. If the Company is successful in the appeals process, it will record income from the judgment if it collects the monies.

F-6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as “may,”  “should,”  “expect,”  “anticipate,”  “believe,”  “estimate,”  “intend,”  “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors That May Affect Results of Operations and Financial Condition” below, as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

You should read the following Managemen’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this document.

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

Trends, Risks, Challenges, Opportunities That May or Are Currently Affecting Our Business

Our main challenges, trends, risks, and opportunities that could affect or are affecting our financial results include but are not limited to:

Fuel Prices - As oil prices continue to rise, our freight rates, which run at approximately 9% of net sales, have been increasing. As of September 30, 2005, we believe oil prices have peaked and may start to decline for most of the next quarter. We therefore do not expect freight rates to continue to rise in the fourth quarter. We expect that our Brewery operations in Los Angeles, CA will allow us to reduce certain freight costs by eliminating the need to ship from our contract manufacturer in Pennsylvania to our customers in the Western part of the United States.

Low Carbohydrate Diets and Obesity - Consumers have been demanding lower carbohydrate products. This trend did not seem to affect our sales growth in 2005. We are watching this trend closely and have started developing low-carbohydrate versions of some of our beverages.

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

Cash Flow Requirements - Growth of our company will depend on the availability of additional capital infusions to finance. We have a financial history of losses and are dependent on non-banking sources of capital, which tend to be more expensive and charge higher interest rates. Any increase in costs of goods will further increase losses and will further tighten cash reserves. We feel that we could raise prices to offset this problem if it occurs. We haven’t increased our prices since inception and we feel that the market has been increasing in terms of beverage prices in the last ten years. We intend to increase our prices in 2006. See our discussion of this in our discussion of Gross Margin below.

Packaging or Raw Material Price Increases - An increase in packaging or raw materials could be adverse to our cash flow and income. Recently, glass prices have gone up considerably due to increased fuel prices and other market forces. Rising fuel prices could possibly increase costs of the raw materials and packaging making up the cost of goods manufactured. We continue to search for packaging and production alternatives to reduce our cost of goods.

Initial Public Offering. We completed our regulatory filings with state and federal securities commissions and commenced our public offering in September 2005. Our public offering is a best efforts offering of up to 2 million shares of stock at $4.00 per share. While we do not require this funding to continue our operations, in the event less than the maximum amount of this offering is raised, our future business plans may be adversely effected.

Gross Margin Discussion

We recognize the long term need to improve the margins of the company. Currently, we spend about 11.6% on freight and warehousing supporting our national distribution with most of our production coming from our east coast contract manufacturer in Pennsylvania. Ultimately, we will have regional production and ship direct to our customers. This will result in savings, in both reduced production costs and local delivery direct to customers. We expect that reduced production costs and local delivery will result in a gross margin increase in the 10-15% range. We have always built our brands with the focus of increasing our sales volumes, which in turn increases the value of our company because we know the market place values sales volume. This focus has driven our sales growth and will continue to do so. However, we also recognize the need to improve our margins, thereby increasing our profitability. In the short term, a number of projects are in the works to improve margins. Those projects are summarized below.

Projects	Annual Savings per shift	Approximate Costs
Build Manual Bulk glass depalletizer	$20,000	$5,000
Improve plant conveyors	$20,000	$5,000
Automatic soft drink batch machine	$10,000	$5,000
Drop packer installed	$40,000	$5,000
Bringing on a Swing shift	$40,000	$0

The west coast brewery when fully operational will allow the company to reduce its freight expenses by avoiding expensive cross country shipping. Even though the brewery had been intended to accomplish this task, it has not been able to become fully operational. The plant can run in a single shift with a 5 day week approximately 375,000 cases a year supporting approximately $5,000,000 in annual sales. We ran in 2004 at approximately 30% of this capacity and this year we are running at about 50%. The main obstacle to full plant utilization is the inability of our west coast plant to consistently produce a product which meets our flavor standards. Since we do not release inferior product in the market place, our utilization has been impacted. We are working with flavor experts in seeking a solution to this production obstacle. It appears differences in equipment and water source at our west coast plant are causing the flavor of the brews to not consistently produce a product which meets our flavor standards. The goal with this plant is to get the plant supporting and producing all the product demand for west of the Mississippi. This would save about $225,000 on freight a year on our current volume of sales. Labor costs at this plant are also running higher than design. The number of people on the line is still high due to a number of pieces of equipment that need to be bought and installed to reduce labor. We project those six projects we currently are working on will save approximately $150,000 in labor annually. Recently, we acquired an automatic 5 liter party keg filler for $77,000. This machine has reduced labor costs from 50¢ per keg to 15¢ per keg. The savings that both full operating volume and proper staff on the line would result in approximately $375,000 per year or around 4 percent boost to gross margin.

Affect of Fuel Costs Increase on our Gross Margin

Hurricane Katrina’s effects on fuel prices have had a negative effect on our gross margin. Our products require us to utilize freight companies to move our products to market. The freight costs have been considerably higher as freight companies pass on the effect of higher fuel prices. Higher fuel prices have also caused a number of our suppliers to increase prices to us, most notably our main contract manufacturer in Pennsylvania. Citing cost increases for glass, they have increased our cost of production by 9%. This price increase will reduce our gross margin by an estimated 3%. This price increase became effective on October 31, 2005. Our response to this price increase is that we will initiate a price increase on our products. In addition, we are actively pursuing other production facilities that could offer better pricing. We believe our growth, current volume and projected future volume will allow us to negotiate better pricing and at least partially negate the current cost increase. In the short term we will raise our prices. This price increase is our first in 15 years and should improve gross margins by about 7%. It will not go into effect until February 1, 2006. Therefore, we do not anticipate gross margin relief on this price increase until the first quarter of 2006.

Current Public Offering

On August 3, 2005, the SEC declared our SB-2 Registration Statement effective. This offering has also been cleared in 35 States.  Brookstreet Securities is the underwriter for this offering. We are currently syndicating the offer to other NASD broker-dealers.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net Sales. Net sales increased by $525,636, or 23.8%, to $2,735,332 in the three months ended September 30, 2005 from $2,209,696 in the three months ended September 30, 2004. Sales growth was from existing products. This growth came from the Virgil’s Root Beer line (15.9%) that includes the new 5 liter kegs and cream soda and from the Reed’s Ginger Brew products line (8.0%). In addition, the candy line contributed (0.7%). While we keep limited data on the following, we believe these existing product sales increases were due to increased sales in existing outlets and the expansion of the number of outlets carrying these products.

Gross Profit. Gross profit was $469,005 for the three months ended September 30, 2005, an increase of $18,939 or 4.2% higher than the gross profit for the three months ended September 30, 2004 of $450,066. As a percentage of net sales, gross profit decreased to 17.1% in the three months ended September 30, 2005 from 20.4% in the three months ended September 30, 2004. This decrease was due to increased fuel costs reflected in an increase in freight costs and increased packaging costs due to fuel related price increases.

General and Administrative & Selling Expenses. These expenses increased by $48,780, 1% to $551,800 in the three months ended September 30, 2005 from $503,020 in the three months ended September 30, 2004 and decreased as a percentage of net sales to 20.2% in the three months ended September 30, 2005 from 22.8% in the three months ended September 30, 2004. We had an increase in commissions (5.8%) due to the increased reliance on outside brokers. Selling expenses also increased due to demos in new accounts to launch our products in those accounts (3.9%). We expect the commissions to remain higher as some of our sales growth relies on outside brokers and we expect to have the elevated demo expenses that we experienced this quarter on going as we use our in store kegerator demo program to launch our products into new accounts.

Interest expense was $73,508 in the three months ended September 30, 2005, compared to interest expense of $64,466 in the three months ended September 30, 2004. We had higher interest expense in 2005 due to increased borrowing on our receivable line of credit with our lender, BACC.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net Sales. Net sales increased by $429,900, or 6.4%, to $7,134,940 in the nine months ended September 30, 2005 from $6,705,040 in the nine months ended September 30, 2004. 2004 sales figures include a one time sale of $348,000 to one customer. Given that our overall sales increased $429,900, our sales increase to recurring customers approximated $778,000, for the nine months ending September 30, 2005. This trend is consistent with management’s plans to increase sales to its existing customer base as well as search for new customers, thereby increasing its customer base. This net sales increase was primarily the result of sales growth of existing products. Existing product growth came from the Virgil’s Root Beer line (7.5%) including the new 5 liter party kegs and the cream soda and from the Reed’s Ginger Brew products line (4.7%). While we keep limited data on the following, we believe these existing product sales increases were due to increased sales in existing outlets and the expansion of the number of outlets carrying these products.

Gross Profit. Gross profit was $1,313,053 for the nine months ended September 30, 2005, a decrease of $8,590 or 0.6% lower than the gross profit for the nine months ended September 30, 2004 of $1,321,643. As a percentage of net sales, gross profit decreased to 18.4% in the nine months ended September 30, 2005 from 19.7% in the nine months ended September 30, 2004. This decrease was due to increased fuel costs reflected in an increase in freight costs and increased packaging costs due to fuel related price increases.

General and Administrative & Selling Expenses. These expenses increased by $226,518 or 17.4% to $1,527,391 in the three months ended September 30, 2005 from $1,300,873 in the three months ended September 30, 2004 and increased as a percentage of net sales to 21.4% in the three months ended September 30, 2005 from 19.4% in the three months ended September 30, 2004. General and administrative and selling expenses increased for the following reasons. We had an increase in commissions (2.1%) due to the increased reliance on outside brokers. Selling expenses also increased due to demos in new accounts to launch our products in those accounts (6.7%). Professional fees such as accounting fees increased (1.6%) due to the public reporting. Sales salaries increased due to the increase in sales force staff. We expect the new level of expenses to continue going forward but to not increase in the short term.

Interest expense was $235,042 in the nine months ended September 30, 2005, compared to interest expense of $178,479 in the nine months ended September 30, 2004. We had higher interest expense in 2005 due to increased borrowing and an increase in the prime lending rate on our receivable line of credit with our lender, BACC.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution, and cash generated from operations.

As of September 30, 2005, we had a working capital deficit of $1,369,548, compared to a working capital deficit of $684,647 as of December 31, 2004. This increase in our working capital deficit was primarily attributable to losses from operations, a decrease in accounts receivable, an increase in accounts payable and an increase in use of our line of credit.

As of September 30, 2005, cash was $38,928, compared to $42,488 as of December 31, 2004. Net cash provided by operating activities was $45,377 for the nine months ended September 30, 2005. This amount arose from a decrease in accounts receivable and an increase accounts payable and accrued expenses, offset with our loss from operations and increase in prepaid expenses.

We used $113,832 in investing activities for the nine months ended September 30, 2005, primarily for the purchase of equipment for our West Coast Brewery and a loan made to a director before we become public. The purchase of equipment was for the 5 liter party keg filler. This piece of equipment reduces the labor costs by over 75% in the manufacture of the party kegs.

Cash flow provided in financing activities was $64,895 for the nine months ended September 30, 2005 and was the result of increased borrowing on our line of credit, principal borrowing on debt offset by principal payment of debt and deferred offering expenses.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements including various allowances and reserves for accounts receivable and inventories, the estimated lives of long-lived assets and trademarks and trademark licenses, as well as claims and contingencies arising out of litigation or other transactions that occur in the normal course of business. The following summarize our most significant accounting and reporting policies and practices:

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

In accordance with SFAS No. 142, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the year ended December 31, 2004 or the nine months ended September 30, 2005.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the year ended December 31, 2004 or the nine months ended September 30, 2005.

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

On June 25, 2005, we changed our primary lender. As a result we have increased our revolving line of credit availability from $1,100,000 to $1,910,000. In addition, long term debt financing with our previous lender has been refinanced with our new lender. We were successful in securing these credit facilities at an interest rate of Prime plus 2.75% as opposed to interest rates with our previous lender which ranged from Prime plus 9% to Prime plus 12%. The better interest rate was influenced by the improved collateral of the company. Our building, which we bought for $850,000 in 2000 is now appraised at $1,600,000.

This revolving line of credit is secured by all of our assets, including real estate, accounts receivable, inventory, trademarks and other intellectual property and equipment. The credit facility does not impose any financial covenants on us.

The status of the current public offering is handled in a section prior to the discussion of results of operations.

Proceeds of the IPO will be used to expand the sales and marketing efforts, improve the quality of our management team, and improve the infrastructure of our reporting systems and aid in the improvement to our West Coast plant.

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

Overall Market Risk
With regard to overall market risk, we attempt to mitigate our exposure to such risks by assessing the relative proportion of our investments in cash and cash equivalents and the relatively stable and risk-minimized returns available on such investments. At September 30, 2005, our cash was primarily invested in non-interest bearing checking accounts.

Item 3. CONTROLS AND PROCEDURES

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

Part II

Item 1. Legal Proceedings

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Not applicable