Form 10KSB
period 2005-12-31
REEDS INC
filed 2006-04-17
CIK 1140215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE
ACT OF 1934

For the annual period ended December 31, 2005

Commission file number: 333-120451
------------
REED’S INC.
-------------------------------------
(Exact name of registrant as specified in its charter)

Delaware
----------
 (State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

13000 South Spring St.
Los Angeles, Ca. 90061
----------------------------------
(Address of principal executive offices) (Zip Code)

(310) 217-9400
----------------------------------
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

Yes (X ) No ( )

There were 5,042,197 shares of the registrant's common stock outstanding as of December 31, 2005.

FORWARD LOOKING STATEMENTS

Some of the statements made in this report, constitute forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms or other comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements.

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside the control of the Company, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including, but not limited to, the following:

·	The Company’s ability to generate sufficient cash flow to support capital expansion plans and general operating activities;

·	Decreased demand for our products resulting from changes in consumer preferences;

·	Competitive products and pricing pressures and the Company’s ability to gain or maintain its share of sales in the marketplace;

·	The introduction of new products;

·
The Company’s being subject to a broad range of evolving federal, state and local laws and regulations including those regarding the labeling and safety of food products, establishing ingredient designations and standards of identity for certain foods, environmental protections, as well as worker health and safety. Changes in these laws and regulations could have a material effect on the way in which the Company produces and markets its products and could result in increased costs;

·
Changes in the cost and availability of raw materials and the ability to maintain our supply arrangements and relationships and procure timely and/or adequate production of all or any of the Company’s products;

·	The Company’s ability to penetrate new markets and maintain or expand existing markets;

·	Maintaining existing relationships and expanding the distributor network of the Company’s products;

·	The marketing efforts of distributors of the Company’s products, most of whom also distribute products that are competitive with the Company’s products;

·	Decisions by distributors, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of the Company’s products;

·	Decisions by distributors, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of the Company’s products that they are carrying at any time;

·	The availability and cost of capital to finance the Company’s working capital needs and growth plans;

·	The Effectiveness of the Company’s advertising, marketing and promotional programs;

·	Changes in product category consumption;

·	Economic and political changes;

·	Consumer acceptance of new products, including taste test comparisons;

·	Possible recalls of the Company’s products; and

·	The Company’s ability to make suitable arrangements for the co-packing of any of its products.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

PART I

ITEM 1: Description of Business.

We were founded in 1989 and are a corporation.

We are a growing developer, manufacturer, marketer, and seller of New Age beverages, as well as candies and ice creams. “New Age Beverages” is a category that includes natural soda, fruit juices and fruit drinks, ready-to-drink teas, sports drinks and water. We currently offer 14 beverages, 2 candies, and 3 ice creams.

We sell the majority of our products primarily in upscale gourmet and natural food stores and supermarket chains in the United States and, to a lesser degree, in Canada. Historically, most of our beverages were sold in the natural food industry.

Our current business strategy is to maintain a firm marketing focus in the natural food marketplace while building a national direct sales and distribution force to take our proven products into mainstream market and distribution channels.

At this time, we produce our carbonated beverages at two facilities. Our Brewery in Los Angeles, producing certain soda products for the western half of the United States and we have a contract with The Lion Brewery, Inc., a packing, or co-pack, facility in Pennsylvania to supply us with product we don’t produce in our Los Angeles Brewery. Our Ginger Juice Brews are co-packed for us in Northern California. Our ice creams are co-packed for us at a dairy in upstate New York.

We have a national network of natural and specialty food distributors in the United States and Canada. We also have mainstream beverage distributors in select markets. In Southern California, we have our own direct distribution in addition to other local distributors. We currently rely upon one retailer for between 10-15% of our aggregate gross revenues. If we were to lose this retailer, our operations would be materially effected. We currently rely on one wholesaler for approximately 39% of our aggregate gross revenue. Management believes the loss of this wholesaler will not have a material impact on its business as alternative distribution channels are available to the Company.

We currently maintain two separate sales organizations, one of which handles natural food sales and the other of which handles mainstream sales. Both sales forces consist of sales managers and sales representatives. The natural food sales force works mainly in the natural and gourmet food stores serviced by the natural and gourmet distributors. Representatives are responsible for the accounts in their territory and they stay on a focused schedule of visits to maintain store and distributor relationships. In the future, we intend to integrate both our distributions and sales forces.

We compete for distributors, shelf space, and customers primarily with other New Age beverage companies including: SoBe (owned by Pepsi), Snapple, Mistic, IBC and Stewart’s (owned by Cadbury Schweppes), Henry Weinhard (owned by Phillip Morris), Arizona, Hansen’s, Knudsen & Sons, Jones Sodas, A&W Root Beer, Blue Sky, Natural Brews

Several of our competitors and potential competitors have financial resources greater than ours, and Pepsi, Cadbury Schweppes, and Phillip Morris have substantially greater financial resources than ours. These greater resources permit our competitors to implement extensive advertising and promotional programs, which we have not been, and may not be, able to match. As competitors enter the field, our market share may fail to increase or may decrease despite our efforts to continue to produce superior products with higher quality ingredients and a brewing process that we believe remains a trade secret.

Competitors in the soft drink industry include bottlers and distributors of nationally advertised and marketed products as well as chain store and private label soft drinks. The principal methods of competition include brand recognition, price and price promotion, retail space management, service to the retail trade, new product introductions, packaging changes, distribution methods, and advertising.

We depend upon an uninterrupted supply of ginger and certain other ingredients, a significant portion of which we obtain overseas, principally from China and Brazil. We obtain almost all of our crystallized ginger from Fiji and our Ginger Chews from Indonesia. Any decrease in the supply of these ingredients or increase in the prices of these ingredients as a result of any adverse weather conditions, pests, crop disease, interruptions of shipment or political considerations, among other reasons, could substantially increase our costs and adversely affect our financial performance.

The Company currently owns trademarks for the Reed’s brand of products, the Virgil’s brand of products and the China Cola products.

The company’s research and development activities are not a material expense to the business.

The Company’s primary cost of environmental compliance is in recycling fees, which approximated $37,000 in 2005.

We have 30 full time employees and employ additional people on a part-time basis as needed.

ITEM 2: Description of Property

In December 2000, we purchased an 18,000 square foot warehouse, the Brewery, at 13000 South Spring Street, Los Angeles, California 90061, in an unincorporated area of Los Angeles County near downtown Los Angeles. This facility serves as our principal executive offices, our West Coast bottling plant, and our Southern California warehouse facility. Most of the Company’s assets provide security, in the form of liens or mortgagees, for the debt agreements the Company has in place as of December 31, 2005.

ITEM 3: Legal Proceeding

On January 20 th , 2006, Consac Industries, Inc. (dba Long Life Teas and Long Life Beverages) filed a lawsuit in the United States District Court for the Central District of California against Reed’s Inc. and Christopher Reed, Case No. CV06-0376. The complaint asserts claims for negligence, breach of contract, breach of warranty, and breach of express indemnity relating to Reed’s, Inc.’s manufacture of approximately 13,000 cases of “Prism Green Tea Soda” for Consac. Consac contends that we negligently manufactured the soda resulting in at least one personal injury. Consac seeks $2.6 million in damages, plus interest and attorneys fees. We contend that Consac was responsible for the soda’s condition by providing a defective formula which had not been adequately tested. Management has filed a motion to dismiss. We believe that we will successfully defend Consac’s claims and the case is without merit. Some of the allegations made against the company are covered by insurance and some allegations are not covered by insurance. While there is no assurance, we believe that the Consac litigation will have no material adverse effect upon our operations.

On January 26, 2006 we filed a post-effective amendment with the Securities and Exchange Commission for this offering. We have recently been advised that sales of securities in the amount of up to 189,760 shares may have been completed without the Securities and Exchange Commission declaring this January 26, 2006 amendment effective. We are currently considering the possibility of offering to all the investors in these 189,760 shares the alternative of either reaffirming their investment or requesting a refund of the amount of their investment. The maximum amount of the refund is approximately $759,000. Management will develop a plan to effect such a refund in the event it proceeds with such an offer. It is possible that such a refund would materially and adversely effect the Company’s financial position.

ITEM 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the securities holders during the fourth quarter of the 2005 fiscal year.

PART II

ITEM 5: Market for Common Equity Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

We issued 262,500 shares of unregistered securities during the 2005 fiscal year, as a result of warrant exercise  We did not repurchase any of our securities during the 2005 fiscal year. Our shares of common stock do not trade on any market and the Company does not facilitate the purchase or sale of stock between private parties. The Company is conducting an initial public offering at a price of $4.00 per share of common stock. During the two years ending December 31, 2005, the only sale of common stock by the Company is in connection with its current initial public offering. Management has no knowledge of the per share value of any shares which may have be sold between private parties. We currently have approximately 198 shareholders. The Company has not declared a dividend on its common stock in the two years ended December 31, 2005. Common stock dividends can not be declared or paid until preferred stock holders have received the full non-commutative dividend to which they are entitled.. Management has no intent to declare a common stock dividend in the year ending December 31, 2006.

ITEM 6:  Management Discussion and Analysis or Plan of Operation

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this prospectus. Except for historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview

We develop, manufacture, market, and sell “alternative” or “New Age” beverages and assorted foods. We currently manufacture, market and sell six unique product lines:

•	Reed’s Ginger Brews

•	Virgil’s Root Beer and Cream Sodas

•	China Colas

•	Reed’s Ginger Juice Brews

•	Reed’s Ginger Candies

•	Reed’s Ginger Ice Creams

We currently distribute and sell our products through a network of natural, gourmet, and independent distributors, as well as through our growing in-house direct sales and distribution team, throughout the United States and, to a lesser extent, in Canada. In 2003, we implemented direct sales to several large national retail accounts. These accounted for approximately 19% of our gross sales in 2003 and approximately 22% of our gross sales in 2004 and 16% in 2005. In addition, in 2003 we created our own distribution system in southern California. This accounted for approximately 1% of our gross sales in 2003 and approximately 4% of our gross sales in 2004 and 8% in 2005. The following table shows a breakdown of net sales with respect to the distribution channel.

Distribution Channel	Direct sales to large retailers	%	Our local direct distribution	%	Natural, Gourmet and Mainstream distributors	%	Total
2003	$1,286,365	19	$90,121	1	$5,405,290	80	$6,781,776
2004	1,983,598	22	395,601	4	6,599,166	74	8,978,365
2005	1,536,896	16	751,999	8	7,181,390	76	9,470,285

New products, or SKUs, that we launched in 2003 include a 5-liter “party keg” version of our Virgil’s Root Beer and Virgil’s Cream Soda in 12-ounce long neck bottles. Both of these high-margin items continued to contribute to growth of our sales for 2003, 2004 and 2005. In 2004, we launched the 750 ml size bottles of our Reed’s Spiced Apple Brew and the Cream Soda 5-liter party keg. These were followed up in 2005 with the launch of Reed’s Original and Reed’s Extra Ginger Brew in the new 750ml size. These new launches have been successful and these products continue to be part of our product mix.

In 2003, we expanded our marketing from our historical focus on natural and gourmet foods to include more mainstream markets. These efforts included selling our products directly to large retail accounts, primarily Costco, BJ Wholesale, and Cost Plus World Markets. In addition, through our current North American natural and gourmet distributors, we have focused sales to the natural food section of mainstream supermarket chains. This has resulted in our products now being sold in Safeway, Kroger’s and numerous other national supermarket chains. Our local distribution in southern California is placing our products directly into accounts locally, including Ralph’s, Bristol Farms, and many independent accounts. These efforts continue to be a part of our sales expansion.

We gauge the financial success of our company by a number of different parameters. Because our industry typically values companies on a top-line basis, one of our main company goals is to increase net sales. We continue to increase net sales each year. Net sales have increased from $6.2 million in 2001 to $6.4 million in 2002 to $6.8 million in 2003. In 2004 sales grew to $9.0 million and $9.5 million in 2005. We believe that the increase in net sales comes from three sources: successes in our new local distribution, increases in our core business and our new direct sales to large retailers.

Almost as important as increasing our net sales are increasing our gross margins. We continue to work to reduce costs related to production of our products. In 2002, we purchased and outfitted a West Coast production facility, the Brewery, in part to help reduce both production costs and freight costs associated with our West Coast sales. Gross profits declined after the construction of the Brewery. Gross margins decreased from 24.8% in 2002 to 19.5% in 2003. We believe that the inefficiencies commensurate with a start-up period for the Brewery have been a principal cause of the decline of our gross margins in 2003. Gross margins recovered to 20.9% in 2004, we believe that this increase in gross margin is because of the Brewery attaining greater functionality and efficiencies. In 2005, fuel prices, as a result of the hurricane Katrina, put downward pressure on our margins due to increased freight expenses and increased glass and production costs both of which are sensitive to fuel costs. In addition, the brewery on the west coast is running at 40% of capacity. The main reason for the underutilization is that management is trying to solve problems associated with the flavor of the ginger brew products produced at the west coast facility. Management is committed to selling a high quality, great tasting product. Since the east coast co-packer is producing such a product, management has elected to continue to sell that product on the west coast, even though it negatively impacts Company gross margins. As the Brewery continues to become more fully operational, we believe that we will see greater margin improvements due to freight and production savings. We expect to have the Brewery fully functional by the end of 2006. The following table shows the progress of production at the Brewery and the savings being generated:

Year	Cases of candy produced at new brewery	Candy production savings ($)	Cases of beverages produced at new brewery	Freight savings beverages ($)	Total savings ($)

2002	0	$0	0	$0	$0
2003	33,514	$33,514	16,835	$22,390	$55,904
2004	31,278	$31,278	113,816	$151,372	$182,650
2005	39,058	$39,058	229,094	$304,688	$343,746

In addition, through the Brewery, we have increased our capability to offer specialty beverage packaging options not typically available in the marketplace, such as our new 5-liter party keg line and our new 750 ml. champagne bottle line. We also intend to manage general and administrative and selling expenses, in order to improve our profitability.

 Trends, Risks, Challenges, Opportunities That May or Are Currently Affecting Our Business

Our main challenges, trends, risks, and opportunities that could affect or are affecting our financial results include but are not limited to:

Fuel Prices - As oil prices continue to rise, our freight rates, which run at approximately 8% of net sales, have been increasing. We currently see freight rates increasing by an additional 5% to 10% in the near term. On the other hand, we expect that the Brewery will counter this trend, at least in part, by reducing our need for cross-country freight services.

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

Consumer Demanding More Natural Foods - The rapid growth of the natural foods industry has been fueled by the growing consumer awareness of the potential health problems due to the consumption of chemicals in the diet. Consumers are reading ingredient labels and choosing products based on them. We design products with these consumer concerns in mind. We feel this trend toward more natural products is one of the main trends behind our growth. Recently, this trend in drinks has not only shifted to products using natural ingredients, but also to products with added ingredients possessing a perceived positive function like vitamins, herbs and other nutrients. Our products are designed with this consumer demand in mind also.

Supermarket and Natural Food Stores - More and more supermarkets, in order to compete with the growing natural food industry, have started including natural food sections. As a result of this trend, our products are now available in supermarkets throughout the United States. Supermarkets can require that we spend more advertising money and they sometimes require slotting fees. We continue to work to keep these fees reasonable. Slotting fees in the natural food section of the supermarket are generally not as expensive as in other areas of the store. See the “Business” section regarding supermarket marketing.

Beverage Packaging Changes - Beverage packaging has continued to innovate. There is an increase in the sophistication with respect to beverage packaging design. While we feel that our current core brands still compete on the level of packaging, we continue to experiment with new and novel packaging designs such as the 5-liter party keg and 750 ml champagne style bottles. We have further plans for other innovative packaging designs. See the “Business” section for new product developments.

Cash Flow Requirements - Growth of our company will depend on the availability of additional capital infusions. We have a financial history of losses and are dependent on non-banking sources of capital, which tend to be more expensive and charge higher interest rates. Any increase in costs of goods will further increase losses and will further tighten cash reserves.

Packaging or Raw Material Price Increases - An increase in packaging or raw materials has caused our margins to suffer and has negatively impacted our cash flow and income. We continue to search for packaging and production alternatives to reduce our cost of goods.

Interest Rates - The Company is negatively impacted in an increasing interest rate environment, such as the current environment. Management believes the IPO will provide capital sufficient for the Company to reduce its debt level and allow the Company to lower its incremental borrowing costs.

Results of Operations:

Twelve Months Ended December 31, 2005 Compared to Twelve Months Ended December 31, 2004

Net sales increased by $491,920, or 5.5%, from $8,978,365 in 2004 to $9,470,285 in 2005. Sales were affected by a number of trends from 2004 to 2005. In 2004, we had a number of sales of the new Virgil’s 5 liter party keg that did not reoccur in 2005. These one time sales were to large club store customers. Sales of these 5 liter party kegs dropped by $427,000 from $1,002,000 in 2004 to $575,000 in 2005. Sales of the new Virgil’s Cream soda increased from $139,000 in 2004 to $667,000 in 2005. Ice cream sales dropped from $196,000 in 2004 to $145,000 in 2005. Candy sales increased from $699,000 in 2004 to $822,000 in 2005. The core Reed’s Ginger Brew item increased from $3,681,000 in 2004 to $4,103,000 in 2005. Virgil’s Root Beer 12 ounce bottles increased from $1,591,000 in 2004 to $2,091,000 in 2005. We had other offsets such as our co-packing sales of private labels from our west coast facility that dropped by $210,000. In summary, our core brands Reed’s Ginger Brews and Virgil’s Root Beer lines continue to increase in sales. These increases are being offset by reduced co-packing sales, ice cream sales and juice sales and the reduced Virgil Root Beer 5 liter party keg sales. We expect to continue this trend with a few exceptions. We expect to turn around the ice cream sales or at least stabilize them. We also expect to increase our sales of the 5 liter party keg. We do not believe this product will continue its trend down since a core customer base is being established and it is meeting with ongoing success and year after year orders in these accounts. With the completion of the companies current IPO, we expect to increase the sales force and therefore experience increased sales of the core product lines for 2006. Due to the decreased margins, we have raised prices effective February 1, 2006 and we anticipate that sales will initially be slower but expect a recovery in the second quarter of 2006. We are launching the new Virgil’s Black Cherry Cream in May 2006 and expect it to add to 2006 sales.

In 2004, we incurred $400,323 of promotional expenses due to deals offered by our sales force in the sale of our products. This represented about 4.3% of gross sales. In 2005, they were similar at $291,755 and about 2.9% of gross sales. These deals are accounted for as a direct reduction of sales. These percentage rates are in line with our historical rates and we do not anticipate them changing significantly. These promotional expenses are monitored and kept in a certain range.

As a percentage of net sales, gross profit decreased from 20.9% in 2004 to 18.2% in 2005. This decrease was due to increases in higher freight costs due to increased fuel costs (0.6%), increased depreciation (0.3%) and increased packaging costs due to glass costs increasing due to fuel costs increases (1.7%). To offset the reduced margins, effective February 1, 2006 we have increased prices in a number of the companies product lines. We expect margins to increase for 2006 due to this. This price increase averaged approximately 7% across the board.

General and Administrative and Selling expenses increased by $213,958 or 11.5% from $1,866,511, in 2004 to $2,080,469 in 2005 and increased as a percentage of net sales from 20.8% in 2004 to 22.0% in 2005. The increase in expenses was primarily due to increased sales wages due to a larger sales force (2.7%), more commissions due to increased number of outside sales brokers (1.0%), increased sales fuel costs (1.6%), increased fuel expenses for plant heating requirements (1.5%) and increased accounting costs due to the extra costs associated with being an SEC reporting company (1.7%). We do expect to increase the selling expenses upon the completion of the current IPO as we gear up the sales force for further expansion into the mainstream. We anticipate a lead time until these new sales people are generating enough additional revenue to support their additional expenses. We anticipate that General and Administrative expenses should remain relatively constant for 2006.

Legal Defense costs for 2004 were $80,156. These expenses were incurred for a lawsuit brought against us by a consultant alleging funds due him from us. We mounted a successful defense in this action. We filed a post trial motion for attorney fees and costs and were awarded $64,895. The case went to appeal which generated an additional expense of $36,558 in 2005. We won the appeal and are seeking additional damages. In 2006, we expect to spend approximately the same amount of legal expenses as 2005.

Interest expense was $309,504 in 2005, compared to interest expense of $255,032 in 2004. We had slightly higher interest expense in 2005 due to increased borrowing on our receivable line of credit with our lender, BACC. In 2006, we expect that the IPO will reduce our need for debt financing and allow the Company to obtain more favorable borrowing rates, thus offsetting the rise in the Prime Rate, and therefore interest expense should decrease.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution, and cash generated from operations.

As of December 31, 2005, we had a working capital deficit of $1,594,758, compared to a working capital deficit of $684,647 as of December 31, 2004. This increase in our working capital deficit was primarily attributable to increases in accounts payable and our line of credit These increases were required due to the loss the Company incurred in 2005 and costs incurred for the IPO.

We used $214,667 in investing activities for the twelve months ended December 31, 2005, primarily for the purchase of equipment for our West Coast Brewery and a loan made to a director before we became public. The purchase of equipment was for the 5 liter party keg filler. This piece of equipment reduces the labor costs by over 75% in the manufacture of the party kegs.

Cash flow provided from financing activities was $242,533 for the twelve months ended December 31, 2005 and was the result of increased borrowing on our line of credit, principal borrowing on long term debt, used primarily to purchase manufacturing equipment to improve the west coast production facility and vehicles, and cash from the sale of stock from the company’s IPO, offset by principal payments of debt payments for deferred offering expenses associated with the Company’s IPO.

Management recognizes the operating losses and costs incurred in the Company’s initial public offering have negatively impacted liquidity. Management plans to continue to have available a line of credit to provide short term liquidity and plans to continue its efforts regarding the IPO currently effective. Management believes the combination of these two items, will provide the liquidity the Company needs for 2006. In addition, the price increases Management instituted should lead to increased margins and a decrease in loss from operations, thus improving the Company’s liquidity needs. Management also recognizes there may be a potential securities law violation, which may require the Company to refund a maximum of approximately $759,000 relating to the issuance of shares of our common stock in 2006. In the event no further sales of the offering occur and in the event the Company is required to refund the entire $759,000, Management believes it will be able to refund that amount and provide working capital to the Company sufficient for the Company to conduct operations during the 2006 fiscal year.

 Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts in our financial statements including various allowances and reserves for accounts receivable and inventories, the estimated lives of long-lived assets and trademarks and trademark licenses, as well as claims and contingencies arising out of litigation or other transactions that occur in the normal course of business. The following summarizes our most significant accounting and reporting policies and practices:

Trademark License and Trademarks. Trademark license and trademarks primarily represent the costs we pay for exclusive ownership of the Reed’s® trademark in connection with the manufacture, sale and distribution of beverages and water and non-beverage products. We also own the Virgil’s® trademark and the China Cola® trademark. In addition, we own a number of other trademarks in the United States as well as in a number of countries around the world. We account for these items in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, we do not amortize indefinite-lived trademark licenses and trademarks.

In accordance with SFAS No. 142, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the years ended December 31, 2005 or 2004.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the years ended December 31, 2005 or 2004.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment.” Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company’s overall results of operations or financial position. All options issued prior to December 31, 2005 vested immediately, and therefore, there is no associated unamortized compensation that will be recorded in future periods relating to these options.

In May 2005 the FASB issued SFAS Number 154, “Accounting Changes and Error Corrections”. This SFAS provides guidance on accounting for and reporting of accounting changes and error corrections. The Company has evaluated the impact of SFAS 154 and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

We do not believe that the adoption of the above recent pronouncements will have a material effect on our consolidated financial position or results of operations.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation has a material effect on our results of operations.

Principal Commitments:

At December 31, 2005, the Company did not have any material commitments for capital expenditures. The Company's principal commitments for the next five fiscal years consisted of contractual commitments as summarized below. The summary shown below assumes that the Company will repay it lines of credit in full without renewals.

		Payments Due by Year

Contractual cash obligations	Total	2006	2007	2008	2009	2010

Lines of credit	$1,445,953	$1,445,953	$-0-	$-0-	$-0-	$-0-
Long -term debt	580,794	169,381	111,321	102,654	87,348	38,090

Operating lease obligations	94,479	58,433	20,968	10,905	4,173	-0-

Total contractual cash Obligations	$5,644,978	$1,933,813	$1,168,870	$1,232,707	$884,183	$425,405

ITEM 7: FINANCIAL STATEMENTS

We have audited the accompanying balance sheet of Reed’s, Inc. as of December 31, 2005 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Reed’s, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company incurred a loss of $825,955 and used $42,610 of cash in operating activities during the year ended December 31, 2005, and had a working capital deficiency of $1,594,758 as of December 31, 2005. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WEINBERG & COMPANY, P.A.

Weinberg & Company, P.A.

Los Angeles, California
April 7, 2006

REED’S, INC.
BALANCE SHEET
As of December 31, 2005

ASSETS
Cash	$27,744
Inventory	1,208,019
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $70,000	534,906
Other receivables	10,563
Prepaid expenses	74,279

Total Current Assets	1,855,511

Property and equipment, net of accumulated depreciation of $508,136	1,885,354

OTHER ASSETS
Brand names	800,201
Other intangibles, net of accumulated amortization of $3,723	14,891
Deferred stock offering costs	356,238

Total Other Assets	1,171,330

TOTAL ASSETS	$4,912,195

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,644,491
Lines of credit	1,445,953
Current portion of long term debt	169,381
Accrued interest	136,240
Accrued expenses	54,204

Total Current Liabilities	3,450,269

Loans payable, related party	252,358
Long term debt, less current portion	1,060,573

Total Liabilities	4,763,200

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $10.00 par value, 500,000 shares authorized, 58,940 shares issued and outstanding, liquidation preference of $10.00, per share	589,402
Common stock, $.0001 par value, 11,500,000 shares authorized, 5,042,197 shares issued and outstanding	503
Common stock to be issued (7,367 shares)	29,470
Additional paid in capital	2,788,683
Accumulated deficit	(3,259,063)
Total stockholders’ equity	148,995
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,912,195

The accompanying notes are an integral part of these financial statements

REED’S, INC.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005 and 2004

	Year Ended December 31,
	2005	2004

SALES	$9,470,285	$8,978,365
COST OF SALES	7,745,499	7,103,037
GROSS PROFIT	1,724,786	1,875,328
OPERATING EXPENSES
Selling	1,124,705	791,975
General & Administrative	955,764	1,074,536
Legal Fees	36,558	80,156
Provision for amounts due from director	124,210	0
	2,241,237	1,946,667
LOSS FROM OPERATIONS	(516,451)	(71,339)
OTHER EXPENSES
Interest Expense	(309,504)	(255,032)
Loss on extinguishment of debt	(—)	(153,000)
	(309,504)	(408,032)

NET LOSS	(825,955)	(479,371)
Preferred Stock Dividend	(29,470)	—
Net Loss Attributable to Common Stockholders	$(855,425)	$(479,371)

NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS — BASIC AND DILUTED	$(0.18)	$(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING, Basic and Fully Diluted	4,885,151	4,726,091

The accompanying notes are an integral part of these financial statements

REED’S, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005 and 2004

	Common Stock				Preferred Stock
	Shares	Amount	Common Stock to be Issued	Additional Paid In Capital	Shares	Amount	Accumulated Deficit	Total

Balance, January 1, 2004	4,726,091	$472	$—	$2,429,824	—	$—	$(1,723,627)	$706,669
Issuance of preferred stock	—	—	—	—	33,440	334,400	—	334,400
Conversion of debt to preferred stock	—	—	—	—	25,500	255,002	—	255,002
Recognition of beneficial conversion feature on issuance of preferred stock	—	—	—	353,640	—	—	(200,640)	153,000
Net loss for year ended 2004	—	—	—	—	—	—	(479,371)	(479,371)
Balance, December 31, 2004	4,726,091	472	—	2,783,464	58,940	589,402	(2,403,638)	969,700
Exercise of warrants	262,500	26		5,224	—	—	—	5,250
Preferred Stock Dividend	—	—	29,470		—	—	(29,470)	—
Common stock issued for cash	53,606	5	—	196,570	—	—	—	196,575
Deferred stock offering costs charged to additional paid in capital	—	—	—	(196,575)	—	—	—	(196,575)
Net loss for year ended December 31, 2005	—	—	—	—	—	—	(825,955)	(825,955)
Balance December 31, 2005	5,042,197	$503	$29,470	$2,788,683	58,940	$589,402	$(3,259,063)	$148,995

The accompanying notes are an integral part of these financial statements

REED’S, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004

	Year Ended December 31 ,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(825,955)	$(479,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	118,517	97,329
Loss on extinguishment of debt	—	153,000
Provision for amounts due from director	124,210	—
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	262,708	(231,557)
Inventory	93,006	(3,665)
Prepaid expenses	(68,627)	11,730
Other receivables	(7,400)	7,589
Accounts payable	232,367	233,447
Accrued expenses	2,655	(9,755)
Accrued interest	25,909	45,233
Net cash used in operating activities	(42,610)	(176,020)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(181,654)	(204,147)
Due from director	(33,013)	(44,040)
Net cash used in investing activities	(214,667)	(248,187)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering costs	(332,858)	(219,955)
Principal payments on debt	(263,815)	(208,852)
Proceeds from issuance of common stock	196,575	—
Proceeds received from issuance of preferred stock	—	334,400
Proceeds from borrowings on debt	295,900	208,464
Net borrowings on lines of credit	367,731	339,708
Payments on debt to related parties	(21,000)	—
Net cash provided by financing activities	242,533	453,765
NET INCREASE (DECREASE) IN CASH	(14,744)	29,558
CASH — Beginning of year	42,488	12,930
CASH — End of year	$27,744	$42,488
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$283,595	$227,669
Taxes	$—	$—

Noncash Investing and Financing Activities

Notes payable converted to preferred stock	$—	$224,000
Accrued interest converted to preferred stock	—	31,002
Beneficial conversion feature	—	353,640
Common Stock issued in settlement of accrued interest on related party debt upon exercise of warrants	5,250	—
Common Stock to be issued in settlement of preferred stock dividend (7,367 shares)	29,470	—
Conversion of a line of credit to a term loan	50,000	—

The accompanying notes are an integral part of these financial statements.

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS

(1)  Operations and Summary of Significant Accounting Policies

A)  Nature of Operations

Reed’s, Inc. (the “Company”) was organized under the laws of the state of Florida in January 1991. In 2001, the Company changed its name from Original Beverage Corporation to Reed’s, Inc. and changed its state of incorporation from Florida to Delaware. The Company is engaged primarily in the business of developing, manufacturing and marketing natural non-alcoholic beverages, as well as candies and ice creams. The Company currently offers 14 beverages, two candies, and three ice creams.

The Company sells its products primarily in upscale gourmet and natural food stores and supermarket chains in the United States and, to a lesser degree, in Canada.

B) Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $825,955 and utilized cash of $42,610 in operating activities during the year ended December 31, 2005, and had a working capital deficiency of $1,564,758 at December 31, 2005. In addition, the Company may have committed a violation of securities law which may require the rescission of common stock issued in 2006 in the aggregate of approximately $759,000, see Note 14. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. The Company is conducting an initial public offering of its stock. The maximum amount of common stock to be sold is 2,000,000 shares at $4.00. Management has received interest enough in the offering which leads it to believe the maximum amount of the offering will be sold. The Company has received approximately $975,076 from the offering, see Note 14. In the event no further sales of the offering occur and in the event the Company is required to refund the entire $759,000, management believes it will be able to refund that amount and provide working capital to the Company sufficient for the Company to conduct operations during the 2006 fiscal year.

C)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

D)  Accounts Receivable

The Company evaluates the collectibility of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.

The allowance for doubtful accounts and returns and discounts is established through a provision for returns and discounts charged against sales. Receivables are charged off against the allowance when payments are received or products returned. The allowance for doubtful accounts and returns and discounts as of December 31, 2005 was $70,000.

E)  Property and Equipment and Related Depreciation

Property and equipment is stated at cost. Depreciation is calculated using accelerated and straight-line methods over the estimated useful lives of the assets as follows:

Property and Equipment Type	Years of Depreciation

Building	39 years
Machinery and equipment	7-12 years
Computer	3-5 years
Automobile	5 years
Office equipment	7 years

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

F)  Intangible Assets

The Company records intangible assets in accordance with Statement of Financial Accounting Standard (SFAS) Number 142, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets deemed to have indefinite lives are not subject to annual amortization. The Company reviews, at least quarterly, its investment in brand names and other intangible assets for impairment and if impairment is deemed to have occurred the impairment is charged to expense. Intangible assets which have finite lives are amortized on a straight line basis over their remaining useful life; they are also subject to annual impairment reviews. See Note 4.

Management applies the impairment tests contained in SFAS number 142 to determine if an impairment has occurred. Accordingly, management compares the carrying value of the asset to its fair value in determining the amount of the impairment. No impairments were identified for the years ended December 31, 2005 and 2004.

Management believes that the accounting estimate related to impairment of its intangible assets, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

G)  Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the $100,000 guarantee during the year ended December 31, 2005.

During the years ended December 31, 2005 and 2004 the Company’s had two customers, which accounted for approximately 39% and 15% and 39% and 14% of  sales, respectively . No other customer accounted for more than 10% of sales in either year. As of December 31, 2005, the Company had approximately $181,580 and $38,000, respectively, of accounts receivable due from these customers.

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company currently relies on a single contract packer for a majority of its production and bottling of beverage products. The Company has different packers for their non-beverage products. Although there are other packers and the Company is in the process of outfitting their own brewery and bottling plant, a change in packers may cause a delay in the production process, which could ultimately affect operating results.

H)  Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments including cash, accounts and other receivables, accounts payable, accrued interest and accrued expenses approximate their fair value as of December 31, 2005 due to their short maturities. The carrying amount of lines of credit, loans payable, related party and long term debt approximate fair value because the related effective interest rates on these instruments approximate the rates currently available to the Company.

I)  Cost of sales

The Company , with one exception, classifies shipping and handling costs of the sale of its products as a component of cost of sales. The one exception regards shipping and handling costs associated with local sales and local distribution. Since these activities are integrated, those costs are combined and are included as selling expenses in the year ended 2005 and general and administrative expenses in the year ended 2004. For the years ended December 31, 2005 and 2004 those costs were approximately $88,000 and $63,000, respectively.

In addition, the Company classifies purchasing and receiving costs, inspection costs, warehousing costs, freight costs, internal transfer costs and other costs associated with product distribution as costs of sales. Certain of these costs become a component of the inventory cost and are expensed to costs of sales when the product to which the cost has been allocated is sold.

Expenses not related to the production of our products are classified as operating expenses.

J)  Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies, in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

K)  Deferred Stock Offering Costs

The Company capitalizes costs incurred related to an initial public offering and future issuance of common stock until such time as the stock is issued, or the stock offering is abandoned by the Company. These costs include attorney’s fees, accountant’s fees, SEC filing fees, state filing fees, and other specific incremental costs directly related to the initial public offering and related issuance of common stock. At December 31, 2005, deferred offering costs were $356,238. The offering associated with these costs is continuing. As proceeds are received from the offering the deferred offering costs are charged to additional paid in capital. During the year ended December 31, 2005, $196,575 of deferred offering costs where charged to additional paid in capital. No such charge was made to additional paid in capital during 2004, as the offering had not commenced until 2005.

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

L)  Stock Options

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 also encourages, but does not require, companies to record compensation cost for stock-based employee compensation. SFAS No. 123 was amended by SFAS No. 148, which now requires companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. The Company has chosen to continue to account for stock-based compensation issued to employees utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, with pro forma disclosures of net income (loss) as if the fair value method had been applied. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

For the year ended December 31, 2005, 218,500 options were issued that immediately vested. The pro forma disclosure related to the issuance and vesting of these options is as follows:

Net loss as reported	$(825,955)
Stock based compensation	(530,955)

Pro forma loss	$(1,356,910)

Primary and fully diluted loss per share, as reported	$(0.18)
Proforma fully and diluted loss per share	$(0.28)

No options were granted during 2004, therefore, pro forma disclosure of the fair value method is not applicable and is not presented. The assumptions used in calculating the fair value of the options granted during 2005, using the Black-Scholes option pricing model, were: risk free interest rate, 4.05%, expected life, 5 years, expected volatility 70% and, no expected dividends.

M)  Revenue Recognition

Revenue is recognized on the sale of a product when the product is shipped, which is when the risk of loss transfers to our customers, and collection of the receivable is reasonably assured. A Product is not shipped without an order from the customer and credit acceptance procedures performed. The allowance for returns is regularly reviewed and adjusted by management based on historical trends of returned items. Amounts paid by customers for shipping and handling costs are included in sales.

N)  Net Loss Per Share

Loss per share calculations are made in accordance with SFAS No. 128, “Earnings Per Share.” Basic loss per share is calculated by dividing net loss by weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect of outstanding common stock warrants and convertible debentures.

For the years ended December 31, 2005 and 2004 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

The potentially dilutive securities consisted of the following as of December 31, 2005:

Warrants	613,241
Convertible notes	133,954
Preferred Stock	235,760
Options	291,000

Total	1,273,955

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

O)  Advertising Costs

The Company accounts for advertising production costs by expensing such production costs the first time the related advertising is run.

Advertising costs are expensed as incurred and are included in selling expense in the amount of $90,176 and $42,828 for the years ended December 31, 2005 and 2004, respectively.

The Company accounts for certain sales incentives, including slotting fees, as a reduction of gross sales, in accordance with Emerging Issues Task Force on Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” These sales incentives for the years ended December 31, 2005 and 2004 approximated $292,000 and $400,000, respectively.

P)  Reporting Segment of the Company

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131) requires certain disclosures of operating segments, as defined in SFAS No. 131. Management has determined that the Company has only one operating segment and therefore is not required to disclose operating segment information. The Company does not account for the net sales of its various products separately, and the disclosure required by SFAS No. 131 of product revenue is not presented because it would be impracticable to do so.

Q)  Comprehensive Income

A statement of comprehensive income is not presented in our financial statements since we did not have any of the items of other comprehensive income in any period presented.

R)  Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment.” Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005 and small business issuers will be required to adopt for reporting periods beginning after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position. All options issued prior to December 31, 2005 vested immediately, and therefore, there is no associated unamortized compensation that will be recorded in future periods relating to these options.

In May 2005 the FASB issued SFAS Number 154, “Accounting Changes and Error Corrections.” This SFAS provides guidance on accounting for and reporting of accounting changes and error corrections. The Company has evaluated the impact of SFAS 154 and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated financial position or results of operations.

(The rest of this page left blank intentionally)

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

(2)  Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market, and is comprised of the following as of December 31, 2005:

Raw Materials	$678,343
Finished Goods	529,676
$1,208,019

(3)  Fixed Assets

Fixed assets are comprised of the following as of December 31, 2005:

Land	$409,546
Building	915,932
Vehicles	223,867
Machinery and equipment	734,886
Office equipment	109,259
2,393,490
Accumulated depreciation	(508,136)
$1,885,354

Depreciation expense for the years ended December 31, 2005 and 2004 was $117,773 and $96,585, respectively.

(4)  Intangible Assets

Brand Names

Brand Names consist of two (2) trademarks for natural beverages which the Company acquired in previous years. As long as the Company continues to renew its trademarks, these intangible assets will have an indefinite life. Accordingly, they are not subject to amortization. The Company determines fair value for Brand Names by reviewing the net sales of the associated beverage and applying industry multiples for which similar beverages are sold. As of December 31, 2005, carrying amounts for Brand Names were $800,201.

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets

At December 31, 2005, Other Intangible Assets consist of:

Asset	Gross Amount	Accumulated Amortization	Current Year Amortization	Useful Life
Building Loan Fees	$18,614	$3,723	$745	300 months

The estimated aggregate amortization as of December 31, 2005 for each of the next five years is:

Year	Amount
2006	$745
2007	745
2008	745
2009	745
2010	745

(5)  Lines of Credit

The Company had outstanding borrowings of $1,445,953 as of December 31, 2005 under the following line of credit agreements:

The Company has an unsecured $50,000 line of credit with a bank. Interest is payable monthly at the prime rate, as published in the Wall Street Journal, plus 1.5% per annum. The Company’s outstanding balance was $27,321 at December 31, 2005. The interest rate in effect at December 31, 2005 was 8.75%. The line expires in December 2009.

The Company has a line of credit in the amount of $482,264 at December 31, 2005 with Merrill Lynch. The loan was co-signed by Robert T. Reed, Jr., the Company’s Vice President and National Sales Manager — Mainstream and a brother of the Company’s founder and CEO, Christopher J. Reed. Robert Reed also pledged his personal stock account on deposit with Merrill Lynch as collateral. The line of credit bears interest at a rate of rate of 3.785% per annum plus LIBOR (8.255% as of December 31, 2005). In consideration for Mr. Reed’s pledging his stock account at Merrill Lynch as collateral, the Company pays Mr. Reed 5% per annum of the amount the Company borrows from Merrill Lynch as a loan fee. During the years ended December 31, 2005 and 2004, the Company paid Mr. Reed $15,250 and $3,125, respectively, under this agreement.

The Company has a line of credit with a finance company. This line of credit allows the Company to borrow a maximum amount of $1,910,000, based on a borrowing base of accounts receivables and inventory. The borrowing base on the accounts receivable is 80% of all eligible receivables, which are primarily accounts receivables under 90 days. The inventory borrowing base is 50% of eligible inventory. As of December 31, 2005, the amounts borrowed on this line of credit were $ 936,368. The interest rate on this line of credit is Prime plus 2.75%, making the interest rate at December 31, 2005 10%. The line of credit expires in June 2006 and is guaranteed by Chris and Judy Reed, the principal stockholders of the Company. This revolving line of credit is secured by all Company assets, including accounts receivable, inventory, trademarks and other intellectual property, building and equipment. As of December 31, 2005, the Company had approximately $10,000 of availability on this line of credit.

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

(6)  Notes Payable to Related Parties

The Company has three unsecured loans payable to Robert T. Reed, Sr., the father of the Company’s founder Christopher J. Reed, in an amount of $252,358 as of December 31, 2005.

The first loan bears interest at 10% per annum and matures in October 2007. The outstanding principal balance of the loan as of December 31, 2005 was $24,648.

The second loan bears interest at 8% per annum and matures in October 2007. The outstanding principal balance of this loan as of December 31, 2005  was $177,710. As long as the debt is outstanding, Mr. Reed has the right to convert this loan and accrued interest into shares of our common stock at a rate of one share of common stock for every $2.00 owed to Mr. Reed. As of December 31, 2005, the loan was convertible into 125,313 shares of common stock.

The third loan bears interest at 8% per annum and matures in October 2007. The outstanding principal balance of this loan as of December 31, 2005 was $50,000.

(7)  Long-term Debt

Long-term debt consists of the following as of December 31, 2005:

Note payable to SBA in the original amount of $748,000 with interest at the Wall Street Journal prime rate plus 1% per annum, adjusted monthly with no cap or floor. The combined monthly principal and interest payments are $5,851, subject to annual adjustments. The interest rate in effect at December 31, 2005 was 8%. The note is secured by land and building and guaranteed by the majority stockholder. The note matures November 2025.	$674,582

Notes payable, unsecured, with interest at 10% per annum. Principal and accrued interest are payable in full at the end of the note term. Theses notes were issued with warrants, exercisable at issuance. The warrants have an exercise price of $3 and a term of 5 years. Principal and any unpaid interest are due in June 2006.	50,000

Building improvement loan with a maximum draw of $168,000. The interest rate is at the Wall Street Journal prime rate plus 1%, adjusted monthly with no cap or floor. The combined monthly principal and interest payments are $1,186; subject to annual adjustments. The rate in effect at December 31, 2005 was 8% per annum. The note is secured by land and building and guaranteed by the majority stockholder and matures November 2025.	142,119

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Notes payable, due on demand, unsecured, with interest at 10% per annum. The note is convertible to common stock at 60% of the initial public offering price or 100% of a private offering price.	9,000

Note payable to a bank, unsecured, interest rate is prime plus 3.25%. The interest rate in effect December 31, 2005 was10.5% . The note matures in December 2009.	50,000

Notes payable to GMAC, secured by automobiles, payable in monthly installments of $758 including interest at 0.0%, with maturity in 2008.	18,204

Notes payable to Chrysler Financial Corp., secured by automobiles, payable in monthly installments of $658, including interest at 1.9% per annum, with maturity in 2008.	21,151

Equipment line of credit up to a maximum of $150,000, secured by certain plant equipment. Payable in ratable monthly installments of principal and applicable interest. This loan bears interest at prime plus 2.75% per annum. The interest rate in effect at December 31, 2005 was 10.00%. This loan matures in May 2009.	93,900

Installment loan secured by certain plant equipment. Payable in monthly installments of $3,167 plus interest. This loan bears interest at prime plus 2.75% per annum. The interest rate in effect at December 31, 2005 was 10.00%. This loan matures in June 2010.	170,998

Total	1,229,954

Less current portion	169,381
$1,060,573

The aggregate maturities of long-term debt for each of the next five years and thereafter are as follows as of December 31, 2005:

2006	$169,381
2007	111,321
2008	102,654
2009	87,348
2010	38,090
Thereafter	721,160
Total	$1,229,954

(8)  Stockholders’ Equity

Common stock consists of $.0001 par value, 11,500,000 shares authorized, 5,042,197 shares issued and outstanding as of December 31, 2005.

Preferred stock consists of 500,000 shares authorized to Series A, $10.00 par value, 5% non-cumulative, participating, preferred stock. As of December 31, 2005 there were 58,940 shares outstanding, liquidation preference of $10.00.

These preferred shares have a 5% pro-rata annual non-cumulative dividend. The dividend can be paid in cash or, in the sole and absolute discretion of our board of directors, in shares of common stock based on its then fair market value. We cannot declare or pay any dividend on shares of our securities ranking junior to the preferred stock until the holders of our preferred stock have received the full non-cumulative dividend to which they are entitled. In addition, the holders of our preferred stock are entitled to receive pro rata distributions of dividends on an “as converted” basis with the holders of our common stock.

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

In the event of any liquidation, dissolution or winding up of the Company, or if there is a change of control event, then, subject to the rights of the holders of our more senior securities, if any, the holders of our Series A preferred stock are entitled to receive, prior to the holders of any of our junior securities, $10.00 per share plus all accrued and unpaid dividends. Thereafter, all remaining assets shall be distributed pro rata among all of our security holders.

At any time after June 30, 2007, we have the right, but not the obligation, to redeem all or any portion of the Series A preferred stock by paying the holders thereof the sum of the original purchase price per share, which was $10.00, plus all accrued and unpaid dividends.

The Series A preferred stock may be converted, at the option of the holder, at any time after issuance and prior to the date such stock is redeemed, into four shares of common stock, subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, recapitalization, reclassification and similar transactions. We are obligated to reserve out of our authorized but unissued shares of common stock a sufficient number of such shares to effect the conversion of all outstanding shares of Series A preferred stock.

Except as provided by law, the holders of our Series A preferred stock do not have the right to vote on any matters, including, without limitation, the election of directors. However, so long as any shares of Series A preferred stock are outstanding, we shall not, without first obtaining the approval of at least a majority of the holders of the Series A preferred stock authorize or issue any equity security having a preference over the Series A preferred stock with respect to dividends, liquidation, redemption or voting, including any other security convertible into or exercisable for any equity security other than any senior preferred stock.

During 2004, the Company sold its preferred stock in a private placement. 33,440 shares were issued in connection with this offering and $334,400 of proceeds were received. The Company recorded a beneficial conversion feature (BCF) in accordance with Emerging Issues Task Force (EITF) 98-5. The BCF arises from the conversion price of the preferred stock being less than the fair market value of the common stock at the commitment date of the offering. The fair market value of the stock has been determined to be $4.00 per share, based on the initial public offering price which is expected to be $4.00. The excess of the fair market price of the underlying common stock over the conversion price is $1.50. Since the conversion feature of this offering allows for the conversion of preferred stock into 4 shares of common stock for each share of preferred stock, 133,760 shares of common stock could be issued if fully converted. Accordingly, the BCF recorded was $200,640 and was reflected as a charge to accumulated deficit during the year ended December 31, 2004.

In addition, during 2004, the Company negotiated with certain of its debt holders to convert debt and accrued interest to preferred stock. In connection with this conversion $224,000 of debt principal and $31,002 of accrued interest were converted in exchange for the 25,500 shares of Series A Convertible Preferred Stock. Upon conversion, the excess of the fair market price of the underlying common stock over the conversion price of $1.50 per share as described above, resulted in a loss on extinguishment of debt of $153,000. In connection with this transaction, the Company recorded a BCF of $153,000, since the conversion of all of the preferred stock associated with this transaction could be converted into 102,000 shares of common stock at $1.50 per share based on the excess of the fair market price of the conversion price as described above.

During the year ended December 31, 2005, the Company accrued $29,740 dividend payable to the preferred shareholders, which management has elected to pay in shares of common stock.  As such, common stock to be issued as of December 31, 2005 represents the preferred stock dividend to be paid with the issuance of common stock.

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

(9)  Stock Options and Warrants

A)  Stock Options

The Company has granted certain employees and other individuals stock options to purchase the Company’s common stock under employment agreements. The options generally vest immediately or when services are performed and have a maximum term of five (5) years.

In 2001, the Company adopted the Original Beverage Corporation 2001 Stock Option Plan. The options shall be granted from time to time by the Compensation Committee. Individuals eligible to receive options include employees of the Company, consultants to the Company and directors of the Company. The options shall have a fixed price, which will not be less than 100% of the fair market value per share on the grant date. Options granted to employees are accounted for according to APB 25.The following table summarizes the stock option activity for the years ended December 31, 2005 and 2004:

	Options	Weighted Average Exercise Price

Balance January 1, 2004	72,500	$3.21
Options granted in 2004	—	N/A
Options exercised in 2004	—	--

Balance December 31, 2004	72,500	$3.21
Options granted in 2005	218,500	$4.00
Options exercised in 2005	---	--

Balance December 31, 2005	291,000	$3.80

Exercise Price Range	Weighted Average Remaining Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$2.00	37,500	44 months	$2.00
$3.00	17,500	42 months	3.00
$4.00	218,500	60 months	4.00
$6.00	17,500	42 months	6.00

Total options	291,000	56 months	3.80

All options are vested and exercisable as of December 31, 2005.

B)  Warrants

A summary of the warrants outstanding and exercisable at December 31, 2005 is as follows:

Exercise Price Range	Weighted Average Remaining Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$2.00	119,876	42 months	$2.00
$3.00	493,365	42 months	$3.00

Total warrants	613,241

The warrants expire at various dates in 2009 and all are fully exercisable.

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

(10)  Income Taxes

At December 31, 2005, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $2,745,000 for Federal purposes and $1,284,000 for state purposes. The Federal carryforward expires in 2025 and the state carryforward expires in 2010. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will not be able to realize the tax benefit of the carryforwards.

Accordingly, the Company has not recognized a deferred tax asset for this benefit. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

Significant components of the Company’s deferred income tax assets as of December 31, 2005 are as follows:

Deferred income tax asset:
Net operating loss carry forward	$1,061,000
Valuation allowance	(1,061,000)
Net deferred income tax asset	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Year Ended
	December 31,
	2005	2004
Tax expense at the U.S. statutory income tax	(34.00)%	(34.00)%
Increase in the valuation allowance	34.00%	34.00%
Effective tax rate	—	—

(11)  Commitments and Contingencies

Lease Commitments

The Company leases machinery under non-cancelable operating leases. Rental expense for the years ended December 31, 2005 and 2004 was $67,816 and $55,157, respectively.

Future payments under these leases as of December 31, 2005 are as follows:

Year Ending
December 31,
2006	$58,433
2007	20,968
2008	10,905
2009	4,173
Total	$94,479

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

(12)  Legal Proceedings

The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of its management, is likely to have a material adverse effect on it.

During 2005 and 2004 the Company incurred $30,901 and $80,156, respectively, of legal costs associated with a lawsuit which the Company has won. The Plaintiff has appealed. The judgment in favor of the Company is to have the Plaintiff reimburse the Company for its legal defense costs. If the Company is successful in the appeals process, it will record income from the judgment when the monies are collected.

On January 20 th , 2006, Consac Industries, Inc. (dba Long Life Teas and Long Life Beverages) filed a lawsuit in the United States District Court for the Central District of California against Reed’s Inc. and Christopher Reed, Case No. CV06-0376. The complaint asserts claims for negligence, breach of contract, breach of warranty, and breach of express indemnity relating to Reed’s, Inc.’s manufacture of approximately 13,000 cases of “Prism Green Tea Soda” for Consac. Consac contends that we negligently manufactured the soda resulting in at least one personal injury. Consac seeks $2.6 million in damages, plus interest and attorneys fees. We contend that Consac was responsible for the soda’s condition by providing a defective formula which had not been adequately tested. Management has filed a motion to dismiss. We believe that we will successfully defend Consac’s claims and the case is without merit. Some of the allegations made against the company are covered by insurance and some allegations are not covered by insurance. While there is no assurance, we believe that the Consac litigation will have no material adverse effect upon our operations.

(13)  Related Party Activity

The Company has notes payable to related parties. See Note 6.

As of December 31, 2005, the Company was owed $124,210 from Peter Sharma, a former director.  For financial reporting purposes, Company Management has decided to reserve 100% of this receivable as of December 31, 2005. The collection of the receivable was deemed by management to be impaired. Management is pursuing collection efforts. In January 2006, the director, Peter Sharma, resigned from the Board of Directors.

In June 2005, Robert T. Reed, Sr. converted 262,500 of warrants to 262,500 shares of common stock.  In lieu of receiving cash, the Company reduced the amount of accrued interest it owed on debt payable to Robert T Reed, Sr.  The amount of the exercise price and the corresponding reduction in accrued interest was $5,250.

(14)  Subsequent events

From January 1, 2006 to April 7, 2006, the Company sold 270,850 shares of common stock as a result of its public offering. The Company received approximately $975,076 from these sales. The Company intends to continue the offering.

On January 26, 2006 we filed a post-effective amendment with the Securities and Exchange Commission for our offering. We have recently been advised that sales of securities in the amount of up to 189,760 shares may have been completed without the Securities and Exchange Commission declaring this January 26, 2006 amendment effective. We are currently considering the possibility of offering to all the investors in these 189,760 shares the alternative of either reaffirming their investment or requesting a refund of the amount of their investment. The maximum amount of the refund is approximately $759,000. Management will develop a plan to effect such a refund in the event it proceeds with such an offer. It is possible that such a refund would materially and adversely effect the Company’s financial position.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not change our auditors and there are no disagreements with our auditors.

ITEM 8A: CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position
Christopher J. Reed	46	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board
Eric Scheffer	37	Vice President and National Sales Manager - Natural Foods
Robert T. Reed, Jr.	49	Vice President and National Sales Manager - Mainstream
Robert Lyon	55	Vice President Sales - Special Projects
Judy Holloway Reed	45	Secretary and Director
Mark Harris	48	Independent Director
Dr. D.S.J. Muffoletto, N.D.	50	Independent Director
Michael Fischman	49	Independent Director

Christopher J. Reed founded our company in 1987. Mr. Reed has served as our Chairman, President, Chief Executive Officer, and Chief Financial Officer since our incorporation in 1991. Mr. Reed has been responsible for our design and products including the original product recipes, the proprietary brewing process, and the packaging and marketing strategies. Mr. Reed received a B.S. in Chemical Engineering in 1980 from Rennselaer Polytechnic Institute in Troy, New York.

Eric Scheffer has been our Vice President and National Sales Manager - Natural Foods since May 2001. From September 2000 to May 2001, Mr. Scheffer worked as Vice President of Sales for Rachel Perry Natural Cosmetics. Mr. Scheffer was national sales manager at Earth Science, Inc. from January 1999 to September 2000, where he managed the United States and Canadian outside sales force. Mr. Scheffer was national sales manager at USA Nutritionals from June 1997 to January 1999, where he led a successful effort bridging their marketing from natural foods to mainstream stores. He worked for Vita Source as Western sales manager from May 1994 to June 1997 and was their first sales representative.

Robert T. Reed Jr. has been our Vice President and National Sales Manager - Mainstream since January 2004. From 1988 through December 2003, Mr. Reed was Vice President of Strategic Sales at SunGard Availability Services, during that period the company’s revenues increased from $30 million to over $1.2 billion, earning the company a place in the Fortune 500. Mr. Reed became President of the SunGard eSourcing, the managed Internet services provider subsidiary of SunGard Availability Services, an entity with revenues in excess of $70 million and over 300 employees. He earned a Bachelors of Science at Mount Saint Mary’s University in 1977. Mr. Reed is the brother of Christopher J. Reed, our Chairman, President, Chief Executive Officer, and Chief Financial Officer.

Robert Lyon has been our Vice President Sales - Special Projects since June 2002. In that capacity, Mr. Lyon directs our southern California direct sales and distribution program, our launch in mainstream markets. Over the past five years, Mr. Lyon also ran an organic rosemary farm in Malibu, California, selling bulk to re-packagers. In the 1980s and 1990s, Mr. Lyon started a successful water taxi service with 20 employees and eight vessels of his own design. He also built the national sales team for a jewelry company, Iberia. Mr. Lyon holds several U.S. patents. He earned a Business Degree from Northwestern Michigan University in 1969.

Judy Holloway Reed has been with us since 1992 and, as we have grown, has run the accounting, purchasing, and shipping and receiving departments at various times in the 1990s. Ms. Reed has been one of our directors since June 2004, our Secretary since October 1996 and our Director of Office Operations and Staff Management since June 2004. In the 1980s, Ms. Reed managed media tracking for a Los Angeles Infomercial Media Buying Group and was an account manager with a Beverly Hills, California stock portfolio management company. She earned a Business Degree from MIU in 1981. Ms. Reed is the wife of Christopher J. Reed, our Chairman, President, Chief Executive Officer, and Chief Financial Officer.

Independent Board Members

Mark Harris has been a member of our board since April 2005. Mark is an independent venture capitalist and has been retired from the work force since 2002. In late 2003, Mr. Harris joined a group of Amgen colleagues in funding NeoStem, Inc., a company involved in stem-cell storage, archiving, and research to which he is founding angel investor. From 1991 to 2002 Mark worked at biotech giant Amgen managing much of the company’s media production for internal use and public relations. Mr. Harris spent the decade prior working in Aerospace with similar responsibilities. Mr. Harris holds a degree in Cinematography.

Dr. Daniel S.J. Muffoletto, N.D. has been a member of our Board of Directors since April 2005. Dr. Muffoletto has practiced as a Naturopathic Physician since 1986. He is CEO of Its Your Earth, a natural products marketing company. From 2003 to 2005, Daniel worked as sales and marketing director for Worthington, Moore & Jacobs, a Commercial Law League member firm serving FedEx, UPS, DHL & Kodak among others. From 2001 to 2003, he was owner-operator of the David St. Michel Art Gallery in Montreal, Québec. From 1991 to 2001 Dr. Muffoletto was the owner/operator of a Naturopathic Apothecary, Herbal Alter*Natives of Seattle, WA and Ellicott City, MD; the apothecary housed Dr. Muffoletto’s Naturopathic Practice. Daniel holds a B.A. in Government and Communications (U. of Baltimore, 1977), with postgraduate work in the schools of Public Administration and Publication Design (U. of Baltimore, 1978 - 1979). In 1986, he received his Doctorate of Naturopathic Medicine from the Santa Fe Academy of Healing, Santa Fe, NM.

Michael Fischman has been a member of our Board since April 2005. Since 1998, Michael has been President and CEO of the APEX course, the corporate training division of the International Association of Human Values. In addition, Mr. Fischman is a founding member and the director of training for USA at the Art of Living Foundation, a global non-profit educational and humanitarian organization at which he has coordinated over 200 personal development instructors since 1997. Among Mr. Fischman’s personal development clients are the World Bank, Royal Dutch Shell, the United Nations, the US Department of Probation, the Washington, D.C. Police Department, and Rotary Clubs International.

Other than the relationship of Christopher J. Reed, Judy Holloway Reed, and Robert T. Reed, Jr., none of our directors or executive officers are related to one another.

Code of ethics.

Management is currently developing a code of ethics for adoption and plans to do so in the year ending December 31, 2006.

ITEM 10: EXECUTIVE COMPENSATION

The following table sets forth for the last three fiscal years each component of compensation paid or awarded to, or earned by, our executive officers.

	Annual Compensation
	Salary	Salary	Salary	Bonus
Name and Principal Position	2005	2004	2003	2002-2003
Christopher J. Reed, President, CEO and CFO	$150,000	$150,000	$150,000	----
Judy Holloway Reed, Secretary, Dir of Office Operations (part-time)	12,000	12,000	N/A	----
Robert T. Reed, Jr., Vice President and National Sales Manager-Mainstream	50,000	50,000	N/A	----
Eric Scheffer, Vice president and national Sales Manager-Natural Foods	60,000	60,000	60,000	----

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as to shares of our common stock owned as of December 31, 2005, or which can be acquired within 60 days of December 31, 2005, by (i) each person known by management to beneficially own more than five percent (5%) of our outstanding common stock, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.

Name and Address of Beneficial Owner	Number of Shares Owned	% Owned (1)

5% Stockholders
Joseph Grace 1900 West Nickerson Street Suite 116, PMB 158 Seattle, WA 98119	500,000	9.9

Robert T Reed, Sr. 6430 Kinglet Way Carlsbad, CA 92009	262,500	5.2

Directors and Executive Officers (2)
Christopher J. Reed (3)	3,200,000	63.5
Robert T. Reed, Jr. (4)	327,500	6.5
Eric Scheffer	500	*

Mark Harris (5)	4,000	*
Dr. Daniel S.J. Muffoletto, N.D.	0	0
Michael Fischman	0	0
All directors and executive officers as a group (6 persons)	3,532,000	70.0

_________________________
* Less than 1%

(1)
Percentage of ownership for each holder is calculated on 5,042,197 shares of common stock outstanding on December 31, 2005. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes shares over which the holder has voting or investment power, subject to community property laws. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days are considered to be beneficially owned by the person holding the options or warrants for computing that person’s percentage, but are not treated as outstanding for computing the percentage of any other person.

(2)	The address for all of our directors and officers is: 13000 South Spring Street, Los Angeles, California 90061.
(3)	Christopher J. Reed and Judy Holloway Reed are husband and wife. The same number of shares is shown for each of them as they may each be deemed to be the beneficial owner of all of such shares.
(4)	Consists of (i) 267,500 shares of common stock and (ii) 15,000 shares of Series A preferred stock, which can be converted at any time into 60,000 shares of common stock.
(5)	Consists of 1,000 shares of Series A preferred stock, which can be converted at any time into 4,000 shares of common stock.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have three loans payable to Robert T. Reed, Sr., the father of our founder, President and CEO, Christopher J. Reed. The first loan was made to us in May 1991 to provide $94,000 in working capital. This loan bears interest at 10% per annum and matures in October 2007. As of December 31, 2005, the outstanding principal balance of the loan was $24,648 and accrued and unpaid interest was $7,393.

The second loan from Robert T. Reed, Sr. was made to us in June 1999 to provide $250,000 for the acquisition of Virgil’s Root Beer. This loan bears interest at 8% per annum and matures in October 2007. As of December 31, 2005, the outstanding principal balance of the loan was $177,710 and accrued and unpaid interest was $72,915. As long as the debt is outstanding, Mr. Reed has the right to convert the principal, and accrued and unpaid interest of this loan into shares of our common stock at a rate of one share of common stock for every $2.00 owed to Mr. Reed. As of December 31, 2005, the loan was convertible into 125,313 shares of common stock.

The third loan from Robert T. Reed, Sr., was made to us in October 2003 to provide $50,000 for working capital. This loan bears interest at 8% per annum and matures in October 2007. As of December 31, 2005, the outstanding principal balance of the loan was $50,000 and accrued and unpaid interest was $8,800.

Mr. Reed, Sr. has suspended payments due him   from time to time. His current agreement suspends our payment obligation until October 1, 2007 or we receive financing in excess of $1,000,000, which ever occurs first.

Robert T. Reed Sr. has options to purchase 262,500 shares at $0.02 for his work in 1991 helping the start up of our company. The expiration date of these options is June 1, 2005. The original term of the options was until December 31, 1997. We affected extension of these options twice, once to December 31, 2000 and again to June 1, 2005. These extensions were granted in consideration of extensions Mr. Reed, Sr. granted us on the repayment of his various loans made to us. These options were exercised on May 31, 2005.

In September 2004, Robert T. Reed Jr., our Vice President and National Sales Manager — Mainstream and a brother of Christopher J. Reed, co-signed a note for a line of credit we opened with Merrill Lynch and pledged his stock account at Merrill Lynch as collateral. In consideration for Mr. Reed’s pledging his stock account at Merrill Lynch as collateral, we pay Mr. Reed 5% per annum of the amount we borrow from Merrill Lynch.

Robert T. Reed Jr.’s investment occurred as follows;

Class of stock	# of shares	Price/share	$ invested	Date of issue
Common	187,500	0.27	$50,000	1991
Common	50,000	0.75	$37,500	1993
Common	10,000	1.50	$15,000	1996
Common(*)	20,000	1.00	$20,000	2001
Preferred	15,000	10.00	$150,000	2004
Total			$272,500

In July 2001, Mark Reed, a brother of Christopher J. Reed, converted a loan he made to us into 8,889 shares of common stock. The original loan was for $5,000 and was made in June of 1991. The loan was part of a private offering of convertible debt.

We believe that the terms of each of the foregoing transactions were as favorable to us as the terms that would have been available to us from unaffiliated parties.

Since January 2000, we have extended a line of credit to one of our consultants, Peter Sharma III who sat on our board until February 2006; the line of credit is interest free. In July 2005, a repayment schedule begin at $1,000 per month end with a balloon payment for the remaining balance, due on December 31, 2007. As of December 31, 2005, management has chosen to reserve the entire amount of the outstanding balance of $124,210. Management is pursuing collection efforts.

At the time of each of the transactions listed above, except for the loan in October 2003 from Robert T. Reed, Sr., we did not have any independent directors to ratify such transactions.

We have three independent directors that have been added to our board as of April 15, 2005; on May 20, 2005, the Board of Directors, inclusive of the independent directors, resolved to reauthorize all material ongoing and past transactions, arrangements, and relationships listed herein. In addition, all future material affiliated transactions and loans will be made or entered into on terms that are no less favorable to us than those that can be obtained from unaffiliated third parties; and all future material affiliated transactions and loans, and any forgiveness of loans, must be approved by a majority of our independent directors who do not have an interest in the transactions and who have access, at our expense, to independent legal counsel.

ITEM 13: EXHIBITS

None

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Audit Related Fees:

Weinberg & Company, P.A. ("Weinberg") was the Company's independent registered public accounting firm for the years ended December 31, 2005 and 2004.  ervices provided to the Company by Weinberg with respect to such periods consisted of the audits of the Company's consolidated financial statements and  limited reviews of the condensed consolidated financial statements included in Quarterly Reports on Form 10-QSB. Weinberg & Co. also provided services with respect to the filing of the Company's Registration Statement on Form SB-2, and amendments thereto, during 2005. Charges by Weinberg with respect to these matters aggregated approximately $144,000 and $35,000, respectively, for the years ended December 31, 2005 and 2004.

Tax Fees:

Weinberg did not provide any services to the Company with respect to the preparation of corporate income tax returns or tax planning matters.

All Other Fees:

Weinberg did not provide any services with respect to any matters other than those related to audit and audit-related matters.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             REED’S , INC.
                                             (Registrant)

Date: April 17, 2006

Name	Title	Date
/s/ CHRISTOPHER J. REED Christopher J. Reed	Chief Executive Officer, President, Chief Financial Officer, and Chairman of the Board (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	April 17, 2006

/s/ JUDY HOLLOWAY REED Judy Holloway Reed	Director	April 17, 2006

/s/ MARK HARRIS Mark Harris	Independent Director	April 17, 2006

/s/ DR. DANIEL S.J. MUFFOLETTO, N.D. Dr. Daniel S.J. Muffoletto	Independent Director	April 17, 2006

/s/ MICHAEL FISCHMAN Michael Fischman	Independent Director	April 17, 2006