Form 10QSB
period 2006-03-31
REEDS INC
filed 2006-06-15
CIK 1140215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission file number: 333-120451

REED'S INC.
(Exact name of registrant as specified in its charter)

Delaware
(State of incorporation)

95-4348325
(I.R.S. Employer Identification No.)

13000 South Spring St.
Los Angeles, Ca. 90061
(Address of principal executive offices) (Zip Code)

(310) 217-9400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒ No ☐

There were 5,281,247 shares of the registrant's common stock outstanding as of  March 31, 2006.

Part I - Financial Information

Item 1. Financial Statements

REED’S, INC.

CONDENSED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2006 (Unaudited)	2005
CURRENT ASSETS
Cash	$195,457	$27,744
Inventory	1,420,692	1,208,019
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $82,000 as of March 31, 2006 and $70,000 as of December 31, 2005	742,009	534,906
Receivable from sale of common stock	48,629	—
Other receivables	9,363	10,563
Prepaid expenses	37,976	74,279
Total Current Assets	2,454,126	1,855,511

Property and equipment, net of accumulated depreciation of $542,867 as of March 31, 2006 and $508,136 as of December 31, 2005	1,869,893	1,885,354

OTHER ASSETS
Brand names	800,201	800,201
Other intangibles, net of accumulated amortization of $3,909 as of March 31, 2006 and $3,723 as of December 31, 2005	14,705	14,891
Deferred stock offering costs	—	356,238
Total Other Assets	814,906	1,171,330
TOTAL ASSETS	$5,138,925	$4,912,195

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,843,631	$1,644,491
Lines of credit	1,539,946	1,445,953
Current portion of long term debt	168,877	169,381
Accrued interest	142,648	136,240
Accrued expenses	74,180	54,204
Total Current Liabilities	3,769,282	3,450,269

Loans payable, related party	252,358	252,358
Long term debt, less current portion	1,032,374	1,060,573
Total Liabilities	5,054,014	4,763,200

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $10.00 par value, 500,000 shares authorized, 58,940 shares issued and outstanding	589,402	589,402
Common stock, $.0001 par value, 11,500,000 shares authorized, 5,281,247 and 5,042,197 shares issued and outstanding, at March 31, 2006 and December 31, 2005, respectively	528	503
Common stock to be issued (7,362 shares)	29,470	29,470
Additional paid in capital	3,094,171	2,788,683
Accumulated deficit	(3,628,660)	(3,259,063)
Total stockholders’ equity	84,911	148,995
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,138,925	$4,912,195

See accompanying Notes to Condensed Financial Statements

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2006 and 2005
(Unaudited)

	Three months ended (Unaudited)
	March 31,	March 31,
	2006	2005

SALES	$1,979,272	$1,817,336
COST OF SALES	1,688,876	1,486,287
GROSS PROFIT	290,396	331,049

OPERATING EXPENSES
Selling	287,158	287,145
General & Administrative	262,660	211,954
Litigation fees	9,568	2,126
	559,386	501,225

LOSS FROM OPERATIONS	(268,990)	(170,176)

OTHER EXPENSES
Interest Expense	(100,607)	(71,210)
NET LOSS	$(369,597)	$(241,386)

LOSS PER SHARE BASIC AND DILUTED	$(.07)	$(.05)
WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	5,157,077	4,726,091

See accompanying Notes to Condensed Financial Statements

REED’S INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2006 (Unaudited)

			Common
			Stock	Additional
	Common Stock		to be	Paid in	Preferred Stock		Accumulated
	Shares	Amount	Issued	Capital	Shares	Amount	Deficit	Total
Balance, January 1, 2006	5,042,197	$503	$29,470	$2,788,683	58,940	$589,402	$(3,259,063)	$148,995
Common stock issued for cash and receivable from sale of common stock	239,050	25	—	860,559	—	—	—	860,584
Deferred stock offering costs charged to additional paid in capital	—	—	—	(555,071)	—	—	—	(555,071)
Net loss	—	—	—	—	—	—	(369,597)	(369,597)
Balance March 31, 2006	5,281,247	$528	$29,470	$3,094,171	58,940	$589,402	$(3,628,660)	$84,911

See accompanying Notes to Condensed Financial Statements

REED’S INC.

CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended (Unaudited)
	March 31,	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(369,597)	$(241,386)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	34,918	21,429
Changes in operating assets and liabilities:
Accounts receivable	(207,103)	141,480
Inventory	(212,673)	6,584
Prepaid Expenses	36,303	(41,267)
Other receivables	1,200	(2,209)
Accounts payable	199,140	197,752
Accrued expenses	19,976	47,587
Accrued interest	6,408	5,495
Net cash (used in) provided by operating activities	(491,428)	135,465

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19,271)	(24,188)
Due from director	—	(12,813)
Net cash used in investing activities	(19,271)	(37,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(28,703)	(44,536)
Proceeds received from sale of common stock	811,955	—
Net borrowing (payments) on lines of credit	93,993	(194)
Payments for deferred stock offering costs	(198,833)	(63,062)
Net cash provided by (used in) financing activities	678,412	(107,792)

NET INCREASE (DECREASE) IN CASH	167,713	(9,328)
CASH — Beginning of period	27,744	42,488
CASH — End of period	$195,457	$33,160

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$94,199	$66,314
Taxes	$—	$—

See accompanying Notes to Condensed Financial Statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2006 (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reeds, Inc. (the Company), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2006, and the results of operations and cash flows for the three months ended March 31, 2006 and 2005. The balance sheet as of December 31, 2005 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report filed on form 10KSB on April 17, 2006.

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

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

Loss per Common Share

Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. As the Company had a loss in the three month period ended March 31, 2006 and 2005, basic and diluted loss per share are the same.

The weighted average shares outstanding at March 31, 2006 includes the preferred stock payable for 7,362 shares of commons stock. These shares were issued in May 2006

Going Concern

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $369,597 and utilized cash of $491,428 in operating activities during the three months ended March 31, 2006, and had a working capital deficiency of $1,315,156 at March 31, 2006. In addition, the Company may have committed a violation of securities law which may require the rescission of common stock issued in 2005 and 2006 in the aggregate of approximately $1,324,624. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. The Company is conducting an initial public offering of its stock. The maximum amount of common stock to be sold is 2,000,000 shares at $4.00, of which 333,156 has been sold. Management has received interest enough in the offering which leads it to believe the maximum amount of the offering will be sold, however no assurance can be made that any additional shares will be sold as a result of the offering. See Note 2. for information related to the common stock offering.

2.   Common Stock Offering

From August 3, 2005 through April 7, 2006, we issued 333,156 shares of our common stock in connection with our initial public offering pursuant to a Registration Statement on Form SB-2, the gross proceeds received from the sale of those shares were $1,332,624. The net proceeds received from those shares were $1,199,361. Management has determined that the shares may have been issued in violation of securities laws. Management intends to make a rescission offer to purchase up to all of the shares sold to date in the offering, however, it is our intention that if any of the shares are tendered for rescission, the shares will be purchased by related parties and not from our funds. The amount to be paid pursuant to the rescission offer, if accepted by any shareholders, would be $4.00 per share, plus accrued interest at the applicable statutory rate. The exact timing and terms of the rescission offer are not yet finalized.

During the three months ended March 31, 2006, the Company sold 239,050 of their shares for net proceeds of $860,584.

During the three months ended March 31, 2006, previously deferred stock offering expenses of $356,238 and additional stock offering costs incurred during the period of $198,833 were charged to additional paid in capital.

3.   Common Stock to be issued

Common stock to be issued represents the preferred stock dividend payable to be paid with the issuance of common stock. The 7,362 shares of common stock had not been issued as of March 31, 2006, but will be issued in May 2006.

4.   Inventory

Inventory consists of the following at March 31, 2006

Raw Materials	$575,366
Finished Goods	845,326
$1,420,692

5.   Legal Proceedings and Litigation Fees

During 2005 and 2006, the Company incurred litigation fees associated with a law suit which the Company has won. The Plaintiff has lost its appeal. The judgment in favor of the Company is to have the Plaintiff reimburse the Company for its legal defense costs. The Company is in the processing of perfecting its judgment and will record income from the judgment when the monies are collected.

On January 20 , 2006, Consac Industries, Inc. (dba Long Life Teas and Long Life Beverages) filed a lawsuit in the United States District Court for the Central District of California against Reed’s Inc. and Christopher Reed, Case No. CV06-0376. The complaint asserts claims for negligence, breach of contract, breach of warranty, and breach of express indemnity relating to Reed’s, Inc.’s manufacture of approximately 13,000 cases of “Prism Green Tea Soda” for Consac. Consac contends that we negligently manufactured the soda resulting in at least one personal injury. Consac seeks $2.6 million in damages, plus interest and attorneys fees. We contend that Consac was responsible for the soda’s condition by providing a defective formula which had not been adequately tested. We believe that we will successfully defend Consac’s claims. While there is no assurance, we believe that the Consac litigation will have no material adverse effect upon our operations. In May 2006 both parties agreed to a mediation proceeding which is expected to commence in the third quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as “may,”  “should,”  “expect,”  “anticipate,”  “believe,”   “estimate,”  “intend,”  “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors That May Affect Results of Operations and Financial Condition” below, as well as our financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the related notes appearing elsewhere in this prospectus. This discussion and analysis contains forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk factors” and elsewhere in this prospectus.

Overview

We develop, manufacture, market, and sell natural non-alcoholic and “New Age” beverages, candies and ice creams. “New Age Beverages” is a category that includes natural soda, fruit juices and fruit drinks, ready-to-drink teas, sports drinks and water. We currently manufacture, market and sell six unique product lines:

•	Reed’s Ginger Brews,

•	Virgil’s Root Beer and Cream Sodas,

•	China Colas,

•	Reed’s Ginger Juice Brews,

•	Reed’s Ginger Candies, and

•	Reed’s Ginger Ice Creams

We sell most of our products in specialty gourmet and natural food stores, supermarket chains, retail stores and restaurants in the United States and, to a lesser degree, in Canada. We primarily sell our products through a network of natural, gourmet and independent distributors. We also maintain an organization of in-house sales managers who work mainly in the stores serviced by our natural, gourmet and mainstream distributors and with our distributors. We also work with regional, independent sales representatives who maintain store and distributor relationships in a specified territory. In Southern California, we have our own direct distribution system.

Trends, Risks, Challenges, Opportunities That May or Are Currently Affecting Our Business

Our main challenges, trends, risks, and opportunities that could affect or are affecting our financial results include but are not limited to:

Fuel Prices -Our freight rates were approximately 9.7% of net sales during 2005. We expect freight rates to increase by an additional 5% to 10% in 2006 as a result of the continuing increase in fuel prices. However, as we increase production at the Brewery for delivery of products in the western half of the United States, we expect to offset this trend, at least in part, by reducing our need for cross-country freight services from our eastern co-packing facility.

Low Carbohydrate Diets and Obesity - Our products are not geared for the low carbohydrate market. Consumer trends have reflected higher demand for lower carbohydrate products. Despite this trend, we achieved an increase in our sales growth in the first quarter of 2006. We monitor these trends closely and have started developing low-carbohydrate versions of some of our beverages, although we do not have any currently marketable low-carbohydrate products.

Distribution Consolidation - There has been a recent trend towards continued consolidation of the beverage distribution industry through mergers and acquisitions. This consolidation results in a smaller number of distributors to market our products and potentially leaves us subject to the potential of our products either being dropped by these distributors or being marketed less aggressively by these distributors. As a result, we have initiated our own direct distribution to mainstream supermarkets and natural and gourmet foods stores in Southern California and to large national retailers. Consolidation among natural foods industry distributors has not had an adverse affect on our sales.

Consumer Demanding More Natural Foods - The rapid growth of the natural foods industry has been fueled by the growing consumer awareness of the potential health problems due to the consumption of chemicals in the diet. Consumers are reading ingredient labels and choosing products based on them. We design products with these consumer concerns in mind. We feel this trend toward more natural products is one of the main trends behind our growth. Recently, this trend in drinks has not only shifted to products using natural ingredients, but also to products with added ingredients possessing a perceived positive function like vitamins, herbs and other nutrients. Our ginger-based products are designed with this consumer demand in mind.

Supermarket and Natural Food Stores - More and more supermarkets, in order to compete with the growing natural food industry, have started including natural food sections. As a result of this trend, our products are now available in mainstream supermarkets throughout the United States in natural food sections. Supermarkets can require that we spend more advertising money and they sometimes require slotting fees. We continue to work to keep these fees reasonable. Slotting fees in the natural food section of the supermarket are generally not as expensive as in other areas of the store.

Beverage Packaging Changes - Beverage packaging has continued to innovate, particularly for premium products. There is an increase in the sophistication with respect to beverage packaging design. While we feel that our current core brands still compete on the level of packaging, we continue to experiment with new and novel packaging designs such as the 5-liter party keg and 750 ml champagne style bottles. We have further plans for other innovative packaging designs.

Packaging or Raw Material Price Increases - An increase in packaging and raw materials has caused our margins to suffer and has negatively impacted our cash flow and profitability. We continue to search for packaging and production alternatives to reduce our cost of goods.

Cash Flow Requirements - Our growth will depend on the availability of additional capital infusions. We have a financial history of losses and are dependent on non-banking sources of capital, which tend to be more expensive and charge higher interest rates. Any increase in costs of goods will further increase losses and will further tighten cash reserves. We intend to use the proceeds from our future stock offering to increase our liquidity to be able to make cash expenditures, as needed.

Interest Rates - We use lines of credit as a source of capital and are negatively impacted as interest rates rise. Management believes our future offering will provide capital sufficient for us to reduce our debt level and allow us to lower our incremental borrowing costs.

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

Revenue Recognition. Revenue is recognized on the sale of a product when the product is shipped, which is when the risk of loss transfers to our customers, and collection of the receivable is reasonably assured. A product is not shipped without an order from the customer and credit acceptance procedures performed. The allowance for returns is regularly reviewed and adjusted by management based on historical trends of returned items. Amounts paid by customers for shipping and handling costs are included in sales.

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

In accordance with SFAS No. 142, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the three months ended March 31, 2006 or March 31, 2005.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the three months ended March 31, 2006 or 2005.

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

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net sales increased by $161,936, or 8.9%, from $1,817,336 in the first three months ended March 31, 2005 to $ 1,979,272 in the first three months ended March 31, 2006. Sales of our core Reed’s Ginger Brew items increased from $916,000 in the first three months ended March 31, 2005 to $1,073,000 in the first three months ended March 31, 2006. Sales of our Virgil’s Root Beer 12 ounce bottles and our new Virgil’s Cream soda increased by $76,000 from $390,000 and $101,000, respectively, in the first three months ended March 31, 2005 to $467,000 and $100,000, respectively, in the first three months ended March 31, 2006. Candy sales increased by $76,000 from $129,000 in the first three months ended March 31, 2005 to $205,000 in the first three months ended March 31, 2006. These increases were offset by decreases in sales in certain of our other products. Sales of our new Virgil’s 5 liter party keg labels decreased from $148,000 in the first three months ended March 31, 2005 to $50,000 in the first three months ended March 31, 2006 due to non-recurring sales to certain large retailers. Ice cream sales increased from $34,000 in the first three months ended March 31, 2005 to $36,000 in the first three months ended March 31, 2006.

Cost of sales increased by $202,589, or 13.6%, from $1,486,287 in the first three months ended March 31, 2005 to $1,688,876 in the first three months ended March 31, 2006. As a percentage of net sales, cost of sales increased from 81.8% in the first three months ended March 31, 2005 to 85.3% in the first three months ended March 31, 2006. Costs of sales increased primarily as a result of increased depreciation (0.6%), increased production expenses due to fuel costs (2.5%) and increased packaging costs (0.4%).

Gross profit decreased from $331,049 in the first three months ended March 31, 2005 to $290,396 in the first three months ended March 31, 2006. As a percentage of net sales, gross profit decreased from 18.2% in the first three months ended March 31, 2005 to 14.7% in the first three months ended March 31, 2006. Effective February 1, 2006 we approved a price increase in a number of our product lines at an average of approximately 7% in order to attempt to increase our gross profit. The full implementation of the price increase is expected to be completed by the middle of the third quarter of 2006. We expect margins to increase by the end of 2006 due to this price increase, provided that these price increases do not adversely affect our volume of sales.

Operating expenses increased by $58,161 or 11.6% from $501,225, in the first three months ended March 31, 2005 to $559,386 in the first three months ended March 31, 2006 and increased as a percentage of net sales from 27.6% in the first three months ended March 31, 2005 to 28.3% in the first three months ended March 31, 2006. The increase in expenses was due to increased salaries due to a larger sales force (0.8%), increased sales expenses from increased fuel costs and increased telephone charges (3.8%), increased utility expenses (1.1%) and increased legal and accounting costs due to the costs associated with being a public reporting company(0.8%). Also, health insurance costs increased due to more people being covered by our health plan (2.3%) and payroll went up due to temporary employee services incurred as a result of an employee departure during the quarter ended March 31, 2006 (2.0%) offset by a reduction in promotional expenses due to less club store demos (-1.9%).

Interest expense increased by $29,397, or 41.3%, from $71,210 in the first three months ended March 31, 2005 to $100,607, in the first three months ended March 31, 2006. The increase in interest expense was due to increasing short term interest rates, increased borrowings on our available lines of credit and increasing our long term debt, which was used to purchase brewing equipment, vehicles and office equipment.

As a result of the foregoing, we experienced a net loss of $241,386 in the first three months ended March 31, 2005 and $369,597 in the first three months ended March 31, 2006. Accordingly, we experienced a net loss of $0 .05 per share in the first three months ended March 31, 2005 and $0.07 per share in the first three months ended March 31, 2006.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution, and cash generated from operations. We have a "best efforts" commitment from an underwriter to assist us in continuing the process of raising capital through a public offering of our common stock, which we had commenced in 2005. Management believes it will be successful in raising additional funds from the public offering, however it can not predict the exact amount which will be raised. We intend to recommence the offering upon completion of a rescission offer to persons who have purchased shares in the offering to date. Management expects the offering to commence during the summer of 2006. Until the commencement of the offering, we will continue to experience challenges with managing cash flow, but management believes it has enough liquidity to operate the business in the short term. The addition of cash from the public offering , if successful, would provide us the ability to improve our liquidity position and provide capital to continue to expand the business. The remaining amount of common stock that we can sell in connection with the offering is 1,666,844 shares at an anticipated offering price of $4.00 per share. If the remainder of the shares were sold, we would receive approximately $6,000,000, after underwriter commissions.

As of March 31, 2006, we had a working capital deficit of $1,315,156, compared to a working capital deficit of $1,594,758 as of December 31, 2005. This decrease in our working capital deficit should not be viewed as a change in trend. The primary factor contributing to a reduction in our working capital deficit was the cash received from our initial public offering.

As of March 31, 2005, we had outstanding borrowings of $1,539,946 under our lines of credit agreements and we continue to approach maximum borrowing capacity based on the terms of the lines of credit.

From August 3, 2005 through April 7, 2006, we issued 333,156 shares of our common stock in connection with our initial public offering pursuant to a Registration Statement on Form SB-2, the gross proceeds received from the sale of those shares were $1,332,624. The net proceeds received from those shares were $1,199,361. Management has determined that the shares may have been issued in violation of securities laws. Management intends to make a rescission offer to purchase up to all of the shares sold to date in the offering, however, it is our intention that if any of the shares are tendered for rescission, the shares will be purchased by related parties and not from our funds. The amount to be paid pursuant to the rescission offer, if accepted by any shareholders, would be $4.00 per share, plus accrued interest at the applicable statutory rate. The exact timing and terms of the rescission offer are not yet finalized.

During the three months ended March 31, 2006, the Company sold 239,050 of their shares for net proceeds of $860,584.

During the three months ended March 31, 2006, previously deferred stock offering expenses of $356,238 and additional stock offering costs incurred during the period of $198,833 were charged to additional paid in capital.

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $369,597 and utilized cash of $491,428 in operating activities during the three months ended March 31, 2006, and had a working capital deficiency of $1,315,156 at March 31, 2006. In addition, the Company may have committed a violation of securities law which may require the rescission of common stock issued in 2005 and 2006 in the aggregate of approximately $1,324,624. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. The Company is conducting an initial public offering of its stock. The maximum amount of common stock to be sold is 2,000,000 shares at $4.00, of which 333,156 has been sold. Management has received interest enough in the offering which leads it to believe the maximum amount of the offering will be sold, however no assurance can be made that any additional shares will be sold as a result of the offering.

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

Part II

Item 1. Legal Proceedings

On January 20, 2006, Consac Industries, Inc. (dba Long Life Teas and Long Life Beverages) filed a lawsuit in the United States District Court for the Central District of California against Reed’s Inc. and Christopher Reed, Case No. CV06-0376. The complaint asserts claims for negligence, breach of contract, breach of warranty, and breach of express indemnity relating to Reed’s, Inc.’s manufacture of approximately 13,000 cases of “Prism Green Tea Soda” for Consac. Consac contends that we negligently manufactured the soda resulting in at least one personal injury. Consac seeks $2.6 million in damages, plus interest and attorneys fees. We contend that Consac was responsible for the soda’s condition by providing a defective formula which had not been adequately tested. We believe that we will successfully defend Consac’s claims. While there is no assurance, we believe that the Consac litigation will have no material adverse effect upon our operations. In May 2006 both parties agreed to a mediation proceeding which is expected to commence in the third quarter of 2006.

From August 3, 2005 through April 7, 2006, we issued 333,156 shares of our common stock in connection with our initial public offering pursuant to a Registration Statement on Form SB-2, the gross proceeds received from the sale of those shares were $1,332,624. The net proceeds received from those shares were $1,199,361. Management has determined that the shares may have been issued in violation of securities laws. Management intends to make a rescission offer to purchase up to all of the shares sold to date in the offering, however, it is our intention that if any of the shares are tendered for rescission, the shares will be purchased by related parties and not from our funds. The amount to be paid pursuant to the rescission offer, if accepted by any shareholders, would be $4.00 per share, plus accrued interest at the applicable statutory rate. The exact timing and terms of the rescission offer are not yet finalized.

During the three months ended March 31, 2006, the Company sold 239,050 of their shares for net proceeds of $860,584.

During the three months ended March 31, 2006, previously deferred stock offering expenses of $356,238 and additional stock offering costs incurred during the period of $198,833 were charged to additional paid in capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From August 3, 2005 through April 7, 2006, we issued 333,156 shares of our common stock in connection with our initial public offering pursuant to a Registration Statement on Form SB-2. Management has determined that the shares may have been issued in violation of securities laws. Management intends to make a rescission offer to purchase up to all of the shares sold to date in the offering. The amount to be paid pursuant to the rescission offer, if accepted by any shareholders, would be $4.00 per share, plus accrued interest at the applicable statutory rate.

We received net proceeds of approximately $1,200,000 from the sale of the 333,156 shares, after underwriter commissions. The net proceeds were used to meet our liquidity needs primarily as working capital and costs relating to the offering.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit
Number	Description of Document

31	Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Officer's Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002