Form 10KSB/A
period 2005-12-31
REEDS INC
filed 2006-07-27
CIK 1140215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.

Our chief executive officer and chief financial officer concluded that as of the evaluation date, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

                                             REED’S , INC.
                                             (Registrant)

Date: April 17, 2006

Name	Title	Date
/s/ CHRISTOPHER J. REED Christopher J. Reed	Chief Executive Officer, President, Chief Financial Officer, and Chairman of the Board (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	July 27, 2006

/s/ JUDY HOLLOWAY REED Judy Holloway Reed	Director	July 27, 2006

/s/ MARK HARRIS Mark Harris	Independent Director	July 27, 2006

/s/ DR. DANIEL S.J. MUFFOLETTO, N.D. Dr. Daniel S.J. Muffoletto	Independent Director	July 27, 2006

/s/ MICHAEL FISCHMAN Michael Fischman	Independent Director	July 27, 2006