Form 10QSB/A
period 2006-03-31
REEDS INC
filed 2006-07-27
CIK 1140215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Item 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.

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