Form 10QSB
period 2006-06-30
REEDS INC
filed 2006-08-21
CIK 1140215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were 5,335,482 shares of the registrant's common stock outstanding as of  June 30, 2006.

Part I - Financial Information

Item 1. Financial Statements

REED’S, INC

CONDENSED BALANCE SHEETS

ASSETS

	June 30,2006 (Unaudited)	December 31, 2005

CURRENT ASSETS
Cash	$54,768	$27,744
Inventory	1,275,819	1,208,019
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $101,000 as of June 30, 2006 and $70,000 as of December 31, 2005	982,484	534,906
Other receivables	6,267	10,563
Prepaid expenses	106,311	74,279
Total Current Assets	2,425,649	1,855,511

Property and equipment, net of accumulated depreciation of $566,449 as of June 30, 2006 and $508,136 as of December 31, 2005	1,864,011	1,885,354

OTHER ASSETS
Brand names	800,201	800,201
Other intangibles, net of accumulated amortization of $4,095 as of June 30, 2006 and $3,723 as of December 31, 2005	14,519	14,891
Deferred stock offering costs	20,000	356,238
Total Other Assets	834,720	1,171,330
TOTAL ASSETS	$5,124,380	$4,912,195

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$2,381,103	$1,644,491
Lines of credit	1,463,461	1,445,953
Current portion of long term debt	191,516	169,381
Accrued interest	154,191	136,240
Accrued expenses	75,769	54,204
Total Current Liabilities	4,266,040	3,450,269

Loans payable, related party	252,358	252,358
Long term debt, less current portion	984,568	1,060,573
Total Liabilities	5,502,966	4,763,200

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $10.00 par value, 500,000 shares authorized, 58,940 outstanding	589,402	589,402
Common stock, $.0001 par value, 11,500,000 shares authorized, 5,335,482 shares issued and outstanding at June 30, 2006 and 5,042,197 at December 31, 2005	533	503
Common stock to be issued	—	29,470
Additional paid in capital	3,276,847	2,788,683
Accumulated deficit	(4,245,368)	(3,259,063)
Total stockholders’ equity (deficiency)	(378,586)	148,995
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$5,124,380	$4,912,195

See accompanying Notes to Condensed Financial Statements

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three months ended (Unaudited)		Six months ended (Unaudited)
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

SALES	$3,157,818	$2,582,273	$5,137,089	$4,399,608
COST OF SALES	2,589,864	2,069,274	4,278,741	3,555,561
GROSS PROFIT	567,954	512,999	858,348	844,047

OPERATING EXPENSES
Selling	313,462	236,218	600,619	521,116
General & Administrative	386,995	244,502	649,656	456,599
Expenses associated with rescission offer on prior sales of common stock	351,757	—	351,757	—
Legal fees	5,230	—	14,797	—
Total Operating Expenses	1,057,444	480,720	1,616,829	977,715

INCOME (LOSS) FROM OPERATIONS	(489,490)	32,279	(758,481)	(133,668)
OTHER EXPENSES
Interest Expense	(97,748)	(90,327)	(198,354)	(161,534)

NET LOSS	(587,238)	(58,048)	(956,835)	(295,202)

Preferred stock dividend	(29,470)	(29,470)	(29,470)	(29,470)

Net loss attributable to common shareholders	$(616,708)	$(87,518)	$(986,305)	$(324,672)

LOSS PER SHARE — Basic and Diluted	$(.12)	$(.02)	$(.19)	$(.07)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	5,322,755	4,812,710	5,239,913	4,769,640

See accompanying Notes to Condensed Financial Statements

REED’S INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICICENCY)
For the six months ended June 30, 2006 (Unaudited)

	Common Stock		Common Stock to be	Additional Paid in	Preferred Stock		Accumulated
	Shares	Amount	Issued	Capital	Shares	Amount	Deficit	Total

Balance, January 1, 2006	5,042,197	$503	29,470	$2,788,683	58,940	$589,402	$(3,259,063)	$148,995
Preferred Stock Dividend	7,373	1	—	29,469	—	—	(29,470)	—
Common stock issued in connection with the June 30, 2005 preferred stock dividend	7,362	1	(29,470)	29,469	—	—	—	—
Common stock issued for cash, net of offering costs	278,550	28	—	429,226	—	—	—	429,254
Net Loss for the six months ended June 30, 2006	—	—	—	—	—	—	(956,835)	(956,835)
Balance, June 30, 2006	5,335,482	$533	$—	$3,276,847	58,940	$589,402	$(4,245,368)	$(378,586)

See accompanying Notes to Condensed Financial Statements

REED’S INC.

CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2006 and 2005
(Unaudited)
	Six Months Ended (Unaudited)
	June 30, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(956,835)	$(295,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,684	46,610
Changes in operating assets and liabilities:
Accounts receivable	(447,578)	(67,305)
Inventory	(67,800)	103,424
Prepaid Expenses	(32,032)	(33,264)
Other receivables	4,296	(5,631)
Accounts payable	736,612	252,032
Accrued expenses	21,565	(6,684)
Accrued interest	17,951	3,932
Net cash used in operating activities	(665,137)	(2,088)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(36,969)	(31,754)
Due from director	—	(25,013)
Net cash used in investing activities	(36,969)	(56,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of previous line of credit	—	(759,387)
Borrowings on new line of credit	—	1,109,543
Borrowings on debt	—	190,000
Principal payments on debt	(53,870)	(216,016)
Proceeds received on sale of common stock	1,002,779	—
Payments for stock offering costs	(237,287)	(134,481)
Net borrowing on lines of credit	17,508	78,112
Payments of debt to related parties	—	(21,000)

Net cash provided by financing activities	729,130	246,771

NET INCREASE IN CASH	27,024	187,916
CASH — Beginning of period	27,744	42,488
CASH — End of period	$54,768	$230,404

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$180,403	$157,602
Taxes	$—	$—

Noncash Investing and Financing Activities
Common stock to be issued in settlement of accrued interest	$—	$5,250
Common stock to be issued in settlement of preferred stock dividend	$29,470	$29,470
Common stock issued in settlement of preferred stock dividend	$29,470	$—
Deferred stock offering costs charged to paid in capital	$356,238	$—

See accompanying Notes to Condensed Financial Statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2006 (UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reeds, Inc. (the Company), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2006 and the results of operations and cash flows for the six months ended June 30, 2006 and 2005. The balance sheet as of December 31, 2005 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report, Form 10-KSB/A, as filed with the Securities and Exchange Commission on July 27, 2006.

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

The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

Income (Loss) per Common Share

Basic income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. As the Company had a loss in the six month period ended June 30, 2006 and 2005, basic and diluted loss per share are the same because the inclusion of common share equivalents would be anti-dilutive.

Going Concern

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $956,835 and utilized cash of $665,137 in operating activities during the six months ended June 30, 2006, and had a working capital deficiency of $1,840,391and stockholders’ deficiency of $378,586 at June 30, 2006. In addition, the Company may have committed a violation of securities law which may require the rescission of common stock issued in 2005 and 2006 in the aggregate of approximately $1,324,624, see Note 6. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. The Company is conducting an initial public offering of its stock. The maximum amount of common stock to be sold is 2,000,000 shares at $4.00, of which 333,156 has been sold as of April 7, 2006. Management has received enough interest in the offering which leads it to believe the maximum amount of the offering will be sold, however no assurance can be made that any additional shares will be sold as a result of the offering. See Note 5 for information related to the common stock offering.

Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” a replacement of existing accounting pronouncements. SFAS 154 modifies accounting and reporting requirements when a company voluntarily chooses to change an accounting principle or correct an accounting error. SFAS 154 requires retroactive restatement of prior period financial statements unless it is impractical. Previous accounting guidelines allowed recognition by cumulative effect in the period of the accounting change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In February 2006, the FASB issued SFAS 155,“Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS 133 and 140. These SFAS’s deal with derivative and hedging activities, accounting for transfers and servicing of financial instruments and extinguishment of liabilities. SFAS 155 is effective for all financial instruments acquired or issued in an entity’s first fiscal year beginning after September 15, 2006. The Company does not engage in the activities described in these SFAS’s and does not have any intention of engaging in those activities when SFAS 155 becomes effective. The Company has evaluated the impact of the adoption of SFAS 155, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

2.	Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the $100,000 guarantee during the six months ended June 30, 2006.

During the six months ended June 30, 2006 and 2005 the Company had two customers, which accounted for approximately 18% and 46 % and 15% and 46 % of sales, respectively . No other customers accounted for more than 10% of sales in either year. As of June 30, 2006, the Company had $101,562 and $328,636 , respectively of accounts receivable from these customers.

3.	Inventory

Inventory consists of the following at June 30, 2006

Raw Materials	$649,873
Finished Goods	625,946
$1,275,819

4.	Lines of credit

In June 2006, one of the Company’s lines of credit expired. The Company renewed this line of credit with its current lender. The renewal line of credit is secured by accounts receivable and inventory in the maximum amounts of $1,400,000. The borrowing base on the accounts receivable are 80% of all eligible receivables, which are primarily accounts receivables under 90 days. The inventory borrowing base is 50% of eligible inventory. The interest rate to be charged on these borrowings is Prime plus 4.00%. As of June 30, 2006, the amounts borrowed on this line of credit was $751,861. The amount available to borrow was $385,901. No changes were made to other lines of credit agreements appearing in the Company’s Annual Report, Form 10-KSB/A filed with the Securities and Exchange Commission on July 27, 2006.

5.	Long term debt

In June 2006, the Company, in connection with its line of credit renewal described in Note 4, consolidated its equipment line of credit and its equipment installment loan with its lender. The interest rate on this consolidated loan is Prime plus 4.00% and is secured by certain equipment and property of the Company. The loan requires payments of principal of $7,500 per month, plus interest, until paid in full. No changes were made to other long term debt agreements appearing in the Company’s Annual Report, Form 10-KSB/A filed with the Securities and Exchange Commission on July 27, 2006.

6.	Common Stock Offering

From August 3, 2005 through April 7, 2006, we issued 333,156 shares of our common stock in connection with our initial public offering pursuant to a Registration Statement on Form SB-2. Management has determined that the shares may have been issued in violation of securities laws. Management has made a rescission offer to purchase up to all of the shares sold to date in the offering, however, it is our intention that if any of the shares are tendered for rescission, the shares will be purchased by others and not from our funds. The amount to be paid pursuant to the rescission offer, if accepted by any shareholders, would be $4.00 per share, plus accrued interest at the applicable statutory rate. The rescission offer commenced in August 2006.

During the six months ended June 30, 2006, the Company sold 278,550 of common stock for proceeds of $1,002,779, net of commisions. During the six months ended June 30, 2006, previously deferred stock offering costs of $356,238 and additional stock offering costs incurred during the period of $217,287 were charged to additional paid in capital.

7.	Preferred stock dividend

During the six months ended June 30, 2006, the Company issued 14,735 shares of common stock in accordance with the terms of the preferred stock agreement. 7,373 shares were associated with the $29, 469 dividend payable as of June 30, 2006 and 7,362 shares were associated with the $29,469 dividend payable as of June 30, 2005.

8.	Legal Proceedings and Litigation Fees

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the related notes appearing elsewhere in this Form 10-QSB. This discussion and analysis contains forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk factors” and elsewhere in this Form 10-QSB.

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

Low Carbohydrate Diets and Obesity - Our products are not geared for the low carbohydrate market. Consumer trends have reflected higher demand for lower carbohydrate products. Despite this trend, we achieved an increase in our sales growth in the first six months of 2006. We monitor these trends closely and have started developing low-carbohydrate versions of some of our beverages, although we do not have any currently marketable low-carbohydrate products.

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

In accordance with SFAS No. 142, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the six months ended June 30, 2006 or June 30, 2005.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the six months ended June 30, 2006 or 2005.

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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net sales increased by $575,545, or 22.3%, from $2,582,273 in the three months ended June 30, 2005 to $3,157,818 in the three months ended June 30, 2006. Sales of our core Reed’s Ginger Brew items increased from $1,319,000 in the three months ended June 30, 2005 to $1,634,000 in the three months ended June 30, 2006. Sales of our Virgil’s Root Beer line increased from $934,000 in the three months ended June 30, 2005 to $1,075,000 in the three months ended June 30, 2006. The Virgil’s Root Beer and Cream Soda 12 ounce bottles increased from $507,000 and $119,000, respectively, in the three months ended June 30, 2005 to $704,000 and $174,000, respectively, in the three months ended June 30, 2006. The new Virgil’s Black Cherry Cream Soda launched at the end of May 2006 had sales for the three months ended June 30, 2006 of $107,000. Progressive Grocers, a top trade publication in the Grocer industry voted this product as the best new beverage product of 2006. We expect sales of this item to positively impact future sales. Sales of the Virgil’s 5 liter party kegs continued to decline from $180,000 in the three months ended June 30, 2005 to $49,000 in the three months ended June 30, 2006. Candy sales decreased from $208,000 in the three months ended June 30, 2005 to $204,000 in the three months ended June 30, 2006. Ice cream sales decreased from $50,000 in the three months ended June 30, 2005 to $23,000 in the three months ended June 30, 2006. China Cola sales increased from $51,000 in the three months ended June 30, 2005 to $86,000 in the three months ended June 30, 2006. Canadian sales increased from $16,000 in the three months ended June 30, 2005 to $44,000 in the three months ended June 30, 2006. We have increased our focus on the Canadian market place in 2006 and the China cola brisk sales increase comes as somewhat of a surprise.

Cost of sales increased by $520,590, or 25.2%, from $2,069,274 in the three months ended June 30, 2005 to $2,589,864 in the three months ended June 30, 2006. As a percentage of net sales, cost of sales increased from 80.1% in the three months ended June 30, 2005 to 82.0% in the three months ended June 30, 2006. Costs of sales increased primarily as a result of increased warehouse expenses due to increased inventory levels (0.6%) and increased production expenses (0.5%) and freight costs (0.8%) due to fuel related cost increases.

Gross profit increased from $512,999 in the three months ended June 30, 2005 to $567,954 in the three months ended June 30, 2006. As a percentage of net sales, gross profit decreased from 19.9% in the three months ended June 30, 2005 to 18.0% in the three months ended

June 30, 2006. Effective February 1, 2006 we approved a price increase in a number of our product lines at an average of approximately 7% in order to attempt to increase our gross profit. The full implementation of the price increase is expected to be completed by the middle of the third quarter of 2006. We expect margins to increase by the end of 2006 due to this price increase.

Operating expenses increased by $576,724, or approximately 120%, from $480,720 in the three months ended June 30, 2005 to $1,057,444 in the three months ended June 30, 2006 and increased as a percentage of net sales from 18.6% in the three months ended June 30, 2005 to 33.5% in the three months ended June 30, 2006. The primary increase in expenses was due to the rescission offer that the Company undertook to satisfy a possible securities law violation associated with its sales of common stock. The Company had no rescission related expenses for the three months ended June 30, 2005 and $351,757 of rescission related expenses for the three months ended June 30, 2006. Other changes were: increased salaries due to a larger sales force (9.5%), increased sales expenses from increased fuel costs and increased telephone charges (7.0%), increased recycling fees expenses (6.6%) and increased legal and accounting costs due to the costs associated with being a public reporting company (13.8%). We also had increased consulting fees due to the one time usage of a marketing group to evaluate our marketing strategies (6.3%). Also, increased commissions due to increased reliance on outside reps in some markets (6.1%), offset by a reduction in promotional expenses due to less club store demos (-2.9%), resulted in the increase in these expenses.

Interest expense increased by $7,421, or 8.2%, from $90,327 in the three months ended June 30, 2005 to $97,748 in the three months ended June 30, 2006. The increase in interest expense was due to increasing short term interest rates, increased borrowings on our available lines of credit and increasing our long term debt, which was used to purchase brewing equipment, vehicles and office equipment.

As a result of the foregoing, we experienced a net loss of $58,048 in the three months ended June 30, 2005 and $587,238 in the three months ended June 30, 2006. Our net loss was $0 .02 per share in the three months ended June 30, 2005 and $0.12 per share in the three months ended June 30, 2006, which included the value of our preferred stock dividend.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net sales increased by $737,481, or 16.8%, from $4,399,608 in the first six months ended June 30, 2005 to $5,137,089 in the first six months ended June 30, 2006. Sales of our core Reed’s Ginger Brew items increased from $2,286,000 in the six months ended June 30, 2005 to $2,776,000 in the six months ended June 30, 2006. Sales of our Virgil’s Root Beer line increased from $1,665,000 in the six months ended June 30, 2005 to $1,772,000 in the six months ended June 30, 2006. The Virgil’s Root Beer and Cream Soda 12 ounce bottles increased from $1,018,000 and $224,000, respectively, in the six months ended June 30, 2005 to $1,185,000 and $281,000, respectively, in the six months ended June 30, 2006. The new Virgil’s Black Cherry Cream Soda launched at the end of May 2006 had sales for the six months ended June 30, 2006 of $107,000. Progressive Grocers, a top trade publication in the Grocer industry voted this product as the best new beverage product of 2006. We expect sales of this item to positively impact future sales. Sales of the Virgil’s 5 liter party kegs continued to decline from $275,000 in the six months ended June 30, 2005 to $100,000 in the six months ended June 30, 2006. Candy sales increased from $337,000 in the six months ended June 30, 2005 to $410,000 in the six months ended June 30, 2006. Ice cream sales decreased from $85,000 in the six months ended June 30, 2005 to $68,000 in the six months ended June 30, 2006. China Cola sales increased from $106,000 in the six months ended June 30, 2005 to $120,000 in the six months ended June 30, 2006. Canadian sales increased from $32,000 in the six months ended June 30, 2005 to $64,000 in the six months ended June 30, 2006. We have increased our focus on the Canadian market place in 2006.

Cost of sales increased by $723,180, or 20.3%, from $3,555,561 in the first six months ended June 30, 2005 to $4,278,741 in the first six months ended June 30, 2006. As a percentage of net sales, cost of sales increased from 80.8% in the first six months ended June 30, 2005 to 83.3% in the first six months ended June 30, 2006. Costs of sales increased primarily as a result of increased warehouse expenses due to increased inventory levels (0.3%) and increased production expenses (1.9%) and freight costs (0.3%) due to fuel related cost increases.

Gross profit increased from $844,047 in the first six months ended June 30, 2005 to $858,348 in the first six months ended June 30, 2006. As a percentage of net sales, gross profit decreased from 19.2% in the first six months ended June 30, 2005 to 16.7% in the first six months ended June 30, 2006. Effective February 1, 2006 we approved a price increase in a number of our product lines at an average of approximately 7% in order to attempt to increase our gross profit. The full implementation of the price increase is expected to be completed by the middle of the third quarter of 2006. We expect margins to increase by the end of 2006 due to this price increase.

Operating expenses increased by $639,114, or 65.4%, from $977,715 in the first six months ended June 30, 2005 to $1,616,829 in the first six months ended June 30, 2006 and increased as a percentage of net sales from 22.2% in the first six months ended June 30, 2005 to 31.5% in the first six months ended June 30, 2006. The primary increase in expenses was due to the rescission offer that the Company undertook to satisfy a possible securities law violation associated with its sales of common stock. The Company had no rescission related expenses for the six months ended June 30, 2005 and $351,757 of rescission related expenses for the six months ended June 30, 2006. Other changes were: increased salaries due to a larger sales force (6.4%), increased sales expenses from increased fuel costs and increased telephone charges (7.1%), increased recycling fees expenses (3.7%) and increased legal and accounting costs due to the costs associated with being a public reporting company (8.5%). We had increased consulting fees due to the one time usage of a marketing group to evaluate our marketing strategies (3.6%). Also, increased commissions due to increased reliance on outside reps in some markets (2.5%) offset by a reduction in promotional expenses due to less club store demos (-3.7%), resulted in the increase in these expenses.

Interest expense increased by $36,820, or 22.8%, from $161,534 in the first six months ended June 30, 2005 to $198,354 in the first six months ended June 30, 2006. The increase in interest expense was due to increasing short term interest rates, increased borrowings on our available lines of credit and increasing our long term debt, which was used to purchase brewing equipment, vehicles and office equipment.

As a result of the foregoing, we experienced a net loss of $295,202 in the first six months ended June 30, 2005 and $956,835 in the first six months ended June 30, 2006. Our net loss was $0.07 per share in the first six months ended June 30, 2005 and $0.19 per share in the first six months ended June 30, 2006, which included the value of our preferred stock dividend.

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

As of June 30, 2006, we had a working capital deficit of $1,840,391, compared to a working capital deficit of $1,594,758 as of December 31, 2005.

As of June 30, 2006, we had outstanding borrowings of $1,463,461 under our lines of credit agreements and we continue to approach maximum borrowing capacity based on the terms of the lines of credit.

From August 3, 2005 through April 7, 2006, we issued 333,156 shares of our common stock in connection with our initial public offering pursuant to a Registration Statement on Form SB-2. Management has determined that the shares may have been issued in violation of securities laws. Management intends to make a rescission offer to purchase up to all of the shares sold to date in the offering, however, it is our intention that if any of the shares are tendered for rescission, the shares will be purchased by others and not from our funds. The amount to be paid pursuant to the rescission offer, if accepted by any shareholder, would be $4.00 per share, plus accrued interest at the applicable statutory rate. The rescission offer commenced in August 2006.

During the six months ended June 30, 2006, the Company sold 278,550 of their shares for $1,002,779, net of commisions.

During the six months ended June 30, 2006, previously deferred stock offering expenses of $356,238 and additional stock offering costs incurred during the period of $217,287 were charged to additional paid in capital.

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $956,835 and utilized cash of $665,137 in operating activities during the six months ended June 30, 2006, and had a working capital deficiency of $1,840,391and stockholders’ deficiency of $378,586 at June 30, 2006. In addition, the Company may have committed a violation of securities law which may require the rescission of common stock issued in 2005 and 2006 in the aggregate of approximately $1,324,624. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. The Company is conducting an initial public offering of its stock. The maximum amount of common stock to be sold is 2,000,000 shares at $4.00, of which 333,156 has been sold as of April 7, 2006. Management has received enough interest in the offering which leads it to believe the maximum amount of the offering will be sold, however no assurance can be made that any additional shares will be sold as a result of the offering

Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” a replacement of existing accounting pronouncements. SFAS 154 modifies accounting and reporting requirements when a company voluntarily chooses to change an accounting principle or correct an accounting error. SFAS 154 requires retroactive restatement of prior period financial statements unless it is impractical. Previous accounting guidelines allowed recognition by cumulative effect in the period of the accounting change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In February 2006, the FASB issued SFAS 155,“Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS 133 and 140. These SFAS’s deal with derivative and hedging activities, accounting for transfers and servicing of financial instruments and extinguishment of liabilities. SFAS 155 is effective for all financial instruments acquired or issued in an entity’s first fiscal year beginning after September 15, 2006. The Company does not engage in the activities described in these SFAS’s and does not have any intention of engaging in those activities when SFAS 155 becomes effective. The Company has evaluated the impact of the adoption of SFAS 155, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

Item 3. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded, as of the end of such period, that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

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

From August 3, 2005 through April 7, 2006, we issued 333,156 shares of our common stock in connection with our initial public offering pursuant to a Registration Statement on Form SB-2. Management has determined that the shares may have been issued in violation of securities laws. Management intends to make a rescission offer to purchase up to all of the shares sold to date in the offering, however, it is our intention that if any of the shares are tendered for rescission, the shares will be purchased by others and not from our funds. The amount to be paid pursuant to the rescission offer, if accepted by any shareholders, would be $4.00 per share, plus accrued interest at the applicable statutory rate.
The rescission offer commenced in August 2006.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REEDS, INC.

Date: August 21, 2006	By:	/s/ CHRISTOPHER J. REED

Name: Christopher J. Reed Title: Chief Executive Officer, President and Chief Financial Officer