Form 10QSB
period 2006-09-30
REEDS INC
filed 2006-11-17
CIK 1140215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2006

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

There were 5,335,482 shares of the registrant's common stock outstanding as of  September 30, 2006.

Part I - Financial Information

Item 1. Financial Statements

REED’S, INC

CONDENSED BALANCE SHEETS

ASSETS

	September 30, 2006 (Unaudited)	December 31, 2005

CURRENT ASSETS
Cash	$77,304	$27,744
Inventory	1,543,310	1,208,019
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $137,000 as of September 30, 2006 and $70,000 as of December 31, 2005	1,135,061	534,906
Other receivables	5,232	10,563
Prepaid expenses	74,699	74,279

Total Current Assets	2,835,606	1,855,511

Property and equipment, net of accumulated depreciation of $610,015 as of September 30, 2006 and $508,136 as of December 31, 2005	1,827,822	1,885,354

OTHER ASSETS
Brand names	800,201	800,201
Other intangibles, net of accumulated amortization of $4,095 as of September 30, 2006 and $3,723 as of December 31, 2005	14,519	14,891
Deferred stock offering costs	20,000	356,238
Total Other Assets	834,720	1,171,330

TOTAL ASSETS	$5,498,148	$4,912,195

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$2,633,801	$1,644,491
Lines of credit	2,017,838	1,445,953
Current portion of long term debt	190,036	169,381
Accrued interest	160,061	136,240
Accrued expenses	71,170	54,204

Total Current Liabilities	5,072,906	3,450,269

Loans payable, related party	252,358	252,358
Long term debt, less current portion	952,432	1,060,573

Total Liabilities	6,277,696	4,763,200

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $10.00 par value, 500,000 shares authorized, 58,940 shares outstanding	589,402	589,402
Common stock, $.0001 par value, 11,500,000 shares authorized, 5,335,482 shares issued and outstanding at September 30, 2006 and 5,042,197 at December 31, 2005	533	503
Common stock to be issued (7,367 shares)	—	29,470
Additional paid in capital	3,276,847	2,788,683
Accumulated deficit	(4,646,330)	(3,259,063)

Total stockholders’ equity (deficiency)	(779,548)	148,995

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$5,498,148	$4,912,195

See accompanying Notes to Condensed Financial Statements

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three months ended (Unaudited)		Nine months ended (Unaudited)
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

SALES	$2,775,955	$2,735,332	$7,913,045	$7,134,940
COST OF SALES	2,138,602	2,266,327	6,417,343	5,821,887

GROSS PROFIT	637,353	469,005	1,495,702	1,313,053

OPERATING EXPENSES
Selling	407,074	318,862	1,007,693	839,978
General & Administrative	517,036	232,938	1,518,449	687,413
Legal fees	2,009	24,040	16,806	26,166
Total Operating Expenses	926,119	575,840	2,542,948	1,553,557

LOSS FROM OPERATIONS	(288,766)	(106,835)	(1,047,246)	(240,504)
OTHER EXPENSES
Interest Expense	(112,197)	(73,508)	(310,551)	(235,042)

NET LOSS	(400,963)	(180,343)	(1,357,797)	(475,546)

Preferred stock dividend	—	—	(29,470)	(29,470)

Net loss attributable to common shareholders	$(400,963)	$(180,343	$(1,387,267)	$(505,016)

LOSS PER SHARE — Basic and Diluted	$(.08)	$(.04)	$(.26)	$(.10)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	5,335,482	4,995,959	5,269,878	4,845,909

See accompanying Notes to Condensed Financial Statements

REED’S INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICICENCY)
For the nine months ended September 30, 2006 (Unaudited)

	Common	Stock			Preferred	Stock
	Shares	Amount	Common Stock to be Issued	Additional Paid in Capital	Shares	Amount	Accumulated Deficit	Total

Balance, January 1, 2006	5,042,197	$503	29,470	$2,788,683	58,940	$589,402	$(3,259,063)	$148,995
Preferred Stock Dividend	7,373	1	—	29,469	—	—	(29,470)	—
Common stock issued in connection with the June 30, 2005 preferred stock dividend	7,362	1	(29,470)	29,469	—	—	—	—
Common stock issued for cash, net of offering costs	278,550	28	—	429,226	—	—	—	429,254
Net Loss for the nine months ended September 30, 2006	—	—	—	—	—	—	(1,357,797)	(1,357,797)

Balance, September 30, 2006	5,335,482	$533	$—	$3,276,847	58,940	$589,402	$(4,646,330)	$(779,548)

See accompanying Notes to Condensed Financial Statements

REED’S INC.

CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2006 and 2005
(Unaudited)

	Nine Months Ended (Unaudited)
	September 30,	September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,357,797)	$(475,546)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	102,252	83,220
Changes in operating assets and liabilities:
Accounts receivable	(600,154)	144,392
Inventory	(335,291)	(60,817)
Prepaid Expenses	(420)	(220,683)
Other receivables	5,331	(4,520)
Accounts payable	989,310	556,748
Accrued expenses	16,966	14,351
Accrued interest	23,821	8,232

Net cash (used in) provided by operating activities	(1,155,982)	45,377

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(44,347)	(84,819)
Due from director	—	(29,013)
Net cash used in investing activities	(44,347)	(113,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal borrowings on debt	—	340,000
Principal payments on debt	(87,486)	(283,277)
Proceeds received on sale of common stock	1,002,779	—
Payments for stock offering costs	(237,287)	(223,934)
Net borrowing on lines of credit	571,883	253,106
Payments of debt to related parties	—	(21,000)

Net cash provided by financing activities	1,249,889	64,895

NET INCREASE (DECREASE) IN CASH	49,560	(3,560)
CASH — Beginning of period	27,744	42,488

CASH — End of period	$77,304	$38,928

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$286,731	$226,810

Taxes	$—	$—
Non-cash Investing and Financing Activities
Common stock to be issued in settlement of accrued interest	$—	5,250
Common stock to be issued in settlement of preferred stock dividend	$29,470	$29,470
Deferred stock offering costs charged to paid in capital	$336,238	$—

See accompanying Notes to Condensed Financial Statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2006 (UNAUDITED)

1.
BASIS OF PRESENTATION

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reeds, Inc. (the Company), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2006 and the results of operations and cash flows for the nine months ended September 30, 2006 and 2005. The balance sheet as of December 31, 2005 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

Income (Loss) per Common Share

Basic income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. As the Company had a loss in the three and nine month periods ended September 30, 2006 and 2005, basic and diluted loss per share are the same because the inclusion of common share equivalents would be anti-dilutive.

Going Concern

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $1,357,797 and utilized cash of $1,155,982 in operating activities during the nine months ended September 30, 2006, and had a working capital deficiency of $2,237,300 and stockholders’ deficiency of $779,548 at September 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. The Company is conducting an initial public offering of its stock. The maximum amount of common stock to be sold is 2,000,000 shares at $4.00, of which 1,763,881 shares have been sold by November 17, 2006 which will result in net proceeds to the Company of $6,349,971. Management has received enough interest in the offering which leads it to believe the maximum amount of the offering will be sold, however no assurance can be made that any additional shares will be sold as a result of the offering. See Note 9 for information related to the common stock offering.

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

FASB Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS no. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS no. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

2.
Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the $100,000 guarantee during the nine months ended September 30, 2006.

During the nine months ended September 30, 2006 and 2005 the Company had two customers, which accounted for approximately 45% and 19% of sales, respectively. No other customers accounted for more than 10% of sales in either year. As of September 30, 2006, the Company had approximately $354,000 and $149,000, respectively of accounts receivable from these customers.

3.	Inventory

Inventory consists of the following at

	September 30, 2006	December 31, 2005
Raw Materials	$591,468	$678,343
Finished Goods	951,842	529,676
	$1,543,310	$1,208,019

4.
Lines of credit

In June 2006, one of the Company’s lines of credit expired. The Company renewed this line of credit with its current lender through update. The renewed line of credit is secured by accounts receivable and inventory in the maximum amounts of $1,400,000. The borrowing base on the accounts receivable are 80% of all eligible receivables, which are primarily accounts receivables under 90 days. The inventory borrowing base is 50% of eligible inventory. The interest rate to be charged on these borrowings is Prime plus 4.00%. As of September 30, 2006, the amounts borrowed on this line of credit were $1,290,722. The amount available to borrow was $109,278. No changes were made to other lines of credit agreements appearing in the Company’s Annual Report, Form 10-KSB/A filed with the Securities and Exchange Commission on July 27, 2006. The amount borrowed on these lines of credit as of September 30, 2006 was $727,116.

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

6.
Common Stock Offering

From August 3, 2005 through April 7, 2006, we issued 333,156 shares of our common stock in connection with our initial public offering pursuant to a Registration Statement on Form SB-2. Management has determined that the shares may have been issued in violation of securities laws and extended a rescission offer to purchase up to all of the shares sold to date in the offering. The rescission offer commenced in August 2006 and ceased in September 2006. The amount of shares submitted for rescission were 31,020, which resulted in total proceeds being paid of $129,444. In accordance with the terms of our rescission, the proceeds where paid by others and they retained the shares submitted for rescission

During the nine months ended September 30, 2006, the Company sold 278,550 shares of common stock for proceeds of $1,002,779, net of commissions. During the nine months ended September 30, 2006, previously deferred stock offering costs of $356,238 and additional stock offering costs incurred during the period of $217,287 were charged to additional paid in capital.

See Note 9 for the results of the Company’s initial public offering occurring subsequent to September 30, 2006.

7.
Preferred stock dividend

During the nine months ended September 30, 2006, the Company issued 14,735 shares of common stock in accordance with the terms of the preferred stock agreement. 7,373 shares were associated with the $29,469 dividend payable as of June 30, 2006 and 7,362 shares were associated with the $29,469 dividend payable as of June 30, 2005.

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

On January 20 , 2006, Consac Industries, Inc. (dba Long Life Teas and Long Life Beverages) filed a lawsuit in the United States District Court for the Central District of California against Reed’s Inc. and Christopher Reed, Case No. CV06-0376. The complaint asserts claims for negligence, breach of contract, breach of warranty, and breach of express indemnity relating to Reed’s, Inc.’s manufacture of approximately 13,000 cases of “Prism Green Tea Soda” for Consac. Consac contends that we negligently manufactured the soda resulting in at least one personal injury. Consac seeks $2.6 million in damages, plus interest and attorneys fees. We contend that Consac was responsible for the soda’s condition by providing a defective formula which had not been adequately tested. In May 2006 both parties agreed to a mediation proceeding which was expected to commence in the third quarter of 2006. The parties have decided to move to a trial. The trial is expected to begin in the first quarter of 2007. We believe that we will successfully defend Consac’s claims. While there is no assurance, we believe that the Consac litigation will have no material adverse effect upon our operations.

9.
Subsequent Events

Results of Intial Public Offering

From October 1, 2006 to November 16, 2006, the Company continued it initial public offering of common stock. During that period the Company sold 1,430,725 shares of common stock and will receive $5,150,610 of proceeds net of commissions.

Debt Conversions

Subsequent to September 30, 2006, one long term note payable and one related party loan, together with accrued interest, were converted to common stock. The conversions occurred according to the terms of the original loan agreements. The long term loan of $9,000 original principal and accrued interest of $13,355 was converted, in full, to 9,315 shares of common stock on November 1, 2006. The conversion ratio was one share of common stock for each $2.40 of principal and interest outstanding. The related party loan of $177,710 original principal was converted to 88,855 shares of common stock on November 16, 2006. The conversion ratio was 1share of common stock for each $2.00 of principal.

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

Overview

We develop, manufacture, market, and sell natural non-alcoholic and “New Age” beverages, candies and ice creams. “New Age Beverages” is a category that includes natural soda, fruit juices and fruit drinks, ready-to-drink teas, sports drinks, and water. We currently manufacture, market and sell six unique product lines:

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

Trademark License and Trademarks. Trademark license and trademarks primarily represent the costs we pay for exclusive ownership of the Reed’s® trademark in connection with the manufacture, sale and distribution of beverages and non-beverage products. We also own the Virgil’s® trademark and the China Cola® trademark. In addition, we own a number of other trademarks in the United States as well as in a number of countries around the world. We account for these items in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, we do not amortize indefinite-lived trademark licenses and trademarks.

In accordance with SFAS No. 142, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the nine months ended September 30, 2006 or September 30, 2005.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the nine months ended September 30, 2006 or 2005.

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

Results of Operations

Our efforts to increase our gross margins have been successful and are evidenced by the results of the three months ended September 30, 2006. Our gross profit margin for the three months ended September 30, 2006 increased to 23% of net sales, an increase of approximately 35% over the comparative period in 2005. Sales did not increase as much year over year for the third quarter 2006 as they did in the second quarter of this year. A look back at 2005 brought to our awareness that in the second quarter of 2005 our main production facility had a strike that pushed some second quarter 2005 sales to the third quarter 2005. Overall sales growth for the nine months ended September 30,2006 have been at a 10% annual growth rate.

With the completion of our IPO and the approximately $6 million of additional capital, we anticipate to be able to accelerate our sales and marketing programs that are taking our products deeper into mainstream markets. In Southern California, we are testing a new sales paradigm that takes us out of our natural foods focused selling efforts and into much more mainstream selling. To test this paradigm, in Southern California, we hired two beverage sales people to sell in stores in a concentrated geographic area , irrespective of whether they were natural foods stores or not. The new sales paradigm test resulted in our determination of what we believe to be a considerable market for our products outside of natural foods. We expect this effort to grow from $1.2 million sales in 2006 to $2 million plus in 2007. We expect to use some of the proceeds to expand this new selling paradigm into a number of new markets. We expect to start up these new selling methods in 5-10 additional markets in 2007. In November 2006, we expanded this new selling paradigm to San Diego.

We have received three awards this year for our products. Progressive Grocers, a top trade publication in the Supermarket industry voted our new Black Cherry Cream soda launched this year in May as the best new beverage product of 2006 for the supermarket trade. Also, Grocery Headquarters, another top trade publication in the Supermarket industry voted this product as the best new product launch of the natural food industry for main stream grocery of 2006. In addition, Whole Foods magazine, a trade publication in the natural food industry, conducted their annual survey of all the natural food retailers, Reed’s Extra Ginger Brew was voted the winner of the ‘best beverage’ category for 2006.

We have applied for listing on the NASDAQ. We reserved the symbol ‘REED’ and hope to be listed soon. We have also applied to the OTC bulletin board so that the company’s stock will be able to be traded in the event we do not receive our listing approval for NASDAQ immediately.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net sales increased by $40,623, or 1.5% from $2,735,332 in the three months ended September 30, 2005 to $2,775,955 in the three months ended September 30, 2006. Sales of our core Reed’s Ginger Brew items increased from $1,350,000 in the three months ended September 30, 2005 to $1,608,700 in the three months ended September 30, 2006. Sales of our Virgil’s Root Beer line increased from $970,800 in the three months ended September 30, 2005 to $997,000 in the three months ended September 30, 2006. The Virgil’s Root Beer and Cream Soda 12 ounce bottles went from $656,000 and $131,000 respectively, in the three months ended September 30, 2005 to $643,000 and $131,000 respectively in the three months ended September 30, 2006. The new Virgil’s Black Cherry Cream Soda launched at the end of May 2006 had sales for the three months ended September 30, 2006 of $ 75,100. Grocery Headquarters, a top trade publication in the Supermarket industry voted this product as the best new product launch of the natural food industry for main stream grocery of 2006. We expect sales of this item to positively impact future sales. Sales of the Virgil’s 5 liter party kegs increased from $79,000 in the three months ended September 30, 2005 to $107,000 in the three months ended September 30, 2006. Candy sales decreased from $185,000 in the three months ended September 30, 2005 to $166,000 in the three months ended September 30, 2006. Ice cream sales increased from $42,000 in the three months ended September 30, 2005 to $45,000 in the three months ended September 30, 2006. China Cola sales increased from $60,000 in the three months ended September 30, 2005 to $66,000 in the three months ended September 30, 2006. Canadian sales decreased from $62,000 in the three months ended September 30, 2005 to $27,000 in the three months ended September 30, 2006.

Cost of sales decreased by $127,725, or 5.6%, from $2,266,327 in the three months ended September 30, 2005 to $2,138,602 in the three months ended September 30, 2006. As a percentage of net sales, cost of sales decreased from 82.9% in the three months ended September 30, 2005 to 77.0% in the three months ended September 30, 2006. Cost of sales as a percentage of net sales decreased by 5.8% primarily as a result of higher prices on products sold (5.1%) and lower freight cost due to negotiating better rates and transferring freight cost to customers (4.9%) offset by increased promotional discounting (-5.0%) and increased warehouse expenses due to holding more inventory (-0.6%).

Gross profit increased by $168,348, or 35.9%, from $469,005 in the three months ended September 30, 2005 to $637,353 in the three months ended September 30, 2006. As a percentage of net sales, gross profit increased from 17.1% in the three months ended September 30, 2005 to 23.0% in the three months ended September 30, 2006. Effective February 1, 2006 we approved a price increase in a number of our product lines at an average of approximately 7% in order to attempt to increase our gross profit. The full implementation of the price increase was completed by the middle of the third quarter of 2006. We expect margins to increase by the end of 2006 due to this price increase.

Operating expenses increased by $350,279 or approximately 60.8%, from $575,840 in the three months ended September 30, 2005 to $926,119 in the three months ended September 30, 2006 and increased as a percentage of net sales from 21% in the three months ended September 30, 2005 to 33.4% in the three months ended September 30, 2006. The primary increase in expenses was due to the costs associated with the rescission offer that the Company undertook to satisfy a possible securities law violation associated with its sales of common stock and the resumption of its sales of securities. The Company had no such expenses for the three months ended September 30, 2005 and $287,331 of such expenses for the three months ended September 30, 2006, which made up 83% of the increase in operating expenses. These expenses are expected to end after the Company completes its securities offering, which is expected to be completed during the final quarter of 2006. The remaining 17% of the operating expense increase came from the following: increased salaries due to a larger sales force (6.8%), increased sales expenses from increased fuel costs and increased telephone charges (8.3%), increased recycling fees expenses (2.7%) and increased legal and accounting costs due to the costs associated with being a public reporting company (3.6%). Also, increased insurance expenses (1.6%) and increased bank fees due to the larger loan balances (1.0%). These were offset by reduced payroll expenses (-3.2%), reduced office expenses (-2.4%) and reduced office facility expenses (-1.2%).

Interest expense increased by $38,689 or 52.6%, from $73,508 in the three months ended September 30, 2005 to $112,197 in the three months ended September 30, 2006. The increase in interest expense was due to increasing short term interest rates, increased borrowings on our available lines of credit and increasing our long term debt, which was used to purchase brewing equipment, vehicles and office equipment.

As a result of the foregoing, we experienced a net loss of $180,343 in the three months ended September 30, 2005 and $400,963 in the three months ended September 30, 2006. Our net loss was $0.04 per share in the three months ended September 30, 2005 and $0.08 per share in the three months ended September 30, 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net sales increased by $778,105, or 10.9%, from $7,134,940 in the first nine months ended September 30, 2005 to $7,913,045 in the first nine months ended September 30, 2006. Sales of our core Reed’s Ginger Brew items increased from $3,670,000 in the nine months ended September 30, 2005 to $4,368,000 in the nine months ended September 30, 2006. Sales of our Virgil’s Root Beer line increased from $1,621,000 in the nine months ended September 30, 2005 to $2,735,000 in the nine months ended September 30, 2006. The Virgil’s Root Beer and Cream Soda 12 ounce bottles increased from $766,000 and $148,000, respectively, in the nine months ended September 30, 2005 to $1,756,000 and $422,000, respectively, in the nine months ended September 30, 2006. The new Virgil’s Black Cherry Cream Soda launched at the end of May 2006 had sales for the nine months ended September 30, 2006 of $183,000. Progressive Grocers, a top trade publication in the Supermarket industry voted product as the best new beverage product of 2006. Also, Grocery Headquarters, another top trade publication in the Supermarket industry voted this product as the best new product launch of the natural food industry for main stream grocery of 2006. We expect sales of this item to positively impact future sales. Sales of the Virgil’s 5 liter party kegs continued to decline from $354,000 in the nine months ended September 30, 2005 to $208,000 in the nine months ended September 30, 2006. Candy sales decreased from $601,000 in the nine months ended September 30, 2005 to $576,000 in the nine months ended September 30, 2006. Ice cream sales decreased from $127,000 in the nine months ended September 30, 2005 to $112,000 in the nine months ended September 30, 2006. China Cola sales increased from $146,000 in the nine months ended September 30, 2005 to $190,000 in the nine months ended September 30, 2006. Canadian sales increased from $106,000 in the nine months ended September 30, 2005 to $119,000 in the nine months ended September 30, 2006. We have increased our focus on the Canadian market in 2006.

Cost of sales increased by $595,456 or 10.2%, from $5,821,887 in the nine months ended September 30, 2005 to $6,417,343 in the nine months ended September 30, 2006. As a percentage of the net sales, cost of sales decreased from 81.6% in the first nine months ended September 30, 2005 to 81.1% in the first nine months ended September 30, 2006. Cost of sales as a percentage of net sales decreased by 0.5% primarily as a result of higher prices on products sold (1.2%) and lower freight costs due to both better negotiated rates and transferring freight costs to customers (1.6%) offset by increased promotional discounting (-2.8%) and increased warehouse expenses due to more holding inventory (-0.5%).

Gross profit increased from $1,313,053 in the nine months ended September 30, 2005 to $1,495,702 in the nine months ended September 30, 2006. As a percentage of net sales, gross profit increased from 18.4% in the nine months ended September 30, 2005 to 18.9% in the nine months ended September 30, 2006. Effective February 1, 2006 we approved a price increase in a number of our product lines at an average of approximately 7% in order to attempt to increase our gross profit. The full implementation of the price increase was completed by the middle of the third quarter of 2006. We expect margins to increase by the end of 2006 due to this price increase.

Operating expenses increased by $989,391, or 63.7%, from $1,553,557 in the nine months ended September 30, 2005 to $2,542,948 in the nine months ended September 30, 2006 and increased as a percentage of net sales from 21.8% in the first nine months ended September 30, 2005 to 32.1% in the first nine months ended September 30, 2006. The primary increase in expenses was due to the costs associated with the rescission offer that the Company undertook to satisfy a possible securities law violation associated with its sales of common stock and the resumption of its sales of securities. The Company had no such expenses for the nine months ended September 30, 2005 and $639,089 of such expenses for the nine months ended September 30, 2006, which made up 65% of the increase in operating expenses. These expenses are expected to end after the Company completes its securities offering, which is expected to be completed during the final quarter of 2006. The remaining 35% of the operating expense increase came from the following: increased salaries due to a larger sales force (8.6%), increases sales expenses from increased fuel costs and increased telephone charges (9.7%), increased recycling fees expenses (4.5%) and increased legal and accounting costs due to the costs associated with being a public reporting company (12.4%). Also, increased insurance expenses (1.9%) and increased bank fees due to larger loan balances (1.1%) and increased amortization (1.0%) offset by reduced office expenses (1.0%) and office facility expenses (-1.2%) and reduced promotional expenses (-2.6%).

Interest expense increased by $75,511, or 32.1%, from $235,042 in the nine months ended September 30, 2005 to $310,551 in the nine months ended September 30, 2006. The increase in interest expense was due to increasing short term interest rates, increased borrowing on our available lines of credit and increasing our long term debt, which was used to purchase brewing equipment, vehicles and office equipment.

As a result of the foregoing, we experienced a net loss of $475,546 in the first nine months ended September 30, 2005 and $1,357,797 in the first nine months ended September 30, 2006. Our net loss was $0.10 per share in the first nine months ended September 30, 2005 and $0.26 per share in the first nine months ended September 30, 2006.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution, and cash generated from operations. As of  November 17, 2006, the results of the initial public offering of our securities are that we sold 1,763,881 shares of common stock and will receive $6,349,971 of net proceeds. Subsequent to November 17, 2006, the initial public offering will continue until the 2,000,000 shares of common stock are sold. The addition of cash from the public offering will provide us the ability to improve our liquidity position and provide capital to continue to expand the business.

As of September 30, 2006, we had a working capital deficit of $2,237,300 compared to a working capital deficit of $1,594,758 as of December 31, 2005.

As of September 30, 2006, we had outstanding borrowings of $2,017,838 under our lines of credit agreements and we continue to approach maximum borrowing capacity based on the terms of the lines of credit.

From August 3, 2005 through April 7, 2006, we issued 333,156 shares of our common stock in connection with our initial public offering pursuant to a Registration Statement on Form SB-2. Management has determined that the shares may have been issued in violation of securities laws. Management extended a rescission offer to purchase up to all of the shares sold to date in the offering. The rescission offer commenced in August 2006 and ceased in September 2006. The amount of shares submitted for rescission were 31,020, which resulted in total proceeds being paid of $129,444. In accordance with the terms of our rescission, the proceeds where paid by others and they retained the shares submitted for rescission.

During the nine months ended September 30, 2006, the Company sold 278,550 of their common shares for proceeds of $1,002,779 net of commissions.

During the nine months ended September 30, 2006, previously deferred stock offering expenses of $356,238 and additional stock offering costs incurred during the period of $217,287 were charged to additional paid in capital.

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $1,357,797 and utilized cash of $1,155,982 in operating activities during the nine months ended September 30, 2006, and had a working capital deficiency of $2,237,300 and stockholders’ deficiency of $779,548 at September 30, 2006. In addition, the Company may have committed a violation of securities law. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. The Company is conducting an initial public offering of its stock. The maximum amount of common stock to be sold is 2,000,000 shares at $4.00, of which 333,156 has been sold as of September 30, 2006. Subsequent to September 30, 2006 and though the date of this report, the Company sold an additional 1,430,725 shares of common stock for proceeds of $5,150,610 net of commissions. Management believes the proceeds of the offering will allow it to continue operations beyond the next twelve months.

The pro forma effect on the Company’s Capital giving effect for the sale of the remaining 1,666,844 and the effect of $200,065 of debt and accured interest conversion to 98,170 shares of common stock occurring subsequent to September 30, 2006 is expected to be as follows:

	Actual September 30, 2006	Pro forma as adjusted for sale of remaining 1,666,844 shares and the effect of debt and accrued interest conversions occurring subsequent to September 30, 2006

Current debt
Current portion of long-term debt	$190,036	$190,036
Lines of credit	2,017,838	2,017,838
Total current debt	2,207,874	2,207,874
Long-term liabilities
Long-term debt, less current portion	952,432	943,432
Notes payable to related parties	252,358	74,648
Total long-term liabilities	1,204,790	1,018,080

Stockholders’ equity:
Common Stock, par value $.0001 per share; 11,500,000 shares authorized; 5,335,482 shares issued and outstanding; 7,002,326 shares issued and outstanding as adjusted for the sale of 1,666,844 shares	533	710
Preferred Stock, par value $10.00 per share; 500,000 shares authorized; 58,940 shares issued and outstanding	589,402	589,402

Additional paid-in capital	3,276,847	9,472,475
Accumulated deficit	(4,646,330)	(4,646,330)

Total stockholder’s equity (deficit)	(779,548)	5,416,257

Total capitalization	$2,633,116	$8,642,211

Recent Accounting Pronouncements

In September 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” a replacement of existing accounting pronouncements. SFAS 154 modifies accounting and reporting requirements when a company voluntarily chooses to change an accounting principle or correct an accounting error. SFAS 154 requires retroactive restatement of prior period financial statements unless it is impractical. Previous accounting guidelines allowed recognition by cumulative effect in the period of the accounting change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

FASB Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS no. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS no. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

Item 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded, as of the end of such period, that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

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

Part II

Item 1. Legal Proceedings

On January 20, 2006, Consac Industries, Inc. (dba Long Life Teas and Long Life Beverages) filed a lawsuit in the United States District Court for the Central District of California against Reed’s Inc. and Christopher Reed, Case No. CV06-0376. The complaint asserts claims for negligence, breach of contract, breach of warranty, and breach of express indemnity relating to Reed’s, Inc.’s manufacture of approximately 13,000 cases of “Prism Green Tea Soda” for Consac. Consac contends that we negligently manufactured the soda resulting in at least one personal injury. Consac seeks $2.6 million in damages, plus interest and attorneys fees. We contend that Consac was responsible for the soda’s condition by providing a defective formula which had not been adequately tested. We believe that we will successfully defend Consac’s claims. While there is no assurance, we believe that the Consac litigation will have no material adverse effect upon our operations. In May 2006 both parties agreed to a mediation proceeding which was expected to commence in the third quarter of 2006. The parties have decided to move to a trial. The trial is expected to begin in the first quarter of 2007.

From August 3, 2005 through April 7, 2006, we issued 333,156 shares of our common stock in connection with our initial public offering pursuant to a Registration Statement on Form SB-2. Management has determined that the shares may have been issued in violation of securities laws.  Management extended a rescission offer to purchase up to all of the shares sold to date in the offering. The rescission offer commenced in August 2006 and ceased in September 2006. The amount of shares submitted for rescission were 31,020, which resulted in total proceeds being paid of $129,444. In accordance with the terms of our rescission, the proceeds where paid by others and they retained the shares submitted for rescission.

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

Reeds, Inc.

By:	/s/ Christopher Reed
Chief Executive Officer, President and Chief Financial Officer
November 17, 2006