Form 10KSB
period 2006-12-31
REEDS INC
filed 2007-04-16
CIK 1140215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006.

 OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to _________

Commission File Number 000-32501

REED’S, INC.
(Exact name of registrant as specified in its charter)

Delaware	35-2177773
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number

13000 South Spring Street
Los Angeles, California	90061
Address of principal executive offices	Zip Code

(310) 217-9400
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The issuer's revenues for the fiscal year ended December 31, 2006 were $10,484,353.

The aggregate market value of the voting common stock held by non-affiliates of the issuer as of March 30, 2007 was approximately $22,626,123 (computed based on the closing sale price of the common stock at $6.18 per share as of such date). Shares of common stock held by each officer and director and each person owning more than 10% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of March 30, 2007 was 7,143,185.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

TABLE OF CONTENTS	PAGE

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-KSB, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”) and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. The forward-looking statements included or incorporated by reference in this Annual Report and those reports, statements, information and announcements address activities, events or developments that Reed’s, Inc. (together with its subsidiaries hereinafter referred to as “we,” “us,” “our” or “Reed’s”) expects or anticipates will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements.

The risk factors referred to in this Annual Report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of our control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including, but not limited to, the following, and other factors discussed elsewhere in this Annual Report, including under the section entitled “Risk Factors:”

•	Our ability to generate sufficient cash flow to support capital expansion plans and general operating activities,

•	Decreased demand for our products resulting from changes in consumer preferences,

•	Competitive products and pricing pressures and our ability to gain or maintain its share of sales in the marketplace,

•	The introduction of new products,

•
Our being subject to a broad range of evolving federal, state and local laws and regulations including those regarding the labeling and safety of food products, establishing ingredient designations and standards of identity for certain foods, environmental protections, as well as worker health and safety. Changes in these laws and regulations could have a material effect on the way in which we produce and market our products and could result in increased costs,

•	Changes in the cost and availability of raw materials and the ability to maintain our supply arrangements and relationships and procure timely and/or adequate production of all or any of our products,

•	Our ability to penetrate new markets and maintain or expand existing markets,

•	Maintaining existing relationships and expanding the distributor network of our products,

•	The marketing efforts of distributors of our products, most of whom also distribute products that are competitive with our products,

•	Decisions by distributors, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time,

•	The availability and cost of capital to finance our working capital needs and growth plans,

•	The effectiveness of our advertising, marketing and promotional programs,

•	Changes in product category consumption,

•	Economic and political changes,

•	Consumer acceptance of new products, including taste test comparisons,

•	Possible recalls of our products, and

•	Our ability to make suitable arrangements for the co-packing of any of our products.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

PART I

Item 1. Description of Business

Background

We develop, manufacture, market, and sell natural non-alcoholic and “New Age” beverages, candies and ice creams. “New Age Beverages” is a category that includes natural soda, fruit juices and fruit drinks, ready-to-drink teas, sports drinks and water. We currently manufacture, market and sell six unique product lines:

•	Reed’s Ginger Brews,

•	Virgil’s Root Beer and Cream Sodas,

•	China Colas,

•	Reed’s Ginger Juice Brews,

•	Reed’s Ginger Candies, and

•	Reed’s Ginger Ice Creams.

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

We produce and co-pack our products principally at our company-owned facility in Los Angeles, California, known as the Brewery, and at a contracted co-packing facility in Pennsylvania. We also co-pack certain of our products at smaller co-packing facilities in the United States and in Europe.

Key elements of our business strategy include:

•	increased national direct sales and distribution,

•	increased store placement with mainstream stores and retailers,

•	strong national distributorships,

•	stimulate strong consumer demand for our existing brands and products,

•	develop additional unique alternative beverage brands and other products, and

•	specialty packaging like our 5-liter party kegs, our ceramic swing-lid bottle and our 750 ml. champagne bottle.

Our current sales efforts are focused in three areas:

•	sales to mainstream, natural and specialty food stores in the United States and, to a lesser degree, Canada, through our regional distributors and sales representatives,

•	direct sales effort to large national retailers, and

•	direct distribution by our trucks and drivers to retailers in Southern California.

We believe that these marketing efforts have contributed to our growth. We intend to continue to expand our sales personnel in each of these marketing areas.

In addition, since 2003, we have introduced new products and offer specialty beverage packaging options not typically available in the marketplace into the marketplace that have contributed to our growth in sales. These products include a 5-liter “party keg” version of our Virgil’s Root Beer and Cream Soda, 12-ounce long neck bottles of our Virgil’s Cream Soda, 750 ml. size bottles of our Reed’s Original Ginger Brew, Extra Ginger Brew and Spiced Apple Brew and a one pint version of our Virgil’s Root Beer with a swing-lid. In addition, we have recently introduced a new flavor, our Black Cherry Cream soda in a 12-ounce bottle. These new packaging options are being utilized in our marketing efforts.

We create consumer demand for our products by:

•	supporting in-store sampling programs of our products,

•	generating free press through public relations,

•	advertising in national magazines targeting our customers,

•	maintaining a company website (www.reedsgingerbrew.com); and

•	participating in large public events as sponsors.

Our principal executive offices are located at 13000 South Spring Street, Los Angeles, California 90061. Our telephone number is (310) 217-9400. Our Internet address is (www.reedsgingerbrew.com). Information contained on our website or that is accessible through our website should not be considered to be part of this Annual Report.

Historical Development

In June 1987, Christopher J. Reed, our founder and Chief Executive Officer, began development of Reed’s Original Ginger Brew, his first beverage creation. After two years of development, the product was introduced to the market in Southern California stores in 1989. By 1990, we began marketing our products through natural food distributors and moved our production to a larger facility in Boulder, Colorado.

In 1991, we incorporated our business operations in the state of Florida under the name of Original Beverage Corporation and moved all of our production to a co-pack facility in Pennsylvania. We began exhibiting at national natural and specialty food trade shows, which brought national distribution in natural, gourmet and specialty foods and the signing of our first mainstream supermarket distributor. Our products began to receive trade industry recognition as an outstanding new product. The United States National Association of the Specialty Food Trade, or NASFT, named Original Ginger Brew as an “Outstanding Beverage Finalist” in the United States, and the Canadian Fancy Food Association, or CFFA, awarded us “Best Imported Food Product.”

Throughout the 1990’s, we continued to develop and launch new Ginger Brew varieties. Reed’s Ginger Brews reached broad placement in natural and gourmet foods stores nationwide through major specialty, natural/gourmet and mainstream food and beverage distributors.

In 1997, we began licensing the products of China Cola and eventually acquired the rights to that product in December 2000. In addition, we launched Reed’s Crystallized Ginger Candy, a product which we manufacture in Fiji under a proprietary, natural, non-sulfured process. In 1999, we purchased the Virgil’s Root Beer brand from the Crowley Beverage Company. The brand has won numerous gourmet awards. In 2000, we began to market three new products: Reed’s Original Ginger Ice Cream, Reed’s Cherry Ginger Brew and a beautiful designer 10-ounce gift tin of our Reed’s Crystallized Ginger Candy. In December 2000, we purchased an 18,000 square foot warehouse property, the Brewery, in Los Angeles, California, to house our west coast production and warehouse facility. The Brewery now also serves as our principal executive offices. In 2001, we changed our state of incorporation to Delaware and also changed our name to Reed’s, Inc. We also introduced our Reed’s Chocolate Ginger Ice Cream and Reed’s Green Tea Ginger Ice Cream products and expanded our confectionary line with two new candy products: Reed’s Crystallized Ginger Baking Bits and Reed’s Ginger Candy Chews. In 2002, we launched our Reed’s Ginger Juice Brew line, with four flavors of organic juice blends. In November 2002, we completed our first test runs of Reed’s and Virgil’s products at the Brewery and in January 2003, our first commercially available products came off the Los Angeles line. In 2003, we commenced our own direct distribution in Southern California and introduced sales of our 5-liter Virgil’s party keg. In 2004, we expanded our product line to include Virgil’s Cream Soda (including in a 5-liter keg), Reed’s Spiced Apple Brew in a 750 ml. champagne bottle and draught Virgil’s Root Beer and Cream Soda. In 2006, we expanded our product line to include Virgil’s Black Cherry Cream Soda. Progressive Grocers, a top trade publication in the grocery industry voted this product as the best new beverage product of 2006.

On December 12, 2006, we completed the sale of 2,000,000 shares of our common stock at an offering price of $4.00 per share in our initial public offering. The public offering resulted in gross proceeds of $8,000,000 to us.

Industry Overview

Our beverages are classified as New Age beverages, a category that includes natural soda, fruit juices and fruit drinks, ready-to-drink teas, sports drinks and water. According to Beverage Marketing Corporation, in 2004, total wholesale dollar sales in the New Age segment were approximately $16.5 billion in wholesale dollar sales, an increase of 11.3% from 2003. (Source: Beverage World Magazine, April 15, 2006)

Annual confectionary sales (including chocolate, non-chocolate and gum sales) in the United States were approximately $27.9 billion in 2005, of which approximately $8.7 billion was non-chocolate candy. (Source: National Confectioners Association, 2006 Year in Review)

According to the International Dairy Foods Association (IDFA), total U.S. sales of ice cream and frozen desserts were estimated at approximately $21 billion. The packaged ice cream industry includes economy, regular, premium and super-premium products. Super-premium ice cream, such as Reed’s Ginger Ice Creams, is generally characterized by a greater richness and density than other kinds of ice cream. This higher quality ice cream generally costs more than other kinds and is usually marketed by emphasizing quality, flavor selection, texture and brand image. The International Ice Cream Association attributes almost all of the market growth over the past 10 years to sales of super-premium and premium ice creams, particularly the innovative products. Sales of premium and super-premium styles account for approximately 42% of the total industry revenues, versus approximately 15% for all the “light” formulations combined. (Source: CNN/Money, July 29, 2005.)

Our Products

We currently manufacture and sell 15 beverages, three candies and three ice creams. We make all of our products using premium all-natural ingredients.

We produce carbonated and non-carbonated products. Most sales of our beverage products are of our sodas. According to Spence Information Services (SPINS), which is the only sales information service catering to the natural food trade, for the year 2003,

•
Reed’s Ginger Brews and Virgil’s Root Beer held three of the top ten items based on dollar and unit sales among all sugar/fructose sweetened sodas in the natural foods industry in the United States, with Reed’s Extra Ginger Brew holding the number one position, and

•
Reed’s Original Ginger Brew and Virgil’s were two of the top ten brands based on dollar and unit sales among all sugar/fructose sweetened sodas in the natural foods industry in the United States, with Reed’s Original Brew holding the number one position.

Our carbonated products include six varieties of Reed’s Ginger Brews, Virgil’s Root Beer and Cream Sodas, China Cola and Cherry China Cola. We also sell four varieties of a new line of non-carbonated Ginger Brews called Reed’s Ginger Juice Brews.

Our candy products include Reed’s Crystallized Ginger Candy, Reed’s Crystallized Ginger Baking Bits and Reed’s Ginger Candy Chews.

Our ice cream products include Reed’s Original Ginger Ice Cream, Reed’s Chocolate Ginger Ice Cream and Reed’s Green Tea Ginger Ice Cream.

Beverages

Reed’s Ginger Brews

Ginger ale is the oldest known soft drink. Before modern soft drink technology existed, non-alcoholic beverages were brewed at home directly from herbs, roots, spices, and fruits. These handcrafted brews were then aged like wine and highly prized for their taste and their tonic, health-giving properties. Reed’s Ginger Brews are a revival of this home brewing art and we make them with care and attention to wholesomeness and quality, using the finest fresh herbs, roots, spices, and fruits. Our expert brew masters brew each batch and age it with great pride.

We believe that Reed’s Ginger Brews are unique in their kettle brewed origin among all mass-marketed soft drinks. Reed’s Ginger Brews contain between 8 and 26 grams of fresh ginger in every 12-ounce bottle. We use no refined sugars as sweeteners. Our products differ from commercial soft drinks in three particular characteristics: sweetening, carbonation and coloring for greater adult appeal. Instead of using injected-based carbonation, we produce our carbonation naturally, through slower, beer-oriented techniques. This process produces smaller, longer lasting bubbles that do not dissipate rapidly when the bottle is opened. We do not add coloring. The color of our products comes naturally from herbs, fruits, spices, roots and juices.

In addition, since Reed’s Ginger Brews are pasteurized, they do not require or contain any preservatives. In contrast, modern commercial soft drinks generally are produced using natural and artificial flavor concentrates prepared by flavor laboratories, tap water, and highly refined sweeteners. Typically, manufacturers make a centrally processed concentrate that will lend itself to a wide variety of situations, waters, and filling systems. The final product is generally cold-filled and requires preservatives for stability. Colors are added that are either natural, although highly processed, or artificial.

In addition, while we make no claim as to any medical or therapeutic benefits of our products, we have found friends and advocates among alternative, holistic, naturopathic, and homeopathic medical practitioners, dieticians and medical doctors, who tell us that they recommend Reed’s Extra Ginger Brew for their patients as a simple way to ingest a known level of ginger. The United States Food and Drugs Administration (FDA) include ginger on their GRAS (generally recognized as safe) list. However, neither the FDA nor any other government agency officially endorses or recommends the use of ginger as a dietary supplement.

We currently manufacture and sell six varieties of Reed’s Ginger Brews:

•
Reed’s Original Ginger Brew was our first creation, and is a Jamaican recipe for homemade ginger ale using 17 grams of fresh ginger root, lemon, lime, honey, fructose, pineapple, herbs and spices. Reed’s Original Ginger Brew is 20% fruit juice.

•	Reed’s Extra Ginger Brew is the same approximate recipe, with 26 grams of fresh ginger root for a stronger bite. Reed’s Extra Ginger Brew is 20% fruit juice.

•	Reed’s Premium Ginger Brew is the no-fructose version of Reed’s Original Ginger Brew, and is sweetened only with honey and pineapple juice. Reed’s Premium Ginger Brew is 20% fruit juice.

•	Reed’s Raspberry Ginger Brew is brewed from 17 grams of fresh ginger root, raspberry juice and lime. Reed’s Raspberry Ginger Brew is 20% raspberry juice and is sweetened with fruit juice and fructose.

•
Reed’s Spiced Apple Brew uses 8 grams of fresh ginger root, the finest tart German apple juice and such apple pie spices as cinnamon, cloves and allspice. Reed’s Spiced Apple Brew is 50% apple juice and sweetened with fruit juice and fructose.

•
Reed’s Cherry Ginger Brew is the newest addition to our Ginger Brew family, and is naturally brewed from: filtered water, fructose, fresh ginger root, cherry juice from concentrate and spices. Reed’s Cherry Ginger Brew is 22% cherry juice.

All six of Reed’s Ginger Brews are offered in 12-ounce bottles and are sold in stores as singles, in four-packs and in 24-bottle cases. Reed’s Original Ginger Brew is sold by select retailers in a special 12-pack. Reed’s Spiced Apple Brew is now available in a 750 ml. champagne bottle.

Virgil’s Root Beer

Over the years, Virgil’s Root Beer has won numerous awards and has a reputation among many as one of the best root beers made anywhere. Virgil’s Root Beer won the “Outstanding Beverage” award at the NASFT’s International Fancy Food and Confection Show in 1997.

Virgil’s is a premium root beer. We use all-natural ingredients, including filtered water, unbleached cane sugar, anise from Spain, licorice from France, bourbon vanilla from Madagascar, cinnamon from Sri Lanka, clove from Indonesia, wintergreen from China, sweet birch and molasses from the southern United States, nutmeg from Indonesia, pimento berry oil from Jamaica, balsam oil from Peru and cassia oil from China.

We collect these ingredients worldwide and gather them together at the brewing and bottling facilities we use in the United States and Germany. We combine and brew these ingredients under strict specifications and finally heat-pasteurize Virgil’s Root Beer, to ensure quality.

We sell Virgil’s Root Beer in four packaging styles: 12-ounce bottles in a four-pack, a special ceramic-swing-lid style pint bottle, a 5-liter self-tapping party keg and a draught “pony keg.”

Virgil’s Cream Soda

We launched Virgil’s Cream Soda in January 2004. We make this product with the same attention to quality that makes Virgil’s Root Beer so popular.

Virgil’s Cream Soda is a gourmet cream soda. We brew Virgil’s Cream Soda the same way we brew Virgil’s Root Beer. We use all-natural ingredients, including filtered water, unbleached cane sugar and bourbon vanilla from Madagascar.

Virgil’s Cream Soda is currently sold in 12-ounce long neck bottles in colorful 4-packs, a 5-liter party keg version and in our draught format.

In 2006, we expanded our product line to include Virgil’s Black Cherry Cream Soda in a 12-ounce bottle.

China Cola

We consider China Cola to be the best tasting and most natural cola in the world. We restored China Cola to its original delicious blend of raw cane sugar, imported Chinese herbs, essential oils and natural spices. China Cola contains no caffeine. It comes in two varieties, Original China Cola and Cherry China Cola.

Original China Cola is made from filtered water, raw cane sugar, szechwan poeny root, cassia bark, Malaysian vanilla, oils of lemon, oil of lime, oil of orange, nutmeg, clove licorice, cardamom, caramel color, citric acid and phosphoric acid.

Cherry China Cola is made from the same ingredients as Original China Cola, with the addition of natural cherry flavor.

China Cola and Cherry China Cola sell as singles, in four-packs and in 24-bottle cases.

Reed’s Ginger Juice Brews

In May 2002, we launched a new line of Ginger Brews called Reed’s Ginger Juice Brews. They are 100% juice products that are non-carbonated and brewed from organic fresh ginger root and sweetened with organic juices. We created this product, in part, in response to a strong trend we have seen toward organic ingredients and non-carbonated beverages in the marketplace. We intend to extend our Ginger Brew line and believe that these new flavors will cater to the growing market for organic non-carbonated beverages.

All four of our Reed’s Ginger Juice Brews contain: filtered water, organic fresh ginger root, and organic white grape juice from concentrate. Specifically,

•	Reed’s Lemon Guava Ginger Juice Brew adds guava juice from concentrate and lemon juice from concentrate.

•	Reed’s Strawberry Kiwi Ginger Juice Brew adds organic strawberry juice from concentrate and organic kiwi juice from concentrate.

•	Pineapple Orange Ginger Juice Brew adds organic pineapple juice from concentrate, organic orange juice from concentrate, and organic lime juice from concentrate.

•	Reed’s Cranberry Raspberry Ginger Juice Brew adds cranberry juice from concentrate, and organic raspberry juice from concentrate.

Reed’s Ginger Juice Brews drinks come in a 16-ounce juice bottle as singles or in cases of 12 and 24 bottles.

Reed’s Ginger Candies

Reed’s Crystallized Ginger Candy

Reed’s Crystallized Ginger was the first crystallized ginger on the market in the United States to be sweetened with raw cane instead of refined white sugar. Reed’s Crystallized Ginger is custom-made for us in Fiji.

The production process is an ancient one that has not changed much over time. After harvesting baby ginger (the most tender kind), the root is diced and then steeped for several days in large vats filled with simmering raw cane syrup. The ginger is then removed and allowed to crystallize into soft, delicious nuggets. Many peoples of the islands have long enjoyed these treats for health and pleasure.

We sell this product in 3.5-ounce bags, 10-ounce enameled, rolled steel gift tins, 16-ounce re-sealable Mylar bags, and in bulk. We also sell Reed’s Crystallized Ginger Baking Bits in bulk.

Reed’s Ginger Candy Chews

For many years, residents of Southeast Asia from Indonesia to Thailand have enjoyed soft, gummy ginger candy chews. We sell Reed’s Ginger Candy Chews individually wrapped in soft-packs of ten candies and as individually wrapped loose pieces in bulk. Reed’s has taken them a step further, adding more ginger, using no gelatin (vegan-friendly) and making them slightly easier to unwrap than their Asian counterparts.

Reed’s Ginger Candy Chews are made for us in Indonesia from sugar, maltose (malt sugar), ginger, and tapioca starch.

Reed’s Ginger Ice Creams

We make Reed’s Ginger Ice Creams with 100% natural ingredients, using the finest hormone-free cream and milk. We combine fresh milk and cream with the finest natural ginger puree, Reed’s Crystallized Ginger Candy and natural raw cane sugar to make a delicious ginger ice cream with a super premium, ultra-creamy texture and Reed’s signature spicy-sweet bite. Our ice creams are made for us, according to our own recipes, at a dairy in upstate New York.

We sell three Reed’s Ginger Ice Cream products:

•	Reed’s Original Ginger Ice Cream made from milk, cream, raw cane sugar, Reed’s Crystallized Ginger Candy (finest ginger root, raw cane sugar), ginger puree, and guar gum (a natural vegetable gum),

•
Chocolate Ginger Ice Cream made from milk, cream, raw cane sugar, finest Belgian cocoa (used to make Belgian chocolate), Reed’s Crystallized Ginger Candy (fresh baby ginger root, raw cane sugar), chocolate shavings (sugar, unsweetened chocolate, Belgian cocoa, soy lecithin and real vanilla), ginger puree, and guar gum (a natural vegetable gum) creating the ultimate chocolate ginger ice cream, and

•
Reed’s Green Tea Ginger Ice Cream made from milk, cream, the finest green tea, raw cane sugar, ginger puree, Reed’s Crystallized Ginger Candy (fresh baby ginger root, raw cane sugar), and guar gum (a natural vegetable gum) creating the ultimate green tea ginger ice cream.

We sell Reed’s Ginger Ice Creams in pint containers and cases of eight pints. We also intend to supply Reed’s Ginger Ice Creams in foodservice volume packaging.

New Product Development

We are always working on developments to continue expanding from our Reed’s Ginger Brews, Virgil’s product line, Reed’s Ginger Juice Brew, Reed’s Ginger Ice Cream, and Reed’s Ginger Candy product lines and packaging styles. However, research and development expenses in the last two years have been nominal. We intend to expend some, but not a significant amount, of funds on research and development for new products and packaging. We intend to introduce new products and packaging as we deem appropriate from time to time for our business plan.

Among the advantages of our owned and self-operated Brewery are the flexibility to try innovative packaging and the capability to experiment with new product flavors at less cost to our operations or capital. Currently, we sell a half-liter Virgil’s Root Beer swing-lid bottle that is made for us in Europe. We intend to produce several of our beverages in one-liter swing-lid bottles in the United States. Our Reed’s Original Ginger Brew, Extra Ginger Brew and Spiced Apple Brew are available in a 750 ml. champagne bottle and other products are planned to be available with this packaging in the near future.

Manufacture of Our Products

We produce our carbonated beverages at two facilities:

•	a facility that we own in Los Angeles, California, known as The Brewery, at which we produce certain soda products for the western half of the United States, and

•
a packing, or co-pack, facility in Pennsylvania, known as the Lion Brewery, with which they contract to supply us with product we do not produce at The Brewery. The term of our agreement with Lion Brewery expires on May 31, 2007 and renews automatically for successive two-year terms unless terminated by either party. The Lion Brewery assembles our products and charges us a fee, generally by the case, for the products they produce.

Our west coast Brewery facility is running at 40% of capacity. We have had difficulties with the flavor of our Ginger Brew products produced at the Brewery. As a result, we continue to supply our Ginger Brew products at the Brewery from our east coast co-packing facility, thereby causing us to incur increased freight and warehousing expenses on our products. Management is committed to selling a high quality, great tasting product and has elected to continue to sell certain of our Ginger Brew products produced from our east coast facility on the west coast, even though it negatively impacts our gross margins. As we are able to make the Brewery become more fully utilized, we believe that we will experience improvements in gross margins due to freight and production savings.

Our Ginger Juice Brews are co-packed for us at H.A. Ryder in Northern California. We supply all the ingredients and packaging. The co-pack facility assembles our products and charges us a fee, by the case. Our ice creams are co-packed for us at Ronnybrooke dairy in upstate New York. We supply all the flavor additions and packaging and the dairy supplies the ice cream base. The co-pack facility assembles our products and charges us a fee, by the unit produced for us. We have half-liter swing-lid bottles of our Virgil’s Root Beer line co-packed for us at the Hofmark Brewery in southern Germany. The co-pack facility assembles our products and charges us a fee by the unit they produce for us. Our arrangements with H.A Ryder, Ronnybrooke Dairy and Hofmark Brewery are on an order by order by basis.

We follow a “fill as needed” manufacturing model to the best of our ability and we have no significant backlog of orders.

Substantially all of the raw materials used in the preparation, bottling and packaging of our products are purchased by us or by our contract packers in accordance with our specifications. Reed’s Crystallized Ginger is made to our specifications in Fiji. Reed’s Ginger Candy Chews are made to our specifications in Indonesia, and we repackage them at the Brewery in Los Angeles.

Generally, we obtain the ingredients used in our products from domestic suppliers and each ingredient has several reliable suppliers. We have no major supply contracts with any of our suppliers. As a general policy, we pick ingredients in the development of our products that have multiple suppliers and are common ingredients. This provides a level of protection against a major supply constriction or calamity.

We believe that as we continue to grow, we will be able to keep up with increased production demands. We believe that the Brewery has ample capacity to handle increased West Coast business. To the extent that any significant increase in business requires us to supplement or substitute our current co-packers, we believe that there are readily available alternatives, so that there would not be a significant delay or interruption in fulfilling orders and delivery of our products. In addition, we do not believe that growth will result in any significant difficulty or delay in obtaining raw materials, ingredients or finished product that is repackaged at the Brewery.

Our Primary Markets

We target a niche in the soft drink industry known as New Age beverages. The soft drink industry generally characterizes New Age Beverages as being made more naturally, with upscale packaging, and often creating and utilizing new and unique flavors and flavor combinations.

The New Age beverage segment is highly fragmented and includes such competitors as SoBe, Snapple, Arizona, Hansen’s and Jones Soda, among others. These brands have the advantage of being seen widely in the national market and being commonly well known for years through well-funded ad campaigns. Despite our products’ having a relatively high price for a premium beverage product, no mass media advertising and a relatively small presence in the mainstream market compared to many of our competitors, we believe that results to date demonstrate that Reed’s Ginger Brews and Virgil’s sodas are making market inroads among these significantly larger brands. See “Business - Competition.”

We sell the majority of our products in natural food stores, mainstream supermarket chains and foodservice locations, primarily in the United States and, to a lesser degree, in Canada.

Natural Food Stores

Our primary and historical marketing source of our products has been natural food and gourmet stores. These stores include Whole Foods Market, Wild Foods, Trader Joe’s and Wild Oats. We also sell in gourmet restaurants and delis.

We believe that our products have achieved a leading position in their niche in the fast-growing natural food industry.

With the advent of large natural food store chains and specialty merchants, the natural foods segment continues to grow each year in direct competition with the mainstream grocery trade.

Mainstream Supermarkets and Retailers

We sell our products in over 1,000 mainstream supermarkets throughout the United States, and to a lesser extent, in Canada. These stores include national and regional supermarket chains, such as Kroger, Ralph’s, Raley’s, Safeway and Winn-Dixie. Generally, these stores market our products in specialty natural and gourmet sections within the stores, although we are increasing our presence in mainstream soft drink sections in these stores.

Supermarkets, particularly supermarket chains and prominent local supermarkets, often impose slotting fees before permitting new product placements in their store or chain. These fees can be structured to be paid one-time only or in installments. We pursue broad-based slotting in supermarket chains throughout the United States and, to a lesser degree, in Canada. However, our direct sales team in Southern California and our national sales management team have been able to place our products without having to pay slotting fees much of the time. However, slotting fees for new placements normally cost between $10 and $100 per store per new item placed.

We also sell our products to large national retailers who place our products within their national distribution streams. These retailers include Costco, Sam’s Club and Trader Joe’s.

Foodservice Placement

We also market our beverage products to industrial cafeterias, bars and restaurants. We intend to place our beverage products in stadiums, sports arenas, concert halls, theatres, and other cultural centers as a long-term marketing plan. In addition, we plan to market our ice creams in restaurants nationwide.

International Sales

We have developed a limited market for our products in Canada, Europe and Asia. Sales outside of North America currently represent less than 1% of our total sales. Sales in Canada represent about 1.3% of our total sales.

The European Union is an open market for Reed’s with access to that market due in part to the ongoing production of Virgil’s Special Extra Nutmeg Root Beer in Germany. We market our products in Europe through a master distributor in Amsterdam and sub-distributors in the Netherlands, Denmark, the United Kingdom and Spain. We are currently negotiating with a Dutch company in Amsterdam for wider European distribution.

American Trading Corp. in Japan orders our products on a regular basis for distribution in Japan. We are holding preliminary discussions with other trading companies and import/ export companies for the distribution of our products throughout Japan, China and the rest of Asia. We believe that these areas are a natural fit for Reed’s ginger products, because of the importance of ginger in Asian diet and nutrition.

Distribution, Sales and Marketing

We currently have a national network of mainstream, natural and specialty food distributors in the United States and Canada. We sell directly to our distributors, who in turn sell to retail stores. We also use our own sales group and independent sales representatives to promote our products for our distributors and direct sales to our retail customers. In Southern California, we have our own direct distribution in addition to other local distributors. We plan to expand our direct distribution into other markets.

One of the main goals of our sales and marketing efforts is to increase the number of sales people and distributors focused on growing our brands. Where a market does not support or lend itself to direct distribution, we intend to enlist local mainstream beverage distributors to carry our products. Our increased efforts in marketing also will require us to hire additional sales representatives and other marketing expenses. We plan to hire additional sales people, as needed, to support both the expansion of our existing direct distribution and to grow sales through mainstream distributors.

We currently maintain two separate sales organizations, one of which handles natural food store sales and the other of which handles mainstream store sales. We currently have three in-house sales managers and eleven independent sales representatives. These sales forces consist of in-house sales managers and independent sales representatives who support our distributors and direct selling efforts. The natural food store sales force works mainly in the natural and gourmet food stores serviced by natural and gourmet distributors. Representatives are responsible for the accounts in their territory and they stay on a focused schedule of visits to maintain store and distributor relationships. In the future, we intend to integrate both our distribution and sales forces.

Our sales force markets existing products, run promotions and introduce new items. Our in-house sales managers are responsible for the distributor relationships and larger chain accounts that require headquarter sales visits and managing our independent sales representatives.

We also offer our products and promotional merchandise directly to consumers via the Internet through our website, www.reedsgingerbrew.com.

Marketing to Distributors

We market to distributors using a number of marketing strategies, including direct solicitation, telemarketing, trade advertising and trade show exhibition. These distributors include natural food, gourmet food, and mainstream distributors. Our distributors sell our products directly to natural food, gourmet food and mainstream supermarkets for sale to the public. We maintain direct contact with the distributors through our in-house sales managers. In limited markets, where use of our direct sales managers is not cost-effective, we utilize food brokers and outside representatives.

Marketing to Retail Stores

We market to retail stores by utilizing trade shows, trade advertising, telemarketing, direct mail pieces and direct contact with the store. Our sales managers and representatives visit these retail stores to sell directly in many regions. Sales to retail stores are coordinated through our distribution network and our regional warehouses.

Direct Sales and Distribution

In June 2003, we started Direct Sales and Distribution (DSD) to stores in Southern California, using a direct hired sales team and our delivery trucks. Our in-house sales manager works directly with our new route drivers and with distributors in the Southern California area. A DSD system allows us to have greater control over our marketing efforts, as we become less dependent on distributors who have relationships with our competitors. We hope to expand our DSD network to areas outside of Southern California as our resources will allow.

Southern California sales represented approximately $1,040,000 and $750,000 in 2006 and 2005, respectively. These new direct-distribution accounts also include retail locations, including many new independent supermarkets, “mom and pop” markets and foodservice locations. In addition, direct distribution facilitates our new placements at hospitals, the Getty Center in Los Angeles, Fox Studios and other cultural and institutional accounts.

Marketing to Consumers

Advertising. We utilize several marketing strategies to market directly to consumers. Advertising in targeted consumer magazines such as “Vegetarian Times” and “New Age” magazine, in-store discounts on the products, in-store product demonstration, street corner sampling, coupon advertising, consumer trade shows, event sponsoring and our website www.reedsgingerbrew.com are all among current consumer-direct marketing devices.

In-Store Draught Displays. As part of our marketing efforts, we have started to offer in-store draught displays, or Kegerators. While we believe that packaging is an important part of making successful products, we also believe that our products and marketing methods themselves need to be exceptional to survive in today’s marketplace. Our Kegerator is an unattended, in-store draught display that allows a consumer to sample our products at a relatively low cost per demonstration. Stores offer premium locations for these new, and we believe unique, draught displays.

On Draught Program. Our West Coast Brewery has initiated an on-draught program. We have installed draught locations at Fox Studios commissaries and in approximately 12 restaurants in Southern California. Currently, we are serving Virgil’s Root Beer, Virgil’s Cream Soda, and Reed’s Extra Ginger Brew on draught. In addition, all of our other carbonated drinks are available in draught format.

Proprietary Coolers. The placement of in-store branded refrigerated coolers by our competitors has proven to have a significant positive effect on their sales. We are currently testing our own Reed’s branded coolers in a number of locations.

Competition

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers. Most of these brands have enjoyed broad, well-established national recognition for years, through well-funded ad and other branding campaigns. In addition, the companies manufacturing these products generally have greater financial, marketing and distribution resources than we do.

Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. We also compete for distributors who will concentrate on marketing our products over those of our competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the New Age beverage categories could cause our products to be unable to gain or to lose market share or we could experience price erosion.

We believe that our innovative beverage recipes and packaging and use of premium ingredients and a trade secret brewing process provide us with a competitive advantage and that our commitments to the highest quality standards and brand innovation are keys to our success.

Our premium New Age beverage products compete generally with all liquid refreshments and in particular with numerous other New Age beverages, including: SoBe, Snapple, Mistic, IBC, Stewart’s, Henry Weinhard, Arizona, Hansen’s, Knudsen & Sons and Jones Sodas.

Our Virgil’s and China Cola lines compete with a number of other natural soda companies, including Stewarts, IBC, Henry Weinhard, Blue Sky, A&W and Natural Brews.

We also generally compete with other traditional soft drink manufacturers and distributors, such as Coke and Pepsi.

Reed’s Crystallized Ginger Candy competes primarily with other candies and snacks in general and, in particular, with other ginger candies. The main competitors in ginger candies are Royal Pacific, Australia’s Buderim Ginger Company, and Frontier Herbs. We believe that Reed’s Crystallized Ginger Candy is the only one among these brands that is sulfur-free.

Reed’s Ginger Ice Creams compete primarily with other premium and super-premium ice cream brands. Our principal competitors in the ice cream business are Haagen-Dazs, Ben & Jerry’s, Godiva, Starbucks, Dreyer’s and a number of smaller natural food ice cream companies.

Proprietary Rights

We own trademarks that we consider material to our business, including Reed’s, Virgil’s and China Cola. Three of our material trademarks are registered trademarks in the U.S. Patent and Trademark Office: Virgil’s®, Reed’s® and China Cola®. Registrations for trademarks in the United States will last indefinitely as long as we continue to use and police the trademarks and renew filings with the applicable governmental offices. We have not been challenged in our right to use any of our material trademarks in the United States. We intend to obtain international registration of certain trademarks in foreign jurisdictions, as we see fit.

In addition, we consider our finished product and concentrate formulae, which are not the subject of any patents, to be trade secrets. Our brewing process is a trade secret. This process can be used to brew flavors of beverages other than ginger ale and ginger beer, such as root beer, cream soda, cola, and other spice and fruit beverages. We have not sought any patents on our brewing processes because we would be required to disclose our brewing process in patent applications.

We generally use non-disclosure agreements with employees and distributors to protect our proprietary rights.

Government Regulation

The production, distribution and sale in the United States of many of our products is subject to the Federal Food, Drug and Cosmetic Act, the Dietary Supplement Health and Education Act of 1994, the Occupational Safety and Health Act, various environmental statutes and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. California law requires that a specific warning appear on any product that contains a component listed by the State as having been found to cause cancer or birth defects. The law exposes all food and beverage producers to the possibility of having to provide warnings on their products because the law recognizes no generally applicable quantitative thresholds below which a warning is not required. Consequently, even trace amounts of listed components can expose affected products to the prospect of warning labels. Products containing listed substances that occur naturally in the product or that are contributed to the product solely by a municipal water supply are generally exempt from the warning requirement. While none of our beverage products are required to display warnings under this law, we cannot predict whether an important component of any of our products might be added to the California list in the future. We also are unable to predict whether or to what extent a warning under this law would have an impact on costs or sales of our products.

Measures have been enacted in various localities and states that require that a deposit be charged for certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other deposit, recycling or product stewardship proposals have been introduced in certain states and localities and in Congress, and we anticipate that similar legislation or regulations may be proposed in the future at the local, state and federal levels, both in the United States and elsewhere.

Our facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect upon our capital expenditures, net income or competitive position.

Environmental Matters

Our primary cost of environmental compliance is in recycling fees, which approximated $185,000 in 2006. This is a standard cost of doing business in the soft drink industry.

In California, and in certain other states where we sell our products, we are required to collect redemption values from our customers and remit those redemption values to the state, based upon the number of bottles of certain products sold in that state.

In certain other states and Canada where our products are sold, we are also required to collect deposits from our customers and to remit such deposits to the respective state agencies based upon the number of cans and bottles of certain carbonated and non-carbonated products sold in such states.

Employees

We currently have 37 full-time employees, as follows: one in general management, 14 in sales and marketing support, five in operations and 17 in production. We employ additional people on a part-time basis as needed.

We have never participated in a collective bargaining agreement. We believe that the relationship with our employees is good.

Risk Factors

The risks described below could materially and adversely affect our business, financial condition, results of operations and the trading price of our common stock. You should carefully consider the following risk factors and all other information contained in this Annual Report. The risks and uncertainties described below are not the only ones we face, and there may be additional risks not presently known to us or that we currently believe are immaterial to our business.

THERE IS A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK. PERSONS WHO MAY OWN OR INTEND TO PURCHASE SHARES OF COMMON STOCK IN ANY MARKET WHERE THE COMMON STOCK MAY TRADE SHOULD CONSIDER THE FOLLOWING RISK FACTORS, TOGETHER WITH OTHER INFORMATION CONTAINED ELSEWHERE IN OUR REPORTS, PROXY STATEMENTS AND OTHER AVAILABLE PUBLIC INFORMATION, AS FILED WITH THE COMMISSION, PRIOR TO PURCHASING SHARES OF OUR COMMON STOCK:

Risks Relating to Our Business

We have a history of operating losses. If we continue to incur operating losses, we eventually may have insufficient working capital to maintain or expand operations according to our business plan.

As of December 31, 2006, we had an accumulated deficit of $5,502,142. For the years ended December 31, 2006 and 2005, we incurred losses from operations of $1,806,590 and $516,451, respectively. We may not generate sufficient revenues from product sales in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we eventually may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion and marketing and product development plans. In addition, our losses may increase in the future as we expand our manufacturing capabilities and fund our marketing plans and product development. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. If we are unable to achieve profitability, the market value of our common stock will decline and there would be a material adverse effect on our financial condition.

If we need to raise additional financing to support our operations, we cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or if they are not available on acceptable terms, our ability to fund the growth of our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressures, could be significantly limited.

We may not be able to develop successful new beverage products which are important to our growth.

An important part of our strategy is to increase our sales through the development of new beverage products. We cannot assure you that we will be able to continue to develop, market and distribute future beverage products that will enjoy market acceptance. The failure to continue to develop new beverage products that gain market acceptance could have an adverse impact on our growth and materially adversely affect our financial condition. We may have higher obsolescent product expense if new products fail to perform as expected due to the need to write off excess inventory of the new products.

Our results of operations may be impacted in various ways by the introduction of new products, even if they are successful, including the following:

•	sales of new products could adversely impact sales of existing products,

•
we may incur higher cost of goods sold and selling, general and administrative expenses in the periods when we introduce new products due to increased costs associated with the introduction and marketing of new products, most of which are expensed as incurred, and

•	when we introduce new platforms and bottle sizes, we may experience increased freight and logistics costs as our co-packers adjust their facilities for the new products.

The beverage business is highly competitive.

The premium beverage and carbonated soft drink industries are highly competitive. Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do. Competitors in the soft drink industry include bottlers and distributors of nationally advertised and marketed products, as well as chain store and private label soft drinks. The principal methods of competition include brand recognition, price and price promotion, retail space management, service to the retail trade, new product introductions, packaging changes, distribution methods, and advertising. We also compete for distributors, shelf space and customers primarily with other premium beverage companies. As additional competitors enter the field, our market share may fail to increase or may decrease.

The loss of our largest customers would substantially reduce revenues.

Our customers are material to our success. If we are unable to maintain good relationships with our existing customers, our business could suffer. Unilateral decisions could be taken by our distributors, and/or convenience chains, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time, which could cause our business to suffer.

United Natural Foods, the parent of certain of our retailers, accounted for approximately 39% of our sales in each of 2006 and 2005. Trader Joe’s accounted for approximately 17% of our 2006 sales and approximately 15% of our sales in 2005. The loss of United Natural Foods or Trader Joe’s as a retailer would substantially reduce our revenues unless and until we replaced that source of revenue.

The loss of our third-party distributors could impair our operations and substantially reduce our financial results.

We depend in large part on distributors to distribute our beverages and other products. Most of our outside distributors are not bound by written agreements with us and may discontinue their relationship with us on short notice. Most distributors handle a number of competitive products. In addition, our products are a small part of our distributors’ businesses.

We continually seek to expand distribution of our products by entering into distribution arrangements with regional bottlers or other direct store delivery distributors having established sales, marketing and distribution organizations. Many of our distributors are affiliated with and manufacture and/or distribute other soda and non-carbonated brands and other beverage products. In many cases, such products compete directly with our products.

The marketing efforts of our distributors are important for our success. If our brands prove to be less attractive to our existing distributors and/or if we fail to attract additional distributors, and/or our distributors do not market and promote our products above the products of our competitors, our business, financial condition and results of operations could be adversely affected.

United Natural Foods, Inc. accounted for approximately 39% of our sales in 2006 and 2005. Management believes it could find alternative distribution channels in the event of the loss of this distributor. Such a loss may adversely affect sales in the short term.

The loss of our third-party beverage distributors could impair our operations and adversely affect our financial performance.

Price fluctuations in, and unavailability of, raw materials that we use could adversely affect us.

We do not enter into hedging arrangements for raw materials. Although the prices of raw materials that we use have not increased significantly in recent years, our results of operations would be adversely affected if the price of these raw materials were to rise and we were unable to pass these costs on to our customers.

We depend upon an uninterrupted supply of the ingredients for our products, a significant portion of which we obtain overseas, principally from China and Brazil. We obtain almost all of our crystallized ginger from Fiji and our Ginger Chews from Indonesia. Any decrease in the supply of these ingredients or increase in the prices of these ingredients as a result of any adverse weather conditions, pests, crop disease, interruptions of shipment or political considerations, among other reasons, could substantially increase our costs and adversely affect our financial performance.

The loss of any of our co-packers could impair our operations and substantially reduce our financial results.

We rely on third parties, called co-packers in our industry, to produce some of our beverages, to produce our glass bottles and to bottle some of our beverages. Our co-packing arrangements with our main co-packer are under a contract that expires on May 31, 2007 and renews automatically for successive two-year terms unless terminated by either party. Our co-packing arrangements with other companies are on a short term basis and such co-packers may discontinue their relationship with us on short notice. While this arrangement permits us to avoid significant capital expenditures, it exposes us to various risks, including:

•	our largest co-packer, Lion Brewery, accounted for approximately 72% of our total case production in 2006,

•
if any of those co-packers were to terminate our co-packing arrangement or have difficulties in producing beverages for us, our ability to produce our beverages would be adversely affected until we were able to make alternative arrangements, and

•	our business reputation would be adversely affected if any of the co-packers were to produce inferior quality products.

We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success.

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our targeted consumers. In addition, our business depends on acceptance by our independent distributors of our brands as beverage brands that have the potential to provide incremental sales growth rather than reduce distributors’ existing beverage sales. Although we believe that we have been relatively successful towards establishing our brands as recognizable brands in the New Age beverage industry, it may be too early in the product life cycle of these brands to determine whether our products and brands will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers. We believe that the success of our product name brands will also be substantially dependent upon acceptance of our product name brands. Accordingly, any failure of our brands to maintain or increase acceptance or market penetration would likely have a material adverse affect on our revenues and financial results.

We compete in an industry characterized by rapid changes in consumer preferences and public perception, so our ability to continue to market our existing products and develop new products to satisfy our consumers’ changing preferences will determine our long-term success.

Consumers are seeking greater variety in their beverages. Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative beverages. In order to retain and expand our market share, we must continue to develop and introduce different and innovative beverages and be competitive in the areas of quality and health, although there can be no assurance of our ability to do so. There is no assurance that consumers will continue to purchase our products in the future. Additionally, many of our products are considered premium products and to maintain market share during recessionary periods, we may have to reduce profit margins, which would adversely affect our results of operations. Product lifecycles for some beverage brands and/or products and/or packages may be limited to a few years before consumers’ preferences change. The beverages we currently market are in varying stages of their lifecycles and there can be no assurance that such beverages will become or remain profitable for us. The beverage industry is subject to changing consumer preferences and shifts in consumer preferences may adversely affect us if we misjudge such preferences. We may be unable to achieve volume growth through product and packaging initiatives. We also may be unable to penetrate new markets. If our revenues decline, our business, financial condition and results of operations will be materially and adversely affected.

Our quarterly operating results may fluctuate significantly because of the seasonality of our business.

Our highest revenues occur during the spring and summer, the second and third quarters of each fiscal year. These seasonality issues may cause our financial performance to fluctuate. In addition, beverage sales can be adversely affected by sustained periods of bad weather.

Our business is subject to many regulations and noncompliance is costly.

The production, marketing and sale of our unique beverages, including contents, labels, caps and containers, are subject to the rules and regulations of various federal, provincial, state and local health agencies. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or production may be stopped, thus adversely affecting our financial conditions and operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and while we closely monitor developments in this area, we have no way of anticipating whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have a material adverse effect on our financial condition and results of operations.

Rising fuel and freight costs may have an adverse impact on our sales and earnings.

The recent volatility in the global oil markets has resulted in rising fuel and freight prices, which many shipping companies are passing on to their customers. Our shipping costs, and particularly our fuel expenses, have been increasing and we expect these costs may continue to increase. Due to the price sensitivity of our products, we do not anticipate that we will be able to pass all of these increased costs on to our customers. The increase in fuel and freight costs could have a material adverse impact on our financial condition.

Our manufacturing process is not patented.

None of the manufacturing processes used in producing our products are subject to a patent or similar intellectual property protection. Our only protection against a third party using our recipes and processes is confidentiality agreements with the companies that produce our beverages and with our employees who have knowledge of such processes. If our competitors develop substantially equivalent proprietary information or otherwise obtain access to our knowledge, we will have greater difficulty in competing with them for business, and our market share could decline.

We face risks associated with product liability claims and product recalls.

Other companies in the beverage industry have experienced product liability litigation and product recalls arising primarily from defectively manufactured products or packaging. We maintain product liability insurance insuring our operations from any claims associated with product liability and we believe that the amount of this insurance is sufficient to protect us. We do not maintain product recall insurance. In the event we were to experience additional product liability or product recall claim, our business operations and financial condition could be materially and adversely affected.

Our intellectual property rights are critical to our success, the loss of such rights could materially, adversely affect our business.

We regard the protection of our trademarks, trade dress and trade secrets as critical to our future success. We have registered our trademarks in the United States that are very important to our business. We also own the copyright in and to portions of the content on the packaging of our products. We regard our trademarks, copyrights and similar intellectual property as critical to our success and attempt to protect such property with registered and common law trademarks and copyrights, restrictions on disclosure and other actions to prevent infringement. Product packages, mechanical designs and artwork are important to our success and we would take action to protect against imitation of our packaging and trade dress and to protect our trademarks and copyrights, as necessary. We also rely on a combination of laws and contractual restrictions, such as confidentiality agreements, to establish and protect our proprietary rights, trade dress and trade secrets. However, laws and contractual restrictions may not be sufficient to protect the exclusivity of our intellectual property rights, trade dress or trade secrets. Furthermore, enforcing our rights to our intellectual property could involve the expenditure of significant management and financial resources. There can be no assurance that other third parties will not infringe or misappropriate our trademarks and similar proprietary rights. If we lose some or all of our intellectual property rights, our business may be materially and adversely affected.

If we are not able to retain the full-time services of Christopher J. Reed, it will be more difficult for us to manage our operations and our operating performance could suffer.

Our business is dependent, to a large extent, upon the services of Christopher J. Reed, our founder, President, Chief Executive Officer, Chairman of the Board and Chief Financial Officer. We depend on Mr. Reed’s creativity and leadership in running or supervising virtually all aspects of our day-to-day operations. We do not have a written employment agreement with Mr. Reed. In addition, we do not maintain key person life insurance on Mr. Reed. Therefore, in the event of the loss or unavailability of Mr. Reed to us, there can be no assurance that we would be able to locate in a timely manner or employ qualified personnel to replace him. The loss of the services of Mr. Reed or our failure to attract and retain other key personnel over time would jeopardize our ability to execute our business plan and could have a material adverse effect on our business, results of operations and financial condition.

Our Chief Executive Officer may lack the experience and formal training to serve as our Chief Financial Officer.

Our Chief Executive Officer, Christopher J. Reed, currently also serves as our Chief Financial Officer. However, Mr. Reed does not have any formal financial training as a Chief Financial Officer. Due to the increasing complexity of accountancy and cash management for reporting companies and the emphasis on internal controls over financial reporting, Mr. Reed’s lack of experience in this area may adversely affect the future results of our operations and our ability to maintain an adequate system of internal controls over financial reporting.

We need to manage our growth and implement and maintain procedures and controls during a time of rapid expansion in our business.

The cost of manufacturing and packaging our products was approximately 80% of our aggregate revenues in 2006. This gross margin places pressure upon our cash flow and cash reserves when our sales increase. If we are to expand our operations, such expansion would place a significant strain on our management, operational and financial resources. Such expansion would also require improvements in our operational, accounting and information systems, procedures and controls. If we fail to manage this anticipated expansion properly, it could divert our limited management, cash, personnel, and other resources from other responsibilities and could adversely affect our financial performance.

We have operated without independent directors in the past.

We have not had two independent directors through a large portion of our history. As a result, certain material agreements between related parties have not been negotiated with the oversight of independent directors and were entered into at the absolute discretion of the majority stockholder, Christopher J. Reed. Please see the “Certain Relationships and Related Transactions” section for specific details of these transactions.

Risks Relating to Our Securities

We recently conducted a rescission offer for shares issued in our initial public offering. Although we have completed the rescission offer, we may continue to be subject to claims related to the circumstances related to the rescission offer.

From August 3, 2005 through April 7, 2006, we issued 333,156 shares of our common stock in connection with our initial public offering. The shares issued in connection with the initial public offering may have been issued in violation of either federal or state securities laws, or both, and may be subject to rescission. In order to address this issue, we made a rescission offer to the holders of these shares.

Our rescission covered an aggregate of 333,156 shares of common stock issued in connection with our initial public offering. These securities represented all of the shares issued in connection with the initial public offering prior to October 11, 2006. We offered to rescind the shares of our common stock that were subject to the rescission offer for an amount equal to the price paid for the shares plus interest, calculated from the date of the purchase through the date on which the rescission offer expires, at the applicable statutory interest rate per year. If our rescission offer had been accepted by all offerees, we would have been required to make an aggregate payment to the holders of these shares of up to approximately $1,332,624, plus statutory interest.

On August 12, 2006, we made a rescission offer to all holders of the outstanding shares that we believe are subject to rescission, pursuant to which we offered to repurchase these shares then outstanding from the holders. At the expiration of our rescission offer on September 18, 2006, the rescission offer was accepted by 32 of the offerees to the extent of 28,420 shares for an aggregate of $118,711.57, including statutory interest. The shares that were tendered for rescission were agreed to be purchased by others and not from our funds.

Federal securities laws do not provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required or was not otherwise exempt from such registration requirements. Accordingly, although the rescission offer may have been accepted or rejected by some of the offerees, we may continue to be liable under federal and state securities laws for up to an amount equal to the value of all shares of common stock issued in connection with the initial public offering, plus any statutory interest we may be required to pay. If it is determined that we offered securities without properly registering them under federal or state law, or securing an exemption from registration, regulators could impose monetary fines or other sanctions as provided under these laws.

There has been a very limited public trading market for our securities and the market for our securities, may continue to be limited, and be sporadic and highly volatile.

There is currently a limited public market for our common stock. Our common stock only has been listed for trading on the Over-the-Counter Bulletin Board (the “OTCBB”) since January 3, 2007. We cannot assure you that an active market for our shares will be established or maintained in the future. The OTCBB is not a national securities exchange, and many companies have experienced limited liquidity when traded through this quotation system. Holders of our common stock may, therefore, have difficulty selling their shares, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares, which may be purchased, may be sold without incurring a loss. Any such market price of our shares may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the shares in the future.

In addition, the market price of our common stock may be volatile, which could cause the value of our common stock to decline. Securities markets experience significant price and volume fluctuations. This market volatility, as well as general economic conditions, could cause the market price of our common stock to fluctuate substantially. Many factors that are beyond our control may significantly affect the market price of our shares. These factors include:

•	price and volume fluctuations in the stock markets,

•	changes in our earnings or variations in operating results,

•	any shortfall in revenue or increase in losses from levels expected by securities analysts,

•	changes in regulatory policies or law,

•	operating performance of companies comparable to us, and

•	general economic trends and other external factors.

Even if an active market for our common stock is established, stockholders may have to sell their shares at prices substantially lower than the price they paid for it or might otherwise receive than if a broad public market existed.

Future financings could adversely affect common stock ownership interest and rights in comparison with those of other security holders.

Our board of directors has the power to issue additional shares of common or preferred stock without stockholder approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders.

If we issue any additional common stock or securities convertible into common stock, such issuance will reduce the proportionate ownership and voting power of each other stockholder. In addition, such stock issuances might result in a reduction of the book value of our common stock.

Because Christopher J. Reed controls a majority of our stock, he can control the outcome, or greatly influence the outcome, of all matters on which stockholders vote.

Christopher J. Reed, our President, Chief Executive Officer, Chairman of the Board and Chief Financial Officer owns 44.8% of our common stock. Therefore, Mr. Reed will be able to control the outcome, or greatly influence the outcome, on all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and any merger, consolidation or sale of all or substantially all of our assets or other transactions resulting in a change of control of our company. In addition, as our Chairman and Chief Executive Officer, Mr. Reed has and will continue to have significant influence over our strategy, technology and other matters. Mr. Reed’s interests may not always coincide with the interests of other holders of our common stock.

A substantial number of our shares are available for sale in the public market and sales of those shares could adversely affect our stock price.

Sales of a substantial number of shares of common stock into the public market, or the perception that such sales could occur, could substantially reduce our stock price in the public market for our common stock, and could impair our ability to obtain capital through a subsequent financing of our securities. We have 7,143,185 shares of common stock outstanding. Of the shares of our common stock currently outstanding, 3,900,094 shares are “restricted securities” under the Securities Act. Some of these “restricted securities” will be subject to restrictions on the timing, manner, and volume of sales of such shares.

In addition, we have issued and outstanding options and warrants that may be exercised into 1,176,741 shares of common stock (including 200,000 shares reserved for future issuance under the underwriters’ warrant) and 58,940 shares of Series A preferred stock that may be converted into 235,760 shares of common stock. In addition, our outstanding shares of Series A preferred stock bear a dividend of 5% per year, or approximately $29,470 per year. We have the option to pay the dividend in shares of our common stock. In 2005 and 2006, we paid the dividend in an aggregate of 7,362 and 7,373 shares of common stock in each such year, respectively, and anticipate that we will be obligated to issue at least this many shares annually to the holders of the Series A preferred stock so long as such shares are issued and outstanding.

Our common stock is subject to “penny stock” regulations that may affect the liquidity of our common stock.

Our common stock is subject to the rules adopted by the SEC that regulates broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

The penny stock rules require that a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading,

•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation of such duties or other requirements of securities laws,

•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and significance of the spread between the “bid” and “ask” price,

•	a toll-free telephone number for inquiries on disciplinary actions; definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks, and

•	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock,

•	the compensation of the broker-dealer and its salesperson in the transaction,

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock,

•	the liquidity of the market for such stock, and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock such as our common stock if it is subject to the penny stock rules.

Item 2. Description of Property

We own an 18,000 square foot warehouse, known as the Brewery, at 13000 South Spring Street in an unincorporated area of Los Angeles County, near downtown Los Angeles. The property is located in the Los Angeles County Mid-Alameda Corridor Enterprise Zone. Businesses located in the enterprise zone are eligible for certain economic incentives designed to stimulate business investment, encourage growth and development and promote job creation.

We purchased the facility in December 2000 for a purchase price of $850,000, including a down payment of $102,000. We financed approximately $750,000 of the purchase price with a loan from U.S. Bank National Association, guaranteed by the United States Small Business Administration. We also obtained a building improvement loan for $168,000 from U.S. Bank National Association, guaranteed by the United States Small Business Administration. Christopher J. Reed, our founder and Chief Executive Officer, personally guaranteed both loans. Both loans are due and payable on November 29, 2025, with interest at the New York prime rate plus 1%, adjusted monthly, with no cap or floor. As of December 31, 2006, the principal and interest payments on the two loans combined were $7,237 per month. This facility serves as our principal executive offices, our West Coast Brewery and bottling plant and our Southern California warehouse facility.

Item 3. Legal Proceedings

On January 20 th , 2006, Consac Industries, Inc. (dba Long Life Teas and Long Life Beverages) filed a lawsuit in the United States District Court for the Central District of California against Reed’s Inc. and Christopher Reed, Case No. CV06-0376. The complaint asserted claims for negligence, breach of contract, breach of warranty, and breach of express indemnity relating to Reed’s, Inc.’s manufacture of approximately 13,000 cases of “Prism Green Tea Soda” for Consac. Consac contended that we negligently manufactured the soda resulting in at least one personal injury. Consac sought $2.6 million in damages, plus interest and attorneys fees. In January 2007, we settled the lawsuit for $450,000, of which $300,000 was paid by us and $150,000 was paid by our insurance carrier. The $300,000 was accrued as of December 31, 2006 and is included in legal costs in the statement of operations for the year ended December 31, 2006.

From August 3, 2005 through April 7, 2006, we issued 333,156 shares of our common stock in connection with our initial public offering. These securities represented all of the shares issued in connection with the initial public offering prior to October 11, 2006. These shares issued in connection with the initial public offering may have been issued in violation of either federal or state securities laws, or both, and may be subject to rescission.

On August 12, 2006, we made a rescission offer to all holders of the outstanding shares that we believe are subject to rescission, pursuant to which we offered to repurchase these shares then outstanding from the holders. At the expiration of our rescission offer on September 18, 2006, the rescission offer was accepted by 32 of the offerees to the extent of 28,420 shares for an aggregate of $118,711.57, including statutory interest. The shares that were tendered for rescission were agreed to be purchased by others and not from our funds.

Federal securities laws do not provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required or was not otherwise exempt from such registration requirements. If any or all of the offerees reject the rescission offer, we may continue to be liable under federal and state securities laws for up to an amount equal to the value of all shares of common stock issued in connection with the initial public offering plus any statutory interest we may be required to pay. If it is determined that we offered securities without properly registering them under federal or state law, or securing an exemption from registration, regulators could impose monetary fines or other sanctions as provided under these laws.

Except as set forth above, we believe that there are no material litigation matters at the current time. Although the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such claims and proceedings will not have a material adverse impact on our financial position, liquidity, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Trading History

Our common stock has been listed for trading on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board, or the OTC Bulletin Board, under the symbol “REED.OB” since January 3, 2007. Trading in our common stock has not been extensive and such trades cannot be characterized as constituting an active trading market. The following is a summary of the high and low closing prices of our common stock on the OTC Bulletin Board during the periods presented. Such prices represent inter-dealer prices, without retail mark-up, mark down or commissions, and may not necessarily represent actual transactions:

	Closing Sale Price
	High	Low
Year Ending December 31, 2007
First Quarter	$7.17	$3.00

On March 30, 2007, the closing sales price for the common stock was $6.18, as reported on the website of the NASDAQ Stock Market. As of March 30, 2007, there were approximately 282 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 7,143,185 outstanding shares of common stock.

Dividends

We have never declared or paid dividends on our common stock. We currently intend to retain future earnings, if any, for use in our business, and, therefore, we do not anticipate declaring or paying any dividends in the foreseeable future. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including the terms of our credit facility and our financial condition, operating results, current and anticipated cash needs and plans for expansion.

We are obligated to pay a non-cumulative 5% dividend from lawfully available assets to the holders of our Series A preferred stock in either cash or additional shares of common stock at our discretion. In 2005 and 2006, we paid the dividend in an aggregate of 7,362 and 7,373 shares of common stock in each such year, respectively, and anticipate that we will be obligated to issue at least this many shares annually to the holders of the Series A preferred stock so long as such shares are issued and outstanding.

Recent Issuances of Unregistered Securities

In September 2005, we declared a dividend of 7,362 shares of our common stock as a dividend to the holders of our Series A preferred stock based on a $29,470 accrued annual dividend payable. We issued the stock dividend in May 2006. As of June 30, 2006, we declared and issued a dividend of 7,373 shares of our common stock as a dividend to the holders of our Series A preferred stock based on a $29,470 accrued annual dividend payable. The Series A preferred stock bears a 5% annual, non-cumulative dividend that may be in cash or in shares of our common stock based on its then fair market value. We believe the securities were issued in reliance from exemptions from registration pursuant to Section 4(2) or Regulation D under the Securities Act.

In November and December 2006, we issued an aggregate of 140,859 shares of common stock to holders of our convertible notes with respect to the conversion of an aggregate of $285,444 of the obligations, including principal and accrued interest, on such notes. These note conversions included the conversion by Robert T. Reed, Sr., the father of Christopher J. Reed, of an aggregate of $263,089 of the obligations, including principal and accrued interest, on such notes into an aggregate of 131,544 shares of common stock. We believe the securities were issued in reliance from exemptions from registration pursuant to Section 4(2) or Regulation D under the Securities Act.

In December 2006 we issued 85,000 options to purchase shares of our common stock to our employees under the 2001 Stock Option Plan at an exercise price of $4.00 per share. We believe the securities were issued in reliance from exemptions from registration pursuant to Regulation D under the Securities Act.

Use of Proceeds from Initial Public Offering

On December 12, 2006, we completed the sale of 2,000,000 shares of our common stock at an offering price of $4.00 per share in our initial public offering. The public offering resulted in gross proceeds of $8,000,000 to us. In connection with the public offering (Registration Statement on Form SB-2, File No. 333-120451, effective date October 11, 2006) , we paid aggregate commissions, concessions and non-accountable expenses to the underwriters of $800,000, resulting in net proceeds of $7,200,000, excluding other expenses of the public offering. From August 3, 2005 through April 7, 2006, we had issued 333,156 shares of our common stock in connection with the public offering. We sold the balance of the 2,000,000 shares in connection with the public offering (1,666,844 shares) following October 11, 2006.

None of the proceeds were paid to directors, officers, affiliates or stockholders owning 10% or more of our common stock. We used approximately $340,000 of the proceeds to pay expenses associated with our rescission offer, as described below. This may be deemed to represent a material change from the estimated use of proceeds contained in the final prospectus relating to our initial public offering. The following table sets forth the uses of approximately $6,355,000 of the proceeds from our initial public offering, as of December 31, 2006:

Commissions related to the public offering (1)	$800,000
Other offering expenses (2)	830,000
Expenses related to the rescission offer (3)	340,000
Investment in a restricted money market account (4)	1,575,000
Payment to reduce line of credit (5)	720,000
Payment of accounts payable and current operating expenses (6)	1,567,000
Costs of hiring of additional sales personnel (7)	499,000
New product launch costs (8)	4,000
Sales delivery vehicles (9)	20,000
Total estimated proceeds used	$6,355,000

(1) This amount represents 10% of the gross proceeds of the public offering which were paid as selling commissions to the underwriters in accordance with the underwriting agreement.

(2) This amount represents costs, including legal, accounting, printing and reimbursable expenses of the underwriters associated with the public offering.

(3) This amount represents legal and accounting expenses associated with the rescission offer.

(4) These funds were deposited in a restricted money market account in order to secure a line of credit with California United Bank.

(5) These funds were used to reduce our obligation on a line of credit with Merrill Lynch in order to reduce interest expense. The line of credit remains in effect and the amount remaining on the line of credit is available for our use, from time to time.

(6) These funds were used to settle accounts payable and pay for current operating expenses.

(7) These funds were used to pay the incremental increase of hiring new personnel and related expenses.

(8) These funds were used to pay for the development and product design costs for new product launches.

(9) These funds were used to purchase a new delivery vehicle related to the operations of the Brewery.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Annual Report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the heading of “Risk Factors” in the “Business” section in this Annual Report.

Overview

We develop, manufacture, market and sell natural non-alcoholic and “New Age” beverages, candies and ice creams. “New Age Beverages” is a category that includes natural soda, fruit juices and fruit drinks, ready-to-drink teas, sports drinks and water. We currently manufacture, market and sell six unique product lines:

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

The following table shows a breakdown of net sales with respect to our distribution channels for the periods set forth in the table:

	Direct sales to large retailer accounts	% of total sales	Local direct distribution	% of total sales	Natural, gourmet and mainstream distributors	% of total	Total sales
2006	$1,853,439	18	$1,039,966	10	$7,590,948	72	$10,484,353
2005	1,536,896	16	751,999	8	7,181,390	76	9,470,285
2004	1,983,598	22	395,601	4	6,599,166	74	8,978,365

Historically, we have focused our marketing efforts on natural and gourmet food stores. In 2003, we expanded our marketing efforts to include more mainstream markets. These efforts included selling our products directly to:

•	large retail accounts, such as Costco, BJ Wholesale, and Cost Plus World Markets, and

•	the natural food section of mainstream national supermarket chains, such as Safeway, Kroger’s, Ralph’s and Bristol Farms.

In addition, since 2003, we have introduced new products and offer specialty beverage packaging options not typically available in the marketplace into the marketplace that have contributed to our growth in sales. These products include a 5-liter “party keg” version of our Virgil’s Root Beer and Cream Soda, 12-ounce long neck bottles of our Virgil’s Cream Soda and 750 ml. size bottles of our Reed’s Original Ginger Brew, Extra Ginger Brew and Spiced Apple Brew.

We gauge the financial success of our company by a number of different parameters. Because our industry typically values companies on a top-line basis, one of our main company goals is to increase net sales. Our net sales have increased each year during the period from 2002 to 2006, as follows:

	2002	2003	2004	2005	2006
Net sales	$6,400,000	$6,800,000	$9,000,000	$9,500,000	$10,500,000

We believe that the increase in net sales over this period comes from three factors:

•	successes in our Southern California direct distribution strategy,

•	increases in our core of national distribution to natural and gourmet food stores and mainstream supermarket chains, and

•	increases in our direct sales to large retailers.

Almost as important as increasing our net sales are increasing our gross margins. We continue to work to reduce costs related to production of our products. However, we have encountered difficulties in increasing our gross margins due to certain factors, including:

•	inefficiencies commensurate with a start-up period for the Brewery that we purchased in 2002 as our West Coast production facility, and

•	higher freight, glass and production expenses due to the increase in the cost of fuel and increases in the price of ingredients in our products.

In 2002, we purchased and outfitted the Brewery, in part to help reduce both production costs and freight costs associated with our west coast sales. Gross margins decreased from 24.8% in 2002 to 19.5% in 2003 as a principal result of the start-up of the Brewery. Gross margins increased to 20.9% in 2004 as a principal result of attaining greater functionality and efficiencies in our operation of the Brewery by our own personnel and being able to produce and ship products in the western half of the United States from a west coast facility. However, in 2005, gross margins decreased to 18.2% as a principal result of increases in fuel prices, which put downward pressure on our margins due to increased freight expenses and increased glass and production costs, both of which are sensitive to fuel costs. In February 2006, we decided to raise our prices on the Ginger Brew line for the first time in 16 years. In 2006, gross margins recovered to 19.6% partially as a result of a price increase on our core Reed’s Ginger Brew line and offset by increased pressure from more expensive production, ingredients and packaging expenses due to fuel related price increases.

In addition, our west coast Brewery facility is running at 40% of capacity. We have had difficulties with the flavor of our Ginger Brew products produced at the Brewery. As a result, we continue to supply our Ginger Brew products at the Brewery from our east coast co-packing facility, thereby causing us to incur increased freight and warehousing expenses on our products. Management is committed to selling a high quality, great tasting product and has elected to continue to sell certain of our Ginger Brew products produced from our east coast facility on the west coast, even though it negatively impacts our gross margins. As we are able to make the Brewery become more fully utilized, we believe that we will experience improvements in gross margins due to freight and production savings.

On December 12, 2006, we completed the sale of 2,000,000 shares of our common stock at an offering price of $4.00 per share in our initial public offering. The public offering resulted in gross proceeds of $8,000,000 to us. In connection with the public offering, we paid aggregate commissions, concessions and non-accountable expenses to the underwriters of $800,000, resulting in net proceeds of $7,200,000, excluding other expenses of the public offering. In addition, we have agreed to issue, to the underwriters, warrants to purchase up to approximately an additional 200,000 shares of common stock at an exercise price of $6.60 per share (165% of the public offering price per share), at a purchase price of $0.001 per warrant. The underwriters’ warrants are exercisable for a period of five years commencing on the final closing date of the public offering. From August 3, 2005 through April 7, 2006, we had issued 333,156 shares of our common stock in connection with the public offering. We sold the balance of the 2,000,000 shares in connection with the public offering (1,666,844 shares) following October 11, 2006.

Trends, Risks, Challenges, Opportunities That May or Are Currently Affecting Our Business

Our main challenges, trends, risks and opportunities that could affect or are affecting our financial results include but are not limited to:

Fuel Prices - As oil prices continue to increase, our packaging, production and ingredient costs will continue to rise. We have attempted to offset the rising freight costs from fuel price increases by creatively negotiating rates and managing freight. We will continue to pursue alternative production, packaging and ingredient suppliers and options to help offset the affect of rising fuel prices on these expenses.

Low Carbohydrate Diets and Obesity - Our products are not geared for the low carbohydrate market. Consumer trends have reflected higher demand for lower carbohydrate products. Despite this trend, we achieved an increase in our sales growth in 2006. We monitor these trends closely and have started developing low-carbohydrate versions of some of our beverages, although we do not have any currently marketable low-carbohydrate products.

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

Beverage Packaging Changes - Beverage packaging has continued to innovate, particularly for premium products. There is an increase in the sophistication with respect to beverage packaging design. While we feel that our current core brands still compete on the level of packaging, we continue to experiment with new and novel packaging designs such as the 5-liter party keg and 750 ml. champagne style bottles. We have further plans for other innovative packaging designs.

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

Trademark License and Trademarks. Trademark license and trademarks primarily represent the costs we pay for exclusive ownership of the Reed’s® registered trademark in connection with the manufacture, sale and distribution of beverages and water and non-beverage products. We also own the China Cola® and Virgil’s® registered trademarks. In addition, we own a number of other trademarks in the United States, as well as in a number of countries around the world. We account for these items in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, we do not amortize indefinite-lived trademark licenses and trademarks.

In accordance with SFAS No. 142, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the years ended December 31, 2006 or 2005.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the years ended December 31, 2006 or 2005.

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

Results of Operations

Twelve Months Ended December 31, 2006 Compared to Twelve Months Ended December 31, 2005

Net sales increased by $1,014,068, or 10.7%, to $10,484,353 in 2006 from $9,470,285 in 2005. Sales were affected by a number of trends from 2005 to 2006. The Reed’s Ginger Brew product line increased from $4,690,000 in 2005 to $5,345,000 in 2006. The Virgil’s Root Beer line increased from $3,345,000 in 2005 to $3,729,000 in 2006. These increases were offset by reduced co-packing sales. We expect to continue this trend with a few exceptions. Even though the Virgil’s 5 liter party keg decreased from 2005 to 2006 by $214,000, we expect to increase our sales of the 5 liter party keg. We do not believe this product will continue its downward trend since we have aligned with a marketing group which sells a small appliance that is a home unit for chilling and dispensing our 5 liter party kegs, and uses our kegs in many new accounts, including Bloomingdales. Ice cream sales dropped from $147,000 in 2005 to $144,000 in 2006. Candy sales increased from $755,000 in 2005 to $800,000 in 2006. With the completion of our public offering, and the utilization of these funds to increase the sales force and marketing in general, we expect to increase sales in 2007 from our 2006 levels.

Cost of sales increased by $681,275, or 8.8%, from $7,745,499 in 2005 to $8,426,774 in 2006. As a percentage of net sales, cost of sales decreased from 81.8% in 2005 to 80.4% in 2006. Cost of sales as a percentage of net sales decreased by 1.4%, primarily as a result of higher prices on products sold (7.3%) and lower freight costs due to both better negotiated rates and transferring freight costs to customers (2.5%) offset by increased promotional discounting (-2.7%), increased production expenses (-2.2%), increased packaging costs (-1.4%) and increased ingredient costs (-1.0%).

Gross profit increased from $1,724,786 in 2005 to $2,057,579 in 2006. As a percentage of net sales, gross profit increased from 18.2% in 2005 to 19.6% in 2006. Fuel price increases have driven costs of production, packaging and ingredients up. If fuel prices continue to increase, we will have more pressure on our margins. There remain opportunities to reduce the ingredients, packaging and production expenses. We intend to focus our attention on reducing these costs. In 2006, we were able to reduce freight expenses at a time of rapidly rising fuel costs. Currently, we are looking at alternative production plants to reduce production costs, our largest expense, and we are aggressively negotiating packaging and raw material prices.

Operating expenses increased by $1,622,932, or 72.4%, from $2,241,237 in 2005 to $3,864,169 in 2006 and increased as a percentage of net sales from 23.7% in 2005 to 36.9% in 2006. The primary increase in expenses was due to the costs associated with the rescission offer that we undertook to satisfy a possible securities law violation associated with our sales of common stock and the resumption of our sales of securities and the settlement of a lawsuit. We had one time expenses for 2005 of $160,768. These expenses were for the provision of a former director loan and for the defense of a lawsuit. In 2006, one time expenses included rescission expenses of $835,008 and $300,000 in expenses for the settling of the Consec lawsuit, more fully described in Item 3 (“Legal Proceedings”) of this Annual Report. Theses two expenses in 2006 made up 70% of the increase in operating expenses. The remaining 30% of the operating expense increase came from the following: increased salaries due to a larger sales force (10.3%), increased sales expenses from increased fuel costs and increased telephone charges (7.2%), increased recycling fees expenses (11.3%), increased legal and accounting costs due to the costs associated with being a public reporting company (9.7%) and increased insurance expenses (3.2%), offset by reduced promotional expenses (-2.7%). In 2007, we expect professional fees and recycling fees to decrease, and sales expenses, including wages and commissions, to increase.

Interest expense was $309,504 in 2005, compared to interest expense of $414,792 in 2006. We had higher interest expense in 2006 due to increased borrowing on our receivable line of credit with our lender. In 2007, we expect that the IPO will reduce our need for debt financing and allow us to obtain more favorable borrowing rates, thus offsetting the rise in the prime rate, and therefore interest expense should decrease.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution, and cash generated from operations. On December 12, 2006, we completed the sale of 2,000,000 shares of our common stock at an offering price of $4.00 per share in our initial public offering. The public offering resulted in gross proceeds of $8,000,000 to us. In connection with the public offering, we paid aggregate commissions, concessions and non-accountable expenses to the underwriters of $800,000, resulting in net proceeds of $7,200,000, excluding other expenses of the public offering. In addition, we issued, to the underwriters, warrants to purchase up to approximately an additional 200,000 shares of common stock at an exercise price of $6.60 per share (165% of the public offering price per share), at a purchase price of $0.001 per warrant. The underwriters’ warrants are exercisable for a period of five years commencing on the final closing date of the public offering. From August 3, 2005 through April 7, 2006, we had issued 333,156 shares of our common stock in connection with the public offering. We sold the balance of the 2,000,000 shares in connection with the public offering (1,666,844 shares) following October 11, 2006.

As of December 31, 2006, we had an accumulated deficit of $5,502,142. As of December 31, 2006, we had a working capital surplus of $2,834,940, compared to a working capital deficit of $1,594,758 as of December 31, 2005. This increase in our working capital was primarily attributable to an increase in our cash position resulting from our public offering. Cash and cash equivalents were $1,638,917 as of December 31, 2006, as compared to $27,744 as December 31, 2005.

Net cash used in operating activities increased to $3,003,327 in the year ended December 31, 2006 from $42,610 in the year ended December 31, 2005. This increase was primarily due to our net loss in 2006 of $2,213,609 and increases in our accounts receivable of $648,857 and inventory of $303,211in 2006.

We used $1,645,380 in investing activities in the year ended December 31, 2006, as compared to $214,667 in the year ended December 31, 2005. The increase was primarily a result of our investment of $1,580,456 in a restricted money market account which secures our line of credit facility and the purchase of $64,924 of equipment, including a new delivery vehicle.

Cash flow provided from financing activities was $6,259,880 in the year ended December 31, 2006, as compared to $242,533 in the year ended December 31, 2005. The increase resulted primarily from the receipt of $7,004,611 of proceeds from our initial public offering in 2006, offset by the payment of deferred offering costs of $251,924 and $327,734 to reduce outstanding debt.

As of December 31, 2006, we had outstanding borrowings of $1,355,526 under the following line of credit agreements:

•
We have an unsecured $50,000 line of credit with US Bank which expires in December 2009. Interest is payable monthly at the prime rate, as published in the Wall Street Journal, plus 12% per annum. Our outstanding balance was $24,750 at December 31, 2006 and there was $25,250 available under the line of credit. The interest rate in effect at December 31, 2006 was 9.75%%.

•
We have a line of credit with Merrill Lynch. Robert T. Reed, Jr., our Vice President and National Sales Manager - Mainstream and a brother of our Chief Executive Officer, Christopher J. Reed, has pledged certain securities (which do not include any of our securities which are owned by Mr. Reed) in his personal securities account on deposit with Merrill Lynch as collateral for repayment of the line of credit. The amount of the line of credit is based on a percentage value of such securities. At December 31, 2006, the outstanding balance on the line of credit was $-0-, and there was approximately $701,000 available under the line of credit. The line of credit bears interest at a rate of 3.785% per annum plus LIBOR (9.1% as of December 31, 2006). In consideration for Mr. Reed’s pledging his stock account at Merrill Lynch as collateral, we have agreed to pay Mr. Reed 5% per annum of the amount we borrow from Merrill Lynch, as a loan fee. During the years ended December 31, 2006 and 2005, we paid Mr. Reed $28,125 and $15,250, respectively, under this agreement. In addition, Christopher J. Reed has pledged all of his shares of common stock to Robert T. Reed, Jr. as collateral for the shares pledged by Robert T. Reed, Jr.

•
We have a line of credit with California United Bank. This line of credit allows us to borrow a maximum amount of $1,500,000. As of December 31, 2006, the amount borrowed on this line of credit was $1,330,776. The interest rate on this line of credit is Prime, which was 8.25% at December 31, 2006. The line of credit expires in June 2008. This revolving line of credit is secured by all Company assets, except real estate. In addition, we have assigned a security interest in a deposit account at the bank. The amount of the deposit and the security interest is $1,575,000 and may be offset by the bank against any balance on the line of credit. The deposit cannot be withdrawn during the term of the line of credit. We may terminate the line of credit arrangement at any time, without penalty. As of December 31, 2006, we had approximately $169,000 of availability on this line of credit. During the term of this line of credit e are required to have a minimum stockholders’ equity balance of $1,500,000.

At December 31, 2006, we did not have any material commitments for capital expenditures.

Management recognizes that operating losses negatively impact liquidity and is working on decreasing operating losses, while focusing on increasing net sales. Management believes our current cash position and lines of credit will be sufficient to enable us to meet our cash needs through at least the end of 2007.

We may not generate sufficient revenues from product sales in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we eventually may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion and marketing and product development plans. In addition, our losses may increase in the future as we expand our manufacturing capabilities and fund our marketing plans and product development. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. If we are unable to achieve profitability, the market value of our common stock will decline and there would be a material adverse effect on our financial condition.

If we continue to suffer losses from operations, the proceeds from our public offering may be insufficient to support our ability to expand our business operations as rapidly as we would deem necessary at any time, unless we are able to obtain additional financing. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives and would be required to reduce our level of operations, including reducing infrastructure, promotions, personnel and other operating expenses. These events could adversely affect our business, results of operations and financial condition.

In addition, some or all of the elements of our expansion plan may have to be curtailed or delayed unless we are able to find alternative external sources of working capital. We would need to raise additional funds to respond to business contingencies, which may include the need to:

•	fund more rapid expansion,

•	fund additional marketing expenditures,

•	enhance our operating infrastructure,

•	respond to competitive pressures, and

•	acquire other businesses.

We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or if they are not available on acceptable terms, our ability to fund the growth of our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressures, could be significantly limited.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management believes the adoption of FIN 48 will not have a material impact on our results of operations, financial position or cash flow.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We have adopted the bulletin during 2006. The adoption did not have a material effect on results of operations, financial position, or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006. We currently do not engage in the activities described in SFAS 155. Consequently, management believes SFAS 155 will not have a material impact on our results of operations, financial position or cash flow.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140.” This Statement requires an entity to recognize a servicing asset and liability each time it undertakes an obligation to service a financial asset. This statement is effective for fiscal years beginning after September 15, 2006. We currently do not engage in the activities described in SFAS 156. Consequently, management believes SFAS 156 will not have a material impact on our results of operations, financial position or cash flow.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. We are currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which will require us to recognize the funded status of defined benefit plans in its statement of financial position. This statement will be effective as of our year ending August 31, 2007. We currently do not have pension benefit plans. Consequently, management believes SFAS 158 will not have a material impact on our results of operations, financial position or cash flow.

On September 22, 2005, the SEC issued rules to delay by one-year the required reporting by management on internal controls over financial reporting for non-accelerated filers. The new SEC rule extends the compliance date for such registrants to fiscal years ending on or after July 15, 2007. Accordingly, we qualify for the deferral until the year ending December 31, 2007 in order to comply with the internal control reporting requirements.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation has a material effect on our results of operations.

ITEM 7: FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheet of Reed’s, Inc. as of December 31, 2006 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Reed’s, Inc. as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard ("SFAS") 123(R), "Share-Based Payment" ("SFAS 123(R)"), which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.

/s/ WEINBERG & COMPANY, P.A.

Weinberg & Company, P.A.
Los Angeles, California
March 13, 2007

REED’S, INC.
BALANCE SHEET
December 31, 2006

ASSETS
Cash	$1,638,917
Restricted cash	1,580,456
Inventory	1,511,230
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $173,253	1,183,763
Other receivables	24,811
Prepaid expenses	164,462
Total Current Assets	6,103,639

Property and equipment, net of accumulated depreciation of $663,251	1,795,163

OTHER ASSETS
Brand names	800,201
Other intangibles, net of accumulated amortization of $4,467	14,146
Total Other Assets	814,347
TOTAL ASSETS	$8,713,149

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,695,014
Lines of credit	1,355,526
Current portion of long term debt	71,860
Accrued interest	27,998
Accrued expenses	118,301
Total Current Liabilities	3,268,699

Long term debt, less current portion	821,362

Total Liabilities	4,090,061
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $10.00 par value, 500,000 shares authorized, 58,940 shares issued and outstanding, liquidation preference of $10.00, per share	589,402
Common stock, $.0001 par value, 11,500,000 shares authorized, 7,143,185 shares issued and outstanding	714

Additional paid in capital	9,535,114
Accumulated deficit	(5,502,142)
Total stockholders’ equity	4,623,088
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,713,149

The accompanying notes are an integral part of these financial statements

REED’S, INC.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006  and 2005

	Year Ended December 31 ,
	2006	2005

SALES	$10,484,353	$9,470,285
COST OF SALES	8,426,774	7,745,499
GROSS PROFIT	2,057,579	1,724,786
OPERATING EXPENSES
Selling	1,352,313	1,124,705
General & Administrative	2,187,227	955,764
Legal Fees	321,629	36,558
Provision for amounts due from director	3,000	124,210
	3,864,169	2,241,237
LOSS FROM OPERATIONS	(1,806,590)	(516,451)
OTHER INCOME (EXPENSE)
Interest Income	7,773	—
Interest Expense	(414,792)	(309,504)
	(407,019)	(309,504)

NET LOSS	(2,213,609)	(825,955)
Preferred Stock Dividend	(29,470)	(29,470)
Net Loss Attributable to Common Stockholders	$(2,243,079)	$(855,425)

NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS— BASIC AND DILUTED	$(0.41)	$(0.18)

WEIGHTED AVERAGE SHARES OUTSTANDING, Basic and Fully Diluted	5,522,753	4,885,151

The accompanying notes are an integral part of these financial statements

REED’S, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006 and 2005

			Common	Additional
	Common Stock		Stock to be	Paid	Preferred Stock		Accumulated
	Shares	Amount	Issued	In Capital	Shares	Amount	Deficit	Total

Balance, January 1, 2004	4,726,091	$472	$—	$2,783,464	58,940	$589,402	$(2,403,638)	$969,700
Exercise of warrants	262,500	26		5,224	—	—	—	5,250
Preferred Stock Dividend	—	—	29,470	—	—	—	(29,470)	—
Common stock issued for cash	53,606	5	—	196,570	—	—	—	196,575
Deferred stock offering costs charged to additional paid in capital	—	—	—	(196,575)	—	—	—	(196,575)
Net loss for year ended December 31, 2005	—	—	—	—	—	—	(825,955)	(825,955)
Balance, December 31, 2005	5,042,197	503	29,470	2,788,683	58,940	589,402	(3,259,063)	148,995

Common stock, issued in connection with the June 30, 2006 preferred stock dividend	7,373	1	—	29,469	—	—	(29,470)	—
Common stock, issued in connection with the June 30, 2005 preferred stock dividend	7,362	1	(29,470)	29,469	—	—	—	—
Common stock issued upon debt conversion	140,859	14	—	285,430	—	—	—	285,444
Common stock issued for cash, net of offering costs	1,945,394	195	—	6,396,255	—	—	—	6,396,450
Fair value of options issued to employees	—	—	—	5,808	—	—	—	5,808
Net loss	—	—	—	—	—	—	(2,213,609)	(2,213,609)
Balance, December 31, 2006	7,143,185	$714	$—	$9,535,114	58,940	$589,402	$(5,502,142)	$4,623,088

The accompanying notes are an integral part of these financial statements

REED’S, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005

	Year Ended December 31 ,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,213,609)	$(825,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155,860	118,517
Provision for amounts due from director	3,000	124,210
Fair value of common stock issued to employees	5,808	—
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	(648,857)	262,708
Inventory	(303,211)	93,006
Prepaid expenses	(90,183)	(68,627)
Other receivables	(17,248)	(7,400)
Accounts payable	50,523	232,367
Accrued expenses	64,097	2,655
Accrued interest	(9,507)	25,909
Net cash used in operating activities	(3,003,327)	(42,610)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(64,924)	(181,654)
Due from director	—	(33,013)
Increase in restricted cash	(1,580,456)	—
Net cash used in investing activities	(1,645,380)	(214,667)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering costs	(251,924)	(332,858)
Principal payments on debt	(327,734)	(263,815)
Proceeds from issuance of common stock	7,004,611	196,575
Proceeds from borrowings on debt	—	295,900
Payoff of previous line of credit	(1,171,567)	—
Net borrowings (repayments) existing on lines of credit	1,081,140	367,731
Payments on debt to related parties	(74,646)	(21,000)
Net cash provided by financing activities	6,259,880	242,533
NET INCREASE (DECREASE) IN CASH	1,611,173	(14,744)
CASH — Beginning of year	27,744	42,488
CASH — End of year	$1,638,917	$27,744
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$424,298	$283,595
Taxes	$—	$—

Noncash Investing and Financing Activities

Long term debt converted to common stock	$9,000	$—
Related party debt converted to common stock	$177,710	$—
Accrued interest converted to common stock	$98,734	$—
Common Stock issued in settlement of accrued interest on related party debt upon exercise of warrants	$—	$5,250
Common Stock issued in settlement of preferred stock dividend	$29,470	$29,470
Conversion of a line of credit to a term loan	$—	$50,000
Deferred stock offering costs charged to paid in capital	$608,161	$196,575

The accompanying notes are an integral part of these financial statements.

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(1)	Operations and Summary of Significant Accounting Policies

A)	Nature of Operations

Reed’s, Inc. (the “Company”) was organized under the laws of the state of Florida in January 1991. In 2001, the Company changed its name from Original Beverage Corporation to Reed’s, Inc. and changed its state of incorporation from Florida to Delaware. The Company is engaged primarily in the business of developing, manufacturing and marketing natural non-alcoholic beverages, as well as candies and ice creams. The Company currently offers 15 beverages, three candies, and three ice creams.

The Company sells its products primarily in upscale gourmet and natural food stores and supermarket chains in the United States and, to a lesser degree, in Canada.

B)	Cash and Cash Equivalents

Cash and cash equivalents include unrestricted deposits and short-term investments with an original maturity of three months or less.

C)	Use of Estimates

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

The allowance for doubtful accounts and returns and discounts is established through a provision for returns and discounts charged against sales. Receivables are charged off against the allowance when payments are received or products returned. The allowance for doubtful accounts and returns and discounts as of December 31, 2006 was $ 173,253.

E)	Property and Equipment and Related Depreciation

Property and equipment is stated at cost. Depreciation is calculated using accelerated and straight-line methods over the estimated useful lives of the assets as follows:

Property and Equipment Type	Years of Depreciation
Building	39 years
Machinery and equipment	5-12 years
Vehicles	5 years
Office equipment	5-7 years

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

The Company records intangible assets in accordance with Statement of Financial Accounting Standard (SFAS) Number 142, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets deemed to have indefinite lives are not subject to annual amortization. The Company reviews, at least quarterly, its investment in brand names and other intangible assets for impairment and if impairment is deemed to have occurred the impairment is charged to expense. Intangible assets which have finite lives are amortized on a straight line basis over their remaining useful life; they are also subject to annual impairment reviews. See Note 5.

Management applies the impairment tests contained in SFAS Number 142 to determine if an impairment has occurred. Accordingly, management compares the carrying value of the asset to its fair value in determining the amount of the impairment. No impairments were identified for the years ended December 31, 2006 and 2005.

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

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the $100,000 guarantee during the year ended December 31, 2006.

During the years ended December 31, 2006 and 2005 the Company had two customers, which accounted for approximately 39% and 17% and 39% and 15% of sales, respectively . No other customer accounted for more than 10% of sales in either year. As of December 31, 2006, the Company had approximately $264,000 (22%) and $135,000 (11%), respectively, of accounts receivable due from these customers.

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

The carrying amount of the Company’s financial instruments including cash, restricted cash, accounts and other receivables, accounts payable, accrued interest and accrued expenses approximate their fair value as of December 31, 2006 due to their short maturities. The carrying amount of lines of credit and long term debt approximate fair value because the related effective interest rates on these instruments approximate the rates currently available to the Company.

I)	Cost of sales

The Company, with one exception, classifies shipping and handling costs of the sale of its products as a component of cost of sales. The one exception regards shipping and handling costs associated with local sales and local distribution. Since these activities are integrated, those costs are combined and are included as selling expenses. For the years ended December 31, 2006 and 2005 those costs were approximately $179,000 and $88,000, respectively.

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

The Company capitalized costs incurred related to its initial public offering and future issuance of common stock until such time as the stock was issued. These costs included attorney’s fees, accountant’s fees, SEC filing fees, state filing fees, and other specific incremental costs directly related to the initial public offering and related issuance of common stock. As proceeds are received from the offering, the deferred offering costs were charged to additional paid in capital. At December 31, 2006, the initial public offering had been completed. Accordingly, at December 31, 2006 no deferred offering costs remained. During the years ended December 31, 2006 and 2005, $608,161 and $196,575, respectively, of deferred offering costs where charged to additional paid in capital.

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

L)	Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No 123"), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services for non-employees in exchange for equity instruments. SFAS No. 123 was amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which required companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. Through December 31, 2005, the Company accounted for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), with pro forma disclosures of net income (loss) as if the fair value method had been applied. Accordingly, compensation cost for stock options was measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

As the exercise price of stock options and warrants issued to employees was not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method, there was no related compensation expense recorded in the Company's 2005 financial statements. The fair value of stock options and warrants issued to officers, directors and employees at not less than fair market value of the Company's common stock on the date of grant was estimated using the Black-Scholes option-pricing model, and the effect on the Company's results of operations was shown in a pro forma disclosure as if such stock options and warrants had been accounted for pursuant to SFAS No. 123.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R superseded APB No. 25 and amended SFAS No. 95, "Statement of Cash Flows". Effective January 1, 2006, SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company's financial statements over the vesting period of the awards.

Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. Since the Company did not have any unvested awards as of December 31, 2005, no recognition of previously calculated fair values was required.

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

For the years ended December 31, 2006 and 2005 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

The potentially dilutive securities consisted of the following as of December 31, 2006:

Warrants	813,241
Preferred Stock	235,760
Options	363,500
Total	1,412,501

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

O)	Advertising Costs

The Company accounts for advertising production costs by expensing such production costs the first time the related advertising is run.

Advertising costs are expensed as incurred and are included in selling expense in the amount of $51,739 and $90,176, for the years ended December 31, 2006 and 2005, respectively.

The Company accounts for certain sales incentives, including slotting fees, as a reduction of gross sales, in accordance with Emerging Issues Task Force on Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” These sales incentives for the years ended December 31, 2006 and 2005 approximated $697,000 and $292,000, respectively.

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

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

R)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management believes the adoption of FIN 48 will not have a material impact on the Company’s results of operations, financial position or cash flow.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on results of operations, financial position, or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006. The Company currently does not engage in the activities described in SFAS 155. Consequently, management believes SFAS 155 will not have a material impact on the Company’s results of operations, financial position or cash flow.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140.” This Statement requires an entity to recognize a servicing asset and liability each time it undertakes an obligation to service a financial asset. This statement is effective for fiscal years beginning after September 15, 2006. The Company currently does not engage in the activities described in SFAS 156. Consequently, management believes SFAS 156 will not have a material impact on the Company’s results of operations, financial position or cash flow.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which will require the Company to recognize the funded status of defined benefit plans in its statement of financial position. This statement will be effective as of the Company’s year ending August 31, 2007. The Company currently does not have pension benefit plans. Consequently, management believes SFAS 158 will not have a material impact on the Company’s results of operations, financial position or cash flow.

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

(2)	Restricted Cash

The Company has a line of credit that is secured with a cash deposit, see Note 6. The deposit cannot be withdrawn during the term of the line of credit. The balance in this restricted account at December 31, 2006 was $1,580,456. $5,456 of this amount may be withdrawn with the bank’s permission.

(3)	Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market, and is comprised of the following as of December 31, 2006:

Raw Materials	$593,458
Finished Goods	917,772
$1,511,230

(4)	Fixed Assets

Fixed assets are comprised of the following as of December 31, 2006:
Land	$409,546
Building	924,042
Vehicles	243,844
Machinery and equipment	757,511
Office equipment	123,471
2,458,414
Accumulated depreciation	(663,251)
$1,795,163

Depreciation expense for the years ended December 31, 2006 and 2005 was $155,116 and $117,773, respectively.

(5)	Intangible Assets

Brand Names

Brand Names consist of two (2) trademarks for natural beverages which the Company acquired in previous years. As long as the Company continues to renew its trademarks, these intangible assets will have an indefinite life. Accordingly, they are not subject to amortization. The Company determines fair value for Brand Names by reviewing the net sales of the associated beverage and applying industry multiples for which similar beverages are sold. As of December 31, 2006, carrying amounts for Brand Names were $800,201.

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets

At December 31, 2006, Other Intangible Assets consist of:

Asset	Gross Amount	Accumulated Amortization	Current Year Amortization	Useful Life
Building Loan Fees	$18,614	$4,467	$745	300 months

The estimated aggregate amortization as of December 31, 2006 for each of the next five years is:

Year	Amount
2007	$745
2008	745
2009	745
2010	745
2011	745

(6)	Lines of Credit

The Company had outstanding borrowings of $1,355,526 as of December 31, 2006 under the following line of credit agreements:

The Company has an unsecured $50,000 line of credit with a bank. Interest is payable monthly at the prime rate, as published in the Wall Street Journal, plus 1.5% per annum. The Company’s outstanding balance was $24,750 at December 31, 2006. The interest rate in effect at December 31, 2006 was 9.75%. The line expires in December 2009.

The Company has a line of credit at December 31, 2006 with Merrill Lynch. At December 31, 2006, no amounts were outstanding on this line of credit and the Company had approximately $701,000 of availability on this line of credit. The loan was co-signed by Robert T. Reed, Jr., the Company’s Vice President and National Sales Manager — Mainstream and a brother of the Company’s founder and CEO, Christopher J. Reed. Robert Reed also pledged his personal stock account on deposit with Merrill Lynch as collateral. The line of credit bears interest at a rate of rate of 3.785% per annum plus LIBOR (9.10% as of December 31, 2006). In consideration for Mr. Reed’s pledging his stock account at Merrill Lynch as collateral, the Company pays Mr. Reed 5% per annum of the amount the Company borrows from Merrill Lynch as a loan fee. During the years ended December 31, 2006 and 2005, the Company paid Mr. Reed $28,125 and $15,250, respectively, under this agreement.

The Company has a line of credit with a bank. This line of credit allows the Company to borrow a maximum amount of $1,500,000. As of December 31, 2006, the amount borrowed on this line of credit was $1,330,776. The interest rate on this line of credit is Prime, which was 8.25% at December 31, 2006. The line of credit expires in June 2008. This revolving line of credit is secured by all Company assets, except real estate. In addition, the Company has assigned a security interest in a deposit account at the bank. The amount of the deposit and the security interest is $1,575,000 and may be offset by the bank against any balance on the line of credit. The deposit cannot be withdrawn during the term of the line of credit. The Company may terminate the line of credit arrangement at any time, without penalty. As of December 31, 2006, the Company had approximately $169,000 of availability on this line of credit. During the term of this line of credit, the Company is required to have a minimum stockholders’ equity balance of $1,500,000.

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

(7)	Long-term Debt

Long-term debt consists of the following as of December 31, 2006:

Note payable to SBA in the original amount of $748,000 with interest at the Wall Street Journal prime rate plus 1% per annum, adjusted monthly with no cap or floor. The combined monthly principal and interest payments are $6,062, subject to annual adjustments. The interest rate in effect at December 31, 2006 was 9.25%. The note is secured by land and building and guaranteed by the majority stockholder. The note matures November 2025.	$662,349

Note payable, unsecured, with interest at 10% per annum. Principal and accrued interest are payable in full at the end of the note term. This note was issued with warrants, exercisable at issuance. The warrants have an exercise price of $3 and a term of 5 years. The note is payable on demand.	30,000

Building improvement loan with a maximum draw of $168,000. The interest rate is at the Wall Street Journal prime rate plus 1%, adjusted monthly with no cap or floor. The combined monthly principal and interest payments are $1,175; subject to annual adjustments. The rate in effect at December 31, 2005 was 9.25% per annum. The note is secured by land and building and guaranteed by the majority stockholder and matures November 2025.	139,542

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note payable to a bank, unsecured, interest rate is prime plus 3.25%. The interest rate in effect December 31, 2006 was 11.50% . The note matures in December 2009.	38,634

Notes payable to GMAC, secured by automobiles, payable in monthly installments of $758 including interest at 0.0%, with maturity in 2008.	9,108

Notes payable to Chrysler Financial Corp., secured by automobiles, payable in monthly installments of $658, including interest at 1.9% per annum, with maturity in 2008.	13,589

Total	893,222

Less current portion	71,860
$821,362

The aggregate maturities of long-term debt for each of the next five years and thereafter are as follows as of December 31, 2006:

2007	$71,860
2008	31,827
2009	25,496
2010	20,750
2011	14,651
Thereafter	728,638
Total	$893,222

(8)	Stockholders’ Equity

Preferred Stock

Preferred stock consists of 500,000 shares authorized to Series A, $10.00 par value, 5% non-cumulative, participating, preferred stock. As of December 31, 2006 there were 58,940 shares outstanding, with a liquidation preference of $10.00.

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

Except as provided by law, the holders of our Series A preferred stock do not have the right to vote on any matters, including, without limitation, the election of directors. However, so long as any shares of Series A preferred stock are outstanding, we shall not, without first obtaining the approval of at least a majority of the holders of the Series A preferred stock, authorize or issue any equity security having a preference over the Series A preferred stock with respect to dividends, liquidation, redemption or voting, including any other security convertible into or exercisable for any equity security other than any senior preferred stock.

During the year ended December 31, 2005, the Company accrued a $29,740 dividend payable to the preferred shareholders, which management has elected to pay in shares of common stock.  As such, common stock to be issued as of December 31, 2005 represents the preferred stock dividend to be paid with the issuance of common stock. This dividend was paid during fiscal 2006.

Common Stock

Common stock consists of $.0001 par value, 11,500,000 shares authorized, 7,143,185 shares issued and outstanding as of December 31, 2006.

During 2006, the Company completed a public offering of its stock. The Company sold a total of 2,000,000 shares of common stock at $4.00 per share. The offering spanned 2005 and 2006. The Company received proceeds after commission of approximately $7,200,00 in the aggregate, of which approximately $7,005,000 was received in 2006($6,396,450 after commissions). In addition, the Company granted warrants to purchase 200,000 shares of common stock to the underwriters. These warrants have an exercise price of $6.60 See Note 9.

In June of 2006, the Company issued 7,373 shares of common stock valued at $29,470 to its preferred stockholders as payment for a preferred stock dividend, in accordance with the terms of the preferred stock agreement.

In November 2006, the Company issued 9,315 shares of common stock as a result of a former note holder who converted his note and accrued interest, in the amount of $22,355, to common stock in accordance with the original note terms. During 2006, the Company converted related party debt and associated accrued interest, in the amount of $263,089, to common stock (See Note 12). The total shares issued were 140,859 at a total value of $285,444.

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

(9)	Stock Options and Warrants

A)	Stock Options

In 2001, the Company adopted the Original Beverage Corporation 2001 Stock Option Plan. The options shall be granted from time to time by the Compensation Committee. Individuals eligible to receive options include employees of the Company, consultants to the Company and directors of the Company. The options shall have a fixed price, which will not be less than 100% of the fair market value per share on the grant date. The total number of options authorized is 500,000.

During the year ended December 31, 2006, the Company issued 85,000 options to purchase the Company's common stock at $4.00 per share to employees under the 2001 stock option plan. The aggregate value of the options vesting from January 1, 2006 to December 31, 2006 was $5,808 and has been reflected as compensation cost. As of December 31, 2006, the aggregate value of unvested options was $203,292, which will be amortized as compensation cost as the options vest, over 3 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on the volatilities of public entities which are in the same industry as the Company. For purposes of determining the expected life of the option, the full contract life of the option is used. The risk-free rate for periods within the contractual life of the options is based on the U. S. Treasury yield in effect at the time of the grant.

The weighted-average grant date fair value of options granted during 2006 and 2005 was $2.46 and $2.44, respectively.

	Year ended December 31, 2006	Year ended December 31, 2005
Expected volatility	70%	70%
Weighted average volatility	70%	70%
Expected dividends	—	—
Expected term (in years)	5	5
Risk free rate	4.49%	4.05%

A summary of option activity as of December 31, 2006 and changes during the year then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	291,000	$ 3.80
Granted	85,000	$ 4.00
Exercised	—	—
Forfeited or expired	(12,500)	$4.00
Outstanding at December 31, 2006	363,500	$3.84	3.8	$92,500
Exercisable at December 31, 2006	278,500	$3.79	3.5	$92,500

The aggregate intrinsic value was calculated, as of December 31, 2006, as the difference between the market price and the exercise price of the Company’s stock for the 55,000 options which were in-the-money.

A summary of the status of the Company’s nonvested shares granted under the Company’s stock option plan as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value

Nonvested at January 1, 2006	—	—
Granted	85,000	$2.46
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2006	85,000	$2.46

B)	Warrants

During the year ended Decmeber 31, 2006, the Company granted 200,000 warrants in relation to an underwriting agreement see (Note 8) valued at $406,000.

The fair value of each warrant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on the volatilities of public entities which are in the same industry as the Company. For purposes of determining the expected life of the option, the full contract life of the option is used. The risk-free rate for periods within the contractual life of the options is based on the U. S. Treasury yield in effect at the time of the grant.

Year ended December 31, 2006
Expected volatility	70%
Weighted average volatility	70%
Expected dividends	-
Expected term (in years)	5
Risk free rate	4.45%

The weighted-average grant date fair value of warrants granted during 2006 was $2.03.

A summary of warrant activity as of December 31, 2006 and changes during the year then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	613,241	$ 2.80
Granted	200,000	$ 6.60
Exercised	—
Forfeited or expired	—
Outstanding at December 31, 2006	813,241	$3.74	3.0	$731,617
Exercisable at December 31, 2006	613,241	$2.80	2.4	$731,617

The aggregate intrinsic value was calculated, as of December 31, 2006, as the difference between the market price and the exercise price of the Company’s stock for the 613,241warrants which were in-the-money.

A summary of the status of the Company’s nonvested shares granted as warrants as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value

Nonvested at January 1, 2006	—	—
Granted	200,000	$2.03
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2006	200,000	$2.03

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

(10)	Income Taxes

At December 31, 2006, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $4,900,000 for Federal purposes and $2,000,000 for state purposes. The Federal carryforward expires in 2026 and the state carryforward expires in 2011. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will not be able to realize the tax benefit of the carryforwards.

Accordingly, the Company has not recognized a deferred tax asset for this benefit. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

Significant components of the Company’s deferred income tax assets as of December 31, 2006 are as follows:

Deferred income tax asset:
Net operating loss carry forward	$1,873,000
Valuation allowance	(1,873,000)
Net deferred income tax asset	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Year Ended
	December 31,
	2006	2005
Tax expense at the U.S. statutory income tax	(34.00)%	(34.00)%
Increase in the valuation allowance	34.00%	34.00%
Effective tax rate	—	—

(11)	Commitments and Contingencies

Lease Commitments

The Company leases machinery under non-cancelable operating leases. Rental expense for the years ended December 31, 2006 and 2005 was $67,707 and $67,816, respectively.

Future payments under these leases as of December 31, 2006 are as follows:

Year Ending
December 31,
2007	$30,431
2008	18,634
2009	12,365
2010	7,496
2011	6,872
Total	$75,798

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Legal Proceedings

The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of its management, is likely to have a material adverse effect on it.

During 2006 and 2005 the Company incurred $21,629 and $30,901, respectively, of legal costs associated with a lawsuit which the Company has won. The Plaintiff has appealed. The judgment in favor of the Company is to have the Plaintiff reimburse the Company for its legal defense costs. The Company has been successful in the appeals process and will record income from the judgment when the monies are collected.

On January 20, 2006, Consac Industries, Inc. (dba Long Life Teas and Long Life Beverages) filed a lawsuit in the United States District Court for the Central District of California against Reed’s Inc. and Christopher Reed, Case No. CV06-0376. The complaint asserts claims for negligence, breach of contract, breach of warranty, and breach of express indemnity relating to Reed’s, Inc.’s manufacture of approximately 13,000 cases of “Prism Green Tea Soda” for Consac. Consac contends that the Company negligently manufactured the soda resulting in at least one personal injury. Consac sought $2.6 million in damages, plus interest and attorneys fees. In January 2007, the Company settled the lawsuit for $450,000, of which $300,000 was paid by the Company and $150,000 was paid by the Company's insurance. The $300,000 was accrued as of December 31, 2006 and is included in legal costs on the Statement of Operations.

From August 3, 2005 through April 7, 2006, we issued 333,156 shares of our common stock in connection with our initial public offering. These securities represented all of the shares issued in connection with the initial public offering prior to October 11, 2006. These shares issued in connection with the initial public offering may have been issued in violation of either federal or state securities laws, or both, and may be subject to rescission.

On August 12, 2006, we made a rescission offer to all holders of the outstanding shares that we believe are subject to rescission, pursuant to which we offered to repurchase these shares then outstanding from the holders. At the expiration of our rescission offer on September 18, 2006, the rescission offer was accepted by 32 of the offerees to the extent of 28,420 shares for an aggregate of $118,711.57, including statutory interest. The shares that were tendered for rescission were agreed to be purchased by others and not from our funds.

Federal securities laws do not provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required or was not otherwise exempt from such registration requirements. If any or all of the offerees reject the rescission offer, we may continue to be liable under federal and state securities laws for up to an amount equal to the value of all shares of common stock issued in connection with the initial public offering plus any statutory interest we may be required to pay. If it is determined that we offered securities without properly registering them under federal or state law, or securing an exemption from registration, regulators could impose monetary fines or other sanctions as provided under these laws.

(12)	Related Party Activity

The Company had notes payable to Robert T. Reed, Sr, the father of the Company’s President. During 2006 these notes payable and related accrued interest were either converted to common stock or fully repaid. $177,710 of notes payable was converted to 88,855 shares of common stock, in accordance with the original terms of the note. In addition, $85,379 of accrued interest was converted to 42,689 shares of common stock, in accordance with the original terms of the note. $74,648 of notes payable and $25,625 of accrued interest were repaid.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2006, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

General

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their death, resignation or removal. Officers serve at the discretion of the board of directors. Except as described below, there are no family relationships among any of our directors and executive officers. Our board members are encouraged to attend meetings of the board of directors and the annual meeting of stockholders. The board of directors held three meetings and adopted six unanimous written consents in lieu of meetings in 2006.

The following table sets forth certain biographical information with respect to our directors and executive officers:

Name	Position	Age

Christopher J. Reed	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board	48
Eric Scheffer	Vice President and National Sales Manager - Natural Foods	39
Robert T. Reed, Jr.	Vice President and National Sales Manager - Mainstream	51
Robert Lyon	Vice President Sales - Special Projects	57
Judy Holloway Reed	Secretary and Director	47
Mark Harris	Director	50
Dr. D.S.J. Muffoletto, N.D.	Director	52
Michael Fischman	Director	51

Christopher J. Reed founded our company in 1987. Mr. Reed has served as our Chairman, President, Chief Executive Officer and Chief Financial Officer since our incorporation in 1991. Mr. Reed has been responsible for our design and products, including the original product recipes, the proprietary brewing process and the packaging and marketing strategies. Mr. Reed received a B.S. in Chemical Engineering in 1980 from Rennselaer Polytechnic Institute in Troy, New York.

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

Robert T. Reed Jr. has been our Vice President and National Sales Manager - Mainstream since January 2004. Prior to joining us, Mr. Reed was employed with SunGard Availability Services from 1987 through 2003. He started with SunGard as an Account Manager. Over the years, Mr. Reed earned promotions to Director of Sales in 1989, Vice President of Sales in 1992 and Senior Vice President of Sales in 1997. In March 2000, Mr. Reed was appointed President of SunGard eSourcing, a subsidiary of SunGard Availability Services, with annual revenue in excess of $70 million and over 300 employees. During Mr. Reed’s tenure with SunGard Availability Services, revenues increased from $30 million to over $1.2 billion. He earned a Bachelors of Science degree in Business and Finance from Mount Saint Mary’s University in 1977. Mr. Reed is the brother of Christopher J. Reed, our Chairman, President, Chief Executive Officer and Chief Financial Officer.

Robert Lyon has been our Vice President Sales - Special Projects since June 2002. In that capacity, Mr. Lyon directs our Southern California direct sales and distribution program in mainstream markets. Over the past five years, Mr. Lyon also has operated an organic rosemary farm in Malibu, California, selling bulk to re-packagers. In the 1980s and 1990s, Mr. Lyon operated a successful water taxi service with 20 employees and eight vessels of his own design. He also built the national sales team for a jewelry company, Iberia from 1982 through 1987. Mr. Lyon holds several U.S. patents. He earned a Business Degree from Northwestern Michigan University in 1969.

Judy Holloway Reed has been with us since 1992 and, as we have grown, has run the accounting, purchasing and shipping and receiving departments at various times since the 1990s. Ms. Reed has been one of our directors since June 2004, our Secretary since October 1996 and our Director of Office Operations and Staff Management since June 2004. In the 1980s, Ms. Reed managed media tracking for a Los Angeles Infomercial Media Buying Group and was an account manager with a Beverly Hills, California stock portfolio management company. She earned a Business Degree from MIU in 1981. Ms. Reed is the wife of Christopher J. Reed, our Chairman, President, Chief Executive Officer and Chief Financial Officer.

Mark Harris has been a member of our board of directors since April 2005. Mr. Harris is an independent venture capitalist and has been retired from the work force since 2002. In late 2003, Mr. Harris joined a group of Amgen colleagues in funding NeoStem, Inc., a company involved in stem-cell storage, archiving, and research to which he is founding angel investor. From 1991 to 2002, Mr. Harris worked at biotech giant Amgen managing much of the company’s media production for internal use and public relations. Mr. Harris spent the decade prior working in the aerospace industry at Northrop with similar responsibilities.

Dr. Daniel S.J. Muffoletto, N.D. has been a member of our board of directors since April 2005. Dr. Muffoletto has practiced as a Naturopathic Physician since 1986. He has been chief executive officer of Its Your Earth, a natural products marketing company since June 2004. From 2003 to 2005, Dr. Muffoletto worked as sales and marketing director for Worthington, Moore & Jacobs, a Commercial Law League member firm serving FedEx, UPS, DHL and Kodak, among others. From 2001 to 2003, he was the owner-operator of the David St. Michel Art Gallery in Montreal, Québec. From 1991 to 2001, Dr. Muffoletto was the owner/operator of a Naturopathic Apothecary, Herbal Alter*Natives of Seattle, Washington and Ellicott City, Maryland. The apothecary housed Dr. Muffoletto’s Naturopathic Practice. Dr. Muffoletto received a Bachelors of Arts degree in Government and Communications from the University of Baltimore in 1977, and conducted postgraduate work in the schools of Public Administration and Publication Design at the University of Baltimore from 1978 to 1979. In 1986, he received his Doctorate of Naturopathic Medicine from the Santa Fe Academy of Healing, Santa Fe, New Mexico.

Michael Fischman has been a member of our board of directors since April 2005. Since 1998, Mr. Fischman has been President and chief executive officer of the APEX course, the corporate training division of the International Association of Human Values. In addition, Mr. Fischman is a founding member and the director of training for USA at the Art of Living Foundation, a global non-profit educational and humanitarian organization at which he has coordinated over 200 personal development instructors since 1997. Among Mr. Fischman’s personal development clients are the World Bank, Royal Dutch Shell, the United Nations, the US Department of Probation, the Washington, D.C. Police Department, and Rotary Clubs International.

Other than the relationships of Christopher J. Reed, Judy Holloway Reed, and Robert T. Reed, Jr., none of our directors or executive officers are related to one another.

Currently our Chief Executive Officer, Christopher J. Reed, serves as our Chief Financial Officer. Mr. Reed does not have any formal financial training as a Chief Financial Officer. During the next 12 months, we intend to hire a Chief Financial Officer. In addition, we intend to hire a Distribution Manager with extensive experience in the beverage arena with specific experience in setting up a regional distributor network.

Corporate Governance

We are committed to having sound corporate governance principles. Such principles are essential to running our business efficiently and to maintaining our integrity in the marketplace.

We believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the Board also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the board of directors.

The Board has determined that three members of our board of directors, Mr. Harris, Dr. Muffoletto and Mr. Fischman are independent under the revised listing standards of The Nasdaq Stock Market, Inc. We intend to maintain at least two independent directors on our board of directors in the future.

Our Chief Executive Officer and all senior financial officers, including the Chief Financial Officer, are bound by a Code of Ethics that complies with Item 406 of Regulation S-B of the Exchange Act.

Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominations and Governance Committee. These committees were recently formed in January 2007.

Audit Committee. Our Audit Committee oversees our accounting and financial reporting processes, internal systems of accounting and financial controls, relationships with independent auditors and audits of financial statements. Specific responsibilities include the following:

•	selecting, hiring and terminating our independent auditors;

•	evaluating the qualifications, independence and performance of our independent auditors;

•	approving the audit and non-audit services to be performed by our independent auditors;

•	reviewing the design, implementation, adequacy and effectiveness of our internal controls and critical accounting policies;

•	overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

•	reviewing with management and our independent auditors, any earnings announcements and other public announcements regarding our results of operations; and

•	preparing the audit committee report that the SEC requires in our annual proxy statement.

Our Audit Committee is comprised of Dr. Muffoletto, Mr. Harris and Mr. Fischman. Dr. Muffoletto serves as Chairman of the Audit Committee. The Board has determined that the three members of the Audit Committee are independent under the rules of the SEC and the Nasdaq National Market and that Dr. Muffoletto qualifies as an “audit committee financial expert,” as defined by the rules of the SEC. Our Board of Directors has adopted a written charter for the Audit Committee meeting applicable standards of the SEC and the Nasdaq National Market.

Compensation Committee. Our Compensation Committee assists our Board of Directors in determining the development plans and compensation of our officers, directors and employees. Specific responsibilities include the following:

•	approving the compensation and benefits of our executive officers;

•	reviewing the performance objectives and actual performance of our officers; and

•	administering our stock option and other equity compensation plans.

Our Compensation Committee is comprised of Dr. Muffoletto, Mr. Harris and Mr. Fischman. The Board has determined that three of its members of the Compensation Committee are independent under the rules of the Nasdaq National Market. Our Board has adopted a written charter for the Compensation Committee.

Nominations and Governance Committee. Our Nominations and Governance Committee assists the Board by identifying and recommending individuals qualified to become members of our Board of Directors, reviewing correspondence from our stockholders, and establishing, evaluating and overseeing our corporate governance guidelines. Specific responsibilities include the following:

•	evaluating the composition, size and governance of our Board of Directors and its committees and making recommendations regarding future planning and the appointment of directors to our committees;

•	establishing a policy for considering stockholder nominees for election to our Board of Directors; and

•	evaluating and recommending candidates for election to our Board of Directors.

Our Nominations and Governance Committee is comprised of Dr. Muffoletto and Mr. Fischman. The Board has determined that two of the members of the Nominations and Governance Committee are independent under the rules of the Nasdaq National Market. Our Board has adopted a written charter for the Nominations and Corporate Governance Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our equity securities. As of the date of this Annual Report, to our knowledge, based solely on our review of the copies of such reports received by us, we believe that none of the Section 16 reporting persons has timely filed or filed the reports under Section 16(a) of the Exchange Act for the year ended December 31, 2006.

Item 10. Executive Compensation

Executive Compensation

The following table sets forth certain information concerning compensation of certain of our executive officers, including our Chief Executive Officer and all other executive officers, or the Named Executives, whose total annual salary and bonus exceeded $100,000, for the years ended December 31, 2006 and 2005:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Christopher J. Reed, Chief Executive Officer	2006	$150,000	0	0	0	0	0	0	$150,000
	2005	$150,000	0	0	0	0	0	0	$150,000

None of our other employees received total compensation in excess of $100,000 during the years ended December 31, 2005 and 2006.

Option/SAR Grants to Executive Officers

None of our Named Executive Officers received or exercised any stock awards, stock options or SARs during 2006, or otherwise were the beneficial owners of any stock awards, stock options or SARs at December 31, 2006.

Director Compensation

Prior to the fourth quarter of 2006, we did not pay any compensation to our non-employee directors for their attendance at board meetings. During the fourth quarter of 2006, we began a policy of compensating our non-employee directors for their services. We pay each director, with the exception of Christopher J. Reed, $75.00 for each resolution submitted to the board of directors. During the year ended December 31, 2006, we paid each of our directors, other than Christopher J. Reed, an aggregate of $300 for their services on our Board of Directors.

Committee Interlocks and Insider Participation

No interlocking relationship exists between any member of our board of directors and any member of the board of directors or compensation committee of any other companies, nor has such interlocking relationship existed in the past.

Employment Agreements

There are no written employment agreements with any of our officers or key employees, including Christopher J. Reed. We do not have any agreements which provide for severance upon termination of employment, whether in context of a change of control or not.

2001 Stock Option Plan

Pursuant to our 2001 Stock Option Plan, we are authorized to issue options to purchase up to 500,000 shares of common stock. As of the date of this Annual Report, 291,000 options have been issued under the plan, of which 206,000 options have vested. On August 28, 2001, our board of directors adopted the plan and the plan was approved by our stockholders.

The plan permits the grant of options to our employees, directors and consultants. The options may constitute either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code or “non-qualified stock options.” The primary difference between “incentive stock options” and “non-qualified stock options” is that once an option is exercised, the stock received under an “incentive stock option” has the potential of being taxed at the more favorable long-term capital gains rate, while stock received by exercising a “non-qualified stock option” is taxed according the ordinary income tax rate schedule.

The plan is currently administered by the board of directors. The plan administrator has full and final authority to select the individuals to receive options and to grant such options as well as a wide degree of flexibility in determining the terms and conditions of options, including vesting provisions.

The exercise price of an option granted under the plan cannot be less than 100% of the fair market value per share of common stock on the date of the grant of the option. The exercise price of an incentive stock option granted to a person owning more than 10% of the total combined voting power of the common stock must be at least 110% of the fair market value per share of common stock on the date of the grant. Options may not be granted under the plan on or after the tenth anniversary of the adoption of the plan. Incentive stock options granted to a person owning more than 10% of the combined voting power of the Common Stock cannot be exercisable for more than five years.

When an option is exercised, the purchase price of the underlying stock will be paid in cash, except that the plan administrator may permit the exercise price to be paid in any combination of cash, shares of stock having a fair market value equal to the exercise price, or as otherwise determined by the plan administrator.

If an optionee ceases to be an employee, director, or consultant with us, other than by reason of death, disability, or retirement, all vested options may be exercised within three months following such event. However, if an optionee’s employment or consulting relationship with us terminates for cause, or if a director of ours is removed for cause, all unexercised options will terminate immediately. If an optionee ceases to be an employee or director of, or a consultant to us, by reason of death, disability, or retirement, all vested options may be exercised within one year following such event or such shorter period as is otherwise provided in the related agreement.

When a stock award expires or is terminated before it is exercised, the shares set aside for that award are returned to the pool of shares available for future awards.

No option can be granted under the plan after ten years following the earlier of the date the plan was adopted by the Board of Directors or the date the plan was approved by our stockholders.

Indemnification of Directors and Officers

Our amended certificate of incorporation provides that, to the fullest extent permitted by Delaware law, as it may be amended from time to time, none of our directors will be personally liable to us or our stockholders for monetary damages resulting from a breach of fiduciary duty as a director.

Our amended certificate of incorporation also provides discretionary indemnification for the benefit of our directors, officers, and employees, to the fullest extent permitted by Delaware law, as it may be amended from time to time. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors or officers, or persons controlling us, pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Pursuant to our amended bylaws, we are required to indemnify our directors, officers, employees and agents, and we have the discretion to advance his or her related expenses, to the fullest extent permitted by law.

Item 11.  Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table reflects, as of the date of this Annual Report, the beneficial common stock ownership of: (a) each of our directors, (b) each named executive officer, (c) each person known by us to be a beneficial holder of 5% or more of our common stock, and (d) all of our executive officers and directors as a group.

Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated, the principal address of each listed executive officer and director is 13000 South Spring Street, Los Angeles, California 90061.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)

Directors and Named Executive Officers
Christopher J. Reed (2)	3,200,000	44.80
Judy Holloway Reed (2)	3,200,000	44.80
Mark Harris (3)	4,250	*
Dr. Daniel S.J. Muffoletto, N.D.	0	0
Michael Fischman	0	0
Robert T. Reed, Jr. (4)	391,250	5.39
Directors and executive officers as a group (8 persons) (5)	3,731,000	50.47

5% or greater stockholders
Joseph Grace (6)	500,000	7.00
Robert T. Reed, Sr.	394,044	5.52

* Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the date of this Annual Report, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 7,143,185 shares of common stock outstanding as of the date of this Annual Report.

(2)
Christopher J. Reed and Judy Holloway Reed are husband and wife. The same number of shares of common stock is shown for each of them, as they may each be deemed to be the beneficial owner of all of such shares. These shares have been pledged as collateral to Robert T. Reed, Jr. to secure a pledge of Mr. Reed of his shares as collateral for a line of credit extended to us.

(3)
Consists of: (i) 250 shares of common stock, and (ii) 4,000 shares of common stock, which can be converted at any time from 1,000 shares of Series A preferred stock. The address for Mr. Harris is 160 Barranca Road, Newbury Park, California 91320.

(4)
Consists of (i) 281,250 shares of common stock, (ii) options exercisable into 50,000 shares of common stock, and (iii) 60,000 shares of common stock, which can be converted at any time from 15,000 shares of Series A preferred stock. Does not include options to purchase up to 30,000 shares of common stock which vest in portions through the period ending December 2009.

(5)
Includes three executive officers (including Robert T. Reed, Jr., our Executive Vice-President and National Sales Manager - Mainstream (see footnote 4 above), Robert Lyon, our Vice President Sales - Special Projects (options to purchase up to 60,000 shares) and Eric Scheffer, our Vice President and National Sales Manager - Natural Foods (500 shares and options to purchase up to 75,000 shares) who beneficially own in the aggregate of 526,750 shares of common stock. Does not include options to purchase up to 85,000 shares of common stock which vest in portions through the period ending December 2009.

(6)	The address for Mr. Grace is 1900 West Nickerson Street, Suite 116, PMB 158, Seattle, Washington 98119.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2006, with respect to options outstanding and available under the 2001 Plan and certain other outstanding options:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a)) (c)

Equity compensation plans approved by security holders	291,000	$4.00	209,000
Equity compensation plans not approved by security holders	240,451	$2.57	Not applicable

TOTAL	531,451	$3.35	209,000

Item 12.  Certain Relationships and Related Transactions, and Director Independence

We had three loans payable to Robert T. Reed, Sr., the father of our founder, President and Chief Executive Officer, Christopher J. Reed, in the aggregate principal amount of $252,358. These loans were made at various times between 1991 and 2003.

In November and December 2006, we issued an aggregate of 131,544 shares of common stock to Robert T. Reed, Sr., with respect to the conversion of an aggregate of $263,089 of the obligations, including $177,710 of principal and $85,379 of accrued interest, on such notes. In addition, we repaid $74,648 of principal and $25,625 of accrued interest, on the balance of such notes.

We had issued warrants to Mr. Reed to purchase up to 262,500 shares at $0.02 for his work in 1991 in helping the start up of our company. The original term of the warrants was until December 31, 1997. We extended the term of these warrants twice, once to December 31, 2000 and again to June 1, 2005. These extensions were granted in consideration of the extensions Mr. Reed had granted us on the repayment of his various loans made to us. These warrants were exercised in full on May 31, 2005.

In September 2004, Robert T. Reed Jr., our Vice President and National Sales Manager - Mainstream and a brother of Christopher J. Reed, pledged certain securities (which do not include any of our securities which are owned by Mr. Reed) in his personal securities account on deposit with Merrill Lynch as collateral for repayment of the line of credit. The amount of the line of credit is based on a percentage value of such securities. At December 31, 2006, the outstanding balance on the line of credit was $-0-, and there was approximately $701,000 available under the line of credit. The line of credit bears interest at a rate of 3.785% per annum plus LIBOR (9.1% as of December 31, 2006). In consideration for Mr. Reed’s pledging his stock account at Merrill Lynch as collateral, we have agreed to pay Mr. Reed 5% per annum of the amount we borrow from Merrill Lynch, as a loan fee. During the years ended December 31, 2006 and 2005, we paid Mr. Reed $28,125 and $15,250, respectively, under this agreement. In addition, Christopher J. Reed has pledged all of his shares of common stock to Robert T. Reed, Jr. as collateral for the shares pledged by Robert T. Reed, Jr.

We believe that the terms of each of the foregoing transactions were as favorable to us as the terms that would have been available to us from unaffiliated parties.

Beginning in January 2000, we extended an interest-free line of credit to one of our consultants, Peter Sharma, III who was a member of our board until January 27, 2006. In July 2005, a repayment schedule began at $1,000 per month and was to end with a balloon payment for the remaining balance, due on December 31, 2007. As of December 31, 2005, management has chosen to reserve the entire amount of the outstanding balance of $124,210. Management is pursuing collection efforts. Mr. Sharma was a registered representative of Brookstreet Securities Corporation until May 4, 2006. Brookstreet was one of the underwriters in our initial public offering. Mr. Sharma received compensation of approximately $28,000 through his former relationship with Brookstreet.

At the time of each of the transactions listed above, except for the loan in October 2003 from Robert T. Reed, Sr., we did not have any independent directors to ratify such transactions.

In 2005, we added three independent directors to our board. We will maintain at least two independent directors on our board in the future. The Board of Directors, inclusive of at least a majority of these independent directors, who did not have an interest in the transactions and had access, at our expense, to our or independent legal counsel, resolved to reauthorize all material ongoing and past transactions, arrangements and relationships listed above. In addition, all future material affiliated transactions and loans: (i) will be made or entered into on terms that are no less favorable to us than those that can be obtained from unaffiliated third parties, (ii) and any forgiveness of loans must be approved by a majority of our independent directors who do not have an interest in the transactions and who have access, at our expense, to our or independent legal counsel, and (iii) will comply with the Sarbanes-Oxley Act and other securities laws and regulations.

From August 3, 2005 through April 7, 2006, we issued 333,156 shares of common stock in connection with this offering. The shares may have been issued in violation of federal or state securities laws, or both, and may be subject to rescission. On August 12, 2006, we made a rescission offer to all holders of the outstanding shares that we believe are subject to rescission, pursuant to which we offered to repurchase these shares then outstanding from the holders. At the expiration of our rescission offer on September 18, 2006, the rescission offer was accepted by 32 of the offerees to the extent of 28,420 shares for an aggregate of $118,711.57, including statutory interest. This exposure amount was calculated by reference to the acquisition price of $4.00 per share for the common stock in connection with the earlier offering, plus accrued interest at the applicable statutory rate. If our rescission offer had been accepted by all offerees, we would have been required to make an aggregate payment to the holders of these options and shares of up to approximately $1,332,624, plus statutory interest.

We had entered into agreements with Mark Reed and Robert T. Reed, Jr. (the “designated purchasers”) that they would irrevocably commit to purchase up to all of the shares in the rescission offer that are tendered to us for rescission. Each of the designated purchasers is a brother of Christopher J. Reed, our Chief Executive Officer, Chief Financial Officer and the Chairman of the Board of Directors. Robert T. Reed, Jr. also is our Vice President and National Sales Manager - Mainstream and a beneficial owner of approximately 5.39% of our common stock. We assigned to the designated purchasers the right to purchase any rescission shares at 100% of the amount required to pay the rescission price under applicable state law. Mark Reed agreed to purchase all of the rescission shares from stockholders who accepted the rescission offer. The shares that were tendered for rescission were agreed to be purchased by others and not from our funds. The rescission shares, purchased by the designated purchasers in the rescission offer, are deemed to be registered shares for the benefit of the designated purchasers pursuant to the registration statement filed by us relating to the rescission offer under the Securities Act, effective as of the commencement date of the rescission offer without any further action on the part of the designated purchasers. There are no assurances that we will not be subject to penalties or fines relating to these issuances. We believe our anticipated rescission offer could provide us with additional meritorious defenses against any future claims relating to these shares. This transaction was ratified by a majority of our independent directors who did not have an interest in the transactions and who had access, at our expense, to our or independent legal counsel.

Item 13 Exhibits

The following exhibits are included herein or incorporated herein by reference:

3.1	Certificate of Incorporation [1]
3.2	Amendment to Certificate of Incorporation [1]
3.3	Certificate of Designations [1]
3.4	Certificate of Correction to Certificate of Designations [1]
3.5	Bylaws, as amended [1]
4.1	Form of common stock certificate [1]
4.2	Form of Series A preferred stock certificate [1]
4.3	2001 Employee Stock Option Plan [1]
4.4	Convertible promissory notes issued to investors [1]
4.5	Amendment to Promissory Note [1]
10.1	Purchase Agreement for Virgil’s Root Beer [1]
10.2	Brewing Agreement dated as of May 15, 2001 between the Company and The Lion Brewery, Inc. [1]
10.3	Loan Agreement with U.S. Bank National Association for purchase of the Brewery [1]
10.4	Loan Agreement with U.S. Bank National Association for improvements at the Brewery [1]
10.5	Loan Agreement with Bay Business Credit [1]
10.6	Credit Agreement with Merrill Lynch [1]
10.7	Form of Promotional Share Lock-In Agreement 1
10.7(a)	Promotional Share Lock-In Agreement For Christopher J. Reed [1]
10.7(b)	Promotional Share Lock-In Agreement For Robert T. Reed, Jr. [1]
10.7(c)	Promotional Share Lock-In Agreement For Robert T. Reed, Sr. [1]
10.7(d)	Promotional Share Lock-In Agreement For Peter Sharma, III [1]
10.7(e)	Promotional Share Lock-In Agreement For Joseph Grace [1]
10.7(f)	Promotional Share Lock-In Agreement for Judy Holloway Reed [1]
10.7(g)	Promotional Share Lock-In Agreement for Eric Scheffer [1]
10.7(h)	Promotional Share Lock-In Agreement for Mark Harris [2]
10.8	Loan Agreement dated September 28, 2004 with Bay Business Credit [1]
10.9	Sirius/Pureprophet, Ltd. Vendor’s Credit Line Agreement with Original Beverage Corp. [1]
10.10	Terms Of Amortization for Peter Sharma III for Sirius/Pureprophet, Ltd. - Vendor’s Credit Line Agreement with Original Beverage Corp. [1]
10.11	Co-Sign Agreement [1]
10.12	Loan Agreement with Robert T. Reed, Sr. [1]
10.13	Loan Agreement with William Holiman [1]
10.14	Loan Agreement with Bay Business Credit [1]
10.15	Loan Agreement with Robert T. Reed, Sr. [1]
10.16	Loan Agreement with Robert T. Reed, Sr. [1]
10.17	Amendment to Loan Agreement with Bay Business Credit [1]
10.18	Suspension of Loan Payment Agreement with Robert T. Reed, Sr. [1]
10.19	Agreement to Assume Repurchase Obligations [2]
10.20	Loan and Security Agreement with Business Alliance Capital Corporation dated June 3, 2005, and Amendment No. 1 thereto dated June 29, 2006 [2]
14.1	Code of Ethics [2]
21	Subsidiaries of Reed’s, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Filed as part of the Registrant’s Registration Statement on Form SB-2 (File No. 333-120451).
2. Filed as part of the Registrant’s Registration Statement on Form SB-2 (File No. 333-135186).

Item 14.  Principal Accounting Fees and Services

Weinberg & Company, P.A. (“Weinberg”) was our independent registered public accounting firm for the years ended December 31, 2006 and 2005.

The following table shows the fees paid or accrued by us for the audit and other services provided by Weinberg for the years ended December 31, 2006 and 2005.

	2006	2005

Audit Fees	$153,000	$144,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$153,000	$144,000

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Audit Fees

Services provided to us by Weinberg with respect to such periods consisted of the audits of our financial statements and limited reviews of the financial statements included in Quarterly Reports on Form 10-QSB. Weinberg also provided services with respect to the filing of our registration statements in 2005 and 2006. Charges by Weinberg with respect to these matters aggregated approximately $153,000 and $144,000, respectively, for the years ended December 31, 2006 and 2005.

Audit Related Fees

Weinberg did not provide any professional services to us with which would relate to “audit related fees.”

Tax Fees

Weinberg did not provide any professional services to us with which would relate to “tax fees.”

All Other Fees

Weinberg did not provide any professional services to us with which would relate to “other fees.”

Audit Committee Pre-Approval Policies and Procedures

Under the SEC’s rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent registered public accounting firm in order to ensure that they do not impair the auditors’ independence. The Commission’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent registered public accounting firm.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent registered public accounting firm to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2007	REED’S, INC. a Delaware corporation

	By:	/s/ Christopher J. Reed
Christopher J. Reed Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. REED	Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board of Directors	April 13, 2007
Christopher J. Reed	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ JUDY HOLLOWAY REED	Director	April 13, 2007
Judy Holloway Reed

/s/ MARK HARRIS	Director	April 13, 2007
Mark Harris

/s/ DANIEL S.J. MUFFOLETTO	Director	April 13, 2007
Daniel S.J. Muffoletto

/s/ MICHAEL FISCHMAN	Director	April 13, 2007
Michael Fischman