Form 10QSB
period 2007-03-31
REEDS INC
filed 2007-05-15
CIK 1140215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number

Commission file number: 000-32501

REED'S INC.
(Exact name of registrant as specified in its charter)

Delaware	35-2177773
(State of incorporation)	(I.R.S. Employer Identification No.)

13000 South Spring St.	Los Angeles, Ca. 90061
(Address of principal executive offices)	(Zip Code)

(310) 217-9400
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

There were 7,153,225 shares of the registrant's common stock outstanding as of  May 11, 2007.

Transitional Small Business Disclosure Format (Check one) Yes ☐  No ☒

Part I - Financial Information

Item 1. Financial Statements

REED’S, INC

CONDENSED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$469,643	$1,638,917
Restricted cash	1,726,120	1,580,456
Inventory	1,990,554	1,511,230
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $173,253 as of March 31, 2007 and December 31, 2006	1,369,389	1,183,763
Other receivables	36,461	24,811
Prepaid expenses	246,318	164,462

Total Current Assets	5,838,485	6,103,639
Property and equipment, net of accumulated depreciation of $701,901 as of March 31, 2007 and $663,251 as of December 31, 2006	1,928,137	1,795,163

OTHER ASSETS
Brand names	800,201	800,201
Other intangibles, net of accumulated amortization of $4,653 as of March 31, 2007 and $4,467 as of December 31, 2006	13,960	14,146
Deferred costs	82,585	-
Total Other Assets	896,746	814,347

TOTAL ASSETS	$8,663,368	$8,713,149

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,823,811	$1,695,014
Bank overdraft	224,872	-
Lines of credit	1,354,896	1,355,526
Current portion of long term debt	175,720	71,860
Accrued interest	7,818	27,998
Accrued expenses	125,741	118,301

Total Current Liabilities	3,712,858	3,268,699

Long term debt, less current portion	835,240	821,362

Total Liabilities	4,548,098	4,090,061

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $10.00 par value, 500,000 shares authorized, 58,940 issued and outstanding at March 31, 2007 and December 31, 2006, liquidation preference of $10.00 per share	589,402	589,402
Common stock, $.0001 par value, 11,500,000 shares authorized, 7,143,185 shares issued and outstanding at March 31, 2007 and December 31, 2006	714	714
Additional paid in capital	9,515,242	9,535,114
Accumulated deficit	(5,990,088)	(5,502,142)

Total stockholders’ equity	4,115,270	4,623,088

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,663,368	$8,713,149

See accompanying Notes to Condensed Financial Statements

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three months ended (Unaudited)
	March 31,	March 31,
	2007	2006

SALES	$3,012,690	$1,979,272
COST OF SALES	2,473,068	1,688,876

GROSS PROFIT	539,622	290,396

OPERATING EXPENSES
Selling	554,165	287,158
General & Administrative	449,343	272,228
Total Operating Expenses	1,003,508	559,386

LOSS FROM OPERATIONS	(463,886)	(268,990)
OTHER INCOME (EXPENSE)
Interest Income	23,491	-
Interest Expense	(47,551)	(100,607)
Total Other Income (Expense)	(24,060)	(100,607)

NET LOSS	$(487,946)	$(369,597)

LOSS PER SHARE — Basic and Diluted	$(0.07)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	7,143,185	5,157,077

See accompanying Notes to Condensed Financial Statements

REED’S INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2007 (Unaudited)

	Common Stock		Preferred Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2007	7,143,185	$714	58,940	$589,402	$9,535,114	$(5,502,142)	$4,623,088
Public offering expenses	-	-	-	-	(45,000)	-	(45,000)
Fair value of options issued to employees	-	-	-	-	25,128	-	25,128
Net Loss for the three months ended March, 31, 2007	-	-	-	-	-	(487,946)	(487,946)

Balance, March 31, 2007	7,143,185	$714	58,940	$589,402	$9,515,242	$(5,990,088)	$4,115,270

See accompanying Notes to Condensed Financial Statements

REED’S INC.

CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended (Unaudited)
	March 31, 2007	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(487,946)	$(369,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,836	34,918
Fair value of options issued to employees	25,128	-
Changes in operating assets and liabilities:
Accounts receivable	(185,626)	(207,103)
Inventory	(479,324)	(212,673)
Prepaid Expenses	(81,856)	36,303
Other receivables	(11,650)	1,200
Accounts payable	128,797	199,140
Accrued expenses	7,440	19,976
Accrued interest	(20,180)	6,408

Net cash used in operating activities	(1,066,381)	(491,428)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(145,664)	-
Purchase of property and equipment	(171,624)	(19,271)
Net cash used in investing activities	(317,288)	(19,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from long term debt borrowings	163,276	-
Increase in bank overdraft	224,872	-
Principal payments on debt	(45,538)	(28,703)
Proceeds received on sale of common stock	-	811,955
Net borrowing (payment) on lines of credit	(630)	93,993
Payment for public offering expenses	(45,000)	-
Payments for Deferred stock offering costs	-	(198,833)
Deferred costs	(82,585)	-

Net cash provided by financing activities	214,395	678,412

NET (DECREASE)INCREASE IN CASH	(1,169,274)	167,713
CASH — Beginning of period	1,638,917	27,744

CASH — End of period	$469,643	$195,457

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$67,732	$94,199

Taxes	$-	$-

See accompanying Notes to Condensed Financial Statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006 (UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reeds, Inc. (the Company), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2007 and the results of operations and cash flows for the three months ended March 31, 2007 and 2006. The balance sheet as of December 31, 2006 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report, Form 10-KSB, as filed with the Securities and Exchange Commission on April 16, 2007.

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

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007.

Income (Loss) per Common Share

Basic income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. As the Company had a loss in the three month period ended March 31, 2007 and 2006, basic and diluted loss per share are the same because the inclusion of common share equivalents would be anti-dilutive. At March 31, 2007 and 2006, potentially dilutive securities consisted of convertible preferred stock, common stock options and warrants to acquire an aggregate of 1,461,500 and 1,276,159 shares, respectively.

Adoption of New Accounting Policy

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for five years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The adoption of this SFAS has not had a material change on the Company’s results of operations, financial position, or cash flows.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for years beginning after November 15, 2007. Management believes the adoption will not have a material impact on the Company’s results of operations, financial position or cash flow.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the $100,000 guarantee during the three months ended March 31, 2007.

During the three months ended March 31, 2007 and 2006 the Company had two customers, which accounted for approximately 39% and 16% and 45% and 18% of sales, respectively . No other customers accounted for more than 10% of sales in either year. As of March 31, 2007, the Company had $329,284and $168,720, respectively of accounts receivable from these customers.

2.	Restricted Cash

Restricted cash consists of $1,596,120 relating to an arrangement in effect at December 31, 2006, as previously disclosed in our 10-KSB filing and $130,000 of the amount relates to a certificate of deposit which secures a note payable the Company originated in February 2007, in the amount of $130,000, see Note 4. This deposit cannot be withdrawn until the note is paid in full. The note is scheduled to mature in February 2008.

3.	Inventory

Inventory consists of the following at March 31, 2007

Raw Materials	$737,650
Finished Goods	1,252,904
$1,990,554

4.	Long term debt

In February 2007, the Company originated a note payable with a bank in the amount of $130,000. The note matures in February 2008. The note requires 11 principal payments of $2,167 and one final payment in February 2008 of $106,674. The note carries a 5.50% interest rate and is secured by a certificate of deposit with the bank in the amount of $130,000 (see Note 2). The bank may offset the certificate of deposit against the loan balance and the monies cannot be withdrawn until the loan is repaid in full.

In January and February 2007, the Company originated two car loans for $33,276. The loans have interest rates ranging from 8.85% to 9.4%. The loans have monthly payments of approximately $298 and $352 and mature in 2012 and 2013.

5.	Stock Based Compensation

The impact on our results of operations of recording stock-based compensation for the three-month period ended March 31, 2007 and 2006 was to increase selling expenses by $25,127 and $0, respectively. As of March 31, 2007, the Company had  unvested options of 134,000, which will be reflected as compensation cost, estimated to be $284,994, over the remaining vesting period of five years.

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three months ended March 31, 2007:

Risk-free interest rate	4.76%
Expected lives (in years)	5.00
Dividend yield	0%
Expected volatilty	70%

Expected volatility is based on the volatilities of public entities which are in the same industry as the Company. For purposes of determining the expected life of the option, the full contract life of the option is used. The risk-free rate for periods within the contractual life of the options is based on the U. S. Treasury yield in effect at the time of the grant.

The following table summarizes stock option activity for the three months ended March 31, 2007 :

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	363,500	$3.84
Granted	49,000	$3.54		—
Exercised	—	—		—
Outstanding at March 31, 2007	412,500	$3.81	3.7	$979,450
Exercisable	278,500	$3.79	3.2	$664,630

Stock options granted under our equity incentive plans generally vest over three years from the date of grant, 1/3 per year and generally expire five years from the date of grant. The weighted average exercise price of stock options granted during the period was $3.54 per share and the related weighted average grant date fair value was $2.18 per share.

A summary of warrant activity as March 31, 2007 and changes during the three months then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	813,241	$3.74
Granted	—	—
Exercised	—
Forfeited or expired	—
Outstanding at March 31, 2007	813,241	$3.74	2.7	$2,068,482
Exercisable at March 31, 2007	613,241	$2.80	2.1	$2,068,482

6.	Subsequent Events

Subsequent to March 31, 2007, 10,040 shares of common stock were issued. 9,600 shares of common stock were issued in accordance with the conversion privileges of certain preferred stockholders. Accordingly, 2,400 shares of preferred stock were converted to common stock. In addition, 440 shares of common stock were issued to employees as a bonus.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB, or the Report, are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Reed’s, Inc., a Delaware corporation (referred to in this Report as “we,” “us,” or “our””) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

In accordance with SFAS No. 142, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the three months ended March 31, 2007 or March 31, 2006.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the three months ended March 31, 2007 or 2006.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net sales increased by $1,033,418 or 52.2%, from $1,979,272 in the first three months ended March 31, 2006 to $3,012,690 in the first three months ended March 31, 2007. The Reed’s Ginger Brew product line increased by 37.2% from $1,078,722 in the first three months ended March 31, 2006 to $1,480,499 in the first three months ended March 31, 2007. Sales of our Virgil’s Root Beer 12 ounce bottles and our new Virgil’s Cream soda increased by 38.0% from $678,165 to $935,675. Candy sales increased by $51,406 or 25.0% from $205,886 in the first three months ended March 31, 2006 to $257,292 in the first three months ended March 31, 2007. Ice cream sales decreased by 9.7% from $36,384 in the first three months ended March 31, 2006 to $32,868 in the first three months ended March 31, 2007. Cost of sales increased by $784,192 or 46.4%, from $1,688,876 in the first three months ended March 31, 2006 to $2,473,068 in the first three months ended March 31, 2007. As a percentage of net sales, cost of sales decreased from 85.3% in the first three months ended March 31, 2006 to 82.1% in the first three months ended March 31, 2007. Increase in costs of sales dollars was primarily due to a larger production volume and increases in exchange rate conversion (1.9%), and costs of packaging (3.6%), production co-pack (0.7%) and laboratory testing (0.1%), offset by decreases in costs of ingredients (-1.0%), production supplies by (-0.1%), production workers compensation insurance (-0.4%) due to improved pricing arrangements, and production lease expense (-0.2%) as a result of the expiration of a lease on certain equipment as to which we exercised an option to purchase the equipment for $8,080.

Gross profit increased by $249,226 or 85.8% from $290,396 in the first three months ended March 31, 2006 to $539,622 in the first three months ended March 31, 2007. As a percentage of net sales, gross profit increased from 14.7% in the first three months ended March 31, 2006 to 17.9% in the first three months ended March 31, 2007. Fuel price increases have driven costs of production and packaging. We intend to focus our attention on reducing these costs. In 2006, we were able to reduce freight expenses at a time of rapidly rising fuel costs. Currently, we are looking at alternative production plants to reduce production costs, our largest expense, and we are aggressively negotiating packaging and raw material prices.

Operating expenses increased by $444,122 or 79.4% from $559,386, in the first three months ended March 31, 2006 to $1,003,508in the first three months ended March 31, 2007. Operating expenses increased as a percentage of net sales from 28.3% in the first three months ended March 31, 2006 to 33.3% in the first three months ended March 31, 2007. The increase was primarily due to increases in repairs and maintenance (0.1%), sales salaries and commissions as a result of an increase in our sales force (3.1%), sales expenses (0.6%) and legal and accounting costs (2.2%) due to the costs associated with being a public reporting company. These increases were offset by decreases in office expenses (-0.1%), office payroll, benefits and insurance (-3.4%), bank charges (-0.4%) and utilities (-0.3%).

Interest expense decreased by $53,056 or 52.7%, from $100,607 in the first three months ended March 31, 2006 to $47,551 in the first three months ended March 31, 2007. The decrease in interest expense was due to the payoff of BACC, Merrill Lynch, Sandler, Johnson and R. T. Reed Sr. loans. As a result of the foregoing, we experienced a net loss of $487,946 or 16.2% of net sales in the first three months ended March 31, 2007 compared to $369,597 or 18.7% in the first three months ended March 31, 2006. Accordingly, we experienced a net loss of $(0.07) per share in each of the first three months ended March 31, 2006 and 2007. Our loss per share remained the same in the two periods, despite the rise in net loss, due to the increase in the number of our outstanding shares as a result of our initial public offering.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution, and cash generated from operations. In 2006 we completed our initial public offering which sold 2,000,000 at $4.00 per share.

As of March 31, 2007, we had an accumulated deficit of $5,990,088 and we had working capital of $2,125,627, compared to working capital of $2,834,940 as of December 31, 2006. Cash and cash equivalents were $469,643 as of March 31, 2007, as compared to $1,638,917 as of December 31, 2006. This decrease in our working capital and cash position was primarily attributable to our loss from operations.

Net cash used in operating activities during the three months ended March 31, 2007 was $1,066,381 which was due primarily to our net loss of $487,946 and net increases in our accounts receivable and inventory offset by increases in accounts payable.

We used $317,288 of cash in investing activities as we transferred $145,664 of cash to a restricted account, to secure the payment of a bank note payable, due in February 2008, and the purchase of vehicles, machinery and equipment and a computer system totaling $171,624.

Net cash provided by financing activities during the three months ended March 31, 2007 was $214,395. The primary components of that were: the payment of $45,000 for underwriting costs associated with our 2006 initial public offering, the payment of $82,585 for deferred costs, and long term debt repayments of $45,538, offset by increased long term borrowings of $163,276 and a bank overdraft of $224,872.

As of March 31, 2007, we had outstanding borrowings of $1,354,896 under our lines of credit agreements. We have availability under our lines of credit of approximately $896,000.

•
We have an unsecured $50,000 line of credit with US Bank which expires in December 2009. Interest is payable monthly at the prime rate, as published in the Wall Street Journal, plus 12% per annum. Our outstanding balance was $24,120 at March 31, 2007 and there was $25,880 available under the line of credit. The interest rate in effect at March 31, 2007 was 9.75%.

•
We have a line of credit with Merrill Lynch. Robert T. Reed, Jr., our Vice President and National Sales Manager - Mainstream and a brother of our Chief Executive Officer, Christopher J. Reed, has pledged certain securities (which do not include any of our securities which are owned by Mr. Reed) in his personal securities account on deposit with Merrill Lynch as collateral for repayment of the line of credit. The amount of the line of credit is based on a percentage value of such securities. At March 31, 2007, the outstanding balance on the line of credit was $-0-, and there was approximately $701,000 available under the line of credit. The line of credit bears interest at a rate of 3.785% per annum plus LIBOR (9.1% as of March 31, 2007). In consideration for Mr. Reed’s pledging his stock account at Merrill Lynch as collateral, we have agreed to pay Mr. Reed 5% per annum of the amount we borrow from Merrill Lynch, as a loan fee. In addition, Christopher J. Reed has pledged all of his shares of common stock to Robert T. Reed, Jr. as collateral for the shares pledged by Robert T. Reed, Jr.

•
We have a line of credit with California United Bank. This line of credit allows us to borrow a maximum amount of $1,500,000. As of March 31, 2007, the amount borrowed on this line of credit was $1,330,776. The interest rate on this line of credit is Prime, which was 8.25% at March 31, 2007. The line of credit expires in June 2008. This revolving line of credit is secured by all Company assets, except real estate. In addition, we have assigned a security interest in a deposit account at the bank. The amount of the deposit and the security interest is $1,575,000 and may be offset by the bank against any balance on the line of credit. The deposit cannot be withdrawn during the term of the line of credit. We may terminate the line of credit arrangement at any time, without penalty. As of March 31, 2007, we had approximately $169,000 of availability on this line of credit. During the term of this line of credit, we are required to have a minimum stockholders’ equity balance of $1,500,000.

At March 31, 2007, we did not have any material commitments for capital expenditures.

Management recognizes that operating losses negatively impact liquidity and is working on decreasing operating losses, while focusing on increasing net sales. Management believes our current cash position and lines of credit will be sufficient to enable us to meet our cash needs through at least the end of 2007. We have had a history of operating losses. We may not generate sufficient revenues from product sales in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we eventually may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion and marketing and product development plans. In addition, our losses may increase in the future as we expand our manufacturing capabilities and fund our marketing plans and product development. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. If we are unable to achieve profitability, the market value of our common stock will decline and there would be a material adverse effect on our financial condition.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No.159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for years beginning after November 15, 2007. Management believes the adoption will not have a material impact on the Company’s results of operations, financial position or cash flow.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements,"which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The adoption of this SFAS has not had a material change on the Company's results of operations, financial position, or cash flows.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation has a material effect on our results of operations.

Item 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended)

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2007, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II

Item 1. Legal Proceedings

Reference is made to Item 3, part I, Legal Proceedings, in our Annual Report on Form 10-KSB for the year ended December 31, 2006 for descriptions of our legal proceedings.

Except as set forth in such disclosure, we believe that there are no material litigation matters at the current time. Although the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such claims and proceedings will not have a material adverse impact on our financial position, liquidity, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

None of the proceeds were paid to directors, officers, affiliates or stockholders owning 10% or more of our common stock. We used approximately $340,000 of the proceeds to pay expenses associated with our rescission offer, as described below. This may be deemed to represent a material change from the estimated use of proceeds contained in the final prospectus relating to our initial public offering. The following table sets forth the uses of approximately $7,524,000 of the proceeds from our initial public offering, as of March 31, 2007:

Commissions related to the public offering (1)	$800,000
Other offering expenses (2)	830,000
Expenses related to the rescission offer (3)	340,000
Investment in a restricted money market account (4)	1,705,000
Payment to reduce line of credit (5)	720,000
Payment of accounts payable and current operating expenses (6)	2,298,000
Costs of hiring of additional sales personnel (7)	617,000
New product launch costs (8)	4,000
Sales delivery vehicles (9)	20,000
Brand advertising (10)	101,000
New computer system and brewery equipment (11)	89,000
Total estimated proceeds used	$7,524,000

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

(4) These funds were deposited in restricted money market accounts in order to secure a line of credit with California United Bank and a note payable to City National Bank.

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

(10) These funds were used to advertise our products.

(11) These funds were used to purchase a new computer system and brewery equipment.

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

SIGNATURE

In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reeds, Inc.

/s/ Christopher J. Reed
Christopher J. Reed Chief Executive Officer, President and Chief Financial Officer

May 15, 2007