Form 10QSB
period 2007-06-30
REEDS INC
filed 2007-08-20
CIK 1140215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from__ to___
Commission file number

Commission file number: 001-32501
----------

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
There were 8,701,045 shares of the registrant's common stock outstanding as of  August 15, 2007.

Transitional Small Business Disclosure Format (Check one)  Yes ☐   No ☒

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S, INC

CONDENSED BALANCE SHEETS

ASSETS

	June 30, 2007 (Unaudited)	December 31, 2006

CURRENT ASSETS
Cash	$7,178,413	$1,638,917
Restricted cash	1,590,929	1,580,456
Inventory	1,970,957	1,511,230
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $188,000 as of June 30, 2007 and $173,253 as of December 31, 2006	1,365,559	1,183,763
Other receivables	143,388	24,811
Prepaid expenses	133,299	164,462
Total Current Assets	12,382,545	6,103,639

Property and equipment, net of accumulated depreciation of $744,785 as of June 30, 2007 and $663,251 as of December 31, 2006	2,124,260	1,795,163

OTHER ASSETS
Brand names	800,201	800,201
Other intangibles, net of accumulated amortization of $4,840 as of June 30, 2007 and $4,467 as of December 31, 2006	13,774	14,146
Total Other Assets	813,975	814,347

TOTAL ASSETS	$15,320,780	$8,713,149

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,421,222	$1,695,014
Lines of credit	1,523,438	1,355,526
Current portion of long term debt	43,936	71,860
Accrued interest	8,703	27,998
Accrued expenses	76,754	118,301
Total Current Liabilities	3,074,053	3,268,699

Long term debt, less current portion	830,205	821,362

Total Liabilities	3,904,258	4,090,061

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $10 par value, 500,000 shares authorized, 55,540 shares outstanding at June 30, 2007 and 58,940 shares at December 31, 2006	555,402	589,402
Common stock, $.0001 par value, 11,500,000 shares authorized, 8,701,045 shares issued and outstanding at June 30, 2007 and 7,143,185 at December 31, 2006	870	714
Additional paid in capital	17,571,155	9,535,114
Accumulated deficit	(6,710,905)	(5,502,142)

Total stockholders’ equity	11,416,522	4,623,088

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,320,780	$8,713,149

See accompanying Notes to Condensed Financial Statements

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

SALES	$3,472,360	$3,157,818	$6,485,050	$5,137,089
COST OF SALES	2,791,932	2,589,864	5,265,000	4,278,741

GROSS PROFIT	680,428	567,954	1,220,050	858,348

OPERATING EXPENSES
Selling	888,104	313,462	1,442,269	600,619
General & Administrative	450,148	743,982	899,491	1,016,210
Total Operating Expenses	1,338,252	1,057,444	2,341,760	1,616,829

LOSS FROM OPERATIONS	(657,824)	(489,490)	(1,121,710)	(758,481)
OTHER INCOME (EXPENSE)
Interest Income	29,109	-	52,600	--
Interest Expense	(64,330)	(97,748)	(111,883)	(198,354)
Total Other Income (Expense)	(35,221)	(97,748)	59,283	(198,354)

NET LOSS	(693,045)	(587,238)	(1,180,993)	(956,835)

Preferred stock dividend	(27,770)	(29,470)	(27,770)	(29,470)

Net loss attributable to common shareholders	$(720,815)	$(616,708)	$(1,208,763)	$(986,305)

LOSS PER SHARE- Available to Common Stockholders Basic and Diluted	$(.10)	$(.12)	$(.17)	$(.19)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	7,403,777	5,322,755	7,274,201	5,239,913

See accompanying Notes to Condensed Financial Statements

REED’S INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2007 (Unaudited)

	Common Stock			Preferred Stock
	Shares	Amount	Additional Paid in Capital	Shares	Amount	Accumulated Deficit	Total

Balance, January 1, 2007	7,143,185	$714	$9,535,114	58,940	$589,402	$(5,502,142)	$4,623,088
Fair Value of Common stock issued for services	440	-	3,783	-	-	-	3,783
Preferred Stock Dividend	3,820	1	27,769	-	-	(27,770)	-
Preferred stock conversion	13,600	1	33,999	(3,400)	(34,000)	-	-
Exercise of Warrants	40,000	4	104,996	-	-	-	105,000
Common stock issued for cash, net of offering costs	1,500,000	150	7,862,074				7,862,224
Public offering expenses	-	-	(45,000)	-	-	-	(45,000)
Fair value of vested options issued to employees	-	-	48,420	-	-	-	48,420
Net Loss for the six months ended June 30, 2007	-	-	-	-	-	(1,180,993)	(1,180,993)

Balance, June 30, 2007	8,701,045	$870	$17,571,155	55,540	$555,402	$(6,710,905)	$11,416,522

See accompanying Notes to Condensed Financial Statements

REED’S INC.

CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2007 and 2006
(Unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,180,993)	$(956,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense from stock issuance	3,783	--
Fair value of stock options issued to employees	48,420	--
Depreciation and amortization	81,907	58,684
Changes in operating assets and liabilities:
Accounts receivable	(181,796)	(447,578)
Inventory	(459,727)	(67,800)
Prepaid Expenses	31,163	(32,032)
Other receivables	(118,576)	4,296
Accounts payable	(273,792)	736,612
Accrued expenses	(41,547)	21,565
Accrued interest	(19,296)	17,951
Net cash used in operating activities	(2,110,454)	(665,137)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(410,631)	(36,969)
Increase in restricted cash	(10,473)	--
Net cash used in investing activities	(421,104)	(36,969)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds received from warrants exercise	105,000	--
Proceeds received from borrowings on long term debt	163,276	--
Principal payments on debt	(182,356)	(53,870)
Proceeds received on sale of common stock	9,000,000	1,002,779
Payments for stock offering costs	(1,182,777)	(237,287)
Net borrowing on lines of credit	167,911	17,508
Net cash provided by financing activities	8,071,054	729,130
NET INCREASE IN CASH	5,539,496	27,024
CASH — Beginning of period	1,638,917	27,744

CASH — End of period	$7,178,413	$54,768

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$131,176	$180,403

Taxes	$--	$--

Noncash Investing and Financing Activities:
Common stock to be issued in settlement of preferred stock dividend	$--	$29,470
Deferred stock offering costs charged to paid in capital	$--	$356,238
Preferred Stock converted to Common Stock	$34,000	$--
Common stock issued in settlement of preferred stock dividend	$27,770	$29,470

See accompanying Notes to Condensed Financial Statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
Six Months Ended June 30, 2007 and 2006 (UNAUDITED)

      1.   BASIS OF PRESENTATION

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reeds, Inc. (the Company), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2007 and the results of operations and cash flows for the six months ended June 30, 2007 and 2006. The balance sheet as of December 31, 2006 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007.

Income (Loss) per Common Share

Basic income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. As the Company had a loss in the three and six month periods ended June 30, 2007 and 2006, basic and diluted loss per share are the same because the inclusion of common share equivalents would be anti-dilutive. At June 30, 2007 and 2006, potentially dilutive securities consisted of convertible preferred stock, common stock options and warrants aggregating 2,412,896 and 1,276,159 common shares, respectively.

Adoption of New Accounting Policy

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The adoption of this SFAS has not had a material change on the Company’s results of operations, financial position, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for years beginning after November 15, 2007. Management believes the adoption will not have a material impact on the Company’s results of operations, financial position or cash flow.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the $100,000 guarantee during the six months ended June 30, 2007.

During the three months ended June 30, 2007 and 2006, the Company had two customers, which accounted for approximately 14% and 34% and 18% and 47% of sales, respectively. No other customers accounted for more than 10% of sales in either year.

During the six months ended June 30, 2007 and 2006, the Company had two customers, which accounted for approximately 15% and 36% and 18% and 46% of sales, respectively . No other customers accounted for more than 10% of sales in either year. As of June 30, 2007, the Company had approximately $187,000 and $498,000, respectively, of accounts receivable from these customers.

      2.      Restricted Cash

            The restricted cash of $1,590,929 relates to a collateral deposit for a line of credit facility.

      3.      Inventory

Inventory consists of the following at:

	June 30, 2007	December 31, 2006
Raw Materials	$757,787	$593,458
Finished Goods	1,213,170	917,772
	$1,970,957	$1,511,230

      4.      Long term debt

In February 2007, the Company originated a note payable with a bank in the amount of $130,000. The note matures in February 2008. The note requires 11 principal payments of $2,167 and one final payment in February 2008 of $106,674. The note carries a 5.50% interest rate and is secured by a certificate of deposit with the bank in the amount of $130,000. The bank may offset the certificate of deposit against the loan balance and the monies cannot be withdrawn until the loan is repaid in full. As of June 30, 2007, this loan had been paid in full and the certificate of deposit had been released of any restrictions.

In January and February 2007, the Company originated two car loans for $33,276. The loans have interest rates ranging from 8.85% to 9.4%. The loans have monthly payments of approximately $298 and $352 and mature in 2012 and 2013, respectively.

 5.           Stockholders’ Equity

From May 25, 2007 through June 15, 2007, the Company completed a private placement to accredited investors only, on subscriptions for the sale of 1,500,000 shares of common stock and warrants to purchase up to 749,995 shares of common stock, resulting in an aggregate of $9,000,000 of gross proceeds to the Company. The Company sold the shares at a purchase price of $6.00 per share. The warrants issued in the private placement have a five-year term and an exercise price of $7.50 per share. We paid cash commissions of $900,000 to the placement agent for the private placement and issued warrants to the placement agent to purchase up to 150,000 shares of common stock with an exercise price of $6.60 per share. We also issued additional warrants to purchase up to 15,000 shares of common stock with an exercise price of $6.60 per share and paid an additional $60,000 in cash to the placement agent as an investment banking fee. Total proceeds received, net of underwriting commissions and the investment banking fee and excluding other expenses of the private placement, was $8,040,000.

From April 1, 2007 through June 30, 2007, the following additional activity occurred with respect to our stockholders’ equity: 40,000 shares of common stock were issued from the exercise of 40,000 warrants and the Company received $105,000; 3,400 shares of preferred stock were converted into 13,600 shares of common stock in accordance with the conversion privileges of certain preferred stockholders; 440 shares of common stock were issued to employees as a bonus; and 3,820 shares of common stock were issued in payment of the $27,770 preferred stock dividend payable June 30, 2007.

      6.      Stock Based Compensation

The impact on our results of operations of recording stock-based compensation for the three-month period ended June 30, 2007 and 2006 was to increase selling expenses by $16,793 and $0, respectively, and increase general and administrative expenses by $6,500 and $0, respectively.

The impact on our results of operations of recording stock-based compensation for the six-month period ended June 30, 2007 and 2006 was to increase selling expenses by $41,920 and $0, respectively, and increase general and administrative expenses by $6,500 and $0, respectively. As of June 30, 2007, the Company has unvested options of 224,000, which will be reflected as compensation cost of approximately $576,100 over the remaining vesting period of three years.

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the six months ended June 30, 2007:

Risk-free interest rate	4.83%
Expected lives (in years)	5.00
Dividend yield	0%
Expected volatilty	70%

Expected volatility is based on the volatilities of public entities which are in the same industry as the Company. For purposes of determining the expected life of the option, the full contract life of the option is used. The risk-free rate for periods within the contractual life of the options is based on the U. S. Treasury yield in effect at the time of the grant.

The following table summarizes stock option activity for the six months ended June 30, 2007 :

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	363,500	$3.84	-	-
Granted	139,000	$5.90	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2007	502,500	$4.41	3.71	$1,441,225
Exercisable at June 30, 2007	278,500	$3.79	3.01	$962,625

Stock options granted under our equity incentive plans generally vest over three years from the date of grant, 1/3 per year and generally expire five years from the date of grant. The weighted average exercise price of stock options granted during the period was $5.90 per share and the related weighted average grant date fair value was $3.65 per share.

We calculated the fair value of each warrant award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the six months ended June 30, 2007:

Risk-free interest rate	5.10%
Expected lives (in years)	5
Dividend yield	0%
Expected volatilty	70%

Expected volatility is based on the volatilities of public entities which are in the same industry as the Company. For purposes of determining the expected life of the warrant, the full contract life of the warrant is used. The risk-free rate for periods within the contractual life of the options is based on the U. S. Treasury yield in effect at the time of the grant.

The following table summarizes warrant activity for the six months ended June 30, 2007 :

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	813,241	$3.74	-	-
Issued	914,995	$7.34	-	-
Exercised	(40,000)	$2.63	-	-
Outstanding at June 30, 2007	1,688,236	$5.72	3.81	$2,776,900
Exercisable at June 30, 2007	1,488,236	$5.60	3.74	$2,646,900

The warrants granted in 2007 were granted in connection with our private placement, see note 5, and were fully vested at issuance on June 15, 2007 and expire in June 2012. The weighted average exercise price of the warrants was $7.34. The weighted average issue date fair value was $4.26 per warrant, resulting in an aggregate fair value of $3,091,779. The accounting affect of this is to both include and deduct the amount from Additional Paid in Capital. All of the warrants issued to the investors, 749,995 warrants, include a call provision which the Company may exercise and will require the warrant holder, within 20 days written notice of the call provision being exercised by the Company, to exercise the warrants or have them expire. The Company may exercise its call provision anytime the Company’s common stock closes at or above $10.00 per share for a period of 10 consecutive trading days.

7.           Subsequent Events

In July 2007, the Company made an unsecured loan of $300,000 to an unaffiliated third party. The loan requires interest to be paid quarterly, at a rate of 7.5%. The principal is due in full in April 2008.

In August 2007, the Company acquired a property adjacent to its Los Angeles, CA location for approximately $1,730,000. The Company intends to use the facility to store finished goods inventory. No major renovations are expected to be made to the property in order for it to attain its intended use.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors included in our Annual Report on Form 10-KSB for the year ended December 31, 2006

Overview

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

The following table shows a breakdown of net sales with respect to our distribution channels for the fiscal years set forth in the table:

	Direct sales to large retailer accounts	% of total sales	Local direct distribution	% of total sales	Natural, gourmet and mainstream distributors	% of total	Total sales
2006	$1,853,439	18	$1,039,966	10	$7,590,948	72	$10,484,353
2005	1,536,896	16	751,999	8	7,181,390	76	9,470,285
2004	1,983,598	22	395,601	4	6,599,166	74	8,978,365

Historically, we have focused our marketing efforts on natural and gourmet food stores. More recently, we have expanded our marketing efforts to include more mainstream markets. These efforts included selling our products directly to:

•	large retail accounts, such as Costco, BJ Wholesale, and Cost Plus World Markets, and

•	the natural food section of mainstream national supermarket chains, such as Safeway, Kroger’s, Ralph’s and Bristol Farms.

In addition, we have introduced new products that include specialty beverage packaging options not typically available in the marketplace that have contributed to our growth in sales. These products include Virgil’s Cream Soda in a 12 ounce bottle, 5-liter “party keg” version of our Virgil’s Root Beer and Virgil’s Cream Soda and 750 ml. size bottles of our Reed’s Original Ginger Brew, Extra Ginger Brew and Spiced Apple Brew. In addition, in 2007, we launched Virgil’s Black Cherry Cream Soda and diet versions of Virgil’s Root Beer, Cream Soda and Black Cherry Cream Soda.

We gauge the financial success of our company using a number of different parameters. Because our industry typically values companies on a top-line basis, one of our main company goals is to increase net sales. Our net sales have increased each year during the period from 2002 to 2006, as follows:

	2002	2003	2004	2005	2006
Net sales	$6,400,000	$6,800,000	$9,000,000	$9,500,000	$10,500,000

For the six months ended June 30, 2007, our sales increased approximately $1,348,000 over the comparable period of the prior year, from approximately $5,137,000 to approximately $6,485,000.

We believe that the increase in net sales over this period comes from three factors:

•	successes in our Southern California direct distribution strategy,

•
increases in our core of national distribution to natural and gourmet food stores and mainstream supermarket chains, and increases in the mainstream distribution of our products. These include new distribution relationships in the following areas: Washington state, Oregon, New York, Massachusetts, New Hampshire, Connecticut, Pennsylvania, Ohio, Michigan, Minnesota and Colorado. We also are starting up a co branded marketing plan with these new distributors in these areas of the country.~~.~~ We hope to establish additional distributorship relationships in 10-20 new areas by the end of 2007, and

•	increases in our direct sales to large retailers.

Almost as important as increasing our net sales, is increasing our gross margin. We continue to work to reduce costs related to production of our products. However, while gross margins have increased, we have encountered difficulties in increasing our gross margins due to certain factors, including:

•	inefficiencies relating to the operation of the Brewery, our West Coast production facility, and

•	higher freight, glass and production expenses due to the increase in the cost of fuel and increases in the price of ingredients in our products.

In 2002, we purchased and outfitted the Brewery, in part to help reduce both production costs and freight costs associated with our west coast sales. Gross margins decreased from 24.8% in 2002 to 19.5% in 2003 as a principal result of the start-up of the Brewery. Gross margins increased to 20.9% in 2004 as a principal result of attaining greater functionality and efficiencies in our operation of the Brewery by our own personnel and being able to produce and ship products in the western half of the United States from a west coast facility. However, in 2005, gross margins decreased to 18.2% as a principal result of increases in fuel prices, which put downward pressure on our margins due to increased freight expenses and increased glass and production costs, both of which are sensitive to fuel costs. In February 2006, we decided to raise our prices on the Ginger Brew line for the first time in 16 years. In 2006, gross margins recovered to 19.6% partially as a result of a price increase on our core Reed’s Ginger Brew line and offset by increased pressure from more expensive production, ingredients and packaging expenses due to fuel related price increases. For the six months ended June 30, 2007, our gross margins were 18.8% as compared to 16.7% for the six months ended June 30, 2006.

Production costs are a significant portion of our “cost of goods” and a major factor in determining our gross margins. Greater production volumes increase our ability to negotiate more favorable production costs. We are attempting to negotiate production arrangements with third parties that may result in production costs savings, which, if successful, would improve our gross margins. In addition, our west coast Brewery facility is running at 50% of capacity. We have had difficulties with the flavor of our Ginger Brew products produced at the Brewery. As a result, we continue to supply our Ginger Brew products at the Brewery from our east coast co-packing facility, thereby causing us to incur increased freight and warehousing expenses on our products. Management is committed to selling a high quality, great tasting product and has elected to continue to sell certain of our Ginger Brew products produced from our east coast facility on the west coast, even though it negatively impacts our gross margins. We believe that increased production of our Virgil’s product line (non-Ginger Brew) has increased utilization of operating capacity at the Brewery. As we are able to more fully utilize the Brewery, we believe that we will experience improvements in gross margins due to freight and production savings. We are continuing to improve the Brewery’s operations and to work on the issue of our Ginger Brew product flavoring. In the second quarter of 2007, we expended approximately $100,000 for a conveyor system to improve our packaging line.

On December 12, 2006, we completed the sale of 2,000,000 shares of our common stock at an offering price of $4.00 per share in our initial public offering. The public offering resulted in gross proceeds of $8,000,000 to us. In connection with the public offering, we paid aggregate commissions, concessions and non-accountable expenses to the underwriters of $800,000, resulting in net proceeds of $7,200,000, excluding other expenses of the public offering. In addition, we agreed to issue, to the underwriters, warrants to purchase up to approximately an additional 200,000 shares of common stock at an exercise price of $6.60 per share (165% of the public offering price per share), at a purchase price of $0.001 per warrant. The underwriters’ warrants are exercisable for a period of five years commencing on the final closing date of the public offering. From August 3, 2005 through April 7, 2006, we had issued 333,156 shares of our common stock in connection with the public offering. We sold the balance of the 2,000,000 shares in connection with the public offering (1,666,844 shares) following October 11, 2006.

From May 25, 2007 through June 15, 2007, we completed a private placement to accredited investors only, on subscriptions for the sale of 1,500,000 shares of common stock and warrants to purchase up to 749,995 shares of common stock, resulting in an aggregate of $9,000,000 of gross proceeds to the Company. The Company sold the shares at a purchase price of $6.00 per share. The warrants issued in the private placement have a five-year term and an exercise price of $7.50 per share. We paid cash commissions of $900,000 to the placement agent for the private placement and issued warrants to the placement agent to purchase up to 150,000 shares of common stock with an exercise price of $6.60 per share. We also issued additional warrants to purchase up to 15,000 shares of common stock with an exercise price of $6.60 per share and paid an additional $60,000 in cash to the placement agent as an investment banking fee.

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

Low Carbohydrate Diets and Obesity - Our products are not geared for the low carbohydrate market. Consumer trends have reflected higher demand for lower carbohydrate products. Despite this trend, we achieved an increase in our sales growth in 2006. We monitor these trends closely and have recently launched diet versions of our Virgil’s Root Beer, Cream Soda and Black Cherry Cream Soda.

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

Cash Flow Requirements - Our growth will depend on the availability of additional capital infusions. We have a financial history of losses and are dependent on non-banking sources of capital, which tend to be more expensive and charge higher interest rates. In addition, our initial public offering, subsequent private placement and our outstanding options and warrants, while providing capital, also dilute the ownership of common stockholders. Any increase in costs of goods will further increase losses and will further tighten cash reserves.

Interest Rates - We use lines of credit as a source of capital and are negatively impacted as interest rates rise. Our use of lines of credit have been reduced with the capital raised from our initial public offering and subsequent private placement of common stock.

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

In accordance with SFAS No. 142, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the six months ended June 30, 2007 or 2006.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the six months ended June 30, 2007 or 2006.

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

In estimating future revenues, we use internal budgets. Internal budgets are developed based on recent revenue data for existing product lines and planned timing of future introductions of new products and their estimated impact on our future cash flows.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net sales increased by $314,542 or 10.0%, from $3,157,818 in the three months ended June 30, 2006 to $3,472,360 in the three months ended June 30, 2007. Net sales in the first quarter of 2007 had increased by 52.2% from the comparable period in 2006. However, we believe that the amount of the percentage increase may have been unusually high between the periods because approximately $500,000 of sales recorded in the second quarter of 2006 related to unfilled orders from the first quarter of 2006 that were delayed due to a plant equipment retrofit. Conversely, we also believe that the 10% increase in net sales from the second quarter of 2006 to the second quarter of 2007 would have been higher had the delayed sales which occurred in the second quarter of 2006 actually taken place in the first quarter of 2006. However, as reflected below, net sales increased by 26.2% in the six month period ended June 30, 2007 from the six month period ended June 30, 2006. We believe that sales for the first half of 2007 have been within the range of our guidance of 20-40% growth for 2007. The Reed’s Ginger Brew product line decreased by 9.3% from $1,699,000 in the three months ended June 30, 2006 to $1,541,000 in the three months ended June 30, 2007. Sales of our Virgil’s Root Beer product line increased by 32.3% from $1,104,000 to $1,461,000. These sales were due to a significant increase in the Virgil’s 5 liter party keg sales that grew from $50,000 in the three months ended June 30, 2006 to $304,000 in the three months ended June 30, 2007. In addition, the new low calorie, herbally enhanced 12 ounce bottle Virgil line generated $92,000 of sales. Candy sales decreased by $24,000 or 11.8% from $204,000 in the three months ended June 30, 2006 to $180,000 in the three months ended June 30, 2007. Ice cream sales increased by 9.1% from $33,000 in the three months ended June 30, 2006 to $36,000 in the three months ended June 30, 2007.

Cost of sales increased by $202,068 or 7.8%, from $2,589,864 in the three months ended June 30, 2006 to $2,791,932 in the three months ended June 30, 2007. As a percentage of net sales, cost of sales decreased from 82.0% in the three months ended June 30, 2006 to 80.4% in the three months ended June 30, 2007. The decrease in the costs of sales was primarily due to our negotiating better freight rates with transporters of our products.

Gross profit increased by $112,474 or 19.8% from $567,954 in the three months ended June 30, 2006 to $680,428 in the three months ended June 30, 2007. As a percentage of net sales, gross profit increased from 18.0% in the three months ended June 30, 2006 to 19.6% in the three months ended June 30, 2007. Our focus on reducing freight costs resulted in the improvement in margins. However, in July 2007, our main co-pack production facility increased its prices. We expect this increase to have an adverse effect on our gross margins in the short term. However, we are looking at alternative co-pack production plants to reduce production costs, our largest expense, and hope to reach arrangements with alternative co-pack facilities by the end of the third quarter of 2007.

Operating expenses increased by $280,808 or 26.7% from $1,057,444, in the three months ended June 30, 2006 to $1,338,252 in the three months ended June 30, 2007. Operating expenses increased as a percentage of net sales from 33.5% in the three months ended June 30, 2006 to 38.5% in the three months ended June 30, 2007. The increase was primarily due to increases in sales salaries and commissions as a result of an increase in our sales force (6.5%), sales expenses (2.7%), advertising and promotional expenses (6.4%) and increased recycling fees (1.6%). These increases were offset by the elimination of non-recurring expenses which we incurred in the second quarter of 2006 relating to our rescission offer (-11.1%) We expect to see an increase in sales force expenses as we bring on more sales people to work with our new distributors.

Interest expense decreased by $33,418 or 34.2%, from $97,748 in the three months ended June 30, 2006 to $64,330 in the three months ended June 30, 2007. Interest income increased from $0 in the three months ended June 30, 2006 to $29,109 in the three months ended June 30, 2007. The decrease in interest expense was principally due to the reduction of certain outstanding loans in the fourth quarter of 2006.

As a result of the foregoing, we experienced a net loss of $693,045 in the three months ended June 30, 2007 compared to a net loss of $587,238 in the three months ended June 30, 2006. Our net loss attributable to common stockholders was $(0.10) per share for the three months ended June 30, 2007 and $(0.12) per share for the three months ended June 30, 2006, inclusive of the value of our preferred stock dividend. Our net loss per share attributable to common stockholders decreased from the prior year, despite the rise in net loss, due to the increase in the number of our outstanding shares as a result of our initial public offering and private placement of our common stock.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net sales increased by $1,347,961 or 26.2%, from $5,137,089 in the six months ended June 30, 2006 to $6,485,050 in the six months ended June 30, 2007. Net sales in the first quarter of 2007 increased by 52.2% from the comparable period in 2006. However, we believe that the amount of the percentage increase may have been unusually high between the periods because approximately $500,000 of sales recorded in the second quarter of 2006 related to unfilled orders from the first quarter of 2006 that were delayed due to a plant equipment retrofit. Conversely, we also believe that the 10% increase in net sales from the second quarter of 2006 to the second quarter of 2007 would have been higher had the delayed sales which occurred in the second quarter of 2006 actually taken place in the first quarter of 2006. However, as reflected above, net sales increased by 26.2% in the six month period ended June 30, 2007 from the six month period ended June 30, 2006. We believe that sales for the first half of 2007 have been within the range of our guidance of 20-40% growth for 2007. The Reed’s Ginger Brew product line increased by 8.7% from $2,778,000 in the six months ended June 30, 2006 to $3,021,000 in the six months ended June 30, 2007. Sales of our Virgil’s Root Beer product line increased by 34.3% from $1,803,000 to $2,421,000. Candy sales increased by $27,000 or 6.6% from $410,000 in the six months ended June 30, 2006 to $437,000 in the six months ended June 30, 2007. Ice cream sales were flat at $68,000.

Cost of sales increased by $986,259 or 23.1%, from $4,278,741 in the six months ended June 30, 2006 to $5,265,000 in the six months ended June 30, 2007. As a percentage of net sales, cost of sales decreased from 83.3% in the six months ended June 30, 2006 to 81.2% in the six months ended June 30, 2007. The decrease in the costs of sales was primarily due to our negotiating better freight rates with transporters of our products.

Gross profit increased by $361,702 or 42.1% from $858,348 in the six months ended June 30, 2006 to $1,220,050 in the six months ended June 30, 2007. As a percentage of net sales, gross profit increased from 16.7% in the six months ended June 30, 2006 to 18.8% in the six months ended June 30, 2007. Our focus on reducing freight costs resulted in the improvement in margins. However, in July 2007, our main co-pack production facility increased its prices. We expect this increase to have an adverse effect on our gross margins in the short term. However, we are looking at alternative co-pack production plants to reduce production costs, our largest expense and hope to reach arrangements with alternative co-pack facilities by the end of the third quarter of 2007.

Operating expenses increased by $724,931 or 44.8% from $1,616,829, in the six months ended June 30, 2006 to $2,341,760 in the six months ended June 30, 2007. Operating expenses increased as a percentage of net sales from 31.5% in the six months ended June 30, 2006 to 36.1% in the six months ended June 30, 2007. The increase was primarily due to increases in sales salaries and commissions as a result of an increase in our sales force (4.8%), sales expenses (1.9%), advertising and promotional expenses (3.5%) and increased recycling fees (1.0%). These increases were offset by the elimination of non-recurring expenses which we incurred in the second quarter of 2006 relating to our rescission offer (-6.8%). We expect to see an increase in sales force expenses as we bring on more sales people to work with our new distributors.

Interest expense decreased by $86,471 or 43.6%, from $198,354 in the six months ended June 30, 2006 to $111,883 in the six months ended June 30, 2007. Interest income increased from $0 in the three months ended June 30, 2006 to $52,600 in the three months ended June 30, 2007. The decrease in interest expense was due principally due to the reduction of certain outstanding loans in the fourth quarter of 2006.

As a result of the foregoing, we experienced a net loss of $1,180,993 in the six months ended June 30, 2007 compared to a net loss of $956,835 in the six months ended June 30, 2006. Our net loss attributable to common stockholders was $(0.17) per share for the six months ended June 30, 2007 and $(0.19) per share for the six months ended June 30, 2006, inclusive of the value of our preferred stock dividend. Our net loss per share attributable to common stockholders decreased from the prior year, despite the rise in net loss attributable to common stockholders, due to the increase in the number of our outstanding shares as a result of our initial public offering and private placement of our common stock.

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

From May 25, 2007 through June 15, 2007, we completed a private placement to accredited investors only, on subscriptions for the sale of 1,500,000 shares of common stock and warrants to purchase up to 749,995 shares of common stock, resulting in an aggregate of $9,000,000 of gross proceeds to us. We sold the shares at a purchase price of $6.00 per share. The warrants issued in the private placement have a five-year term and an exercise price of $7.50 per share. We paid cash commissions of $900,000 to the placement agent for the private placement and issued warrants to the placement agent to purchase up to 150,000 shares of common stock with an exercise price of $6.60 per share. We also issued additional warrants to purchase up to 15,000 shares of common stock with an exercise price of $6.60 per share and paid an additional $60,000 in cash to the placement agent as an investment banking fee. Total proceeds received, net of underwriting commissions and the investment banking fee and excluding other expenses of the private placement, was $8,040,000.

As of June 30, 2007, we had an accumulated deficit of $6,710,905 and we had working capital of $9,308,492, compared to an accumulated deficit of $5,502,142 and working capital of $2,834,940 as of December 31, 2006. Cash and cash equivalents were $7,178,413 as of June 30, 2007, as compared to $1,638,917 as of December 31, 2006. This increase in our working capital and cash position was primarily attributable to the completion of our private placement in the second quarter of 2007. In addition to our cash position, we have availability under our lines of credit of approximately $727,000.

Net cash used in operating activities during the six months ended June 30, 2007 was $2,110,454 which was due primarily to our net loss of $1,180,993, net increases in our accounts receivable, inventory, other receivables and a decrease in accounts payable.

In the six months ended June 30, 2007, we used $421,104 of cash in investing activities, which was due primarily to the purchase of various equipment to support business growth.

Net cash provided by financing activities during the six months ended June 30, 2007 was $8,071,054. The primary components of that were: the proceeds of our private placement of $9,000,000, offset by related expenses directly associated with the private placement, proceeds from the exercise of common stock purchase warrants of $105,000, increases in long term debt of $163,276, and borrowing from our lines of credit of $167,911, which was offset by payments of long term debt of $182,356.

As of June 30, 2007, we had outstanding borrowings of $1,523,438 under our lines of credit agreements:

•
We have an unsecured $50,000 line of credit with US Bank which expires in December 2009. Interest is payable monthly at the prime rate, as published in the Wall Street Journal, plus 12% per annum. Our outstanding balance was $23,662 at June 30, 2007 and there was $26,338 available under the line of credit. The interest rate in effect at June 30, 2007 was 20.25%.

•
We have a line of credit with Merrill Lynch. Robert T. Reed, Jr., our Vice President and National Sales Manager - Mainstream and a brother of our Chief Executive Officer, Christopher J. Reed, has pledged certain securities (which do not include any of our securities which are owned by Mr. Reed) in his personal securities account on deposit with Merrill Lynch as collateral for repayment of the line of credit. The amount of the line of credit is based on a percentage value of such securities. At June 30, 2007, the outstanding balance on the line of credit was $-0-, and there was approximately $701,000 available under the line of credit. The line of credit bears interest at a rate of 3.785% per annum plus LIBOR (9.1% as of June 30, 2007). In consideration for Mr. Reed’s pledging his stock account at Merrill Lynch as collateral, we have agreed to pay Mr. Reed 5% per annum of the amount we borrow from Merrill Lynch, as a loan fee. In addition, Christopher J. Reed has pledged all of his shares of common stock to Robert T. Reed, Jr. as collateral for the shares pledged by Robert T. Reed, Jr.

•
We have a line of credit with California United Bank. This line of credit allows us to borrow a maximum amount of $1,500,000. As of June 30, 2007, the amount borrowed on this line of credit was $1,499,776. The interest rate on this line of credit is Prime, which was 8.25% at June 30, 2007. The line of credit expires in June 2008. This revolving line of credit is secured by all Company assets, except real estate. In addition, we have assigned a security interest in a deposit account at the bank. The amount of the deposit and the security interest is $1,575,000 and may be offset by the bank against any balance on the line of credit. The deposit cannot be withdrawn during the term of the line of credit. We may terminate the line of credit arrangement at any time, without penalty. As of June 30, 2007, we had approximately $224 of availability on this line of credit. During the term of this line of credit, we are required to have a minimum stockholders’ equity balance of $1,500,000.

In the second quarter of 2007, we expended approximately $100,000 for new equipment at the Brewery for a conveyor system to improve our packaging line, but do not consider this improvement to have been a material capital expenditure for the purpose of improving plant capacity at the Brewery. In August 2007, we purchased the adjacent land and building to our Los Angeles location for approximately $1,730,000 in cash. We intend to use the facility to store some of our finished goods inventory. No major renovations are expected to be made to the property in order for us to attain the intended use of the property.

Management recognizes that operating losses negatively impact liquidity and is working on decreasing operating losses, while focusing on increasing net sales. Management believes that our current cash position and lines of credit will be sufficient to enable us to meet our cash needs through at least the end of 2008.

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

If we continue to suffer losses from operations, the proceeds from our public offering and private placement may be insufficient to support our ability to expand our business operations as rapidly as we would deem necessary at any time, unless we are able to obtain additional financing. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives and would be required to reduce our level of operations, including reducing infrastructure, promotions, personnel and other operating expenses. These events could adversely affect our business, results of operations and financial condition.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The adoption of this SFAS has not had a material change on our results of operations, financial position, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for years beginning after November 15, 2007. Management believes the adoption will not have a material impact on our results of operations, financial position or cash flow.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation has a material effect on our results of operations.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2007, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II OTHER INFORMATION

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

None of the proceeds were paid to directors, officers, affiliates or stockholders owning 10% or more of our common stock. We used approximately $340,000 of the proceeds to pay expenses associated with our rescission offer, as described below. This may be deemed to represent a material change from the estimated use of proceeds contained in the final prospectus relating to our initial public offering. The following table sets forth the uses of approximately $8,000,000 of the proceeds from our initial public offering, as of June 30, 2007:

Commissions related to the public offering (1)	$800,000
Other offering expenses (2)	830,000
Expenses related to the rescission offer (3)	340,000
Investment in a restricted money market account (4)	1,705,000
Payment to reduce line of credit (5)	720,000
Payment of accounts payable and current operating expenses (6)	2,298,000
Costs of hiring of additional sales personnel (7)	797,000
New product launch costs (8)	79,000
Sales delivery vehicles (9)	20,000
Brand advertising (10)	231,000
New computer system and brewery equipment (11)	180,000
Total estimated proceeds used	$8,000,000

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

From May 25, 2007 through June 15, 2007, we completed a private placement to accredited investors only, on subscriptions for the sale of 1,500,000 shares of common stock and warrants to purchase up to 749,995 shares of common stock, resulting in an aggregate of $9,000,000 of gross proceeds to us. We sold the shares at a purchase price of $6.00 per share. The warrants issued in the private placement have a five-year term and an exercise price of $7.50 per share. We paid cash commissions of $900,000 to the placement agent for the private placement and issued warrants to the placement agent to purchase up to 150,000 shares of common stock with an exercise price of $6.60 per share. We also issued additional warrants to purchase up to 15,000 shares of common stock with an exercise price of $6.60 per share and paid an additional $60,000 in cash to the placement agent as an investment banking fee. Total proceeds received, net of underwriting commissions and the investment banking fee and excluding other expenses of the private placement, was $8,040,000.

In the second quarter of 2007, we issued 440 shares of common stock as a bonus to certain of our employees. We also issued 3,820 shares of common stock with a value of $27,770 in payment of a dividend to the holders of our Series A Preferred Stock.

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

SIGNATURES

In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REEDS, INC.

By /s/ Christopher J. Reed
Christopher J. Reed
Chief Executive Officer, President
and Chief Financial Officer

August 17, 2007