Form 10QSB
period 2007-09-30
REEDS INC
filed 2007-11-14
CIK 1140215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _____
Commission file number

Commission file number: 001-32501

REED'S INC.
(Exact name of registrant as specified in its charter)

Delaware	35-2177773
(State of incorporation)	(I.R.S. Employer Identification No.)

13000 South Spring St.  Los Angeles, California. 90061
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

There were 8,749,721 shares of the registrant's common stock outstanding as of  November 13, 2007.

Transitional Small Business Disclosure Format (Check one)  Yes ☐   No ☒

Part I - Financial Information
Item 1. Financial Statements

REED’S, INC.
CONDENSED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,399,060	$1,638,917
Restricted cash	-	1,580,456
Inventory	3,292,720	1,511,230
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $188,000 as of September 30, 2007 and $173,253 as of December 31, 2006	1,932,118	1,183,763
Note Receivable	300,000	-
Other receivables	145,172	24,811
Prepaid Expenses	82,082	164,462
Total Current Assets	8,151,152	6,103,639

Property and equipment, net of accumulated depreciation of $807,140 as of September 30, 2007 and $663,251 as of December 31, 2006	4,197,439	1,795,163

OTHER ASSETS
Brand names	800,201	800,201
Other intangibles, net of accumulated amortization of $5,026 as of September 30, 2007 and $4,467 as of December 31, 2006	13,588	14,146
Total Other Assets	813,789	814,347

TOTAL ASSETS	$13,162,380	$8,713,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,302,684	$1,695,014
Lines of credit	-	1,355,526
Current portion of long term debt	26,537	71,860
Accrued interest	3,798	27,998
Accrued expenses	216,180	118,301
Total Current Liabilities	2,549,199	3,268,699

Long term debt, less current portion	775,574	821,362

Total Liabilities	3,324,773	4,090,061

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $10 par value, 500,000 shares authorized, 49,121 shares outstanding at September 30, 2007 and 58,940 shares at December 31, 2006	491,212	589,402
Common stock, $.0001 par value, 11,500,000 shares authorized, 8,746,721 shares issued and outstanding at September 30, 2007 and 7,143,185 at December 31, 2006	874	714
Additional paid in capital	17,582,385	9,535,114
Accumulated deficit	(8,236,864)	(5,502,142)

Total stockholders’ equity	9,837,607	4,623,088

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,162,380	$8,713,149

See accompanying Notes to Condensed Financial Statements

REED’S, INC.
CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine months Ended September 30, 2007 and 2006
(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

SALES	$3,881,328	$2,775,955	$10,366,378	$7,913,045
COST OF SALES	3,083,055	2,138,602	8,348,055	6,417,343

GROSS PROFIT	798,273	637,353	2,018,323	1,495,702

OPERATING EXPENSES
Selling	1,606,938	407,074	3,049,207	1,007,693
General and Administrative	711,785	519,045	1,611,276	1,535,255
Total Operating Expenses	2,318,723	926,119	4,660,483	2,542,948

LOSS FROM OPERATIONS	(1,520,450)	(288,766)	(2,642,160)	(1,047,246)
OTHER INCOME (EXPENSE)
Interest Income	45,898	—	98,498	—
Interest Expense	(51,407)	(112,197)	(163,290)	(310,551)
Total Other Income (Expense)	(5,509)	(112,197)	(64,792)	(310,551)

NET LOSS	(1,525,959)	(400,963)	(2,706,952)	(1,357,797)

Preferred stock dividend	—	—	(27,770)	(29,470)

Net loss attributable to common shareholders	$(1,525,959)	$(400,963)	$(2,734,722)	$(1,387,267)

LOSS PER SHARE- Available to Common Stockholders Basic and Diluted	$(0.18)	$(0.08)	$(0.35)	$(0.26)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	8,714,050	5,335,482	7,759,425	5,269,878

See accompanying Notes to Condensed Financial Statements

REED’S INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2007 (Unaudited)

	Common Stock		Additional Paid in	Preferred Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, January 1, 2007	7,143,185	$714	$9,535,114	58,940	$589,402	$(5,502,142)	$4,623,088
Fair Value of Common stock issued for services	440	-	3,783	—	—	—	3,783
Preferred Stock Dividend	3,820	1	27,769	-	—	(27,770)	—
Preferred stock conversion	39,276	3	98,187	(9,819)	(98,190)	—	—
Exercise of Warrants	60,000	6	164,994	—	—	—	165,000
Common stock issued for cash, net of offering costs	1,500,000	150	7,626,392	—	—	—	7,626,392
Public offering expenses	—	—	(45,000)	—	—	—	(45,000)
Fair value of vested options issued to employees	—	—	171,296	—	—	—	171,296
Net Loss for the nine months ended September 30, 2007	—	—	—	—	—	(2,706,952)	(2,706,952)

Balance, September 30, 2007	8,746,721	$874	$17,582,385	49,121	$491,212	$(8,236,864)	$9,837,607

See accompanying Notes to Condensed Financial Statements

REED’S INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2007 and 2006 (Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,706,952)	$(1,357,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense from stock issuance	3,783	—
Fair value of stock options issued to employees	171,296	—
Depreciation and amortization	144,445	102,252
Changes in operating assets and liabilities:
Accounts receivable	(748,355)	(600,154)
Inventory	(1,781,490)	(335,291)
Prepaid Expenses	82,380	(420)
Other receivables	(120,361)	5,331
Accounts payable	607,670	989,310
Accrued expenses	97,879	16,966
Accrued interest	(24,200)	23,821

Net cash used in operating activities	(4,273,905)	(1,155,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in Note Receivable	(300,000)	—
Purchase of property and equipment	(2,546,165)	(44,347)
Decrease in restricted cash	1,580,456	—
Net cash used in investing activities	(1,265,709)	(44,347)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds received from borrowings on long term debt	163,276	—
Principal payments on debt	(254,387)	(87,486)
Proceeds received on sale of common stock	9,000,000	1,002,779
Proceeds received from the exercise of warrants	165,000	—
Payments for stock offering costs	(1,418,606)	(237,287)
Net (payment) borrowing on lines of credit	(1,355,526)	571,883
Net cash provided by financing activities	6,299,757	1,249,889

NET INCREASE IN CASH	760,143	49,560
CASH — Beginning of period	1,638,917	27,744

CASH — End of period	$2,399,060	$77,304

See accompanying Notes to Condensed Financial Statements

REED’S INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Continued)

For the nine months ended September 30, 2007 and 2006
(Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$187,490	$286,731

Taxes	$—	$—

Noncash Investing and Financing Activities:

Common stock to be issued in settlement of preferred stock dividend	$27,770	$29,470

Deferred stock offering costs charged to paid in capital	$-	$336,238

Preferred Stock converted to Common Stock	$98,190	$--

See accompanying Notes to Condensed Financial Statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
Nine months Ended September 30, 2007 and 2006 (UNAUDITED)

      1.   BASIS OF PRESENTATION

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reeds, Inc. (the Company), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2007 and the results of operations and cash flows for the nine months ended September 30, 2007 and 2006. The balance sheet as of December 31, 2006 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007.

Income (Loss) per Common Share

Basic income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. As the Company had a loss in the three and nine month periods ended September 30, 2007 and 2006, basic and diluted loss per share are the same because the inclusion of common share equivalents would be anti-dilutive. At September 30, 2007 and 2006, potentially dilutive securities consisted of convertible preferred stock, common stock options and warrants aggregating 2,612,220 and 1,276,159 common shares, respectively.

Adoption of New Accounting Policy

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2007, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the $100,000 guarantee during the nine months ended September 30, 2007.

During the three months ended September 30, 2007 and 2006, the Company had two customers, which accounted for approximately 40% and 29% and 42% and 21% of sales, respectively. No other customers accounted for more than 10% of sales in either year.

During the nine months ended September 30, 2007 and 2006, the Company had two customers, which accounted for approximately 38% and 15% and 45% and 19% of sales, respectively. No other customers accounted for more than 10% of sales in either year. As of September 30, 2007, the Company had approximately $682,000 and $339,000, respectively, of accounts receivable from these customers.

     2.      Inventory

Inventory consists of the following at:

	September 30, 2007	December 31, 2006
Raw Materials	$1,289,813	$593,458
Finished Goods	2,002,907	917,772
	$3,292,720	$1,511,230

      3.      Long term debt

In February 2007, the Company originated a note payable with a bank in the amount of $130,000. The note matures in February 2008. The note requires 11 principal payments of $2,167 and one final payment in February 2008 of $106,674. The note carries a 5.50% interest rate and is secured by a certificate of deposit with the bank in the amount of $130,000. The bank may offset the certificate of deposit against the loan balance and the monies cannot be withdrawn until the loan is repaid in full. As of September 30, 2007, this loan had been paid in full and the certificate of deposit had been released of any restrictions.

In January and February 2007, the Company originated two car loans for $33,276. The loans have interest rates ranging from 8.85% to 9.4%. The loans have monthly payments of approximately $298 and $352 and mature in 2012 and 2013, respectively. As of September 30, 2007, these loans had been paid in full.

  4.           Stockholders’ Equity

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

From April 1, 2007 through June 30, 2007, the following additional activity occurred with respect to our stockholders’ equity: 40,000 shares of common stock were issued from the exercise of 40,000 warrants and the Company received $105,000 upon their conversion; 3,400 shares of preferred stock were converted into 13,600 shares of common stock in accordance with the conversion privileges of certain preferred stockholders; 440 shares of common stock were issued to employees as a bonus; and 3,820 shares of common stock were issued in payment of the $27,770 preferred stock dividend payable June 30, 2007.

From July 1, 2007 through September 30, 2007, the following additional activity occurred with respect to our stockholders’ equity: 20,000 shares of common stock were issued from the exercise of 20,000 warrants and the Company received $60,000 upon their conversion; and 6,419 shares of preferred stock were converted into 25,676 shares of common stock in accordance with the conversion privileges of certain preferred stockholders.

      5.      Stock Based Compensation

The impact on our results of operations of recording stock-based compensation for the three-month period ended September 30, 2007 and 2006 was to increase selling expenses by $103,376 and $0, respectively, and increase general and administrative expenses by $19,500 and $0, respectively.

The impact on our results of operations of recording stock-based compensation for the nine-month period ended September 30, 2007 and 2006 was to increase selling expenses by $145,296 and $0, respectively, and increase general and administrative expenses by $26,000 and $0, respectively. As of September 30, 2007, the Company has unvested options of 469,000, which will be reflected as compensation cost of approximately $1,902,826 over the remaining vesting period of five years.

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the nine months ended September 30, 2007:

Risk-free interest rate	4.49%
Expected lives (in years)	5.00
Dividend yield	0%
Expected volatilty	70%

Expected volatility is based on the volatilities of public entities which are in the same industry as the Company. For purposes of determining the expected life of the option, the full contract life of the option is used. The risk-free rate for periods within the contractual life of the options is based on the U. S. Treasury yield in effect at the time of the grant.

The following table summarizes stock option activity for the nine months ended September 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	363,500	$3.84	-	-
Granted	424,000	$7.52	-	-
Exercised	-	-	-	-
Forfeited	(40,000)	$3.50
Outstanding at September 30, 2007	747,500	$5.95	3.94	$1,208,725
Exercisable at September 30, 2007	278,500	$3.79	2.76	$906,925

Stock options granted under our equity incentive plans vest over two and three years from the date of grant, ½ and 1/3 per year, respectively, and generally expire five years from the date of grant. The weighted average exercise price of stock options granted during the period was $7.52 per share and the related weighted average grant date fair value was $4.62 per share.

The Company calculated the fair value of each warrant award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the nine months ended September 30, 2007:

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

The following table summarizes warrant activity for the nine months ended September 30, 2007 :

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	813,241	$3.74	-	-
Issued	914,995	$7.34	-	-
Exercised	(60,000)	$2.75	-	-
Outstanding at September 30, 2007	1,668,236	$5.75	3.59	$2,508,902
Exercisable at September 30, 2007	1,468,236	$5.63	3.51	$2,418,902

The warrants granted in 2007 were granted in connection with our private placement, see note 4, and were fully vested at issuance on June 15, 2007 and expire in June 2012. The weighted average exercise price of the warrants was $7.34. The weighted average issue date fair value was $4.26 per warrant, resulting in an aggregate fair value of $3,091,779. The accounting affect of this is to both include and deduct the amount from additional paid in capital. All of the warrants issued to the investors, 749,995 warrants, include a call provision which the Company may exercise and will require the warrant holder, within 20 days written notice of the call provision being exercised by the Company, to exercise the warrants or have them expire. The Company may exercise its call provision anytime the Company’s common stock closes at or above $10.00 per share for a period of 10 consecutive trading days.

      5.      Subsequent Event

In October 2007, pursuant to conversion of 500 shares of Series A Preferred stock, the Company issued 2,000 shares and paid a consultant 1,000 shares of its common stock for services rendered valued at $73,000. In October 2007, options to purchase 50,000 shares of common stock were issued to an employee at an exercise price of $7.30 per share.

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

Historically, we have focused our marketing efforts on natural and gourmet food stores. More recently, we have expanded our marketing efforts to include more mainstream markets. These efforts included selling our products directly to:

•	large retail accounts, such as Costco, BJ Wholesale, and Cost Plus World Markets, and

•	the natural food section of mainstream national supermarket chains, such as Safeway, Kroger’s, Ralph’s and Albertsons.

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

For the nine months ended September 30, 2007, our sales increased approximately $2,453,000 over the comparable period of the prior year, from approximately $7,913,000 to approximately $10,366,000.

We believe that the increase in net sales over this period comes from two factors:

•
increases in our core of national distribution to natural and gourmet food stores and mainstream supermarket chains, and increases in the mainstream distribution of our products. These include new distribution relationships in the following areas: Washington state, Oregon, New York, Massachusetts, New Hampshire, Connecticut, Pennsylvania, Ohio, Michigan, Minnesota and Colorado. We also are starting up a co branded marketing plan with these new distributors in these areas of the country. We hope to establish a sales force to cultivate and generate sales for these new distributorship relationships and other key geographic areas, as we identify them, by the end of 2008, and

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

In 2002, we purchased and outfitted the Brewery, in part to help reduce both production costs and freight costs associated with our west coast sales. Gross margins decreased from 24.8% in 2002 to 19.5% in 2003 as a principal result of the start-up of the Brewery. Gross margins increased to 20.9% in 2004 as a principal result of attaining greater functionality and efficiencies in our operation of the Brewery by our own personnel and being able to produce and ship products in the western half of the United States from a west coast facility. However, in 2005, gross margins decreased to 18.2% as a principal result of increases in fuel prices, which put downward pressure on our margins due to increased freight expenses and increased glass and production costs, both of which are sensitive to fuel costs. In February 2006, we decided to raise our prices on the Ginger Brew line for the first time in 16 years. In 2006, gross margins recovered to 19.6% partially as a result of a price increase on our core Reed’s Ginger Brew line and offset by increased pressure from more expensive production, ingredients and packaging expenses due to fuel related price increases. For the nine months ended September 30, 2007, our gross margins were 19.5% as compared to 18.9% for the nine months ended September 30, 2006.

Production costs are a significant portion of our “cost of goods” and a major factor in determining our gross margins. Greater production volumes increase our ability to negotiate more favorable production costs. We are attempting to negotiate production arrangements with third parties that may result in production costs savings, which, if successful, would improve our gross margins. In addition, our west coast Brewery facility is running at 50% of capacity. We have had difficulties with the flavor of our Ginger Brew products produced at the Brewery. As a result, we continue to supply our Ginger Brew products at the Brewery from our east coast co-packing facility, thereby causing us to incur increased freight and warehousing expenses on our products. Management is committed to selling a high quality, great tasting product and has elected to continue to sell certain of our Ginger Brew products produced from our east coast facility on the west coast, even though it negatively impacts our gross margins. We believe that increased production of our Virgil’s product line (non-Ginger Brew) has increased utilization of operating capacity at the Brewery. As we are able to more fully utilize the Brewery, we believe that we will experience improvements in gross margins due to freight and production savings. We are continuing to improve the Brewery’s operations and to work on the issue of our Ginger Brew product flavoring. In the nine months ended September 30, 2007, we expended approximately $195,000 for a conveyor system and pasteurizer to improve our packaging line and operations.

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

In accordance with SFAS No. 142, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the nine months ended September 30, 2007 or 2006.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the nine months ended September 30, 2007 or 2006.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net sales increased by $1,105,373 or 39.8%, from $2,775,955 in the three months ended September 30, 2006 to $3,881,328 in the three months ended September 30, 2007. The increase in sales was primarily due to an increase in sales of our Virgil’s product line of Root Beer and Cream Soda and our Reed’s Ginger Brew and Candy product lines.

Sales of our Virgil’s product line increased by $809,000, or 82.3%, from approximately $983,000 to $1,792,000. We realized a 68.3% increase in sales for Virgil’s Root Beer and a 119.7% increase in our Virgil’s Cream Soda products. We released a line of our Virgil’s diet sodas in 2007, resulting in approximately $76,000 of sales in the three months ended September 30, 2007. Virgil’s diet Root Beer soda comprised approximately $43,000 of the sales of our diet Virgil’s products. Of the increase in Virgil’s products, sales of five liter kegs represented an increase of approximately $120,000, or 107.1%, from $112,000 in the three months ended September 30, 2006 to $232,000 in the three months ended September 30, 2007.

Sales of our Reed’s Ginger Brew product line increased by 14.9%, or $226,000, from $1,513,000 in the three months ended September 30, 2006 to $1,739,000 in the three months ended September 30, 2007. We realized an increase in sales of our Reed’s Ginger Brew and Spiced Apple products, including an increase of 10.4% increase in sales of our Original Ginger Brew, a 10.8% increase in sales of our Extra Ginger Brew and a 9.8% increase in sales of our Premium Ginger Brew. Our Reed’s Cherry Ginger Brew, Raspberry Ginger Brew and Spiced Apple soda collectively realized a 28.1% increase of sales.

Candy sales increased by $69,000, or 43.1%, from $160,000 in the three months ended September 30, 2006 to $229,000 in the three months ended September 30, 2007. Ice cream sales in the three months ended September 30, 2007 were $39,000, and remained relatively constant from the same period in 2006, but represent less than 1% of our total sales.

The product mix for our two most significant product lines, Reed’s Ginger Brews and Virgil’s sodas, for the three months ended September 30, 2007 was 45% and 46%, respectively, of total sales. The product mix for our Reed’s Ginger Brews and Virgil’s sodas for the three months ended September 30, 2006 was 54% and 35%, respectively, of total sales.

Cost of sales increased by $944,453, or 44.2%, from $2,138,602 in the three months ended September 30, 2006 to $3,083,055 in the three months ended September 30, 2007. As a percentage of net sales, cost of sales increased from 77.0% in the three months ended September 30, 2006 to 79.4% in the three months ended September 30, 2007.

Gross profit increased by $160,920, or 25.2%, from $637,353 in the three months ended September 30, 2006 to $798,273 in the three months ended September 30, 2007. As a percentage of net sales, gross profit decreased from 23.0% in the three months ended September 30, 2006 to 20.6% in the three months ended September 30, 2007. Our product mix and reduced freight costs resulted in the improvement in margins. However, in July 2007, some of the favorable results to gross margin were partially offset by our main co-pack production facility’s increase in prices. We are looking at alternative co-pack production plants to reduce production costs, our largest expense, and hope to reach arrangements with alternative co-pack facilities by the end of the first quarter of 2008.

Operating expenses increased by $1,392,604, or 150.4%, from $926,119, in the three months ended September 30, 2006 to $2,318,723 in the three months ended September 30, 2007. Operating expenses increased as a percentage of net sales from 33.4% in the three months ended September 30, 2006 to 59.7% in the three months ended September 30, 2007. The increase was primarily due to an increase in selling costs and general and administrative costs. Selling costs increased $1,199,864, or 294.8%, from $407,074 for three months ended September 30, 2006 to $1,606,938 for the three months ended September 30, 2007. Our focus on increasing revenues and diversifying our customer base from a high concentration of natural food marketplace to more mainstream and mass-merchants has increased our selling costs. Sales salaries and commissions for the three months ended September 30, 2007 was $911,000, compared to $238,000 for the three months ended September 30, 2006, or an increase of $673,000, or 282.7%. This increase resulted from increases in salaries and benefits for new sales and sales support staff and the related non-recurring costs of their recruitment and non-cash costs of employee stock options. Promotion expenses increased $292,000, or 297.9%, from $98,000 in the three months ended September 30, 2006 to $390,000 for the three months ended September 30, 2007. The increase was mainly due to a tour to demonstrate and sell our products with various Costco stores during the summer months in 2007 in an effort to promote our brand and products to a wider audience of consumers. Selling expenses increased to $306,000 in the three months ended September 30, 2007, or by $232,000, 315%, from $74,000 in the three months ended September 30, 2006. This increase was mainly due to increased travel related costs to cultivate relationships with new and recently signed distributors and retailers in support of the strategy to expand our brand and channels. General and administrative costs increased $192,740, or 37.1%, from $519,045 in the three months ended September 30, 2006 to $711,785 for the three months ended September 30, 2007. The increase was due to increased legal and accounting expenses associated with being a public company and costs of additional support in the form of personnel and computer systems to support the new sales and production efforts. These increased costs also included non-cash costs of employee stock options. The increase would have been higher but for the one-time charge in 2006 of $291,000 related to a rescission offer in connection with our recent initial public offering.

Interest expense decreased by $60,790, or 54.2%, from $112,197 in the three months ended September 30, 2006 to $51,407 in the three months ended September 30, 2007. Interest income increased from $0 in the three months ended September 30, 2006 to $45,898 in the three months ended September 30, 2007. The decrease in interest expense was principally due to the reduction of certain outstanding loans in the fourth quarter of 2006. The increase in interest income and other income was due to interest earned from a higher cash balance in 2007 compared to the same period in 2006.

As a result of the foregoing, we experienced a net loss of $1,525,959 in the three months ended September 30, 2007 compared to a net loss of $400,963 in the three months ended September 30, 2006. Our net loss attributable to common stockholders was $(0.18) per share for the three months ended September 30, 2007 and $(0.08) per share for the three months ended September 30, 2006.

Nine months Ended September 30, 2007 Compared to nine months Ended September 30, 2006

Net sales increased by $2,453,333 or 31.0%, from $7,913,045 in the nine months ended September 30, 2006 to $10,366,378 in the nine months ended September 30, 2007. The increase in sales was primarily due to an increase in sales of our Virgil’s product line of Root Beer and Cream Soda and our Reed’s Ginger Brew and Candy product lines.

Sales of our Virgil’s product line increased by 66.1% from $2,710,000 to $4,499,000. We realized a 62.4% increase in sales for Virgil’s Root Beer and a 72.9% increase in our Virgil’s Cream Soda products. We released a line of our Virgil’s diet sodas in 2007, resulting in approximately $220,000 of sales for the nine months ending September 30, 2007. Virgil’s diet Root Beer soda comprised approximately $77,000 of the sales of our diet Virgil’s products. Of the increase in Virgil’s products, sales of five liter kegs represented an increase of approximately $418,000, or 198.3%, from $211,000 in the nine months ended September 30, 2006 to $629,000 in the nine months ended September 30, 2007.

Sales of our Reed’s Ginger Brew product line increased by 12.1% from $4,301,000 in the nine months ended September 30, 2006 to $4,820,000 in the nine months ended September 30, 2007. We realized an increase in sales of our Reed’s Ginger Brew and Spiced Apple products, including an increase of 7.4% increase in sales of our Original Ginger Brew, a 11.8% increase in sales of our Extra Ginger Brew and a 7.9% increase in sales of our Premium Ginger Brew. Our Reed’s Cherry Ginger Brew, Raspberry Ginger Brew and Spiced Apple soda collectively realized a 24.0% increase of sales.

Candy sales increased by $100,000, or 17.8%, from $563,000 in the nine months ended September 30, 2006 to $663,000 in the nine months ended September 30, 2007. Ice cream sales in the nine months ended September 30, 2007 were $105,000, and remained relatively constant from the same period in 2006, but represent less than 1% of our total sales.

The product mix for our two most significant product lines, Reed’s Ginger Brews and Virgil’s sodas, for the nine months ended September 30, 2007 was 46% and 43%, respectively, of total sales. The product mix for our Reed’s Ginger Brews and Virgil’s sodas for the three months ended September 30, 2006 was 54% and 34%, respectively, of total sales.

Cost of sales increased by $1,930,712, or 30.1%, from $6,417,343 in the nine months ended September 30, 2006 to $8,348,055 in the nine months ended September 30, 2007. As a percentage of net sales, cost of sales decreased from 81.1% in the nine months ended September 30, 2006 to 80.5% in the nine months ended September 30, 2007.

Gross profit increased by $522,621 or 34.9% from $1,495,702 in the nine months ended September 30, 2006 to $2,018,323 in the nine months ended September 30, 2007. As a percentage of net sales, gross profit increased from 18.9% in the nine months ended September 30, 2006 to 19.5% in the nine months ended September 30, 2007. Our product mix and reduced freight costs resulted in the improvement in margins. However, in July 2007, some of the favorable results to gross margin were partially offset by our main co-pack production facility’s increase in prices. We are looking at alternative co-pack production plants to reduce production costs, our largest expense and hope to reach arrangements with alternative co-pack facilities by the end of the first quarter of 2008.

Operating expenses increased by $2,117,535 or 83.3% from $2,542,948, in the nine months ended September 30, 2006 to $4,660,483 in the nine months ended September 30, 2007. Operating expenses increased as a percentage of net sales from 32.1% in the nine months ended September 30, 2006 to 45.0% in the nine months ended September 30, 2007. The increase was primarily due to an increase in selling costs and general and administrative costs. Selling costs increased $2,041,514, or 202.6% from $1,007,693 for the nine months ended September 30, 2006 to $3,049,207 for the nine months ended September 30, 2007. Our focus on increasing revenues and diversifying our customer base to more mainstream and mass merchants has increased our selling costs. Sales salaries and commissions for the nine months ended September 30, 2007 were $1,751,000 compared to $640,000 for the nine months ended September 30, 2006, or an increase of $1,111,000 or 173.6%. This increase resulted from an increase in salaries and benefits for new sales and sales support staff and the non-recurring costs of their recruitment and non-cash costs of their employee stock options granted. Promotion expenses increased $552,000, or 303.3%, from $182,000 in the nine months ended September 30, 2006 to $734,000 for the nine months ended September 30, 2007. The increase was mainly due to a tour to demonstrate and sell our products with various Costco stores during the summer months in 2007 in an effort to promote our brand and products to a wider audience of consumers. Selling expenses increased to $480,000 in the nine months ended September 30, 2007 or by $292,000 or 155.3% from $188,000 in the nine months ended September 30, 2006. This increase was mainly due to increased travel related costs to cultivate relationships with new and recently signed distributors and retailers in support of the strategy to expand our brand and channels. General and administrative costs increased $76,021, or 5.0%, from $1,535,255 in the nine months ended September 30, 2006 to $1,611,276 for the nine months ended September 30, 2007. The increase was due to increased professional fees such as legal and accounting expenses associated with being a public company, additional support in the form of personnel and computer systems to support the new sales and production efforts. These costs also included the non-cash cost of employee stock options. The increase would have been higher but for the one-time charge in 2006 of $660,000 related to a rescission offer in connection with our recent initial public offering.

Interest expense decreased by $147,261, or 47.4%, from $310,551 in the nine months ended September 30, 2006 to $163,290 in the nine months ended September 30, 2007. Interest income increased from $0 in the nine months ended September 30, 2006 to $98,498 in the nine months ended September 30, 2007. The decrease in interest expense was due principally due to the reduction of certain outstanding loans in the fourth quarter of 2006. The increase in interest income and other income was due to interest earned from a higher cash balance in 2007 compared to the same period in 2006.

As a result of the foregoing, we experienced a net loss of $2,706,952 in the nine months ended September 30, 2007 compared to a net loss of $1,357,797 in the nine months ended September 30, 2006. Our net loss attributable to common stockholders was $(0.35) per share for the nine months ended September 30, 2007 and $(0.26) per share for the nine months ended September 30, 2006, inclusive of the value of our preferred stock dividend.

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

As of September 30, 2007, we had an accumulated deficit of $8,236,864 and we had working capital of $5,601,953, compared to an accumulated deficit of $5,502,142 and working capital of $2,834,940 as of December 31, 2006. Cash and cash equivalents were $2,399,060 as of September 30, 2007, as compared to $1,638,917 as of December 31, 2006. This increase in our working capital and cash position was primarily attributable to the completion of our private placement in the second quarter of 2007. In addition to our cash position, we have availability under our lines of credit of approximately $751,000.

Net cash used in operating activities during the nine months ended September 30, 2007 was $4,237,905 which was due primarily to our net loss of $2,706,952, net increases in our accounts receivable, inventory and other receivables, net of a decrease in accounts payable.

In the nine months ended September 30, 2007, we used $1,265,709 of cash in investing activities, which was due primarily to the purchase of a building and various equipment to support business growth, net of the release of restricted cash used as collateral for a line of credit that we paid in full and an unsecured loan of $300,000 to an unrelated third party.

Net cash provided by financing activities during the nine months ended September 30, 2007 was $6,299,757. The primary components of that were: the proceeds of our private placement of $9,000,000 and proceeds from the exercise of common stock purchase warrants of $165,000, which were partially offset by related expenses directly associated with the private placement, and payments of our lines of credit.

As of September 30, 2007, we had no outstanding borrowings under our lines of credit agreements:

•
We have an unsecured $50,000 line of credit with US Bank which expires in December 2009. Interest is payable monthly at the prime rate, as published in the Wall Street Journal, plus 12% per annum. Our outstanding balance was $-0- at September 30, 2007 and there was $50,000 available under the line of credit. The interest rate in effect at September 30, 2007 was 20.25%.

•
We have a line of credit with Merrill Lynch. Robert T. Reed, Jr., our Vice President and National Sales Manager - Mainstream and a brother of our Chief Executive Officer, Christopher J. Reed, has pledged certain securities (which do not include any of our securities which are owned by Mr. Reed) in his personal securities account on deposit with Merrill Lynch as collateral for repayment of the line of credit. The amount of the line of credit is based on a percentage value of such securities. At September 30, 2007, the outstanding balance on the line of credit was $-0-, and there was approximately $701,000 available under the line of credit. The line of credit bears interest at a rate of 3.785% per annum plus LIBOR (9.06% as of September 30, 2007). In consideration for Mr. Reed’s pledging his stock account at Merrill Lynch as collateral, we have agreed to pay Mr. Reed 5% per annum of the amount we borrow from Merrill Lynch, as a loan fee. In addition, Christopher J. Reed has pledged all of his shares of common stock to Robert T. Reed, Jr. as collateral for the shares pledged by Robert T. Reed, Jr.

In the nine months ended September 30, 2007, we expended approximately $195,000 for a conveyor system and pasteurizer to improve our packaging line and operations, but do not consider these improvements to have been a material capital expenditure for the purpose of improving plant capacity at the Brewery. In August 2007, we purchased the adjacent land and building to our Los Angeles location for approximately $1,730,000 in cash. We use the facility to store some of our finished goods inventory. No major renovations were needed to be made to the property in order for us to attain the intended use of the property.

Management recognizes that operating losses negatively impact liquidity and is working on decreasing operating losses, while focusing on increasing net sales. Management believes that our current cash position and lines of credit will be sufficient to enable us to meet our cash needs through at least the second quarter of 2008.

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

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Equity Securities

In August 2007, we issued 20,000 shares of common stock upon the exercise of outstanding warrants at an exercise price of $3.00, resulting in gross proceeds to us of $60,000. In September 2007, 4,619 shares of Series A preferred stock were converted into 25,676 shares of common stock. In October 2007, 500 shares of Series A preferred stock were converted into 2,000 shares of common stock. In October 2007, we issued 1,000 shares to a consultant for services rendered valued at $73,000.

In the three months ended September 30, 2007, we issued 285,000 options to purchase shares of common stock to our employees, including 110,000 options under the 2001 Stock Option Plan with an exercise price range of $7.80 to $10.01 per share, and 175,000 options outside of the 2001 Stock Option Plan with an exercise price of $8.50 per share. In October 2007, we issued 50,000 options to purchase shares of common stock to an employee with an exercise price of $7.30 per share outside of the 2001 Stock Option Plan.

The securities were issued in reliance on exemptions from registration pursuant to Section 4(2) and Regulation D under the Securities Act.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit Number	Description of Document
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Officer's Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REEDS, INC.

By /s/ Christopher J. Reed
Christopher J. Reed Chief Executive Officer and President

November 13, 2007

By /s/ David M. Kane
David M. Kane Chief Financial Officer November 13, 2007