Form 10KSB
period 2007-12-31
REEDS INC
filed 2008-04-15
CIK 1140215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007.

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

(310) 217-9400
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.0001

Securities registered pursuant to Section 12(g) of the Act: None

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

The issuer's revenues for the fiscal year ended December 31, 2007 were $13,058,813.

The aggregate market value of the voting common stock held by non-affiliates of the issuer as of April 10, 2008 was approximately $12,586,773 (computed based on the closing sale price of the common stock at $2.93 per share as of such date). Shares of common stock held by each officer and director and each person owning more than 10% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of April 10, 2008 was 8,907,700 shares.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

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

PART I

Item 1. Description of Business

Background

We develop, manufacture, market, and sell natural non-alcoholic and “New Age” beverages, candies and ice creams. “New Age Beverages” is a category that includes natural soda, fruit juices and fruit drinks, ready-to-drink teas, sports drinks and water. We currently manufacture, market and sell five unique product lines:

•	Reed’s Ginger Brews,

•	Virgil’s Root Beer and Cream Sodas,

•	China Colas,

•	Reed’s Ginger Candies, and

•	Reed’s Ginger Ice Creams.

We sell most of our products in specialty gourmet and natural food stores (estimated at 4,000 smaller or specialty stores and 3,000 supermarket format stores), supermarket chains (estimated at 7,500 stores), retail stores and restaurants in the United States and, to a lesser degree, in Canada, Europe and other international territories. We primarily sell our products through a network of natural, gourmet and independent distributors. We also maintain an organization of in-house sales managers who work mainly in the stores serviced by our natural, gourmet and mainstream distributors and with our distributors. We also work with regional, independent sales representatives who maintain store and distributor relationships in a specified territory. In Southern California, we have our own direct distribution system, but have plans to direct these sales to distributors.

We produce and co-pack our products in part at our company-owned facility in Los Angeles, California, known as the Brewery, and primarily at a contracted co-packing facility in Pennsylvania. We also co-pack certain of our products at smaller co-packing facilities in the United States and in Europe.

Key elements of our business strategy include:

•	Increase our relationship with and sales to the 10,500 supermarkets that carry our products in natural and mainstream,

•	stimulate consumer demand and awareness for our existing brands and products,

•	develop additional unique alternative and natural beverage brands and other products, including

•	specialty packaging like our 5-liter party kegs, our swing-lid bottle and our 750 ml champagne bottle,

•	lower our cost of sales for our products, and

•	optimize the size of our sales force to manage our relationships with distributors.

Our current sales effort is focused for the next 12-18 months on building our business in the 10,500 natural and mainstream supermarket accounts in the US and Canada.

 In addition, since 2003, we have introduced into the marketplace new products and offer specialty beverage packaging options not typically available in the marketplace that have contributed to our growth in sales. These products include a 5-liter “party keg” version of our Virgil’s Root Beer and Cream Soda, 12-ounce long neck bottles of our Virgil’s Cream Soda, 750 ml size bottles of our Reed’s Original Ginger Brew, Extra Ginger Brew and Spiced Apple Brew and a one pint version of our Virgil’s Root Beer with a swing-lid. In addition, we recently introduced three new diet flavors of Virgil’s Root Beer, Virgil’s Cream Soda and Virgil’s Black Cherry Cream Soda and a new 7 ounce version of our Reed’s Extra Ginger Brew for mini-bars and on-premise accounts. These new products and packaging options are being utilized in our marketing efforts.

We create consumer demand for our products by:

•	supporting in-store sampling programs of our products,

•	generating free press through public relations,

•	advertising in national magazines targeting our customers,

•	maintaining a company website (www.reedsgingerbrew.com),

•	participating in large public events as sponsors; and

•	partnering with alcohol brands such as Dewars and Barcardi to create co-branded cocktail recipes such as “Dewars and Reeds” and a “Reed’s Dark and Stormy.”

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

In 2007, we executed several elements of our business plan, including the hiring of several key personnel such as a Chief Operating Officer, a Chief Financial Officer, two Senior Vice Presidents of Sales, an Executive Vice President of Sales and several sales personnel. In addition, we developed and launched a line of diet sodas of the three flavors of the Virgil’s brand and introduced a new 7 ounce package of our Extra Ginger Brew. We acquired a warehouse immediately adjacent to our principal executive office and brewery in Los Angeles that serves as our finished goods warehouse. We executed several agreements with distributors that service mainstream retailers that expand our product reach beyond our core reach of natural and specialty retailers through direct store distribution (“DSD”). The relationships with these distributors are supported, in large part, by one of our Senior Vice Presidents of Sales and newly hired sales staff. We hired a Senior Vice President of Sales to develop sales into national accounts, such as grocery store chains, club stores and other large retailers that can be serviced either directly or through our existing natural foods distributors or mainstream distributors. We also hired an Executive Vice President of Sales and reassigned an existing sales executive to co-lead our initiative to introduce our products to international customers in Europe, Asia, the Middle East and South America. Also in 2007, we raised a net of $7,600,000 in a private placement.

In 2008, we announced and developed a refined sales strategy that focuses our sales efforts on the estimated 10,500 natural and mainstream supermarket grocery stores that carry our products. Our 2007 sales strategy had focused on a more global effort to hit all the accounts in certain regions of the country. As part of our sales forces’ new direction, we consolidated roles and reduced the sales staff by 16 people from 33 at the end of 2007 to 17 at the end of the first quarter 2008. In 2008, we also plan to expand our draft strategy by launching Virgil’s Root Beer to sell in bars and accounts that offer draft beer. We also launched the peanut butter ginger chews, the second candy in the Reed’s Ginger Chew line.

Industry Overview

Our beverages are classified as New Age beverages, a category that includes natural soda, fruit juices and fruit drinks, ready-to-drink teas, sports drinks and water. According to Beverage Marketing Corporation, in 2007, total wholesale dollar sales in the New Age segment were approximately $25.5 billion in wholesale dollar sales, an increase of 11.4% over the estimated wholesale sales in 2006 of approximately $22.9 billion.

Annual confectionary sales (including chocolate, non-chocolate and gum sales) in the United States were approximately $29.1 billion in 2007, of which approximately $9.4 billion was non-chocolate candy.

According to the International Dairy Foods Association (IDFA), total U.S. sales of ice cream and frozen desserts were estimated at approximately $23 billion. The packaged ice cream industry includes economy, regular, premium and super-premium products. Super-premium ice cream, such as Reed’s Ginger Ice Creams, is generally characterized by a greater richness and density than other kinds of ice cream. This higher quality ice cream generally costs more than other kinds and is usually marketed by emphasizing quality, flavor selection, texture and brand image. The International Ice Cream Association attributes almost all of the market growth over the past 10 years to sales of super-premium and premium ice creams, particularly the innovative products.

Our Products

We currently manufacture and sell 14 beverages, three candies and three ice creams. We make all of our products using premium all-natural ingredients.

We produce carbonated soda products. According to Spence Information Services (SPINS), which is the only sales information service catering to the natural food trade, for the year 2007, Reed’s products were the top four items based on dollar and unit sales among all sugar/fructose sweetened sodas in the natural foods industry in the United States, with Reed’s Extra Ginger Brew holding the number one position, Virgil’s Root Beer being number two, Premium Ginger Brew being number three and Original Ginger Brew as number four.

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

In addition, while we make no claim as to any medical or therapeutic benefits of our products, we have found friends and advocates among alternative, holistic, naturopathic, and homeopathic medical practitioners, dieticians and medical doctors, who tell us that they recommend Reed’s Extra Ginger Brew for their patients as a simple way to ingest a known level of ginger. The United States Food and Drug Administration (FDA) includes ginger on their GRAS (generally recognized as safe) list. However, neither the FDA nor any other government agency officially endorses or recommends the use of ginger as a dietary supplement.

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

All six of Reed’s Ginger Brews are offered in 12-ounce bottles and are sold in stores as singles, in four-packs and in 24-bottle cases. Reed’s Original Ginger Brew is sold by select retailers in a special 12-pack. Reed’s Spiced Apple Brew is now available in a 750 ml. champagne bottle. The Reed’s Extra Ginger Brew is produced in a 7-ounce bottle and sold in eight-packs and 32-bottle cases.

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

We sell Virgil’s Root Beer in four packaging styles: 12-ounce bottles in a four-pack, a special swing-lid style pint bottle and a 5-liter self-tapping party keg.

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

Virgil’s Cream Soda is currently sold in 12-ounce long neck bottles in colorful 4-packs and a 5-liter party keg version.

In 2006, we expanded our product line to include Virgil’s Black Cherry Cream Soda in a 12-ounce bottle.

In 2007, we further expanded our Virgil’s product line to include diet Root Beer, diet Black Cherry Cream Soda and diet Cream Soda. Our diet sodas are sweetened with Stevia and Xylitol.

China Cola

We consider China Cola to be the most natural cola in the world. We restored China Cola to its original delicious blend of raw cane sugar, imported Chinese herbs, essential oils and natural spices. China Cola contains no caffeine. It comes in two varieties, Original China Cola and Cherry China Cola.

Original China Cola is made from filtered water, raw cane sugar, szechwan poeny root, cassia bark, Malaysian vanilla, oils of lemon and oil of orange, nutmeg, clove, licorice, cardamom, caramel color, citric acid and phosphoric acid.

Cherry China Cola is made from the same ingredients as Original China Cola, with the addition of natural cherry flavor.

China Cola and Cherry China Cola sell as singles, in four-packs and in 24-bottle cases.

Reed’s Ginger Juice Brews

In May 2007, we discontinued offering Ginger Juice Brews.

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

Reed’s Ginger Candy Chews

For many years, residents of Southeast Asia from Indonesia to Thailand have enjoyed soft, gummy ginger candy chews. We sell Reed’s Ginger Candy Chews individually wrapped in hard-packs of ten candies and as individually wrapped loose pieces in bulk. The candies come in two flavors, Reed’s Ginger Chews and Reed’s Peanut Butter Ginger Chews. Reed’s has taken them a step further, adding more ginger, using no gelatin (vegan-friendly) and making them slightly easier to unwrap than their Asian counterparts.

Reed’s Ginger Candy Chews are made for us in Indonesia from sugar, maltose (malt sugar), ginger, and tapioca starch. In addition, the peanut butter version includes peanut butter.

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

New Product Development

We are always working on developments to continue expanding from our Reed’s Ginger Brews, Virgil’s product line, Reed’s Ginger Ice Cream, and Reed’s Ginger Candy product lines and packaging styles. However, research and development expenses in the last two years have been nominal. We intend to expend some, but not a significant amount, of funds on research and development for new products and packaging. We intend to introduce new products and packaging as we deem appropriate from time to time for our business plan.

Among the advantages of our owned and self-operated Brewery are the flexibility to try innovative packaging and the capability to experiment with new product flavors at less cost to our operations or capital. Currently, we sell a half-liter Virgil’s Root Beer swing-lid bottle that is made for us in Europe. We intend to produce several of our beverages in one-liter swing-lid bottles in the United States. Our Reed’s Original Ginger Brew, Extra Ginger Brew and Spiced Apple Brew are available in a 750 ml champagne bottle and other products are planned to be available with this packaging in the near future.

Manufacture of Our Products

We produce our carbonated beverages at two facilities:

•	a facility that we own in Los Angeles, California, known as The Brewery, at which we produce certain soda products for the western half of the United States, and

•
a packing, or co-pack, facility in Pennsylvania, known as the Lion Brewery, with which they supply us with product we do not produce at The Brewery. The term of our agreement with Lion Brewery renews automatically for a successive two-year term on May 31, 2007, expiring on May 31, 2009 and renews automatically for another successive two year term unless terminated by either party. The Lion Brewery assembles our products and charges us a fee, generally by the case, for the products they produce.

Our west coast Brewery facility is running at 41% of capacity. We have had difficulties with the flavor of our Ginger Brew products produced at the Brewery. As a result, we continue to supply our Ginger Brew products at the Brewery from our east coast co-packing facility, thereby causing us to incur increased freight and warehousing expenses on our products. Management is committed to selling a high quality, great tasting product and has elected to continue to sell certain of our Ginger Brew products produced from our east coast facility on the west coast, even though it negatively impacts our gross margins. As we are able to make the Brewery become more fully utilized, we believe that we will experience improvements in gross margins due to freight and production savings.

Our ice creams are co-packed for us at Ronnybrooke Dairy in upstate New York. We supply all the flavor additions and packaging and the dairy supplies the ice cream base. The co-pack facility assembles our products and charges us a fee, by the unit produced for us. We have half-liter swing-lid bottles of our Virgil’s Root Beer line co-packed for us at the Hofmark Brewery in southern Germany. The co-pack facility assembles our products and charges us a fee by the unit they produce for us. Our arrangements with Ronnybrooke Dairy and Hofmark Brewery are on an order-by-order by basis.

We follow a “fill as needed” manufacturing model to the best of our ability and we have no significant backlog of orders.

Substantially all of the raw materials used in the preparation, bottling and packaging of our products are purchased by us or by our contract packers in accordance with our specifications. Reed’s Crystallized Ginger is made to our specifications in Fiji. Reed’s Ginger Candy Chews are made and packed to our specifications in Indonesia.

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

In July 2007, the FDA issued a statement that warned that fresh ginger from a specific importer was contaminated with a banned pesticide. We import ginger from China, but from a different importer than was named by the FDA. Our importer requires a pre-shipment lab test in order to perform chemical analysis. In addition to the pre-shipment chemical analysis, our importer has indicated to us that they verify that every container of ginger shipped has passed the Chinese Photosanitary inspection. Upon arrival at the Port of Long Beach, California, the ginger we import undergoes a food safety inspection by the USDA’s Agricultural Quality Inspection Unit. We believe the ginger we use is certified clean and good for human consumption.

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

We sell the majority of our products in natural food stores, mainstream supermarket chains and foodservice locations, primarily in the United States and, to a lesser degree, in Canada and Europe.

Natural Food Stores

Our primary and historical marketing source of our products has been natural food and gourmet stores. These stores include Whole Foods Market, Wild Oats and Trader Joe’s. We also sell in gourmet restaurants and delis.

We believe that our products have achieved a leading position in their niche in the fast-growing natural food industry.

With the advent of large natural food store chains and specialty merchants, the natural foods segment continues to grow each year in direct competition with the mainstream grocery trade.

Mainstream Supermarkets and Retailers

We sell our products to 57 direct store distributors (“DSD”) who specialize in mainstream retailers, 55 distributors that specialize in Natural Foods and specialty stores, 40 distribution centers of customers who handle their own logistics, and 1,030 direct accounts locations (with our southern Californian fleet of trucks).

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

We also sell our products to large national retailers who place our products within their national distribution streams. These retailers include Costco, Sam’s Club, Cost Plus World Markets and Trader Joe’s.

Foodservice Placement

We also market our beverage products to industrial cafeterias, bars and restaurants. We intend to place our beverage products in stadiums, sports arenas, concert halls, theatres, and other cultural centers as a long-term marketing plan.

International Sales

We have developed a limited market for our products in Canada, Europe and Asia. Sales outside of North America currently represent less than 1% of our total sales. Sales in Canada represent about 1.3% of our total sales. We are currently analyzing our international sales and marketing plan, which is lead by our Vice President and National Sales Manager - Mainstream, Robert T. Reed, Jr. and our Executive Vice President - Sales, Mark Reed, the brothers of our Chief Executive Officer and Chairman, Christopher J. Reed. Our analysis will explore options that may include outsourcing the international sales effort to third or related parties, which may or may not include Robert T. Reed, Jr. and Mark Reed.

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

American Trading Corp. orders our products on a regular basis for distribution in Japan. We are holding preliminary discussions with other trading companies and import/ export companies for the distribution of our products throughout Asia, Europe and South America. We believe that these areas are a natural fit for Reed’s ginger products, because of the importance of ginger in International, but especially the Asian diet and nutrition.

Distribution, Sales and Marketing

We currently have a national network of mainstream, natural and specialty food distributors in the United States and Canada. We sell directly to our distributors, who in turn sell to retail stores. We also use our own sales group and independent sales representatives to promote our products for our distributors and direct sales to our retail customers. In Southern California, we have our own direct distribution in addition to other local distributors and are in the process of discontinuing our direct distribution and redirecting our customers to local distributors.

One of the main goals of our sales and marketing efforts is to increase sales and grow our brands. Our sales force consists of seventeen sales personnel (down from 33 at its peak in 2007) and several outside independent food brokerage companies. The reduction of our sales force from 2007 was instigated by the refocusing of our sales efforts from 2007’s global effort to market to all accounts up and down the street in 20 markets nationally to 2008’s refocus of expanding the sales to our existing 10,500 supermarket customers. In addition, we are working to increase the number of stores that carry our products. To support our sales effort to our existing supermarket customers we are actively enlisting regional mainstream beverage distributors to carry our products. We are not abandoning our up and down the street sales marketing approach. But in most markets, we are delaying that effort until after we have expanded our sales and presence in supermarkets.

We have entered into agreements with our customers that commit us to fees if we terminate the agreements early or without cause. The agreements call for our customer to have the right to distribute our products to a defined type of retailer within a defined geographic region. As is customary in the beverage industry, if we should terminate the agreement or not automatically renew the agreement, we would be obligated to make certain payments to our customers. We have no plans to terminate or not renew any agreement with any of our customers.

Our sales force markets existing products, run promotions and introduces new items. Our in-house sales managers are responsible for the distributor relationships and larger chain accounts that require headquarter sales visits and managing our independent sales representatives.

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

Marketing to Retail Stores

Our main focus in 2008 is supermarket sales. We have a small highly trained sales force that is directly contacting supermarket chains and setting up promotional calendars for 2008. This is a new effort for us. In the past, the supermarkets have had little or no direct contact with us. In addition, we market to retail stores by utilizing trade shows, trade advertising, telemarketing, direct mail pieces and direct contact with the store. Our sales managers and representatives visit these retail stores to sell directly in many regions. Sales to retail stores are coordinated through our distribution network and our regional warehouses.

Direct Sales and Distribution

In June 2003, we started Direct Sales and Distribution (DSD) to stores in Southern California, using a direct hired sales team and our delivery trucks. Our in-house sales manager works directly with our new route drivers and with distributors in the Southern California area. A DSD system allows us to have greater control over our marketing efforts, but required us to carry the full cost of logistics. We are currently making arrangements to transfer the Southern California DSD effort to local third-party DSD distributors.

Southern California sales represented approximately $1,580,000 and $1,040,000 in 2007 and 2006, respectively. These new direct-distribution accounts also include retail locations, including many new independent supermarkets, “mom and pop” markets and foodservice locations. In addition, direct distribution facilitates our new placements at hospitals, the Getty Center in Los Angeles, Fox Studios and other cultural and institutional accounts. We are discontinuing this organization and moving the servicing of these accounts to a local beer distribution network. We found running our own trucks to be expensive and time consuming and we want to focus more on our core competency sales and marketing.

Marketing to Consumers

Advertising . We utilize several marketing strategies to market directly to consumers. Advertising in targeted consumer magazines such as “Vegetarian Times” and “New Age” magazine, in-store discounts on the products, in-store product demonstration, street corner sampling, coupon advertising, consumer trade shows, event sponsoring and our website www.reedsgingerbrew.com are all among current consumer-direct marketing devices.

In-Store Draught Displays . As part of our marketing efforts, we have started to offer in-store draught displays, or Kegerators. While we believe that packaging is an important part of making successful products, we also believe that our products and marketing methods themselves need to be exceptional to survive in today’s marketplace. Our Kegerator is an unattended, in-store draught display that allows a consumer to sample our products at a relatively low cost per demonstration. Stores offer premium locations for these new, and we believe unique, draught displays.

On Draft Program . Our West Coast Brewery has initiated an on-draught program. We have installed draught locations at Fox Studios commissaries and in approximately 12 restaurants or in-store deli counters in Southern California. Currently, we are serving Virgil’s Root Beer and Virgil’s Cream Soda on draught. In addition, all of our other carbonated drinks are available in draught format.

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

We also generally compete with other traditional soft drink manufacturers and distributors, such as Coke, Pepsi and Cadbury Schweppes.

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

Environmental Matters

Our primary cost of environmental compliance is in recycling fees, which approximated $175,000 and $185,000 in 2007 and 2006, respectively. This is a standard cost of doing business in the soft drink industry.

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

In the year ended December 31, 2007, we upgraded our lighting system to an energy efficient and shatter proof system throughout the Brewery and the offices. We also initiated a trash recycling program for both the Brewery and the offices.

Employees

We currently have 60 full-time employees, as follows: three in general management, 33 in sales and marketing support, eight in admin and operations and 16 in production. We employ additional people on a part-time basis as needed.

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

As of December 31, 2007, we had an accumulated deficit of $11,081,141. For the years ended December 31, 2007 and 2006, we incurred losses from operations of $5,488,889 and $1,806,590, respectively. We may not generate sufficient revenues from product sales in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we eventually may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion and marketing and product development plans. In addition, our losses may increase in the future as we expand our manufacturing capabilities and fund our marketing plans and product development. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. If we are unable to achieve profitability, the market value of our common stock will decline and there would be a material adverse effect on our financial condition.

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

The growth of our revenues is dependent on acceptance of our products by mainstream consumers.

We have dedicated significant resources to introduce our products to the mainstream consumer. As such, we have increased our sales force and executed agreements with distributors who, in turn, distribute to mainstream consumers at grocery stores, club stores and other retailers. If our products are not accepted by the mainstream consumer, our business could suffer.

Our failure to accurately estimate demand for our products could adversely affect our business and financial results.

We may not correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, glass, labels, flavors or packing arrangements, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain juice concentrates and sweeteners have been and could, from time to time in the future, be experienced, which could interfere with and/or delay production of certain of our products and could have a material adverse effect on our business and financial results. We do not use hedging agreements or alternative instruments to manage this risk.

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

United Natural Foods, the parent of certain of our retailers, accounted for approximately 35% and 39% of our sales in each of 2007 and 2006. Trader Joe’s accounted for approximately 14% of our 2007 sales and approximately 17% of our sales in 2006. The loss of United Natural Foods or Trader Joe’s as a retailer would substantially reduce our revenues unless and until we replaced that source of revenue.

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

United Natural Foods, Inc. accounted for approximately 35% and 39% of our sales in 2007 and 2006. Management believes it could find alternative distribution channels in the event of the loss of this distributor. Such a loss may adversely affect sales in the short term.

The loss of our third-party beverage distributors could impair our operations and adversely affect our financial performance.

Price fluctuations in, and unavailability of, raw materials and packaging that we use could adversely affect us.

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

We also depend upon an uninterrupted supply of packaging materials, such as glass for our bottles and kegs for our 5 liter party kegs. We obtain our bottles domestically and our kegs from Europe. Any decrease in supply of these materials or increase in the prices of the materials, as a result of decreased supply or increased demand, could substantially increase our costs and adversely affect our financial performance.

The loss of any of our co-packers could impair our operations and substantially reduce our financial results.

We rely on third parties, called co-packers in our industry, to produce some of our beverages, to produce our glass bottles and to bottle some of our beverages. Our co-packing arrangements with our main co-packer are under a contract that expires on May 31, 2009 and renews automatically for successive two-year terms unless terminated by either party. Our co-packing arrangements with other companies are on a short term basis and such co-packers may discontinue their relationship with us on short notice. While this arrangement permits us to avoid significant capital expenditures, it exposes us to various risks, including:

•	Our largest co-packer, Lion Brewery, accounted for approximately 82% and 72% of our total case production in 2007 and 2006, respectively,

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

Consumers are seeking greater variety in their beverages. Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative beverages. In order to retain and expand our market share, we must continue to develop and introduce different and innovative beverages and be competitive in the areas of quality and health, although there can be no assurance of our ability to do so. There is no assurance that consumers will continue to purchase our products in the future. Additionally, many of our products are considered premium products and to maintain market share during recessionary periods, we may have to reduce profit margins, which would adversely affect our results of operations. In addition, there is increasing awareness and concern for the health consequences of obesity. This may reduce demand for our non-diet beverages, which could affect our profitability. Product lifecycles for some beverage brands and/or products and/or packages may be limited to a few years before consumers’ preferences change. The beverages we currently market are in varying stages of their lifecycles and there can be no assurance that such beverages will become or remain profitable for us. The beverage industry is subject to changing consumer preferences and shifts in consumer preferences may adversely affect us if we misjudge such preferences. We may be unable to achieve volume growth through product and packaging initiatives. We also may be unable to penetrate new markets. If our revenues decline, our business, financial condition and results of operations will be materially and adversely affected.

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

If we are not able to retain the full time services of our management team, including Christopher J. Reed, it will be more difficult for us to manage our operations and our operating performance could suffer.

Our business is dependent, to a large extent, upon the services of our management team, including Christopher J. Reed, our founder, President, Chief Executive Officer and Chairman of the Board. We depend on our management team, but especially on Mr. Reed’s creativity and leadership in running or supervising virtually all aspects of our day-to-day operations. We do not have a written employment agreement with any member of our management team or Mr. Reed. In addition, we do not maintain key person life insurance on any of our management team or Mr. Reed. Therefore, in the event of the loss or unavailability of any member of the management team to us, there can be no assurance that we would be able to locate in a timely manner or employ qualified personnel to replace him. The loss of the services of any member of our management team or our failure to attract and retain other key personnel over time would jeopardize our ability to execute our business plan and could have a material adverse effect on our business, results of operations and financial condition.

We need to manage our growth and implement and maintain procedures and controls during a time of rapid expansion in our business.

The cost of manufacturing and packaging our products was approximately 84% and 80% of our aggregate revenues in 2007 and 2006, respectively. This gross margin places pressure upon our cash flow and cash reserves when our sales increase. If we are to expand our operations, such expansion would place a significant strain on our management, operational and financial resources. Such expansion would also require improvements in our operational, accounting and information systems, procedures and controls. If we fail to manage this anticipated expansion properly, it could divert our limited management, cash, personnel, and other resources from other responsibilities and could adversely affect our financial performance.

Our business may be negatively impacted by a slowing economy or by unfavorable economic conditions or developments in the United States and/or in other countries in which we operate.

A general slowdown in the economy in the United States or unfavorable economic conditions or other developments may result in decreased consumer demand, business disruption, supply constraints, foreign currency devaluation, inflation or deflation. A slowdown in the economy or unstable economic conditions in the United States or in the countries in which we operate could have an adverse impact on our business results or financial condition. Our foreign sales (except for Canada) accounted for less than 1.0% of our sales for the years ended December 31, 2007 and 2006, respectively.

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

There is currently a limited public market for our common stock. Our common stock was previously listed for trading on the Over-the-Counter Bulletin Board (the “OTCBB”) from January 3, 2007 to November 26, 2007. Since November 27, 2007, our common stock has been listed for trading on the NASDAQ Capital Market. We cannot assure you that an active market for our shares will be established or maintained in the future. Holders of our common stock may, therefore, have difficulty selling their shares, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares, which may be purchased, may be sold without incurring a loss. Any such market price of our shares may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the shares in the future.

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

Because Christopher J. Reed controls a large portion of our stock, he can control the outcome, or greatly influence the outcome, of all matters on which stockholders vote.

Christopher J. Reed, our President, Chief Executive Officer and Chairman of the Board owns 35.9% of our common stock. Therefore, Mr. Reed will be able to control the outcome, or greatly influence the outcome, on all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and any merger, consolidation or sale of all or substantially all of our assets or other transactions resulting in a change of control of our company. In addition, as our Chairman and Chief Executive Officer, Mr. Reed has and will continue to have significant influence over our strategy, technology and other matters. Mr. Reed’s interests may not always coincide with the interests of other holders of our common stock.

A substantial number of our shares are available for sale in the public market and sales of those shares could adversely affect our stock price.

Sales of a substantial number of shares of common stock into the public market, or the perception that such sales could occur, could substantially reduce our stock price in the public market for our common stock, and could impair our ability to obtain capital through a subsequent financing of our securities. We have 8,755,707 shares of common stock outstanding as of March 14, 2008. Of the shares of our common stock currently outstanding, 5,983,103 shares are “restricted securities” under the Securities Act. Some of these “restricted securities” will be subject to restrictions on the timing, manner, and volume of sales of such shares.

In addition, we have issued and outstanding options and warrants that may be exercised into 2,417,236 shares of common stock and 48,121 shares of Series A preferred stock that may be converted into 192,484 shares of common stock. In addition, our outstanding shares of Series A preferred stock bear a dividend of 5% per year, or approximately $27,770 per year. We have the option to pay the dividend in shares of our common stock. In 2007 and 2006, we paid the dividend in an aggregate of 3,820 and 7,373 shares of common stock in each such year, respectively, and anticipate that we will be obligated to issue at least this many shares annually to the holders of the Series A preferred stock so long as such shares are issued and outstanding.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report of such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement applies to us beginning with our annual report on Form 10-KSB for the year ended December 31, 2007. In addition, in the future, an independent registered public accounting firm will be required to attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational, and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

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

We purchased the facility in December 2000 for a purchase price of $850,000, including a down payment of $102,000. We financed approximately $750,000 of the purchase price with a loan from U.S. Bank National Association, guaranteed by the United States Small Business Administration. We also obtained a building improvement loan for $168,000 from U.S. Bank National Association, guaranteed by the United States Small Business Administration. Christopher J. Reed, our founder and Chief Executive Officer, personally guaranteed both loans. Both loans are due and payable on November 29, 2025, with interest at the New York prime rate plus 1%, adjusted monthly, with no cap or floor. As of December 31, 2007, the principal and interest payments on the two loans combined were $7,113 per month. This facility serves as our principal executive offices, our West Coast Brewery and bottling plant and our Southern California warehouse facility until August 2007.

In August 2007, we purchased the building immediately adjacent to the Brewery on South Spring Street for $1,700,000 in cash. Since its purchase, this facility serves as our warehouse for mainly finished goods and raw materials. In March 2008, we borrowed a total of $1,770,000 from Lehman Brothers secured by our real estate. The loan is personally guaranteed by Christopher J. Reed, our Chief Executive Officer. We have used the proceeds of the loan to pay off the outstanding loan on the Brewery and as working capital. The new loan is payable over a 30 year term, bears interest at 8.41% per annum and carries a prepayment penalty of 3% if the loan is repaid within five years.

Item 3. Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on November 19, 2007. At the meeting, the following individuals were elected as directors of the Company and received the number of votes set opposite their respective names:

Director	Votes For	Votes Against
Christopher J. Reed	6,866,464	12,597
Judy Holloway Reed	6,865,214	13,147
Mark Harris	6,866,614	11,497
Dr. D.S.J. Muffoletto, N.D.	6,851,116	20,266
Michael Fischman	6,864,464	13,597

In addition, at the meeting our stockholders approved the Reeds 2007 Stock Incentive Award Plan by a vote of 4,836,802 for and 50,822 against.

In addition, at the meeting, our stockholders ratified an amendment to our articles of incorporation to increase the authorized number of shares of common stock from 11,500,000 shares to 19,500,000 by a vote of 4,899,513 for and 28,621 against.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Trading History

Our Common stock is currently traded on the NASDAQ Capital Market under the symbol “REED”.

On November 27, 2007, we qualified for trading on the NASDAQ Capital Market. Prior to that time and since January 3, 2007, our common stock was listed for trading on the National Association of Securities Dealers, Inc. Over-The-Counter Bulletin Board, or the OTC Bulletin Board. Trading in our common stock has not been extensive and such trades cannot be characterized as constituting an active trading market. The following is a summary of the high and low closing prices of our common stock by the NASDAQ Capital Market and the OTC Bulletin Board, as applicable during the periods presented. Such prices represent inter-dealer prices, without retail mark-up, mark down or commissions, and may not necessarily represent actual transactions:

	Closing Sale Price
	High	Low
Year Ended December 31, 2007
First Quarter	$7.17	$3.00
Second Quarter	9.00	6.00
Third Quarter	10.55	6.75
Fourth Quarter	7.35	5.35

On April 10, 2008, the closing sales price for the common stock was $2.93, as reported on the website of the NASDAQ Stock Market. As of April 10, 2008, there were approximately 261 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 8,907,700 outstanding shares of common stock.

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

We are obligated to pay a non-cumulative 5% dividend from lawfully available assets to the holders of our Series A preferred stock in either cash or additional shares of common stock at our discretion. In 2007 and 2006, we paid the dividend in an aggregate of 3,820 and 7,373 shares of common stock in each such year, respectively, and anticipate that we will be obligated to issue at least this many shares annually to the holders of the Series A preferred stock so long as such shares are issued and outstanding.

Recent Issuances of Unregistered Securities

In the months of October 2007 and December 2007, 500 shares of Series A preferred stock were converted into a total of 4,000 shares of common stock. In October 2007, we issued 1,000 shares, valued at $7,250, to a consultant for services rendered in conjunction with the purchase of a building.

In March 2008, we issued 150,000 shares of common stock to a consultant pursuant to a research and analysis services agreement. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

In January 2008, we entered into an agreement for future consulting services. We have agreed to pay 11,960 shares of common stock over the six month engagement and agreed to register the shares with the SEC in our next registration statement. From January to March 2008, we issued 5,979 shares of common stock to the consultant under the agreement. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

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

Overview

We develop, manufacture, market and sell natural non-alcoholic and “New Age” beverages, candies and ice creams. “New Age Beverages” is a category that includes natural soda, fruit juices and fruit drinks, ready-to-drink teas, sports drinks and water. We currently manufacture, market and sell five unique product lines:

•	Reed’s Ginger Brews,

•	Virgil’s Root Beer and Cream Sodas,

•	China Colas,

•	Reed’s Ginger Candies, and

•	Reed’s Ginger Ice Creams

We sell most of our products in specialty gourmet and natural food stores (estimated at 4,000 smaller or specialty stores and 3,000 supermarket format), supermarket chains (estimated at 7,500 stores), retail stores and restaurants in the United States and, to a lesser degree, in Canada, Europe and other international territories. We primarily sell our products through a network of natural, gourmet and independent distributors. We also maintain an organization of in-house sales managers who work mainly in the stores serviced by our natural, gourmet and mainstream distributors and with our distributors. We also work with regional, independent sales representatives who maintain store and distributor relationships in a specified territory. In Southern California, we have our own direct distribution system, but we have plans to direct these sales to distributors.

The following table shows a breakdown of net sales with respect to our distribution channels for the periods set forth in the table:

	Direct sales to large retailer accounts	% of total sales	Local direct distribution	% of total sales	Natural, gourmet and mainstream distributors	% of total	Total sales
2007	$3,395,110	26	$1,567,058	12	$8,096,645	62	$13,058,813
2006	1,853,439	18	1,039,966	10	7,590,948	72	10,484,353
2005	1,536,896	16	751,999	8	7,181,390	76	9,470,285
2004	1,983,598	22	395,601	4	6,599,166	74	8,978,365

Historically, we have focused our marketing efforts on natural and gourmet food stores. In 2003, we expanded our marketing efforts to include more mainstream markets. These efforts included selling our products directly to:

•	large retail accounts, such as Costco, BJ Wholesale, and Cost Plus World Markets, and

•	the natural food section of mainstream supermarket chains, such as Safeway, Kroger’s, and several other national and regional chains, such as Ralph’s and Bristol Farms.

In addition, since 2003, we have introduced new products and offer specialty beverage packaging options not typically available in the marketplace into the marketplace that have contributed to our growth in sales. These products include a 5-liter “party keg” version of our Virgil’s Root Beer and Cream Soda, 12-ounce long neck bottles of our Virgil’s Cream Soda and 750 ml. size bottles of our Reed’s Original Ginger Brew, Extra Ginger Brew and Spiced Apple Brew. In addition, we recently introduced three new diet flavors of Virgil’s Root Beer, Virgil’s Cream Soda and Virgil’s Black Cherry Cream Soda and a new 7 ounce version of our Reed’s Extra Ginger Brew for mini-bars and on-premise accounts. These new products and packaging options are being utilized in our marketing efforts.

We gauge the financial success of our company by a number of different parameters. Because our industry typically values companies on a top-line basis, one of our main company goals is to increase net sales. Our net sales have increased each year during the period from 2003 to 2007, as follows:

	2003	2004	2005	2006	2007
Net sales	$6,800,000	$9,000,000	$9,500,000	$10,500,000	$13,059,000

We believe that the increase in net sales over this period comes from three factors:

•	increases in our core of national distribution to natural and gourmet food stores,

•	increases in our mainstream supermarket chains, and

•	increases in our direct sales to large retailers.

Almost as important as increasing our net sales are increasing our gross margins. We continue to work to reduce costs related to production of our products. However, we have encountered difficulties in increasing our gross margins due to certain factors, including:

•	inefficiencies commensurate with a start-up period for the Brewery that we purchased in 2002 as our West Coast production facility,

•	higher freight, glass and production expenses due to the increase in the cost of fuel and increases in the price of ingredients in our products, and

•	increases in the use of promotions and discounting,

In 2002, we purchased and outfitted the Brewery, in part to help reduce both production costs and freight costs associated with our west coast sales. Gross margins decreased from 24.8% in 2002 to 19.5% in 2003 as a principal result of the start-up of the Brewery. Gross margins increased to 20.9% in 2004 as a principal result of attaining greater functionality and efficiencies in our operation of the Brewery by our own personnel and being able to produce and ship products in the western half of the United States from a west coast facility. However, in 2005, gross margins decreased to 18.2% as a principal result of increases in fuel prices, which put downward pressure on our margins due to increased freight expenses and increased glass and production costs, both of which are sensitive to fuel costs. In February 2006, we decided to raise our prices on the Ginger Brew line for the first time in 16 years. In 2006, gross margins recovered to 19.6% partially as a result of a price increase on our core Reed’s Ginger Brew line and offset by increased pressure from more expensive production, ingredients and packaging expenses due to fuel related price increases. In 2007, our gross margins decreased to 15.5% partially as a result of increased promotions and increased freight and commodity costs.

In addition, our west coast Brewery facility is running at 41% of capacity. We have had difficulties with the flavor of our Ginger Brew products produced at the Brewery. As a result, we continue to supply our Ginger Brew products at the Brewery from our east coast co-packing facility, thereby causing us to incur increased freight and warehousing expenses on our products. Management is committed to selling a high quality, great tasting product and has elected to continue to sell certain of our Ginger Brew products produced from our east coast facility on the west coast, even though it negatively impacts our gross margins. As we are able to make the Brewery become more fully utilized, we believe that we will experience improvements in gross margins due to freight and production savings.

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

From May 25, 2007 through June 15, 2007, we completed a private placement to accredited investors only, on subscriptions for the sale of 1,500,000 shares of common stock and warrants to purchase up to 749,995 shares of common stock, resulting in an aggregate of $9,000,000 of gross proceeds. We Company sold the shares at a purchase price of $6.00 per share. The warrants issued in the private placement have a five-year term and an exercise price of $7.50 per share. We paid cash commissions of $900,000 to the placement agent for the private placement and issued warrants to the placement agent to purchase up to 150,000 shares of common stock with an exercise price of $6.60 per share. We also issued additional warrants to purchase up to 15,000 shares of common stock with an exercise price of $6.60 per share and paid an additional $60,000 in cash to the placement agent as an investment banking fee. Total proceeds received, net of underwriting commissions and the investment banking fee and excluding other expenses of the private placement, was $8,040,000.

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

Low Carbohydrate Diets and Obesity - Our products are not geared for the low carbohydrate market. Consumer trends have reflected higher demand for lower carbohydrate products. Despite this trend, we achieved an increase in our sales growth in 2007. We monitor these trends closely and have started developing low-carbohydrate versions of some of our beverages, although we do not have any currently marketable low-carbohydrate products.

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

In accordance with SFAS No. 142, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the years ended December 31, 2007 or 2006.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the years ended December 31, 2007 or 2006.

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

Accounts Receivable. We evaluate the collectibility of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount our management believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding. The allowance for doubtful accounts and returns and discounts is established through a provision for returns and discounts charged against sales. Receivables are charged off against the allowance when payments are received or product returned. The allowance for doubtful accounts and returns and discounts as of December 31, 2007 was approximately $407,000.

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

Results of Operations

Twelve Months Ended December 31, 2007 Compared to Twelve Months Ended December 31, 2006

Net sales increased by $2,574,460, or 24.6%, to $13,058,813 in 2007 from $10,484,353 in 2006. The increase in net sales was primarily due to an increase in our Virgil’s product line of Root Beer and Cream Sodas, our Reed’s Ginger Brews and ginger Candies. The increase in sales was also primarily due to an increase in net sales due to newly introduced mainstream distributors and an increase in our existing distribution channels of natural food distributors and retailers, partially offset by a decrease in sales to international customers.

The Virgil’s brand, which includes Root Beer, Cream Soda and Black Cherry Cream soda, Diet Root Beer, Diet Cream Soda and Diet Black Cherry Cream Soda, realized an increase in net sales of $1,715,000, or 44.9% from $3,823,000 in 2006 to $5,538,000 in 2007. The increase was the result of increased sales in Root Beer of $985,000 or 33.3% to $3,945,000 in 2007 from $2,960,000 in 2006, increased sales in Cream Soda of $201,000 or 31.8% to $834,000 in 2007 from $633,000 in 2006, and increased sales in Black Cherry Cream Soda of $193,000 or 86.5% to $416,000 in 2007 from $223,000 in 2006. The increase in the Virgil’s Root Beer was due, in part, to an increase in five-liter party kegs of $316,000 or 71.9%, to $756,000 in 2007 from $440,000 in 2006. In addition, the increase in sales in the Virgil’s Brand was the result of three diet products introduced in 2007. The three new products include Diet Root Beer, which realized $99,000 in net sales for 2007, Diet Cream Soda and Black Cherry Cream soda which realized net sales of $57,000 and $52,000, respectively in 2007.

The Reeds Ginger Brew Line increased $720,000 or 13.2% from $5,450,000 in 2006 to $6,170,000 in 2007. The increase was the result of increased sales across all Reed’s line of products, but mostly due to increased sales of Reed’s Extra Ginger Brew of $317,000 or 11.8% to $3,011,000 in 2007 from $2,694,000 in 2006, Reed’s Original Ginger Brew of $86,000 or 6.8% to $1,350,000 in 2007 from $1,264,000 in 2006 and Reed’s Premium Ginger Brew of $84,000 or 9.4% to $978,000 in 2007 from $894,000 in 2006. The Reed’s Cherry Ginger Brew and Reed’s Spice Apple Cider realized an increase in sales of 20.3% and 2.5%, respectively, from 2007 to 2006.

Net sales of candy increased $110,000, or 13.7% from $802,000 in 2006 to $912,000 in 2007. The increase in candy sales was mostly due to increased crystallized ginger sales of $93,000 or 17.2% to $633,000 in 2007 from $540,000 in 2006.

The product mix for our two most significant product lines, Reed’s Ginger Brews and Virgil’s sodas was 47.2% and 42.4%, respectively of net sales in 2007 and was 52.0% and 36.5%, respectively of net sales in 2006.

Commencing in 2007, the Company executed several distribution contracts with distributors who service retailers that cater to the mainstream consumer. In 2007, of the sales noted above, net sales to distributors that cater to mainstream consumers totaled $428,000. For sales to distributors that specialize in natural foods, net sales increased $1,857,000 or 23.6% from $7,874,000 in 2006 to $9,731,000 in 2007. For sales to other mainstream customers, including chains, club stores and mass merchants, net sales increased $534,000 or 21.9% from $2,437,000 in 2006 to $2,971,000 in 2007. These increases were partially offset by a decrease in net sales to international customers of $52,000 or 29.8% to $122,000 in 2007 from $174,000 in 2006.

We expect to increase sales in 2008. Our new direction in sales is to focus our sales efforts predominantly in the grocery channels, where we have an estimated 10,500 supermarket stores carrying our products.

Cost of sales increased by $2,612,803, or 31.0%, from $8,426,774 in 2006 to $11,039,577 in 2007. As a percentage of net sales, cost of sales increased from 80.4% in 2006 to 84.5% in 2007. Cost of sales as a percentage of net sales increased by 4.1%, primarily as a result of increased discounting and promotions, increased production expenses, increased packaging costs and increased ingredient costs.

Gross profit decreased $38,343 or 1.9% from $2,057,579 in 2006 to $2,019,236 in 2007. As a percentage of net sales, gross profit decreased from 19.6% in 2006 to 15.5% in 2007. Fuel and commodity price increases have caused an increase in our costs of production from our co-packer. Fuel price increases have increased our costs of delivery. In addition, we had increased costs of packaging costs. If fuel and commodity prices continue to increase, we will have more pressure on our margins.

Our gross profit for beverages before the affects of promotions and discounting was approximately 40% for 2007. After promotions and discounts, we realized gross margin of 15.5%. To improve gross margins in 2008, we have set a date to raise prices on the Reed’s Ginger Brew line by 13% bringing it more in line with our competitors in the natural soda category. The impact of the price increase will raise our gross margin before the affects of promotions and discounting to 45% with the expectation of increasing the net gross margin 2008. In addition, we are implementing systems to track and manage the approval and use of promotions and discounting to maintain a higher net gross margin. Finally, we are performing a competitive bidding process for our third party co-packing production. We expect to select a co-packer by the third quarter 2008. We expect to lower our costs of production, thus further improving our gross margin while maintaining our product quality.

Operating expenses increased by $3,643,956, or 94.3%, from $3,864,169 in 2006 to $7,508,125 in 2007 and increased as a percentage of net sales from 36.9% in 2006 to 57.5% in 2007. The increase was primary the result of increased selling and general and administrative expenses, partially offset by one-time charges in 2006. Based on the reduction in the sales staff and other sales support staff, we do not anticipate an increase in operating expenses in 2008.

Selling expensed increased by $3,234,293 or 239.2%, from $1,352,313 in 2006 to $4,586,806 in 2007. The increase in selling expenses is due to increased salaries of sales personnel, general selling expenses, promotional costs, non-cash stock option amortization expense, recruiting costs of sales personnel and public relations. Salaries of sales personnel increased $1,572,000 or 236.6% from $664,000 in 2006 to $2,236,000 in 2007. This increase was due to increased personnel to support the initiative to increase sales of our product to the mainstream consumer through mainstream stores and distributors that support mainstream retailers. General selling expenses increased $779,000 or 226.5% from $344,000 in 2006 to $1,123,000 in 2007. The increase in general selling expenses was due to the increased support for the increased sales personnel such as travel, road-shows and trade shows. Promotional expenses increased $335,000 or 177.2%, from $189,000 in 2006 to $524,000 in 2007. The increase in promotional expenses was due to increased activities of advertising, demonstrations and sampling. Non-cash stock option amortization expense increased $344,000 or 5,733.3% from $6,000 in 2006 to $350,000 in 2007. This increase is due to stock options issued to new sales personnel in 2007. Also, selling expense increased from 2007 versus 2006 due to new initiatives in 2007 of public relations and recruiting fees for selling personnel of $104,000 and $66,000, respectively. In March 2008, we announced our new strategic direction in sales, whereby our focus is to strengthen our product placements in our estimated 10,500 supermarkets nationwide. This strategy replaces our strategy in 2007 that focused on both the supermarkets and a direct store delivery (DSD) effort. Since March 2008, our sales organization has been reduced by 16 compared to the level we had at December 31, 2007. We have found that our brand performs most efficiently in grocery stores. We have our products in many supermarket stores across the country and our new direction for 2008 is to remain focused on these accounts while opening new business with other grocery stores leveraging our brand equity. We feel that the trend in grocery stores to offer their customers natural products can be served with our products. Our sales personnel are leveraging our success at natural food grocery stores to establish new relationships with mainstream grocery stores

General and administrative expenses increased by $109,463 or 4.4% from $2,511,856 in 2006 to $2,621,319 in 2007. The increase in general and administrative expenses is due to increased legal, accounting and investor relations expenses, salaries, general office expenses and non-cash stock option amortization expense partially offset by one-time charges in 2006 of legal costs associated with the rescission offer of our initial public offering. Legal, accounting and investor relations expenses increased $738,000 or 476.1% from $155,000 in 2006 to $893,000 in 2007. The increase in legal, accounting and investor relation expenses was due to a new initiative in 2007 for investor relations that resulted in an increase of general and administrative expenses of $140,000. The remaining increase in legal and accounting costs mostly related to the increased costs of reporting and compliance with the Securities and Exchange Commission and NASDAQ. Salaries increased by $372,000 or 67.4% from $552,000 in 2006 to $924,000 in 2007. The increase was due to additional personnel including the newly hired Chief Operating and Chief Financial Officers. General office expenses increased $390,000 or 113.0% from $345,000 in 2006 to $735,000 in 2007. This increase was mainly due to increased costs to support the additional personnel such as computers and telephones. In addition, in 2007, we incurred additional information technology costs as part of our general ledger conversion. Non-cash stock option expense increased by $46,000 or 85.2%, from $54,000 in 2006 to $100,000 in 2007. The increase in non-cash stock option expense relates to the options issued to personnel hired in 2007. These increases in general and administrative expenses were partially offset by the one-time charges in 2006 of $835,000 and $300,000 relating to the rescission offer of our initial public offering that we undertook to satisfy a possible securities law violation associated with our sales of common stock and the resumption of our sales of securities and the settlement of a lawsuit.

In the year ended December 31, 2007, we funded and wrote-off a note-receivable for $300,000. This note was made by a company that developed and owned certain intellectual property in the form of recipes and marketing materials of energy drinks. Even though we are pursing collection of this note, we have determined that the collectablility of this note and the usefulness of the collateral are doubtful and have therefore fully reserved for the entire balance due.

Interest expense was $414,792 in 2006, compared to interest expense of $182,402 in 2007. We had less interest expense in 2007 due to decreased borrowings, a result of our receiving funds from our initial public offering in 2006 and our private placement in 2007. In 2006, we had an outstanding balance on a receivable line of credit which was paid-off in June 2007. We expect to have an increase in interest expenses in 2008 due to our increased borrowings.

Interest income increased $112,289 or 1,444.6% from $7,773 in 2006 to $120,062 in 2007. The increase in interest income was the result of increased balances in cash and cash equivalents throughout 2007 versus 2006, mainly due to the proceeds received in our initial public offering in 2006 and private placement in 2007. We expect to have less interest income in 2008 due to our expectation of having less cash on hand than in 2007.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock, preferred stock, convertible debt, a line of credit from a financial institution, and cash generated from operations. On December 12, 2006, we completed the sale of 2,000,000 shares of our common stock at an offering price of $4.00 per share in our initial public offering. The public offering resulted in gross proceeds of $8,000,000 to us. In connection with the public offering, we paid aggregate commissions, concessions and non-accountable expenses to the underwriters of $800,000, resulting in net proceeds of $7,200,000, excluding other expenses of the public offering. In addition, we issued, to the underwriters, warrants to purchase up to approximately an additional 200,000 shares of common stock at an exercise price of $6.60 per share (165% of the public offering price per share), at a purchase price of $0.001 per warrant. The underwriters’ warrants are exercisable for a period of five years commencing on the final closing date of the public offering. From August 3, 2005 through April 7, 2006, we had issued 333,156 shares of our common stock in connection with the public offering. We sold the balance of the 2,000,000 shares in connection with the public offering (1,666,844 shares) following October 11, 2006.

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

As of December 31, 2007, we had an accumulated deficit of $11,081,141. As of December 31, 2007, we had working capital of $2,942,909, compared to working capital of $2,834,940 as of December 31, 2006. The increase in our working capital was primarily attributable to the completion of our private placement in the second quarter of 2007 partially offset by our net loss. Cash and cash equivalents were $742,719 as of December 31, 2007, as compared to $1,638,917 as December 31, 2006.

Net cash used in operating activities increased to $5,806,185 in the year ended December 31, 2007 from $3,003,327 in the year ended December 31, 2006. This increase was primarily due to our net loss in 2007 of $5,551,229 and increase in inventory of $1,517,220, net of an increase in accounts payable.

We used $2,950,807 in investing activities in the year ended December 31, 2007, as compared to $64,924 in the year ended December 31, 2006. The increase was primarily a result of the purchase of a warehouse and other equipment for a total of $2,650,807 and funding of a loan for $300,000.

Cash flow provided from financing activities was $7,860,792 in the year ended December 31, 2007, as compared to $4,679,424 in the year ended December 31, 2006. The increase resulted primarily from the receipt of $9,000,000 in gross proceeds from our private placement and the liquidation of an investment of $1,580,456 in a restricted money market account which secured a line of credit facility, offset by the payment of offering costs and the payments of our lines of credit.

As of December 31, 2007, we had no outstanding borrowings under our lines of credit agreements. We have an unsecured $50,000 line of credit with US Bank which expires in December 2009. Interest is payable monthly at the prime rate, as published in the Wall Street Journal, plus 12% per annum. Our outstanding balance was $-0- at December 31, 2007 and there was $50,000 available under the line of credit.

In the year ended December 31, 2007, we expended approximately $500,000 for equipment including a conveyor system and pasteurizer to improve our packaging line and operations, but do not consider these improvements to have been a material capital expenditure for the purpose of improving plant capacity at the Brewery. In August 2007, we purchased the adjacent land and building to our Los Angeles location for approximately $1,730,000 in cash. We use the facility to store some of our finished goods inventory. No major renovations were needed to be made to the property in order for us to attain the intended use of the property. At December 31, 2007, we did not have any material commitments for capital expenditures. In March 2008, we borrowed a total of $1,770,000 from Lehman Brothers secured by our real estate. The loan is personally guaranteed by Christopher J. Reed, our Chief Executive Officer. We have used the proceeds of the loan to pay off the outstanding loan on the Brewery and as working capital. The new loan is payable over a 30 year term, bears interest at 8.41% per annum and carries a prepayment penalty of 3% if the loan is repaid within five years.

Subsequent to December 31, 2007, we obtained a loan of $1.7 million secured by our real estate which netted approximately $1.0 million after the repayment of debt. We do not have a line of credit for our working capital, receivables or inventory. However, we are negotiating to obtain a line of credit facility secured by our receivables and inventory. There can be no assurance that we will be offered or accept the terms of a line of credit. However, we believe that we will be able to obtain a line of credit which would be based on the amount of our eligible receivables and inventory of up to $3 million. In addition, if necessary, we believe we can borrow additional amounts on our real estate and equipment. In January 2008, we obtained an appraisal of our buildings that estimated their value at approximately $4 million. Giving effect to the existing $1.7 million loan on the property, we would have equity of $2.3 million for an additional debt facility. However, we cannot be certain that we will be able to obtain a loan for the full amount of the equity or that the equity in the real estate will remain at that level. Except for the use of this equity as additional collateral for the working capital lines of credit, we have not sought to further encumber our real estate or equipment. If presented with a borrowing opportunity, there can be no assurance that we will accept the terms of a facility on our real estate.

We recognize that operating losses negatively impact liquidity and are working on decreasing operating losses. In the first quarter of 2008, we implemented a cost reduction program, including a reduction of our staff. Our current business plan assumes an increase in sales. Assuming an increase in sales and a reduction in our operating costs, we expect to reduce our operating losses in 2008 compared to 2007. If the increase in sales does not materialize, we will need to further reduce our operating costs.

If we have an increase in sales in 2008 and a reduction in operating expenses, we believe our current working capital and cash position and our ability to obtain a new line of credit will be sufficient to enable us to meet our cash needs through December 2008.

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

If we continue to suffer losses from operations, the proceeds from our public offering, private placement and borrowings may be insufficient to support our ability to expand our business operations as rapidly as we would deem necessary at any time, unless we are able to obtain additional financing. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives and would be required to reduce our level of operations, including reducing infrastructure, promotions, personnel and other operating expenses. These events could adversely affect our business, results of operations and financial condition.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The FASB has deferred the implementation of SFAS No. 157 by one year for certain non-financial assets and liabilities such that this will be effective for the fiscal year beginning January 1, 2009. The Company is currently evaluating the effect of adopting SFAS No. 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No.159 are effective as of the beginning of our 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

Management believes the adoption of the above mentioned accounting policies will not have a material impact on the Company’s results of operations, financial position or cash flow.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation has a material effect on our results of operations.

ITEM 7:  FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheet of Reed’s, Inc. as of December 31, 2007 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Reed’s, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ WEINBERG & COMPANY, P.A.

Weinberg & Company, P.A.
Los Angeles, California
March 14, 2008

REED’S, INC.
BALANCE SHEET
December 31, 2007

ASSETS
Cash	$742,719
Inventory	3,028,450
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $407,480	1,160,940
Other receivables, net of allowance for doubtful accounts of $300,000	16,288
Prepaid expenses	76,604
Total Current Assets	5,025,001

Property and equipment, net of accumulated depreciation of $867,769	4,248,702

OTHER ASSETS
Brand names	800,201
Other intangibles, net of accumulated amortization of $5,212	13,402
Total Other Assets	813,603

TOTAL ASSETS	$10,087,306

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,996,849
Current portion of long term debt	27,331
Accrued interest	3,548
Accrued expenses	54,364
Total Current Liabilities	2,082,092

Long term debt, less current portion	765,753

Total Liabilities	2,847,845
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $10.00 par value, 500,000 shares authorized, 48,121 shares issued and outstanding, liquidation preference of $10.00 per share	481,212
Common stock, $.0001 par value, 19,500,000 shares authorized, 8,751,721 shares issued and outstanding	874

Additional paid in capital	17,838,516
Accumulated deficit	(11,081,141)
Total stockholders’ equity	7,239,461

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,087,306

The accompanying notes are an integral part of these financial statements

REED’S, INC.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007 and 2006
	Year Ended December 31,
	2007	2006

SALES	$13,058,813	$10,484,353
COST OF SALES	11,039,577	8,426,774
GROSS PROFIT	2,019,236	2,057,579
OPERATING EXPENSES
Selling	4,586,806	1,352,313
General and Administrative	2,621,319	2,511,856
Write-off note receivable	300,000	-
Total Operating Expenses	7,508,125	3,864,169

LOSS FROM OPERATIONS	(5,488,889)	(1,806,590)
OTHER INCOME (EXPENSE)
Interest Income	120,062	7,773
Interest Expense	(182,402)	(414,792)
Total Other Income (Expense)	(62,340)	(407,019)

NET LOSS	(5,551,229)	(2,213,609)
Preferred Stock Dividend	(27,770)	(29,470)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,578,999)	$(2,243,079)

NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS— Basic And Diluted	$(0.70)	$(0.41)

WEIGHTED AVERAGE SHARES OUTSTANDING, Basic and Fully Diluted	8,009,009	5,522,753

The accompanying notes are an integral part of these financial statements

REED’S, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007 and 2006

			Common	Additional
	Common Stock		Stock to be	Paid	Preferred Stock		Accumulated
	Shares	Amount	Issued	In Capital	Shares	Amount	Deficit	Total
Balance, January 1, 2006	5,042,197	$503	$29,470	$2,788,683	58,940	$589,402	$(3,259,063)	$148,995

Common stock, issued in connection with the June 30, 2006 preferred stock dividend	7,373	1	—	29,469	—	—	(29,470)	—
Common stock, issued in connection with the June 30, 2005 preferred stock dividend	7,362	1	(29,470)	29,469	—	—	—	—
Common stock issued upon debt conversion	140,859	14	—	285,430	—	—	—	285,444
Common stock issued for cash, net of offering costs	1,945,394	195	—	6,396,255	—	—	—	6,396,450
Fair value of options issued to employees	—	—	—	5,808	—	—	—	5,808
Net loss	—	—	—	—	—	—	(2,213,609)	(2,213,609)
Balance, January 1, 2007	7,143,185	714	—	9,535,114	58,940	589,402	(5,502,142)	4,623,088

Fair Value of Common Stock issued for services and equipment	1,440	—	—	11,032	—	—	—	11,032
Common stock issued in connection with the June 30, 2007 preferred stock dividend	3,820	—	—	27,770	—	—	(27,770)	—
Common stock issued upon conversion of preferred stock	43,276	4	—	108,186	(10,819)	(108,190)	—	—
Common stock issued upon exercise of warrants	60,000	6	—	164,994	—	—	—	165,000
Common stock issued for cash, net of offering costs	1,500,000	150	—	7,626,243	—	—	—	7,626,393
Public Offering expenses				(55,394)				(55,394)
Fair value of vesting of options issued to employees				420,571				420,571
Net loss	—	—	—	—	—	—	(5,551,229)	(5,551,229)
Balance, December 31, 2007	8,751,721	$874	$—	$17,838,516	48,121	$481,212	$(11,081,141)	$7,239,461

The accompanying notes are an integral part of these financial statements

REED’S, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006

	Year Ended December 31 ,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,551,229)	$(2,213,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	205,262	155,860
Provision for amounts due from director	—	3,000
Fair value of stock options issued to employees	420,571	5,808
Fair value of common stock issued for services or bonuses	3,782	—
Write off of note receivable	300,000	—
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	22,823	(648,857)
Inventory	(1,517,220)	(303,211)
Prepaid expenses	87,858	(90,183)
Other receivables	8,523	(17,248)
Accounts payable	301,834	50,523
Accrued expenses	(63,937)	64,097
Accrued interest	(24,450)	(9,507)
Net cash used in operating activities	(5,806,183)	(3,003,327)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,650,807)	(64,924)
Increase in Note Receivable	(300,000)	—
Net cash used in investing activities	(2,950,807)	(64,924)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed received from borrowings on debt	163,276	—
Payments for public offering	(55,394)	—
Decrease (increase) in restricted cash	1,580,456	(1,580,456)
Deferred offering costs		(251,924)
Principal payments on debt	(263,413)	(327,734)
Proceeds from issuance of common stock	7,626,393	7,004,611
Proceeds from issuance of common stock upon conversion of warrants	165,000	—
Payoff of previous line of credit		(1,171,567)
Net borrowings (repayments) on existing lines of credit	(1,355,526)	1,081,140
Payments on debt to related parties	—	(74,646)
Net cash provided by financing activities	7,860,792	4,679,424
NET INCREASE (DECREASE) IN CASH	(896,198)	1,611,173
CASH — Beginning of year	1,638,917	27,744
CASH — End of year	$742,719	$1,638,917

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$206,852	$424,298
Taxes	$—	$—

Non Cash Investing and Financing Activities
Long term debt converted to common stock	$—	$9,000
Related party debt converted to common stock	$—	$177,710
Accrued interest converted to common stock	$—	$98,734
Preferred Stock converted to common stock	$108,190	$—
Common Stock issued in settlement of preferred stock dividend	$27,770	$29,470
Deferred stock offering costs charged to paid in capital	$-	$608,161
Common Stock issued in acquisition of property and equipment	$7,250	$—

The accompanying notes are an integral part of these financial statements

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(1) Operations and Summary of Significant Accounting Policies

A) Nature of Operations

Reed’s, Inc. (the “Company”) was organized under the laws of the state of Florida in January 1991. In 2001, the Company changed its name from Original Beverage Corporation to Reed’s, Inc. and changed its state of incorporation from Florida to Delaware. The Company is engaged primarily in the business of developing, manufacturing and marketing natural non-alcoholic beverages, as well as candies and ice creams. The Company currently offers 6 Reed’s Ginger Brew flavors (Original, Premium, Extra, Cherry Ginger, Raspberry Ginger and Spiced Apple Ginger), 7 Virgil’s Root Beer and Cream Sodas beverages (Root Beer, Cream Soda, Black Cherry Cream Soda, the same three in a Diet version, plus the Special Edition Bavarian Nutmeg Root Beer) , 2 China Cola beverages (regular and cherry), 2 kinds of  ginger candies (crystallized ginger and ginger chews), and 3 flavors of ginger ice cream (Original, Green Tea, and Chocolate).

The Company sells its products primarily in upscale gourmet and natural food stores and supermarket chains in the United States and, to a lesser degree, in Europe and Canada.

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

The allowance for doubtful accounts and returns and discounts is established through a provision for returns and discounts charged against sales. Receivables are charged off against the allowance when payments are received or products returned. The allowance for doubtful accounts and returns and discounts as of December 31, 2007 was approximately $407,000.

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

Management applies the impairment tests contained in SFAS Number 142 to determine if an impairment has occurred. Accordingly, management compares the carrying value of the asset to its fair value in determining the amount of the impairment. No impairments were identified for the years ended December 31, 2007 and 2006.

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

G) Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the $100,000 guarantee during the year ended December 31, 2007.

During the years ended December 31, 2007 and 2006 the Company had two customers, which accounted for approximately 35% and 14%, and 39% and 17%, respectively, of the Company’s total sales. No other customer accounted for more than 10% of sales in either year. As of December 31, 2007, the Company had $660,123 (42%) and $100,224 (6%), respectively, of accounts receivable due from these customers.

The Company currently relies on a single contract packer for a majority of its production and bottling of beverage products. The Company has different packers for their non-beverage products. Although there are other packers and the Company has outfitted their own brewery and bottling plant, a change in packers may cause a delay in the production process, which could ultimately affect operating results.

H) Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments including cash, restricted cash, accounts and other receivables, accounts payable, accrued interest and accrued expenses approximate their fair value as of December 31, 2007 due to their short maturities. The carrying amount of lines of credit and long term debt approximate fair value because the related effective interest rates on these instruments approximate the rates currently available to the Company.

I) Cost of sales

The Company, with one exception, classifies shipping and handling costs of the sale of its products as a component of cost of sales. The one exception regards shipping and handling costs associated with local sales and local distribution. Since these activities are integrated, those costs are combined and are included as selling expenses. For the years ended December 31, 2007 and 2006 those costs were approximately $225,000 and $179,000, respectively.

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

K) Revenue Recognition

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

The Company accounts for certain sales incentives, including slotting fees, as a reduction of gross sales, in accordance with Emerging Issues Task Force on Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” These sales incentives for the years ended December 31, 2007 and 2006 approximated $955,000 and $697,000, respectively.

L) Net Loss Per Share

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

For the years ended December 31, 2007 and 2006 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of the following as of December 31, 2007:

Warrants	1,668,236
Preferred Stock	192,484
Options	749,000
Total	2,609,720

M) Advertising Costs

The Company accounts for advertising production costs by expensing such production costs the first time the related advertising is run.

Advertising costs are expensed as incurred and are included in selling expense in the amount of $174,000 and $51,739, for the years ended December 31, 2007 and 2006, respectively.

N) Reporting Segment of the Company

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131) requires certain disclosures of operating segments, as defined in SFAS No. 131. Management has determined that the Company has only one operating segment and therefore is not required to disclose operating segment information. Management believes we operate in one segment and evaluates its revenues and expenses in only one segment.

O) Stock Compensation Expense

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remained unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

P) Recent Accounting Pronouncements

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

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

Management believes the adoption of the above mentioned accounting policies will not have a material impact on the Company’s results of operations, financial position or cash flow.

(2) Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market, and is comprised of the following as of December 31, 2007:

Raw Materials	$1,179,580
Finished Goods	1,848,870
$3,028,450

(3) Fixed Assets

Fixed assets are comprised of the following as of December 31, 2007:

Land	$1,409,546
Building	1,743,420
Vehicles	339,624
Machinery and equipment	1,250,076
Office equipment	373,805
5,116,471
Accumulated depreciation	(867,769)
$4,248,702

Depreciation expense for the years ended December 31, 2007 and 2006 was $204,517 and $155,116, respectively.

(4) Intangible Assets

Brand Names

Brand Names consist of two (2) trademarks for natural beverages which the Company acquired in previous years. As long as the Company continues to renew its trademarks, these intangible assets will have an indefinite life. Accordingly, they are not subject to amortization. The Company determines fair value for Brand Names by reviewing the net sales of the associated beverage and applying industry multiples for which similar beverages are sold. As of December 31, 2007, carrying amounts for Brand Names were $800,201.

Other Intangible Assets

At December 31, 2007, Other Intangible Assets consist of:

Asset	Gross Amount	Accumulated Amortization	Current Year Amortization	Useful Life
Building Loan Fees	$18,614	$5,212	$745	300 months

The estimated aggregate amortization as of December 31, 2007 for each of the next five years is:

Year	Amount
2008	$745
2009	745
2010	745
2011	745
2012	745

(5) Lines of Credit

During the year ending December 31, 2007, the Company utilized the following line of credit agreements available:

The Company has an unsecured $50,000 line of credit with a bank which expires in December 2009. Interest is payable monthly at the prime rate, as published in the Wall Street Journal, plus 12% per annum. The Company’s outstanding balance was $24,750 at December 31, 2006 and was paid off in the year ending December 31, 2007. As of December 31, 2007, there was $50,000 available under the line of credit.

During the year ending December 31, 2007, the Company paid off and closed a line of credit with a bank. This line of credit allowed the Company to borrow a maximum amount of $1,500,000. The interest rate on this line of credit was at the Prime rate.
(6) Long-term Debt

Long-term debt consists of the following as of December 31, 2007:

Note payable to the Small Business Association in the original amount of $748,000 with interest at the Wall Street Journal prime rate plus 1% per annum, adjusted monthly with no cap or floor. The combined monthly principal and interest payments are $5,976, subject to annual adjustments. The interest rate in effect at December 31, 2007 was 8.5%. The note is secured by land and building and guaranteed by the majority stockholder. The note matures November 2025.	$650,483

Building improvement loan with a maximum draw of $168,000. The interest rate is at the Wall Street Journal prime rate plus 1%, adjusted monthly with no cap or floor. The combined monthly principal and interest payments are $1,137; subject to annual adjustments. The rate in effect at December 31, 2007 was 7.08% per annum. The note is secured by land and building and guaranteed by the majority stockholder and matures November 2025.	136,525

Note payable to GMAC, secured by an automobile, payable in monthly installments of $384 including interest at 0.0%, with maturity in 2008.	384

Notes payable to Chrysler Financial Corp., secured by automobiles, payable in monthly installments of $658, including interest at 1.9% per annum, with maturity in 2008.	5,692

Total	793,084

Less current portion	27,331
$765,753

The aggregate maturities of long-term debt for each of the next five years and thereafter are as follows as of December 31, 2007:

2008	$27,331
2009	20,061
2010	22,006
2011	24,139
2012	26,479
Thereafter	673,068
Total	$793,084

(7) Stockholders’ Equity

Preferred Stock

Preferred stock consists of 500,000 shares authorized to Series A, $10.00 par value, 5% non-cumulative, participating, preferred stock. As of December 31, 2007 there were 48,121 shares outstanding, with a liquidation preference of $10.00.

These preferred shares have a 5% pro-rata annual non-cumulative dividend. The dividend can be paid in cash or, in the sole and absolute discretion of our board of directors, in shares of common stock based on its then fair market value. We cannot declare or pay any dividend on shares of our securities ranking junior to the preferred stock until the holders of our preferred stock have received the full non-cumulative dividend to which they are entitled. In addition, the holders of our preferred stock are entitled to receive pro rata distributions of dividends on an “as converted” basis with the holders of our common stock. During the year ended December 31, 2007, the Company accrued and paid a $27,770 dividend payable to the preferred shareholders, which management has elected to pay through the issuance of 3,820 shares of its common stock. In June 2006, the Company issued 7,373 shares of common stock valued at $29,470 to its preferred stockholders as payment for a preferred stock dividend.

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

Since June 30, 2007, we have the right, but not the obligation, to redeem all or any portion of the Series A preferred stock by paying the holders thereof the sum of the original purchase price per share, which was $10.00, plus all accrued and unpaid dividends.

The Series A preferred stock may be converted, at the option of the holder, at any time after issuance and prior to the date such stock is redeemed, into four shares of common stock, subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, recapitalization, reclassification and similar transactions. We are obligated to reserve out of our authorized but unissued shares of common stock a sufficient number of such shares to effect the conversion of all outstanding shares of Series A preferred stock. During the year ended December 31, 2007, 10,819 shares of preferred stock was converted into 43,276 shares of common stock.

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

Common Stock

Common stock consists of $.0001 par value, 19,500,000 shares authorized, 8,751,721 shares issued and outstanding as of December 31, 2007. During the year ending December 31, 2007, a majority of the Company’s shareholders approved an increase of its authorized shares from 11,500,000 to 19,500,000.

During 2007, the Company completed a private placement to accredited investors only, on subscriptions for the sale of 1,500,000 shares of common stock and warrants to purchase up to 749,995 shares of common stock, resulting in an aggregate of $9,000,000 of gross proceeds to the Company. The Company sold the shares of common stock at a purchase price of $6.00 per share. The warrants issued in the private placement have a five-year term and an exercise price of $7.50 per share. The Company paid commissions of $900,000 to the placement agent for the private placement and issued warrants to the placement agent to purchase up to 150,000 shares of common stock with an exercise price of $6.60 per share. We also issued additional warrants to purchase up to 15,000 shares of common stock with an exercise price of $6.60 per share and paid an additional $60,000 in cash to the placement agent as an investment banking fee. The Company received proceeds after commissions of approximately $8,100,000 in the aggregate, of which approximately $7,626,000 was received net of offering costs.

During the year ended December 31, 2007, 440 shares of common stock with a value of $3,782 were issued to employees as a bonus, 1,000 shares with a value of $7,250 were issued to a consultant for services rendered related to the acquisition of real estate and 60,000 shares of common stock were issued from the exercise of 60,000 warrants and the Company received $165,000 upon their conversion.

During 2006, the Company completed a public offering of its stock. The Company sold a total of 2,000,000 shares of common stock at $4.00 per share. The Company received proceeds after commissions of approximately $7,200,000 in the aggregate, of which approximately $7,005,000 was received in 2006 ($6,396,460 after commissions). In addition, the Company granted warrants to purchase 200,000 shares of common stock to the underwriters. These warrants have an exercise price of $6.60. During the 2007 year, the Company incurred an additional $55,394 in costs in relation to this public offering.

In November 2006, the Company issued 9,315 shares of common stock as a result of a former note holder who converted his note and accrued interest, in the amount of $22,355, to common stock in accordance with the original note terms. During 2006, the Company converted related party debt and associated accrued interest, in the amount of $263,089, to common stock. The total shares issued were 140,859 at a value of $285,444. (See Note 11)

(8) Stock Options and Warrants

A) Stock Options

In 2001, the Company adopted the Original Beverage Corporation 2001 Stock Option Plan and in 2007 the Company adopted the Reed’s Inc 2007 Stock Option Plan (the “Plans”). The options under both plans shall be granted from time to time by the Compensation Committee. Individuals eligible to receive options include employees of the Company, consultants to the Company and directors of the Company. The options shall have a fixed price, which will not be less than 100% of the fair market value per share on the grant date. The total number of options authorized is 500,000 and 1,500,000, respectively for the Original Beverage Corporation 2001 Stock Option Plan and the Reed’s Inc 2007 Stock Option Plan.

During the year ended December 31, 2007, the Company issued 474,000 options to purchase the Company's common stock at a weighted average price of $7.50 to employees under the Plans. The aggregate value of the options vesting during the year ended December 31, 2007 and 2006 was $420,571 and $5,808, respectively, and has been reflected as compensation cost. As of December 31, 2007, the aggregate value of unvested options was $1,798,399, which will be amortized as compensation cost as the options vest, over 3 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. For the option awards from January 1, 2007 to September 30, 2007, the expected volatility is based on the volatilities of public entities which are in the same industry as the Company. Since October 1, 2007, expected volatility is based on the actual volatility based on the closing price of the Company’s stock. For purposes of determining the expected life of the option, the full contract life of the option is used. The risk-free rate for periods within the contractual life of the options is based on the U. S. Treasury yield in effect at the time of the grant.

The weighted-average grant date fair value of options granted during 2007 and 2006 was $4.68 and $2.46, respectively.

	Year ended December 31, 2007	Year ended December 31, 2006
Expected volatility	70%-90%	70%
Weighted average volatility	72.14%	70%
Expected dividends	—	—
Expected term (in years)	5	5
Risk free rate	4.48%	4.49%

A summary of option activity as of December 31, 2007 and changes during the year then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	291,000	$3.80
Granted	85,000	$4.00
Exercised	—	—
Forfeited or expired	(12,500)	$4.00
Outstanding at December 31, 2006	363,500	$3.84	3.8	$92,500
Exercisable at December 31, 2006	278,500	$3.79	3.5	$92,500

Outstanding at January 1, 2007	363,500	$3.84
Granted	474,000	$7.50
Exercised	—	—
Forfeited or expired	(88,500)	$5.01
Outstanding at December 31, 2007	749,000	$6.02	3.8	$732,760
Exercisable at December 31, 2007	298,333	$3.81	2.7	$609,233

The aggregate intrinsic value was calculated, as of December 31, 2007, as the difference between the market price and the exercise price of the Company’s stock for the 346,500 options outstanding and 280,833 options exercisable which were in-the-money.

A summary of the status of the Company’s nonvested shares granted under the Company’s stock option plan as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value

Nonvested at January 1, 2007	85,000	$2.46
Granted	474,000	$4.68
Vested	(28,333)	$2.46
Forfeited	(80,000)	$3.17
Nonvested at December 31, 2007	450,667	$4.67

Additional information regarding options outstanding as of December 31, 2007 is as follows:

Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$2.00 to $2.99	37,500	1.55	$2.00	37,500	$2.00
$3.00 to $3.99	26,500	2.30	3.24	17,500	3.00
$4.00 to $4.99	282,500	3.23	4.00	225,833	4.00
$5.00 to $5.99	-	-	-	-	-
$6.00 to $6.99	17,500	1.42	6.00	17,500	6.00
$7.00 to $7.99	200,000	4.64	7.61	-	-
$8.00 to $8.99	175,000	4.63	8.50	-	-
$9.00 to $9.99	-	-	-	-	-
$10.00 to $10.99	10,000	4.60	10.01	-	-
Total	749,000	3.79	$6.02	298,333	$3.81

B) Warrants

During the year ended December 31, 2007, the Company granted 914,995 warrants to investors and underwriters in relation to an underwriting agreement (see Note 7) valued at $3,901,779.

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

	Year ended December 31, 2007	Year ended December 31, 2006
Expected volatility	70%	70%
Weighted average volatility	70%	70%
Expected dividends	-	-
Expected term (in years)	5	5
Risk free rate	5.10%	4.45%

The weighted-average grant date fair value of warrants granted during 2007 and 2006 was $4.27 and $2.03, respectively.

A summary of warrant activity as of December 31, 2007 and changes during the year then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	613,241	$2.80
Granted	200,000	$6.60
Exercised	—
Forfeited or expired	—
Outstanding at December 31, 2006	813,241	$3.74	3.0	$731,617
Exercisable at December 31, 2006	613,241	$2.80	2.4	$731,617

Outstanding at January 1, 2007	813,241	$3.74
Granted	914,995	$7.34
Exercised	(60,000)	$2.75
Forfeited or expired	—
Outstanding at December 31, 2007	1,668,236	$5.75	3.4	$1,674,580
Exercisable at December 31, 2007	1,668,236	$5.75	3.4	$1,674,580

The aggregate intrinsic value was calculated, as of December 31, 2007, as the difference between the market price and the exercise price of the Company’s stock for the 553,241 warrants which were in-the-money.

A summary of the status of the Company’s nonvested shares granted as warrants as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value

Nonvested at January 1, 2007	200,000	$2.03
Granted	914,995	$4.27
Vested	(1,114,995)	$3.86
Forfeited	—	—
Nonvested at December 31, 2007	—	—

Additional information regarding warrants outstanding as of December 31, 2007 is as follows:

Warrants outstanding				Warrants exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$2.00 to $2.99	104,876	1.50	$2.00	104,876	$2.00
$3.00 to $3.99	446,865	1.50	3.00	446,865	3.00
$4.00 to $4.99	1,500	1.50	4.00	1,500	4.00
$5.00 to $5.99	-	-	-	-	-
$6.00 to $6.99	365,000	4.18	6.60	365,000	6.60
$7.00 to $7.99	749,995	4.46	7.50	749,995	7.50
Total	1,668,236	3.42	$5.75	1,668,236	$5.75

(9) Income Taxes

At December 31, 2007, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $10,400,000 for Federal purposes and $9,300,000 for state purposes. The Federal carryforward expires in 2026 and the state carryforward expires in 2011. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

 SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carry-forwards, the utilization of the Company’s net operating loss carry-forwards will likely be limited as a result of cumulative changes in stock ownership. The company has not recognized a deferred tax asset and, as a result, the change in stock ownership has not resulted in any changes to valuation allowances.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

Significant components of the Company’s deferred income tax assets as of December 31, 2007 are as follows:

Deferred income tax asset:
Net operating loss carry forward	$4,800,000
Valuation allowance	(4,800,000)
Net deferred income tax asset	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Year Ended
	December 31,
	2007	2006
Tax expense at the U.S. statutory income tax	(34.00)%	(34.00)%
Increase in the valuation allowance	34.00%	34.00%
Effective tax rate	—	—

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”)— an interpretation of FASB Statement No. 109, Accounting for Income Taxes .” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

(10) Commitments and Contingencies

Lease Commitments

The Company leases machinery under non-cancelable operating leases. Rental expense for the years ended December 31, 2007 and 2006 was $53,861 and $67,707, respectively.

Future payments under these leases as of December 31, 2007 are as follows:

Year Ending
December 31,
2008	$18,634
2009	12,365
2010	7,496
2011	6,872
2012	-
Total	$45,367

Other Commitments

The Company has entered into contracts with customers with clauses that commit the Company to fees if the Company terminates the agreement early or without cause. The contracts call for the customer to have the right to distribute the Company’s products to a defined type of retailer within a defined geographic region. If the Company should terminate the contract or not automatically renew the agreements, amounts would be due to the customer. As of December 31, 2007, the Company has no plans to terminate or not renew any agreement with any of their customers, therefore no fees have been accrued in the accompanying financial statements.

  Legal Proceedings

The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of its management, is likely to have a material adverse effect on it.

On January 20, 2006, Consac Industries, Inc. (dba Long Life Teas and Long Life Beverages) filed a lawsuit in the United States District Court for the Central District of California against Reed’s Inc. and Christopher Reed, Case No. CV06-0376. The complaint asserts claims for negligence, breach of contract, breach of warranty, and breach of express indemnity relating to Reed’s, Inc.’s manufacture of approximately 13,000 cases of “Prism Green Tea Soda” for Consac. Consac contends that the Company negligently manufactured the soda resulting in at least one personal injury. Consac sought $2.6 million in damages, plus interest and attorneys fees. In January 2007, the Company settled the lawsuit for $450,000, of which $300,000 was paid by the Company and $150,000 was paid by the Company's insurance. The $300,000 was accrued as of December 31, 2006 and was included in legal costs on the Statement of Operations for the year ended December 31, 2006.

(11) Related Party Activity

As of December 31, 2007, the Company has a $300,000 note receivable from an entity that is partly owned by an advisor to the board of directors. The note is secured by all the entity’s assets and intellectual property. The note is payable on March 25, 2008 and bears interest at 7.50% per annum with quarterly interest payments. As of December 31, 2007, the Company has determined that the note may be deemed uncollectible and the collateral worthless, and has created a reserve for uncollectible amounts for the entire balance due.

For the year ending December 31, 2007, the Company employed three family members of the majority shareholder and Chief Executive officer of the Company in sales and administrative roles. The three members were paid approximately $232,000, $80,000 and $15,000, respectively. In addition, for the year ending December 31, 2007, these family members were granted 0, 100,000 and 0 options, respectively, to purchase the Company’s common stock which vest over three years and expire in 2012.

The Company had notes payable to Robert T. Reed, Sr., the father of the Company’s President. During 2006 these notes payable and related accrued interest were either converted to common stock or fully repaid. $177,710 of notes payable was converted to 88,855 shares of common stock, in accordance with the original terms of the note. In addition, $85,379 of accrued interest was converted to 42,689 shares of common stock, in accordance with the original terms of the note. $74,648 of notes payable and $25,625 of accrued interest were repaid.

(12) Subsequent Events

In January 2008, the Company entered into an agreement for future consulting services. The Company has agreed to pay 11,960 shares of common stock over the six month engagement and agreed to register the shares with the Securities and Exchange Commission in its next registration statement. From January to March 2008, we issued 5,979 shares of common stock to the consultant under the agreement.

In March 2008, the Company borrowed a total of $1,770,000 from a bank secured by the Company’s real estate and personally guaranteed by Chris Reed, the Company’s CEO and founder. The 30 year financing bears interest at 8.41% per annum and carries a prepayment penalty of 3% if the loan is repaid within five years. The amounts presented as Long Term debt on the accompanying balance sheet as of December 31, 2007 will be repaid as a condition of this financing.

In March 2008, options to purchase a total of 193,000 shares of company stock were issued to employees from the Plans with strike prices from $3.48 to $5.00.

In March 2008, we issued 150,000 shares of common stock to a consultant pursuant to a research and analysis services agreement.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A(T). Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal controls over financial reporting include those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•
provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. Our system contains self monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was ineffective as of December 31, 2007.

In October 2007, we engaged an internal controls consultant to assist in our compliance with the Sarbanes-Oxley Act of 2002. Specifically, the consultant was engaged to document our system of internal controls, identify material weaknesses, propose and implement remediation of the weaknesses, develop tests of our key controls, analyze the testing and train our personnel to maintain the system and tests. In December 2007, we received a report from our internal controls consultant that stated that we have material weaknesses in our system of internal controls. A material weakness, as defined in standards established by the Public Company Accounting Oversight Board (United States), has been identified. A material weakness is a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Based upon the report of the consultant and managements assessment, we have identified the following material weaknesses:

•	insufficient disaster recovery or backup of core business functions,

•	lack of segregation of duties,

•	lack of a purchase order system or procurement process,

•	lack of documented and reviewed system of internal controls, and

•	accounting for the allowance for bad debts and the application of credit memos and chargebacks.

Management is continuing to work with our internal controls consultant to remediate these material weaknesses in our system of internal controls. The following is a summary of the material weaknesses identified in the report.

Insufficient disaster recovery or backup of core business functions. In December 2007, we experienced instability with our computer system back up systems due to an upgrade of several of our computer servers. We have selected a new back up solution, which we expect to be implemented by the second quarter of 2008.

Lack of segregation of duties. Under the supervision of our Chief Executive Officer, in June 2007, we purchased and implemented a new accounting system. We believe this system is more robust than our previous accounting system. In our informal post implementation analysis, we have determined that the migration to this new accounting system omitted several key elements such as training of our accounting, operations and management staff of key processes, such as the generation of management reports, implementation of modules and user access to the general ledger. The lack of these processes created a lack of segregation of duties. To remediate this deficiency, we have engaged internal control and information systems support personnel to train our staff, design reports, develop processes and document our system of internal controls. This process is ongoing and expected to be complete by the fourth quarter of 2008.

Immediately after the implementation of the new accounting system, all users were assigned “super user” rights, meaning that there were no limitations or restrictions to what modules or menu items our users could access. This “super user” right is usually reserved for system administrators because a user with “super user” access can enter, modify or approve any journal entry, without restriction. To remediate this internal control deficiency, we have defined job descriptions for each user of our accounting system and restricted access related to job responsibilities and functions, so there are no unauthorized transactions posted and a review process is in place. The restricted menus for each user were implemented in the first quarter of 2008. We are currently reviewing the list of processes and menus assigned to each staff member and expect the review will be complete by the end of the second quarter of 2008.

Lack of a purchase order system or procurement process. We do not utilize a purchase order system to initiate, track, and approve our purchases. Although we use a purchase order for the procurement and production of our inventory, the purchase orders generated are not integrated into our accounting system, compared to our budget and forecast process or reviewed by management. To address the lack of a purchase order system or process, we have assigned consultants to implement the purchase order process and module within the accounting system to initiate, approve, and track the purchasing of all goods and services. Management has identified individuals within the company who will be authorized to initiate and approve the purchasing of goods and services from vendors. In addition, we have informed most of our vendors that we will require an approved, system generated purchase order before any goods, products or services can be procured. For individuals approving purchase orders, dollar amount limits have been assigned within the accounting system consistent with their approval level and job function. We expect that we will complete and implement the purchase order module by the end of the second quarter of 2008.

It is common in the beverage industry for sales personnel to provide discounts, promotions, cooperative advertising or incentives to a company’s customers. Our sales personnel often commit us to these types of programs to increase sales or introduce new products. However, our accounting personnel have not been regularly informed of this commitment until after the customer has deducted the cost of the program from their remittances. We believe that these undocumented commitments have created a material weakness in our internal control over financial reporting. We also have experienced difficulty reconciling the deduction taken by our customers and the undocumented commitment by our sales personnel, thereby creating the potential for unauthorized discounts and the resulting loss of revenue. To remediate this weakness, we are designing a purchase order system whereby our sales personnel will be required to provide our customers with an approved and documented purchase order for committed programs. This system is anticipated to be designed and implemented over two phases. The first phase of the system will be manual (paper based) and not be electronically integrated into the accounting system. This first phase was designed in the first quarter of 2008 and will be completed in the second quarter of 2008. The next phase of the system will be designed in the second quarter of 2008 and is expected to be integrated into the accounting system.

Lack of documented and reviewed system of internal controls. Our internal controls consultant reported that we have a material weakness in our internal controls due to the lack of a documented and reviewed system of internal controls, and further advised us that if we had a documented and reviewed system of internal controls, it would indicate that we do not perform several key accounting processes. We have determined that to perform the processes and remediate this internal control deficiency, we would either need to hire additional accounting personnel or train our existing accounting personnel and reallocate their functions. We have not yet performed an analysis to determine if we can perform this function with our existing staff. However, we expect to perform this analysis in the second and third quarters of 2008. Examples of key processes that are not performed include:

Reconciliation of accounts receivable activity

Since July 2007, when we implemented a new accounting system, we have not had a process to reconcile activity with our customers, which include collection of past due amounts and follow-up with deductions. For example, when our customers take deductions for programs and do not provide documentation with their remittance, we do not have a process to reconcile, document and account for the deduction. Further, if the deductions were unauthorized, we have no process to dispute or collect from our customers. In addition, we do not have a process to collect from our customers for past-due amounts.

For several months in 2007, we incorrectly applied customer payments so that our reports of open invoices were not reliable. In order to fix the incorrectly applied payments, we will need to perform a reconciliation that may take several weeks. No resources have been allocated for this reconciliation, but we are expecting to assign resources in the second quarter of 2008 and complete the reconciliation in the third quarter of 2008. Since October 2007, we have correctly applied our customer payments.

Month-end, quarterly and periodic reporting

Since July 2007, when we implemented a new accounting system, we have not had a documented process for our month-end and quarter-end close. We plan to document and implement the quarter-end close process in the second quarter of 2008 and a month-end close process in the third-quarter of 2008.

Management reports

We do not produce several key management reports to analyze the performance of sales and operations and the estimate of liabilities, such as recycling fees. We are currently designing reports with a consultant on an as-needed, ad hoc basis. We will need additional reports so management can make decisions about the success of marketing initiatives, sales personnel and operational efficiencies, which we plan to design through the third quarter of 2008.

Accounts Payable

We do not pay vendor’s invoices in a timely manner which results in accounts payable aging errors, errors in processing, lost discounts and potential threats of business disruptions. To address untimely payment of vendor’s invoices, management is implementing the above mentioned purchase order system and developing an accounts payable process for entering invoices timely to track payments due to vendors to avoid business disruption and improved tracking of liabilities. In addition, our Chief Executive Officer is the only approved check signer. When he is not in the office, we need to rely on alternative methods of payments, such as wire transfers or overnight couriers. If we are unable to rely on these alternative methods of payments, we are unable to process payments to our vendors, which can create untimely payments to vendors. We expect to develop the accounts payable process in the second quarter of 2008. However, we do not expect to authorize additional check signers in the near future.

Beginning with the fourth quarter of 2007, we implemented remediation plans in order to eliminate these material weaknesses, including the following:

•	we hired a consultant to evaluate our system of internal controls and hired a Chief Financial Officer and replaced our Controller,

•	additional information systems personnel have been engaged and system issues, including necessary alternatives, have been evaluated and revised or corrected, and

•	we have prepared process documentation related to our key assumptions, estimates and accounting policies and procedures.

As of December 31, 2007, we believe that we have identified and started the remediation of the material weaknesses related to improved process documentation surrounding our accounting policies and procedures. We will continue to implement remediation plans to address the identified material weakness during the remainder of 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC to provide only management’s report in this annual report.

With regard to the identified material weakness, we did not restate any financial results for any prior periods and believe that the identified material weakness did not have any material effect on the accuracy of our financial statements prepared with respect to any prior fiscal period.

Management’s Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

In making this evaluation, we considered the material weaknesses of our system of internal controls identified by our internal controls consultant. Despite the lack of the complete implementation of recommended improvements to the identified weaknesses in our internal control procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting .

Changes in Internal Controls Over Financial Reporting

Except as set forth above, we did not make any changes in our internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

General

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their death, resignation or removal. Officers serve at the discretion of the board of directors. Except as described below, there are no family relationships among any of our directors and executive officers. Our board members are encouraged to attend meetings of the board of directors and the annual meeting of stockholders. The board of directors held seven meetings and adopted two unanimous written consents in lieu of meetings in 2007.

The following table sets forth certain biographical information with respect to our directors and executive officers:

Name	Position	Age

Christopher J. Reed	President, Chief Executive Officer and Chairman of the Board	48
Thierry Foucaut	Chief Operating Officer	42
David M. Kane	Chief Financial Officer	45
Rory Ahearn	Vice President - Sales	56
Neal Cohane	Vice President - Sales	47
Mark Reed	Executive Vice President - Sales	46
Robert T. Reed, Jr.	Vice President and National Sales Manager - Mainstream	51
Eric Scheffer	Vice President and National Sales Manager - Natural Foods	39
Robert Lyon	Vice President Sales - Special Projects	57
Judy Holloway Reed	Secretary and Director	47
Mark Harris	Director	51
Dr. D.S.J. Muffoletto, N.D.	Director	52
Michael Fischman	Director	51

Christopher J. Reed founded our company in 1987. Mr. Reed has served as our Chairman, President and Chief Executive Officer since our incorporation in 1991. Until October 2007, Mr. Reed also served as the Company’s Chief Financial Officer. Mr. Reed has been responsible for our design and products, including the original product recipes, the proprietary brewing process and the packaging and marketing strategies. Mr. Reed received a B.S. in Chemical Engineering in 1980 from Rennselaer Polytechnic Institute in Troy, New York.

 Thierry Foucaut has been our Chief Operating Officer since May 2007. Prior to joining us, Mr. Foucaut worked for six years as Chief Operating Officer of Village Imports, a $30 million specialty foods and beverage distributor in California, where he created and launched a line of sparkling lemonades and managed the company’s operations including multiple warehouses and fleets of DSD delivery trucks. Mr. Foucaut spent 2000 with Eve.com, a leading San Francisco website specializing in retail sales of high end cosmetics. Mr. Foucaut worked for L¹Oréal Paris from 1994 through 1999 with growing marketing and sales responsibilities, including Product Manager from September 1994 to May 1996, South Europe Marketing Coordinator from June 1996 to July 1998 and Duty Free Key Account Executive from July 1998 to December 1999, managing large airport and airline clients over several European countries. He earned a Master of Science degree from Ecole Centrale Paris in 1988, and an MBA from Harvard Business School in 1994.

David M. Kane has been our Chief Financial Officer since October 2007. Prior to joining us, Mr. Kane had served as the Interim Chief Financial Officer of National Lampoon, Inc. since December 2006. Since 2000, Mr. Kane has operated a financial consulting practice for entertainment and media companies. Prior to his consulting practice, Mr. Kane served as Chief Financial Officer of the Left Bank Organization, a record label and music management company. He also served as the Chief Financial Officer for GreatDomains.com, an internet start-up company which was eventually sold to VeriSign. Mr. Kane spent the early part of his career working as Director of Finance for Virgin Records and Chief Financial Officer of Focus Affiliates, a publicly held electronics distributor. Mr. Kane holds a B.A. degree in Psychology from the University of California at Los Angeles.

Rory Ahearn has been our Vice President of Sales since August 2007. He has approximately 30 years of experience in the beverage industry. He most recently served as the Director of Sales, Eastern Business Unit, for Red Bull North America. In his seven years with Red Bull, Mr. Ahearn was responsible for building a distributor network from New York to Virginia, as well as selecting, training and managing an on and off premise sales force in excess of 50 persons. In addition, he managed the brand’s expansion into the national account segment in grocery, convenience, club, drug and non traditional channels. From 1998 through June 2000, Mr. Ahearn was the Northeast Regional Marketing Manager for Heineken USA and was responsible for channel programming in the off and on premise segments, with a particular emphasis on channel grocery and convenience in the Northeast markets. Mr. Ahearn spearheaded programming in the sports marketing area with the Boston Bruins, and conducted significant work in marketing to the Hispanic community. From 1987 to 1988, Mr. Ahearn held various executive positions with the Coors Distributing Company of New York. Mr. Ahearn managed both the distribution centers, as well as the on and off premise sales teams. Mr. Ahearn began his career in the beverage business while employed at Joyce Beverages, in Forestville, Maryland and Norwalk, Connecticut, as a route salesman. Mr. Ahearn is a graduate of Pace University, Pleasantville New York with a B.A. degree in Communications. In March 2008, Mr. Ahearn terminated his employment with the Company.

Neal Cohane has been our Vice President of Sales since August 2007. From March 2001 until August 2007, Mr. Cohane served in various senior-level sales and executive positions for PepsiCo, most recently as Senior National Accounts Manager, Eastern Division. In this capacity, Mr. Cohane was responsible for all business development and sales activities within the Eastern Division. From March 2001 until November 2002, Mr. Cohane served as Business Development Manager, Non-Carbonated Division within PepsiCo where he was responsible for leading the non-carbonated category build-out across the Northeast Territory. From 1998 to March 2001, Mr. Cohane spent three years at South Beach Beverage Company, most recently as Vice President of Sales, Eastern Region. During his tenure as Vice President of Sales, Eastern Region, Mr. Cohane managed a team of approximately 35 employees and an independent network of approximately 100 distributors to drive increased category sales volume and market share. From 1986 to 1998, Mr. Cohane spent approximately twelve years at Coca-Cola of New York where he held various senior-level sales and managerial positions, most recently as General Manager New York. Mr. Cohane holds a B.S. degree in Business Administration from Merrimack College in North Andover, Massachusetts.

Mark Reed has been our Executive Vice President  -  International Sales since August 2007.  Prior to joining Reed’s, Mr. Reed was a Sales Director for Greenplum, a database software company, from January 2007 to August 2007.  Mr. Reed worked as Vice President of Sales for 1Answer Solutions, a technology consulting company, where he managed a sales force from September 2004 to December 2006.  Mr. Reed was a National Account Manager with Hyperion Solutions from 2001 to 2004 and a Senior Account Executive with SunGard Data Systems from 1998 to 2001.  Mr. Reed worked as a Sales Executive for Prairie Systems, from 1996 to 1997 and for the Aeroquip Corporation from 1993 to 1995.   Prior to his positions in sales, Mr. Reed worked as an Industrial Engineer for several Aerospace companies including Raytheon, Hughes Missile Systems, General Dynamics and Rockwell International.  Mr. Reed received a B.S. in Industrial and Systems Engineering from the University of Florida in 1985. Mr. Reed is the brother of Christopher J. Reed, our Chairman, President and Chief Executive Officer and Robert T. Reed, Jr. our Vice President - International Sales.

Robert T. Reed, Jr. has been our Vice President and National Sales Manager - Mainstream since January 2004.  In September 2007, Mr. Reed joined Mark Reed to develop an International sales capability for Reed’s Inc. Prior to joining us, Mr. Reed was employed with SunGard Availability Services from 1987 through 2003. While at SunGard, Mr. Reed held several sales and executive management positions. He earned a Bachelors of Science degree in Business and Finance from Mount Saint Mary’s University.  Mr. Reed is the brother of Christopher J. Reed, our Chairman, President and Chief Executive Officer and Mark Reed, our Executive Vice President - International Sales.

Eric Scheffer has been our Vice President and National Sales Manager - Natural Foods since May 2001. From September 2000 to May 2001, Mr. Scheffer worked as Vice President of Sales for Rachel Perry Natural Cosmetics. Mr. Scheffer was national sales manager at Earth Science, Inc. from January 1999 to September 2000, where he managed the United States and Canadian outside sales force. Mr. Scheffer was national sales manager at USA Nutritionals from June 1997 to January 1999, where he led a successful effort bridging their marketing from natural foods to mainstream stores. He worked for Vita Source as Western sales manager from May 1994 to June 1997 and was their first sales representative. In February 2008, Mr. Scheffer terminated his employment with Company.

Robert Lyon has been our Vice President Sales - Special Projects since June 2002. In that capacity, Mr. Lyon directs our Southern California direct sales and distribution program in mainstream markets. Over the past five years, Mr. Lyon also has operated an organic rosemary farm in Malibu, California, selling bulk to re-packagers. In the 1980s and 1990s, Mr. Lyon operated a successful water taxi service with 20 employees and eight vessels of his own design. He also built the national sales team for a jewelry company, Iberia, from 1982 through 1987. Mr. Lyon holds several U.S. patents. He earned a Business Degree from Northwestern Michigan University in 1969.

Judy Holloway Reed has been with us since 1992 and, as we have grown, has run the accounting, purchasing and shipping and receiving departments at various times since the 1990s. Ms. Reed has been one of our directors since June 2004, and our Secretary since October 1996. In the 1980s, Ms. Reed managed media tracking for a Los Angeles Infomercial Media Buying Group and was an account manager with a Beverly Hills, California stock portfolio management company. She earned a Business Degree from MIU in 1981. Ms. Reed is the wife of Christopher J. Reed, our Chairman, President and Chief Executive Officer.

Mark Harris has been a member of our Board of Directors since April 2005. Mr. Harris is an independent venture capitalist and has been retired from the work force since 2002. In late 2003, Mr. Harris joined a group of Amgen colleagues in funding NeoStem, Inc., a company involved in stem-cell storage, archiving, and research to which he is a founding angel investor. From 1991 to 2002, Mr. Harris worked at biotech giant Amgen managing much of the company’s media production for internal use and public relations. Mr. Harris spent the decade prior working in the aerospace industry at Northrop with similar responsibilities.

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

Other than the relationships of Christopher J. Reed, Judy Holloway Reed, Mark Reed and Robert T. Reed, Jr., none of our directors or executive officers are related to one another.

Corporate Governance

We are committed to having sound corporate governance principles. We believe that such principles are essential to running our business efficiently and to maintaining our integrity in the marketplace.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the Board of Directors also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the Board of Directors.

Director Independence

The Board of Directors has determined that three members of our Board of Directors, Mr. Harris, Dr. Muffoletto and Mr. Fischman, are independent under the revised listing standards of The Nasdaq Stock Market, Inc. We intend to maintain at least two independent directors on our Board of Directors in the future.

Our Chief Executive Officer and all senior financial officers, including the Chief Financial Officer, are bound by a Code of Ethics that complies with Item 406 of Regulation S-B of the Exchange Act.

Board Structure and Committee Composition

As of the date of this prospectus, our Board of Directors has five directors and the following three standing committees: an Audit Committee, a Compensation Committee and a Nominations and Governance Committee. These committees were formed in January 2007.

US EURO Securities, Inc., the lead underwriter in our initial public offering, will have the right to designate an observer to our board of directors and each of its committees through the period ending December 12, 2011.

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

Our Audit Committee is comprised of Dr. Muffoletto, Mr. Harris and Mr. Fischman. Dr. Muffoletto serves as Chairman of the Audit Committee. The Board of Directors has determined that the three members of the Audit Committee are independent under the rules of the SEC and the Nasdaq National Market and that Dr. Muffoletto qualifies as an “audit committee financial expert,” as defined by the rules of the SEC. Our Board of Directors has adopted a written charter for the Audit Committee meeting applicable standards of the SEC and the Nasdaq National Market.

Compensation Committee. Our Compensation Committee assists our Board of Directors in determining and developing plans for the compensation of our officers, directors and employees. Specific responsibilities include the following:

•	approving the compensation and benefits of our executive officers;

•	reviewing the performance objectives and actual performance of our officers; and

•	administering our stock option and other equity compensation plans.

Our Compensation Committee is comprised of Dr. Muffoletto, Mr. Harris and Mr. Fischman. The Board of Directors has determined that all of the members of the Compensation Committee are independent under the rules of the Nasdaq National Market. Our Board of Directors has adopted a written charter for the Compensation Committee.

Nominations and Governance Committee. Our Nominations and Governance Committee assists the Board of Directors by identifying and recommending individuals qualified to become members of our Board of Directors, reviewing correspondence from our stockholders, and establishing, evaluating and overseeing our corporate governance guidelines. Specific responsibilities include the following:

•	evaluating the composition, size and governance of our Board of Directors and its committees and making recommendations regarding future planning and the appointment of directors to our committees;

•	establishing a policy for considering stockholder nominees for election to our Board of Directors; and

•	evaluating and recommending candidates for election to our Board of Directors.

Our Nominations and Governance Committee is comprised of Dr. Muffoletto and Mr. Fischman. The Board of Directors has determined that all of the members of the Nominations and Governance Committee are independent under the rules of the Nasdaq National Market. Our Board of Directors has adopted a written charter for the Nominations and Corporate Governance Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the year ended December 31, 2007 our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following:

Messrs. Christopher J. Reed, Rory Ahearn, Robert Lyon, Neal Cohane, David Kane, Mark Reed, Robert T. Reed, Jr., Eric Scheffer, Mark Harris, Michael Fischman and Thierry Foucaut and Ms. Judy Holloway Reed filed their initial statement of beneficial ownership of securities (Form 3) late.

Item 10. Executive Compensation

Executive Compensation

The following table sets forth certain information concerning compensation of certain of our executive officers, including our Chief Executive Officer and all other executive officers, or the Named Executives, whose total annual salary and bonus exceeded $100,000, for the years ended December 31, 2007 and 2006:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation (6)	Total

Christopher J. Reed, Chief Executive Officer	2007	$150,000						$4,616	$154,616
	2006	$150,000						$4,616	$154,616
Robert T. Reed, Jr. Executive Vice President	2007	$167,000	$65,000		$24,600				$256,600
Thierry Foucaut, Chief Operating Officer (2)	2007	$83,000	$34,000		$43,500				$160,500
Robert Lyon, Vice President	2007	$90,000	$65,000		$24,600				$179,600
Eric Scheffer, Vice President	2007	$80,000	$65,000		$20,500				$165,500
Mark Reed, Executive Vice President (3)	2007	$80,192			$70,000				$150,192
Neal Cohane, Senior Vice President (4)	2007	$65,554			$78,750				$144,304
Rory Ahearn, Senior Vice President (5)	2007	$63,945	$70,000		$73,538				$207,483

(1)
The amounts represent the current year unaudited compensation expense for all share-based payment awards based on estimated fair values, computed in accordance with Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), excluding any impact of assumed forfeiture rates. We record compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the following assumptions: 0% dividend yield; 70.0% expected volatility; 4.26%-4.91% risk free interest rate; 5 years expected lives and 0% forfeiture rate.

(2)	Mr. Foucaut was hired in June 2007. Amounts represent payments pursuant to an at will employment agreement since his hire date.
(3)	Mr. Mark Reed was hired in August 2007. Amounts represent payments pursuant to an at will employment agreement since his hire date.
(4)	Mr. Cohane was hired in August 2007. Amounts represent payments pursuant to an at will employment agreement since his hire date.
(5)	Mr. Ahearn was hired in September 2007. Amounts represent payments pursuant to an at will employment agreement since his hire date.
(6)	Mr. Reed is provided an automobile.

None of our other employees received total compensation in excess of $100,000 during the years ended December 31, 2007 and 2006.

Outstanding Equity Awards At Fiscal Year-End

The following table provides information concerning unexercised options for each of our Named Executive Officers outstanding as of December 31, 2007:

Name and Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)

David M. Kane, Chief Financial Officer	-	50,000	(1)	-	7.30	10/8/2012
Thierry Foucaut, Chief Operating Officer	-	50,000	(2)	-	7.55	6/3/2012
Rory Ahearn, Sr. Vice President	-	100,000	(3)		7.80	9/3/2012
Neal Cohane, Sr. Vice President	-	75,000	(4)		8.50	8/16/2012
Mark Reed, Executive Vice President	-	100,000	(5)		8.50	8/16/2012
Robert T. Reed, Jr.	50,000 10,000	- 20,000			4.00 4.00	12/1/2010 12/6/2011
Robert Lyon	60,000 10,000	- 20,000			4.00 4.00	12/1/2010 12/6/2011
Eric Scheffer	75,000 8,333	- 16,667			4.00 4.00	12/1/2010 12/6/2011

Notes:
(1)	Vest as follows: 16,666 on October 8, 2008, 16,666 on October 8, 2009 and 16,667 on October 8, 2010
(2)	Vest as follows: 16,666 on June 3, 2008, 16,666 on June 3, 2009 and 16,667 on June 3, 2010
(3)	These options will not vest as Mr. Ahearn terminated his employment in March 2008, before these options vest
(4)	Vest as follows: 37,500 on August 17, 2008 and 37,500 on August 17, 2009
(5)	Vest as follows: 33,333 on August 16, 2008, 33,333 on August 16, 2009 and 33,334 on August 16, 2010

Director Compensation

The following table summarizes the compensation paid to our directors, other than Christopher J. Reed for the fiscal year ended December 31, 2007:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Judy Holloway Reed	$2,025					$14,735	(1)	$16,760
Mark Harris	$2,100							$2,100
Dr. D.S.J. Muffoletto, ND	$3,678	(2)						$3,678
Michael Fischman	$1,825							$1,825

Notes:
(1)	Prior to the engagement of a part time human resource consultant, Ms. Reed was paid for performing human resource consulting services on an at-will basis to us during 2007.
(2)	Since November 2007, Dr. Muffoletto receives $833 per month to serve as the Chairman of the Audit Committee.

Committee Interlocks and Insider Participation

No interlocking relationship exists between any member of our board of directors and any member of the board of directors or compensation committee of any other companies, nor has such interlocking relationship existed in the past.

Employment Agreements

We have entered into an at-will employment agreement with Thierry Foucaut, our Chief Operating Officer, which provides for an annualized salary of approximately $130,000 per year. In addition, we have granted Mr. Foucaut options to purchase up to 50,000 shares of common stock which vest over a three year period ending in 2010. Further, we have entered into an at-will employment agreement with David M. Kane, our Chief Financial Officer, which provides for an annualized salary of approximately $175,000 per year. In addition, we have granted Mr. Kane options to purchase up to 50,000 shares of common stock which vest over a three year period ending in 2010. Further, we have entered into an at-will employment agreement with Rory Ahearn, our Senior Vice President of Sales, which provides for an annualized salary of approximately $205,000 per year. In addition, we have granted Mr. Ahearn options to purchase up to 100,000 shares of common stock which vest over a two year period ending in 2009. Further, we have entered into an at-will employment agreement with Neal Cohane, our Vice President of Sales, which provides for an annualized salary of approximately $180,000 per year. In addition, we have granted Mr. Cohane options to purchase up to 75,000 shares of common stock which vest over a two year period ending in 2009. Further, we have entered into an at-will employment agreement with Mark Reed, our Executive Vice President of Sales, which provides for an annualized salary of approximately $225,000 per year. In addition, we have granted Mark Reed options to purchase up to 100,000 shares of common stock which vest over a three year period ending in 2010.

Except as set forth above, there are no written employment agreements with any of our officers or key employees, including Christopher J. Reed. We do not have any agreements which provide for severance upon termination of employment, whether in context of a change of control or not.

2001 Stock Option Plan and 2007 Stock Option Plan

Pursuant to our 2001 Stock Option Plan, we are authorized to issue options to purchase up to 500,000 shares of common stock and under our 2007 Stock Option Plan, we are authorized to issue options to purchase up to 1,500,000 shares of common stock. As of the date of this Annual Report, 676,500 options have been issued and remain outstanding under these plans, of which 225,833 options have vested. On August 28, 2001, our board of directors adopted the 2001 Stock Option Plan and the plan was approved by our stockholders. On October 8, 2007, our board of directors adopted the 2007 Stock Option Plan and the plan was approved by our stockholders on November 19, 2007.

The plans permit the grant of options to our employees, directors and consultants. The options may constitute either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code or “non-qualified stock options.” The primary difference between “incentive stock options” and “non-qualified stock options” is that once an option is exercised, the stock received under an “incentive stock option” has the potential of being taxed at the more favorable long-term capital gains rate, while stock received by exercising a “non-qualified stock option” is taxed according the ordinary income tax rate schedule.

The plans are currently administered by the board of directors. The plan administrator has full and final authority to select the individuals to receive options and to grant such options as well as a wide degree of flexibility in determining the terms and conditions of options, including vesting provisions.

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

If an optionee ceases to be an employee, director, or consultant with us, other than by reason of death, disability, or retirement, all vested options must be exercised within three months following such event. However, if an optionee’s employment or consulting relationship with us terminates for cause, or if a director of ours is removed for cause, all unexercised options will terminate immediately. If an optionee ceases to be an employee or director of, or a consultant to us, by reason of death, disability, or retirement, all vested options may be exercised within one year following such event or such shorter period as is otherwise provided in the related agreement.

When a stock award expires or is terminated before it is exercised, the shares set aside for that award are returned to the pool of shares available for future awards.

No option can be granted under the plan after ten years following the earlier of the date the plan was adopted by the Board of Directors or the date the plan was approved by our stockholders.

Limitation on Liability and Indemnification of Directors and Officers

Our amended certificate of incorporation provides that, to the fullest extent permitted by Delaware law, as it may be amended from time to time, none of our directors will be personally liable to us or our stockholders for monetary damages resulting from a breach of fiduciary duty as a director.

Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for the following:

•	Any breach of their duty of loyalty to our company or our stockholders.

•	Acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law.

•	Unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law.

•	Any transaction from which the director derived an improper personal benefit.

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

The limitation of liability and indemnification provisions in our certificate of incorporation and bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees regarding which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

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

Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated, the principal address of each listed executive officer and director is 13000 South Spring Street, Los Angeles, California 90061 .

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)

Directors and Named Executive Officers
Christopher J. Reed (2)	3,200,000	35.92
Judy Holloway Reed (2)	3,200,000	35.92
Mark Harris (3)	4,319	*
Dr. Daniel S.J. Muffoletto, N.D.	0	0.00
Michael Fischman	0	0.00
David M. Kane	0	0.00
Thierry Foucaut	0	0.00
Neal Cohane	0	0.00
Rory Ahearn	0	0.00
Robert T. Reed, Jr. (4)	402,282	4.46
Mark Reed(4)	60,909	*
Robert Lyon	70,000	*
Eric Scheffer(4)	83,833	*
Directors and executive officers as a group (12 persons) (4)	3,821,343	41.60

5% or greater stockholders
Joseph Grace (5)	500,000	5.61
Alma and Gabriel Elias(6)	1,318,724	14.40

*   Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the date of this Annual Report, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 8,907,700 shares of common stock outstanding as of April 10, 2008.

(2)
Christopher J. Reed and Judy Holloway Reed are husband and wife. The same number of shares of common stock is shown for each of them, as they may each be deemed to be the beneficial owner of all of such shares.

(3)
Consists of: (i) 319 shares of common stock, and (ii) 4,000 shares of common stock, which can be converted at any time from 1,000 shares of Series A preferred stock. The address for Mr. Harris is 160 Barranca Road, Newbury Park, California 91320.

(4)
Includes four executive officers (including Robert T. Reed, Jr., our Executive Vice-President (282,282 shares of common stock, options exercisable into 60,000 shares of common stock, and 60,000 shares of common stock, which can be converted at any time from 15,000 shares of Series A preferred stock), Robert Lyon, our Vice President Sales - Special Projects (options to purchase up to 70,000 shares), Mark Reed, our Executive Vice President - International (60,909 shares of common stock) and Eric Scheffer, our Vice President and National Sales Manager - Natural Foods (500 shares and options to purchase up to 83,333 shares)) who beneficially own in the aggregate of 617,024 shares of common stock. Does not include options to purchase up to 431,667 shares of common stock which vest in portions through the period ending October 2012 for these and the other executive officers.

(5)	The address for Mr. Grace is 1900 West Nickerson Street, Suite 116, PMB 158, Seattle, Washington 98119.

(6)
Elias Family Charitable Trust, Alma and Gabriel Elias JTWROS and Wholesale Realtors Supply may be deemed to be affiliates of each other for purposes of calculating beneficial ownership of their securities in this table. The registered ownership of such stockholders is as follows: (a) Elias Family Charitable Trust (25,500 shares of common stock and warrants to purchase up to 10,000 shares of common stock), (b) Alma and Gabriel Elias JTWROS (376,000 shares of common stock and warrants to purchase up to 157,528 shares of common stock), and (c) Wholesale Realtors Supply (666,363 shares of common stock and warrants to purchase up to 83,333 shares of common stock).

Equity Compensation Plan Information

The following table provides information, as of December 31, 2007, with respect to options outstanding and available under the 2001 Plan and 2007 Plan and certain other outstanding options:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a)) (c)

Equity compensation plans approved by security holders	676,500	$6.32	1,323,500
Equity compensation plans not approved by security holders	1,740,736	$5.64	Not applicable

TOTAL	2,417,236	$5.83	1,323,500

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

In September 2004, Robert T. Reed Jr., our Vice President and National Sales Manager - Mainstream and a brother of Christopher J. Reed, pledged certain securities (which do not include any of our securities which are owned by Mr. Reed) in his personal securities account on deposit with Merrill Lynch as collateral for repayment of the line of credit. The amount of the line of credit is based on a percentage value of such securities. At December 31, 2006, the outstanding balance on the line of credit was $-0-, and there was approximately $701,000 available under the line of credit. The line of credit bears interest at a rate of 3.785% per annum plus LIBOR (9.1% as of December 31, 2006). In consideration for Mr. Reed’s pledging his stock account at Merrill Lynch as collateral, we have agreed to pay Mr. Reed 5% per annum of the amount we borrow from Merrill Lynch, as a loan fee. During the years ended December 31, 2006 and 2005, we paid Mr. Reed $28,125 and $15,250, respectively, under this agreement. In addition, Christopher J. Reed has pledged all of his shares of common stock to Robert T. Reed, Jr. as collateral for the shares pledged by Robert T. Reed, Jr. This loan was paid off in 2006.

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

We had entered into agreements with Mark Reed and Robert T. Reed, Jr. (the “designated purchasers”) that they would irrevocably commit to purchase up to all of the shares in the rescission offer that are tendered to us for rescission. Each of the designated purchasers is a brother of Christopher J. Reed, our Chief Executive Officer and the Chairman of the Board of Directors. Robert T. Reed, Jr. also is our Vice President and National Sales Manager - Mainstream and a beneficial owner of approximately 4.46% of our common stock . We assigned to the designated purchasers the right to purchase any rescission shares at 100% of the amount required to pay the rescission price under applicable state law. Mark Reed, our Executive Vice President - International, agreed to purchase all of the rescission shares from stockholders who accepted the rescission offer. The shares that were tendered for rescission were agreed to be purchased by others and not from our funds. The rescission shares, purchased by the designated purchasers in the rescission offer, are deemed to be registered shares for the benefit of the designated purchasers pursuant to the registration statement filed by us relating to the rescission offer under the Securities Act, effective as of the commencement date of the rescission offer without any further action on the part of the designated purchasers. There are no assurances that we will not be subject to penalties or fines relating to these issuances. We believe our anticipated rescission offer could provide us with additional meritorious defenses against any future claims relating to these shares. This transaction was ratified by a majority of our independent directors who did not have an interest in the transactions and who had access, at our expense, to our or independent legal counsel.

Item 13 Exhibits

3.1	Certificate of Incorporation [1]
3.2	Amendment to Certificate of Incorporation [1]
3.3	Certificate of Designations [1]
3.4	Certificate of Correction to Certificate of Designations [1]
3.5	Bylaws, as amended [1]
4.1	Form of common stock certificate [1]
4.2	Form of Series A preferred stock certificate [1]
4.3	2001 Employee Stock Option Plan [1]
10.1	Purchase Agreement for Virgil’s Root Beer [1]
10.2	Brewing Agreement dated as of May 15, 2001 between the Company and The Lion Brewery, Inc. [1]
10.3	Loan Agreement with U.S. Bank National Association for purchase of the Brewery [1]
10.4	Loan Agreement with U.S. Bank National Association for improvements at the Brewery [1]
10.5	Loan Agreement with California United Bank [2]
10.6	Credit Agreement with Merrill Lynch [1]
10.7	Form of Promotional Share Lock-In Agreement [1]
10.7(a)	Promotional Share Lock-In Agreement For Christopher J. Reed [1]
10.7(b)	Promotional Share Lock-In Agreement For Robert T. Reed, Jr. [1]
10.7(c)	Promotional Share Lock-In Agreement For Robert T. Reed, Sr. [1]
10.7(d)	Promotional Share Lock-In Agreement For Peter Sharma, III [1]
10.7(e)	Promotional Share Lock-In Agreement For Joseph Grace [1]
10.7(f)	Promotional Share Lock-In Agreement for Judy Holloway Reed [1]
10.7(g)	Promotional Share Lock-In Agreement for Eric Scheffer [1]
10.7(h)	Promotional Share Lock-In Agreement for Mark Harris [3]
10.8	Agreement to Assume Repurchase Obligations [2]
10.9(a)	Promissory with Lehman Brothers for 13000 South Spring Street and 12930 South Spring Street *
14.1	Code of Ethics [3]
21	Subsidiaries of Reed’s, Inc. *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith
1.	Filed as part of the Registrant’s Registration Statement on Form SB-2 (File No. 333-120451).
2.	Previously filed as part of the Registrant’s Registration Statement on Form SB-2 (File No. 333-146012).
3.	Filed as part of the Registrant’s Registration Statement on Form SB-2 (File No. 333-135186).

Item 14.  Principal Accounting Fees and Services

Weinberg & Company, P.A. (“Weinberg”) was our independent registered public accounting firm for the years ended December 31, 2007 and 2006.

The following table shows the fees paid or accrued by us for the audit and other services provided by Weinberg for the years ended December 31, 2007 and 2006.

	2007	2006

Audit Fees	$146,000	$153,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$146,000	$153,000

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

Audit Fees

Services provided to us by Weinberg with respect to such periods consisted of the audits of our financial statements and limited reviews of the financial statements included in Quarterly Reports on Form 10-QSB. Weinberg also provided services with respect to the filing of our registration statements in 2005 and 2006. Charges by Weinberg with respect to these matters aggregated approximately $146,000 and $153,000, respectively, for the years ended December 31, 2007 and 2006.

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

Date: April 14, 2008	REED’S, INC. a Delaware corporation

	By:	/s/ Christopher J. Reed
Christopher J. Reed Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. REED	Chief Executive Officer, President and Chairman of the Board of Directors	April 14, 2008
Christopher J. Reed	(Principal Executive Officer)

/s/ DAVID M. KANE	Chief Financial Officer	April 14, 2008
David M. Kane	(Principal Financial Officer)

/s/ JUDY HOLLOWAY REED	Director	April 14, 2008
Judy Holloway Reed

/s/ MARK HARRIS	Director	April 14, 2008
Mark Harris

/s/ DANIEL S.J. MUFFOLETTO	Director	April 14, 2008
Daniel S.J. Muffoletto

/s/ MICHAEL FISCHMAN	Director	April 14, 2008
Michael Fischman