Form 10-Q
period 2008-03-31
REEDS INC
filed 2008-05-20
CIK 1140215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           For the transition period from         to
Commission file number
Commission file number: 000-32501

REED'S INC.
(Exact name of registrant as specified in its charter)

Delaware	35-2177773
(State of incorporation)	(I.R.S. Employer Identification No.)

13000 South Spring St.  Los Angeles, Ca. 90061
(Address of principal executive offices) (Zip Code)

(310) 217-9400
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

There were 8,909,693 shares of the registrant's common stock, $0.0001 par value, outstanding as of  May 15, 2008.

Transitional Small Business Disclosure Format (Check one)      Yes ☐    No ☑

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Trends, Risks, Challenges, Opportunities That May or Are Currently Affecting Our Business” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Trends, Risks, Challenges, Opportunities That May or Are Currently Affecting Our Business” below, as well as those discussed elsewhere in this Quarterly Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We file reports with the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Part I - Financial Information

Item 1. Financial Statements

REED’S, INC

CONDENSED BALANCE SHEETS

ASSETS

	March 31, 2008 (Unaudited)	December 31, 2007

CURRENT ASSETS
Cash	$111,022	$742,719
Inventory	2,729,584	3,028,450
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $237,769 as of March 31, 2008 and $407,480 as of December 31, 2007	1,456,711	1,160,940
Other receivables, net of allowance of $0 as of March 31, 2008 and $300,000 as of December 31, 2007	1,200	16,288
Prepaid expenses	57,030	76,604
Total Current Assets	4,355,547	5,025,001

Property and equipment, net of accumulated depreciation of $942,288 as of March 31, 2008 and $867,769 as of December 31, 2007	4,255,742	4,248,702

OTHER ASSETS
Brand names	800,201	800,201
Other intangibles, net of accumulated amortization of $-0- as of March 31, 2008 and $5,212 as of December 31, 2007	35,400	13,402
Total Other Assets	835,601	813,603

TOTAL ASSETS	$9,446,890	$10,087,306

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,049,600	$1,996,849
Current portion of long term debt	12,697	27,331
Accrued interest	-	3,548
Accrued expenses	81,378	54,364

Total Current Liabilities	2,143,675	2,082,092

Long term debt, less current portion	1,761,044	765,753

Total Liabilities	3,904,719	2,847,845

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $10.00 par value, 500,000 shares authorized, 48,121 issued and outstanding at March 31, 2008 and December 31, 2007, liquidation preference of $10.00 per share	481,212	481,212
Common stock, $.0001 par value, 19,500,000 shares authorized, 8,907,700 shares issued and outstanding at March 31, 2008 and 8,751,721 at December 31, 2007	890	874
Additional paid in capital	18,131,279	17,838,516
Accumulated deficit	(13,071,210)	(11,081,141)

Total stockholders’ equity	5,542,171	7,239,461

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,446,890	$10,087,306

See accompanying Notes to Condensed Financial Statements

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three months ended
	March 31, 2008	March 31, 2007

SALES	$3,564,100	$3,012,690
COST OF SALES	3,044,287	2,473,068

GROSS PROFIT	519,813	539,622

OPERATING EXPENSES
Selling	1,124,128	554,165
General and Administrative	1,330,146	449,343
Total Operating Expenses	2,454,274	1,003,508

LOSS FROM OPERATIONS	(1,934,461)	(463,886)
OTHER INCOME (EXPENSES)
Interest Income	830	23,491
Interest Expense	(56,438)	(47,551)
Total Other Income (Expenses)	(55,608)	(24,060)

NET LOSS	$(1,990,069)	$(487,946)

LOSS PER SHARE — Basic and Diluted	$(0.23)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	8,764,683	7,143,185

See accompanying Notes to Condensed Financial Statements

REED’S INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2008 (Unaudited)

	Common Shares	Stock Amount	Preferred Shares	Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balance, January 1, 2008	8,751,721	$874	48,121	$481,212	$17,838,516	$(11,081,141)	$7,239,461
Common stock issued for services	155,979	16	-	-	320,746		320,762
Fair value of options issued to employees	-	-	-	-	(27,983)	-	(27,983)
Net Loss for the three months ended March, 31, 2008	-	-	-	-	-	(1,990,069)	(1,990,069)

Balance, March 31, 2008	8,907,700	$890	48,121	$481,212	$18,131,279	$(13,071,210)	$5,542,171

See accompanying Notes to Condensed Financial Statements

REED’S INC.

CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
(Net Loss)	$(1,990,069)	$(487,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,920	38,836
Fair value of options issued to employees	(27,983)	25,128
Fair value of consulting services paid with the issuance of common stock	320,762
Changes in operating assets and liabilities:
Accounts receivable	(295,771)	(185,626)
Inventory	298,866	(479,324)
Prepaid Expenses	19,574	(81,856)
Other receivables	15,088	(11,650)
Other intangibles	(35,400)
Accounts payable	52,751	128,797
Accrued expenses	27,014	7,440
Accrued interest	(3,548)	(20,180)

Net cash used in operating activities	(1,530,796)	(1,066,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	-	(145,664)
Purchase of property and equipment	(81,558)	(171,624)
Net cash used in investing activities	(81,558)	(317,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from long term debt borrowings	1,770,000	163,276
Increase in bank overdraft	-	224,872
Principal payments on debt	(789,343)	(45,538)
Net payment on lines of credit	-	(630)
Payment for public offering expenses	-	(45,000)
Deferred costs	-	(82,585)
Net cash provided by financing activities	980,657	214,395

NET DECREASE IN CASH	(631,697)	(1,169,274)
CASH — Beginning of period	742,719	1,638,917

CASH — End of period	$111,022	$469,643

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$59,986	$67,732

Taxes	$-	$-

See accompanying Notes to Condensed Financial Statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2008 and 2007 (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reeds, Inc. (the Company), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2008 and the results of operations and cash flows for the three months ended March 31, 2008 and 2007. The balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 15, 2008.

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

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

Income (Loss) per Common Share

Basic income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. As the Company had a loss in the three month-period ended March 31, 2008 and 2007, basic and diluted loss per share are the same because the inclusion of common share equivalents would be anti-dilutive.

For the three months ended March 31, 2008 and 2007 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of the following as of March 31, 2008:

Warrants	1,668,236
Preferred Stock	192,484
Options	563,333
Total	2,424,053

Fair Value of Financial Instruments:

The carrying amounts of financial instruments, including cash, accounts and other receivables, accounts payable and accrued liabilities, approximate fair value because of their short maturity. The carrying amounts of notes payable approximate fair value because the related effective interest rates on these instruments approximate the rates currently available to the Company.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements." This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No.157-2, Effective Date of FASB Statement No. 157. This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company’s financial position or results of operations.

 Recent Accounting Pronouncements:

References to the “FASB”, “SFAS” and “SAB” herein refer to the “Financial Accounting Standards Board”, “Statement of Financial Accounting Standards”, and the “SEC Staff Accounting Bulletin”, respectively.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations.  SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 161.

The Company does not believe the adoption of the above recent pronouncements, will have a material effect on the Company’s results of operations, financial position, or cash flows.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the $100,000 guarantee during the three months ended March 31, 2008.

During the three months ended March 31, 2008 and 2007, the Company had two customers, which accounted for approximately 30% and 13% and 39% and 16% of sales, respectively . No other customers accounted for more than 10% of sales in either period. As of March 31, 2008, the Company had approximately $754,000 and $71,000, respectively, of accounts receivable from these customers.

2.  Inventory

Inventory consists of the following at:

	March 31, 2008	December 31, 2007
Raw Materials	$951,688	$1,175,580
Finished Goods	1,777,896	1,848,870
	$2,729,584	$3,028,450

3.  Long Term Debt

In March 2008, the Company originated a note payable with a bank in the amount of $1,770,000. The note matures in February 2038. The note carries a 8.41% interest rate, requires a monthly payment of $13,651 and is secured by all of the land and building owned by the Company. The previous debt secured by land and building were paid off as a condition of obtaining this loan.

4. Stock Based Compensation

The impact on our results of operations of recording stock-based compensation for the three-month period ended March 31, 2008 and 2007 was to (reduce) increase selling expenses by $(27,983) and $25,127, respectively, and increase general and administrative expenses by $0 and $0, respectively. The reduction in compensation expense resulted from a change in estimated forfeitures of our total expected stock option compensation expense. In accordance with FAS 123R, the company recalculated its expected compensation for all options outstanding at March 31, 2008 and compared it to previously recorded compensation expense for options in that option pool. The change in forfeiture assumption resulted from a significant forfeiture of stock options due to many of the option holders leaving the employ of the company before they became vested in those options.

The amount of the cumulative adjustment to reflect the effect of the forfeited options is approximately $153,000. The amount of compensation expense which would have been recognized if the cumulative adjustment  was not made would have been approximately $126,000.

No options were issued during the 3 months ended March 31, 2008.

The following table summarizes stock option activity for the three months ended March 31, 2008 :

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	749,000	$6.02	3.8	$732,760-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(185,667)	$7.24	-	-
Outstanding at March 31, 2008	563,333	$5.61	3.3	$63,350
Exercisable at March 31, 2008	298,333	$3.81	2.4	$63,350

Stock options granted under our equity incentive plans vest over two and three years from the date of grant, ½ and 1/3 per year, respectively, and generally expire five years from the date of grant. No options were granted during the three months ended March 31, 2008.

We calculated the fair value of each warrant award on the date of grant using the Black-Scholes option pricing model.

The Company had 1,668,236 of warrants outstanding at March 31, 2008. There was no warrant activity in the three months ended March 31, 2008.

5. Equity

During the three months ended March 31, 2008, 155,979 shares of common stock were issued to consultants. The stock was valued based on the closing price of the Company’s common stock on the date of issuance. The aggregate value of stock issued was $320,762.

6. Related Party Activity

As of December 31, 2007, the Company had a $300,000 note receivable from an entity that is partly owned by an advisor to the board of directors. The note is secured by all the entity’s assets and intellectual property. The note is payable on March 25, 2008 and bears interest at 7.50% per annum with quarterly interest payments. As of March 31, 2008, the Company has determined that the note is deemed uncollectible and the collateral worthless, and has written off the entire balance and associated accrued interest.

For the three months ended March 31, 2008 the Company employed one family member of the majority shareholder, Chief Executive Officer and Chief Financial Officer of the Company in a sales role. He was paid approximately $56,250. No stock options were granted to him during the three months ended March 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, or the Report, are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Reed’s, Inc., a Delaware corporation (referred to in this Report as “we,” “us,” or “our””) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the related notes appearing elsewhere in this Form 10-Q.

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

Consumers Demanding More Natural Foods - The rapid growth of the natural foods industry has been fueled by the growing consumer awareness of the potential health problems due to the consumption of chemicals in the diet. Consumers are reading ingredient labels and choosing products based on them. We design products with these consumer concerns in mind. We feel this trend toward more natural products is one of the main trends behind our growth. Recently, this trend in drinks has not only shifted to products using natural ingredients, but also to products with added ingredients possessing a perceived positive function like vitamins, herbs and other nutrients. Our ginger-based products are designed with this consumer demand in mind.

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

In accordance with SFAS No. 142, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the three months ended March 31, 2008 or March 31, 2007.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the three months ended March 31, 2008 or 2007.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2008

Net sales increased by $551,410, or 18.3%, from $3,012,690 in the first three months ended 2007 to $3,564,100 in the first three months ended 2008. The increase in net sales was primarily due to an increase in our Virgil’s product line and our Reed’s Ginger Brews line. The increase in sales was also primarily due to an increase in net sales due to newly introduced mainstream distributors and an increase in our existing distribution channels of natural food distributors and retailers.

The Virgil’s brand, which includes Root Beer, Cream Soda and Black Cherry Cream soda, Diet Root Beer, Diet Cream Soda and Diet Black Cherry Cream Soda, realized an increase in net sales of $641,000, or 43.0% to $1,492,000 in first three months ended 2008 from $851,000 in first three months ended 2007. The increase was the result of increased sales in 12 ounce Root Beer of $234,000 or 40.3% from $580,000 in first three months ended 2007 to $814,000 in first three months ended 2008, increased sales in Cream Soda of $116,000 or 184.1% from $63,000 in the first three months of 2007 to $179,000 in the first three months of 2008, and increased sales in Black Cherry Cream Soda of $32,000 or 50.8% from $63,000 in the first three months of 2007 to $95,000 in the first three months of 2008. Also, the Virgil’s Root Beer five-liter party kegs increased $210,000 or 238.6%, from $88,000 in first three months ended 2007 to $298,000 in first three months ended 2008. In addition, the increase in sales in the Virgil’s Brand was the result of three diet products introduced in the second quarter 2007. The three new products include Diet Root Beer, Diet Cream Soda and Diet Black Cherry Cream Soda which realized net sales of $54,000 in first three months ended 2008.

The Reeds Ginger Brew Line increased $388,000 or 26.2% to $1,868,000 in first three months ended 2008 from $1,480,000 in first three months ended 2007.

Net sales of candy decreased $3,000, or 1.2% to $253,000 in first three months ended 2008 from $256,000 in first three months ended 2007.

The product mix for our two most significant product lines, Reed’s Ginger Brews and Virgil’s sodas was 51.2% and 40.9%, respectively of net sales in first three months ended 2008 and was 56.5% and 32.5%, respectively of net sales in first three months ended 2007.

Cost of sales increased by $571,219, or 23.1%, to $3,044,287 in first three months ended 2008 from $2,473,068 in first three months ended 2007. As a percentage of net sales, cost of sales increased to 85.4% in first three months ended 2008 from 82.1% in first three months ended 2007. Cost of sales as a percentage of net sales increased by 3.3%, primarily as a result of increased discounting and promotions, increased production expenses, increased packaging costs and increased ingredient costs.

Gross profit decreased $19,809 or 3.7% to $519,813 in first three months ended 2008 from $539,622 in first three months ended 2007. As a percentage of net sales, gross profit decreased to 14.6% in the first three months of 2008 from 17.9% in the first three months of 2007. Fuel and commodity price increases have caused an increase in our costs of production from our co-packer. Fuel price increases have also increased our costs of delivery. In addition, we had increased costs of packaging costs. If fuel and commodity prices continue to increase, we will have more pressure on our margins.

To improve gross margins in 2008, we have raised prices on the Reed’s Ginger Brew line by 20% bringing it more in line with our competitors in the natural soda category. In addition, we are implementing systems to track and manage the approval and use of promotions and discounting to maintain a higher net gross margin. Finally, we are performing a competitive bidding process for our third party co-packing production. We expect to select a co-packer by the third quarter 2008. We expect to lower our costs of production, thus further improving our gross margin while maintaining our product quality.

Operating expenses increased by $1,450,766, or 144.6%, to $2,454,274 in first three months ended 2008 from $1,003,508 in first three months ended 2007 and increased as a percentage of net sales to 68.9% in first three months ended 2008 from 33.3% in first three months ended 2007. The increase was primary the result of increased selling and general and administrative expenses. In March of 2008, we reduced our staff by 17 employees, mostly from the sales staff.  During the first quarter of 2008, we implemented a cost reduction strategy to reduce unnecessary expenses and revised its budget for 2008. We reduced selling expenses by reducing our work force by 17 employees. We expect to save approximately $2,000,000 in annual expense with this reduction. We believe our operating expenses will decrease approximately $300,000 per month beginning in April,2008.

Selling expensed increased by $569,963 or 102.9%, to $1,124,128 in first three months ended 2008 from $554,165 in first three months ended 2007. The increase in selling expenses is due to increased salaries of sales personnel, general selling expenses, promotional costs, non-cash stock option amortization expense, recruiting costs of sales personnel and public relations. Salaries of sales personnel increased $411,495 or 135.2% to $715,889 in first three months ended 2008 from $304,394 in first three months ended 2007. This increase was due to increased personnel to support the initiative to increase sales of our product to the mainstream consumer through mainstream stores and distributors that support mainstream retailers. General selling expenses increased $133,953 or 115.9% to $249,502 in first three months ended 2008 from $115,549 in first three months ended 2007. The increase in general selling expenses was due to the increased support for the increased sales personnel such as travel and trade shows. Promotional expenses decreased $6,957 or 6.9%, to $93,965 in first three months ended 2008 from $100,922 in first three months ended 2007. The decrease in promotional expenses was due to decreased demonstrations and sampling. Non-cash stock option compensation expense decreased $55,110 or 203.2% to $(27,983) in first three months ended 2008 from $27,127 in first three months ended 2007. This decrease is due to options which were forfeited. This resulted in a cumulative adjustment, as discussed in Note 4. In March 2008, we announced our new strategic direction in sales, whereby our focus is to strengthen our product placements in our estimated 10,500 supermarkets nationwide. This strategy replaces our strategy in first three months ended 2007 that focused on both the supermarkets and a direct store delivery (DSD) effort. Since March 2008, our sales organization has been reduced by 16 compared to the level we had at December 31, 2007. We have found that the most effective sales efforts are to grocery stores. We have our products in more than 10,500 supermarket stores across the country and our new direction for 2008 is to remain focused on these accounts while opening new business with other grocery stores leveraging our brand equity. We feel that the trend in grocery stores to offer their customers natural products can be served with our products. Our sales personnel are leveraging our success at natural food grocery stores to establish new relationships with mainstream grocery stores

General and administrative expenses increased by $880,803 or 196.0% to $1,330,146 in first three months ended 2008 from $449,343 in the first three months of 2007. The increase in general and administrative expenses is due to increased legal, accounting and investor relations expenses, salaries, general office expenses and non-cash stock option amortization expense. Legal, accounting and investor relations expenses increased $297,568 or 312.9% to $392,656 in first three months ended 2008 from $95,088 in first three months ended 2007. The increase in legal, accounting and investor relation expenses was due to a new initiative in first three months ended 2008 for investor relations that resulted in an increase of general and administrative expenses of $121,694. The remaining increase in legal and accounting costs mostly related to the increased costs of reporting and compliance with the Securities and Exchange Commission and NASDAQ. Salaries increased by $243,914 or 219.6% to $354,981 in first three months ended 2008 from $111,067 in first three months ended 2007. The increase was due to additional personnel including the newly hired Chief Operating and Chief Financial Officers. General office expenses increased $116,761 or 68.6% to $286,626 in first three months ended 2008 from $169,865 in first three months ended 2007. This increase was mainly due to increased costs to support the additional personnel such as computers and telephones. In addition, we had a one-time non cash expense of $320,762 for consulting services, for which we issued stock.

Interest expense was $56,438 in first three months ended 2008, compared to interest expense of $47,551 in first three months ended 2007.

Interest income decreased because of our overall decrease in cash and corresponding decrease in interest bearing cash accounts.

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

As of March 31, 2008, we had an accumulated deficit of $13,071,210. As of March 31, 2008, we had working capital of $2,211,872, compared to working capital of $2,942,909 as of December 31, 2007. Cash and cash equivalents were $111,022 as of March 31, 2008, as compared to $742,719 as December 31, 2007.

Net cash used in operating activities was $1,530,796 in the three months ended March 31, 2008 and resulted primarily from our net loss of $1,990,069 reduced by a non-cash expense of $320,762 pertaining to consulting services we issued stock for.

We used $81,558 in investing activities in the three months ended March 31, 2008. This use resulted in the purchase of brewing equipment and office equipment.

Cash flow provided from financing activities was $980,657 in the three months ended March 31, 2008 . This resulted from the Company obtaining a mortgage on its real estate for $1,770,000 and paying existing real estate and other term debt of $789,343.

We do not have a line of credit for our working capital, receivables or inventory. However, we are negotiating to obtain a line of credit facility secured by our receivables and inventory. There can be no assurance that we will be offered or accept the terms of a line of credit. However, we believe that we will be able to obtain a line of credit which would be based on the amount of our eligible receivables and inventory of up to $3 million. .

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

 Recent Accounting Pronouncements:

References to the “FASB”, “SFAS” and “SAB” herein refer to the “Financial Accounting Standards Board”, “Statement of Financial Accounting Standards”, and the “SEC Staff Accounting Bulletin”, respectively.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations.  SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 161.

The Company does not believe the adoption of the above recent pronouncements, will have a material effect on the Company’s results of operations, financial position, or cash flows.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation has a material effect on our results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

(a)  Management's Evaluation of Disclosure Controls and Procedures.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II

Item 1. Legal Proceedings

There has been no change to our disclosure regarding legal proceeding as set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Except as set forth in such disclosure, we believe that there are no material litigation matters at the current time. Although the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such claims and proceedings will not have a material adverse impact on our financial position, liquidity, or results of operations.

Item 1A. RISK FACTORS

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

May 20, 2008