Form 10-Q
period 2008-06-30
REEDS INC
filed 2008-08-19
CIK 1140215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

There were 8,928,591 shares of the registrant's common stock, $0.0001 par value, outstanding as of  August 19, 2008.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S, INC
CONDENSED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS

CURRENT ASSETS
Cash	$39,963	$742,719
Inventory	3,739,678	3,028,450
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $150,000 as of June 30, 2008 and $407,480 as of December 31, 2007	1,543,839	1,160,940
Other receivables	250	16,288
Prepaid Expenses	135,634	76,604
Total Current Assets	5,459,364	5,025,001

Property and equipment, net of accumulated depreciation of $1,019,087 as of June 30, 2008 and $867,769 as of December 31, 2007
	4,255,365	4,248,702
OTHER ASSETS
Brand names	800,201	800,201
Other intangibles, net of accumulated amortization of $295 as of June 30, 2008 and $5,212 as of December 31, 2007	35,105	13,402
Total Other Assets	835,306	813,603

TOTAL ASSETS	$10,550,035	$10,087,306

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,770,797	1,996,849
Lines of credit	879,205	—
Current portion of long term debt	10,738	27,331
Accrued interest	20,267	3,548
Accrued expenses	76,151	54,364

Total Current Liabilities	3,757,158	2,082,092

Long term debt, less current portion	1,760,197	765,753

Total Liabilities	5,517,355	2,847,845

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $10 par value, 500,000 shares authorized, 47,121 shares outstanding at June 30, 2008 and 48,121 shares at December 31, 2007	471,212	481,212
Common stock, $.0001 par value, 19,500,000 shares authorized, 8,928,591 shares issued and outstanding at June 30, 2008 and 8,751,721 at December 31, 2007	892	874
Additional paid in capital	18,146,466	17,838,516
Accumulated deficit	(13,585,890)	(11,081,141)

Total stockholders’ equity	5,032,680	7,239,461

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,550,035	$10,087,306

See accompanying Notes to Condensed Financial Statements

REED’S, INC.
CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

SALES	$4,570,816	$3,472,360	$8,134,916	$6,485,050
COST OF SALES	3,301,486	2,791,932	6,345,773	5,265,000

GROSS PROFIT	1,269,330	680,428	1,789,143	1,220,050

OPERATING EXPENSES
Selling	1,051,008	888,104	2,175,136	1,442,269
General and Administrative	659,596	450,148	1,989,742	899,,491
Total Operating Expenses	1,710,604	1,338,252	4,164,878	2,341,760

LOSS FROM OPERATIONS	(441,274)	(657,824)	(2,375,735)	(1,121,710)
OTHER INCOME (EXPENSE)
Interest Income	145	29,109	975	52,600
Interest Expense	(49,990)	(64,330)	(106,428)	(111,883)
Total Other Income (Expense)	(49,845)	(35,221)	(105,453)	59,283

NET LOSS	(491,119)	(693,045)	(2,481,188)	(1,180,993)

Preferred stock dividend	(23,561)	(27,770)	(23,561)	(27,770)

Net loss attributable to common stockholders	$(514,680)	$(720,815)	$(2,504,749)	$$ (1,208,763)

LOSS PER SHARE-
Available to Common Stockholders Basic and Diluted	$(0.06)	$(0.10)	$(0.28)	$(0.17)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	8,911,327	7,403,777	8,837,956	7,274,201

See accompanying Notes to Condensed Financial Statements

REED’S INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2008 (Unaudited)

	Common	Stock	Additional Paid in	Preferred	Stock	Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, January 1, 2008	8,751,721	$874	$17,838,516	48,121	$481,212	$(11,081,141)	$7,239,461
Fair Value of Common stock issued for services	161,960	16	335,439	-		-	335,455
Preferred Stock Dividend	10,910	1	23,560	-	-	(23,561)	-
Preferred stock conversion	4,000	1	9,999	(1,000)	(10,000)	-	-
Fair value of options issued to employees	-	-	(61,048)	-	-	-	(61,048)
Net Loss for the six months ended June 30, 2008	-	-	-	-	-	(2,481,188)	(2,481,188)

Balance, June 30, 2008	8,928,591	$892	$18,146,466	47,121	$471,212	$(13,585,890)	$5,032,680

See accompanying Notes to Condensed Financial Statements

REED’S INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2008 and 2007
(Unaudited)
	Six Months Ended
	June 30, 2008	June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,481,188)	$(1,180,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair Value of Common Stock Issued for Services	335,455	3,783
Fair value of stock options issued to employees	(61,048)	48,420
Depreciation and amortization	165,465	81,907
Changes in operating assets and liabilities:
Accounts receivable	(382,899)	(181,796)
Inventory	(711,228)	(459,727)
Prepaid Expenses	(59,030)	31,163
Other receivables	16,038	(118,576)
Other intangibles	(35,400)
Accounts payable	773,948	(273,792)
Accrued expenses	21,787	(41,547)
Accrued interest	16,719	(19,296)

Net cash used in operating activities	(2,401,381)	(2,110,454)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(158,431)	(410,631)
Increase in restricted cash	-	(10,473)
Net cash used in investing activities	(158,431)	(421,104)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds received from warrants exercised	-	105,000
Proceeds received from borrowings on long term debt	1,770,000	163,276
Principal payments on debt	(792,149)	(182,356)
Proceeds received on sale of common stock	-	9,000,000
Payments for stock offering costs	-	(1,182,777))
Net borrowing on lines of credit	879,205	167,911
Net cash provided by financing activities	1,857,056	8,071,054

NET(DECREASE) INCREASE IN CASH	(702,756)	5,539,496
CASH — Beginning of period	742,719	1,638,917

CASH — End of period	$39,963	$7,178,413

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$89,709	$131,176

Taxes	$—	$—

Noncash Investing and Financing Activities:
Preferred Stock converted to Common Stock	$10,000	$34,000
Common stock issued in settlement of preferred stock dividend	$23,561	$27,770

REED’S, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Six Months Ended June 30, 2008 and 2007

1.	BASIS OF PRESENTATION

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reeds, Inc. (the Company), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2008 and the results of operations and cash flows for the six months ended June 30, 2008 and 2007. The balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

Income (Loss) per Common Share

Basic income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. As the Company had a loss in the three and six month periods ended June 30, 2008 and 2007, basic and diluted loss per share are the same because the inclusion of common share equivalents would be anti-dilutive. At June 30, 2008 and 2007, potentially dilutive securities consisted of convertible preferred stock, common stock options and warrants aggregating 2,709,220 and 2,412,896 common shares, respectively.

Fair Value of Financial Instruments

The carrying amount of financial instruments, including cash, accounts and other receivables, accounts payable and accrued liabilities, approximate fair value because of their short maturity. The carrying amounts of notes payable approximate fair value because the related effective interest rates on these instruments approximate the rates currently available to the Company.

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

Recent Accounting Pronouncements

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

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the $100,000 guarantee during the six months ended June 30, 2008.

During the three months ended June 30, 2008 and 2007, the Company had two customers, which accounted for approximately 13% and 29% and 14% and 34% of sales, respectively. No other customers accounted for more than 10% of sales in either year.

During the six months ended June 30, 2008 and 2007, the Company had two customers, which accounted for approximately 13% and 30% and 15% and 36% of sales, respectively. No other customers accounted for more than 10% of sales in either year. As of June 30, 2008, the Company had approximately $97,000 and $305,000, respectively, of accounts receivable from these customers.

2.	Inventory

Inventory consists of the following at:

	June 30, 2008	December 31, 2007
Raw Materials	$1,008,881	$1,175,580
Finished Goods	$2,730,797	$1,848,870
	$3,739,678	$3,028,450

3.	Long term debt

In March 2008, the Company originated a note payable with a bank in the amount of $1,770,000. The note matures in February 2038. The note carries an 8.41% per annum interest rate, requires a monthly payment of principal and interest of $13,651, and is secured by all of the land and buildings owned by the Company. The previous debt of $650,483 for the land and building and a building improvement loan of $136,525 that were secured by land and building were paid off in March 2008 as a condition of obtaining this loan.

4.	Line of Credit

In May 2008 the Company entered into a Credit and Security Agreement under which the Company was provided with a $2 million revolving credit facility. In July 2008, the line of credit was increased to $3 million. The amount available to borrow is based on a calculation of eligible accounts receivable and inventory. At June 30, 2008, aggregate amounts outstanding under the line of credit was $879,206 and the Company had approximately $164,000 of availability on this line of credit . Interest accrues on outstanding loans under the credit facility at a rate equal to 5.75% per annum plus the greater of 2% or the LIBOR rate. Borrowings under the credit facility are secured by all of the Company's assets.  The agreement terminates May 2010, and the Company is subject to an early termination fee if the loan is terminated before such date.

The Company is required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants require the Company to achieve minimum quarterly net income as set forth in the Credit Agreement, require the Company to maintain a minimum Debt Service Coverage Ratio (as defined in the Credit Agreement), require the Company to maintain minimum levels of tangible net worth. As of June 30, 2008, the Company was not in compliance with all such covenants. The Company is in the process of obtaining a waiver.

5.	Stockholders’ Equity

For the six months ended June 30, 2008, the following stock transactions occurred:

The Company issued 161,960 shares of common stock in exchange for consulting services. The value of the stock was based on the closing price of the stock on the issuance date. The total value of $335,455 was charged to consulting expenses.

The Company issued 10,910 shares of common stock valued at $23,561 to its preferred stockholders, in accordance with the dividend provision of the preferred stock agreement.

The Company issued 4,000 of common stock, resulting from the conversion of 1,000 shares of preferred stock

6.	Stock Based Compensation

The impact on our results of operations of recording stock-based compensation for the three-month period ended June 30, 2008 was to reduce selling expenses by $52,565, and increase general and administrative expenses by $19,500. The impact on our results of operations of recording stock-based compensation for the three-month period ended June 30, 2007 was to increase selling expenses by $16,793, and increase general and administrative expenses by $6,500.

The impact on our results of operations of recording stock-based compensation for the six-month period ended June 30, 2008 was to decrease selling expenses by $100,048 and increase general and administrative expenses by $39,000. The impact on our results of operations of recording stock-based compensation for the six-month period ended June 30, 2007 was to increase selling expenses by $41,920 and increase general and administrative expenses by $6,500.

The reduction in compensation expense resulted from a change in estimated forfeitures of our total expected stock option compensation expense. In accordance with FAS 123R, the company recalculated its expected compensation for all options outstanding at June 30, 2008 and compared it to previously recorded compensation expense for options in that option pool. The change in forfeiture assumption resulted from a significant forfeiture of stock options due to many of the option holders leaving the employ of the company before they became vested in those options.

The amount of the cumulative adjustment to reflect the effect of the forfeited options is approximately $238,000. The amount of compensation expense which would have been recognized if the cumulative adjustment was not made would have been approximately $177,000.

As of June 30, 2008, the Company has unvested options of 423,333, which will be reflected as compensation cost of approximately $860,054 over the remaining vesting period of three years. .

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value of options granted during the six months ended June 30, 2008 was $1.59. The following weighted average assumptions were used for the six months ended June 30, 2008:

Risk-free interest rate	3.76%
Expected lives (in years)	5.00
Dividend yield	0%
Expected volatility	109.81%

Expected volatility is based on the actual volatility based on the closing price of the Company’s stock. For purposes of determining the expected life of the option, the full contract life of the option is used. The risk-free rate for periods within the contractual life of the options is based on the U. S. Treasury yield in effect at the time of the grant.

The following table summarizes stock option activity for the six months ended June 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	749,000	$6.02	-	-
Granted	275,000	$1.99	-	-
Exercised	-	-	-	-
Forfeited	(371,500)	$6.83	-	-
Outstanding at June 30, 2008	652,500	$3.85	3.75	$90,250
Exercisable at June 30, 2008	229,167	$4.01	2.17	$10,500

Stock options granted under our equity incentive plans vest over two and three years from the date of grant, ½ and 1/3 per year, respectively, and generally expire five years from the date of grant.

We calculated the fair value of each warrant award on the date of grant using the Black-Scholes option pricing model.

The following table summarizes warrant activity for the six months ended June 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,688,236	$5.75	-	-
Granted	200,000	$2.54	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2008	1,868,236	$5.41	3.10	$29,365
Exercisable at June 30, 2008	1,668,236	$5.75	2.89	$29,365

The 200,000 warrants granted during the six months ended June 30, 2008, were granted in connection with a distribution agreement between the Company and a company which is owned by two brothers of Christopher Reed, President and Chief Financial Officer of the Company. The warrants are issuable only upon the attainment of certain international product sales. No warrants vested during the six months ended June 30, 2008. Accordingly, no expense was recorded for these warrants. The warrants will be valued and a corresponding expense will be recorded upon the attainment of the sales goals identified when the warrants were granted.

7.	Related Party Activity

As of December 31, 2007, the Company had a $300,000 note receivable from an entity that is partly owned by an advisor to the board of directors. The note is secured by all the entity’s assets and intellectual property. The note is payable on March 25, 2008 and bears interest at 7.50% per annum with quarterly interest payments. As of June 30, 2008, the Company has determined that the note is deemed uncollectible and the collateral worthless, and has written off the entire balance and associated accrued interest.

For the three months ended March 31, 2008 the Company employed one family member of the majority shareholder, Chief Executive Officer and Chief Financial Officer of the Company in a sales role. He was paid approximately $56,250. No stock options were granted to him during the three months ended March 31, 2008 and $112,500 for the six months ended June 30, 2008.

During the six months ended June 30, 2008, the Company entered into an agreement for the distribution of its products internationally. The agreement is between the Company and a company controlled by two brothers of Christopher Reed, President and Chief Financial Officer of the Company. The agreement remains in effect until terminated by either party and requires the Company to pay the greater of $10,000 per month or 10% of the defined sales of the previous month. During the six months ended June 30, 2008, the Company paid $10,000 for these services. 200,000 warrants were granted during the six months ended June 30, 2008, in connection with this distribution agreement. The warrants are issuable only upon the attainment of certain international product sales. No warrants vested during the six months ended June 30, 2008. Accordingly, no expense was recorded for these warrants. The warrants will be valued and a corresponding expense will be recorded upon the attainment of the sales goals identified when the warrants were granted.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2008

Net sales increased by $1,098,456, or 31.6%, from $3,472,360 in the three months ended June 30, 2007 to $4,570,816in the three months ended June 30, 2008. The increase in net sales was primarily due to an increase in our Virgil’s product line and our Reed’s Ginger Brews line. The increase in sales was also primarily due to an increase in net sales due to newly introduced mainstream distributors and an increase in our existing distribution channels of natural food distributors and retailers.

The Virgil’s brand, which includes Root Beer, Real Cola, Cream Soda and Black Cherry Cream soda, Diet Root Beer, Diet Real Cola, Diet Cream Soda and Diet Black Cherry Cream Soda, realized an increase in net sales of $788,000, or 54% to $2,246,000 in the three months ended June 30, 2008 from $1,458,000 in the three months ended June 30, 2007. The increase was the result of increased sales in 12 ounce Root Beer of $225,000 or 32% from $714,000 in the three months ended June 30, 2007 to $939,000 in the three months ended June 30, 2008, increased sales in Cream Soda of $109,000 or 62% from $175,000 in the three months ended June 30, 2007 to $284,000 in the three months ended June 30, 2008, and increased sales in Black Cherry Cream Soda of $31,000 or 31% from $101,000 in the three months ended June 30, 2007 to $132,000 in the three months ended June 30, 2008. Also, the Virgil’s Root Beer five-liter party kegs increased $321,000 or 106%, from $304,000 in the three months ended June 30, 2007 to $625,000 in the three months ended June 30, 2008. In addition, the increase in sales in the Virgil’s Brand was the result of launch of Virgil’s Real Cola in 2008 which realized net sales of $95,000 in the three months ended June 30, 2008.

The Reeds Ginger Brew Line increased $312,000 or 20 % to $1,837,000 in the three months ended June 30, 2008 from $1,525,000 in the three months ended June 30, 2007.

Net sales of candy increased $48,000, or 27% to $229,000 in the three months ended June 30, 2008 from $181,000 in the three months ended June 30, 2007.

The product mix for our two most significant product lines, Reed’s Ginger Brews and Virgil’s sodas was 51.1% and 41.8%, respectively of net sales in the three months ended June 30, 2008 and was 46.4% and 44.4%, respectively of net sales in the three months ended June 30, 2007.

Cost of sales increased by $509,554, or 18.3%, to $3,301,486 in the three months ended June 30, 2008 from $2,791,932 in the three months ended June 30, 2007. As a percentage of net sales, cost of sales decreased to 72.2% in the three months ended June 30, 2008 from 80.4% in the three months ended June 30, 2007. Cost of sales as a percentage of net sales decreased by 7.6%, primarily as a result of the price increase on April 1, 2008 for the Reed’s Ginger Brew line of beverages offset by fuel and commodity price increases which have caused an increase in our costs of production from our co-packer. Fuel price increases have also increased our costs of delivery. In addition, we had increased costs of packaging. If fuel and commodity prices continue to increase, we will have more pressure on our margins.

Gross profit increased $588,902 or 86.5% to $1,269,330 in the three months ended June 30, 2008 from $680, 428 in the three months ended June 30, 2007. As a percentage of net sales, gross profit increased to 27.8% in the first three months of 2008 from 19.6% in the first three months of 2007.

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

Operating expenses increased by $372,352, or 27.8%, to $1,710,604 in the three months ended June 30, 2008 from $1,338,252 in the three months ended June 30, 2007 and decreased as a percentage of net sales to 37.4% in the three months ended June 30, 2008 from 38.5% in the three months ended June 30, 2007. The increase was primary the result of increased selling and general and administrative expenses. In March of 2008, we reduced our staff by 17 employees, mostly from the sales staff.   During the first quarter of 2008, we implemented a cost reduction strategy to reduce unnecessary expenses and revised our budget for 2008. We reduced selling expenses by reducing our work force by 17 employees. We expect to save approximately $2,000,000 in annual expense with this reduction. We experienced a $743,640 reduction in operating expenses over the first quarter of 2008 in the three months ending March 31, 2008 expenses were $2,454,274.

Selling expensed increased by $162,904 or 18.3%, to $1,051,008 in the three months ended June 30, 2008 from $888,104 in the three months ended June 30, 2007. The increase in selling expenses is due to increased promotional and advertising expenses, public relations expenses, trade show expenses, travel expenses, and increased usage of brokerage firms for sales offset by lower option expenses and contract services expenses. Promotional and advertising expenses increased $100,938 or 108.2% to $194,204 in the three months ended June 30, 2008 from $93,266 in the three months ended June 30, 2007. This increase was due to the increased use of advertising and promotions with our supermarket customers as we move into more mainstream accounts. Public relations expenses increased $31,280 or 299.3% to $41,730 in the three months ended June 30, 2008 from $10,450 in the three months ended June 30, 2007. The increase in public relations expenses was due to the increased use. Trade show expenses increased $20,795 or 134.2%, to $36,292 in the three months ended June 30, 2008 from $15,497 in the three months ended June 30, 2007. The increase in trade show expenses was due to an increase in trade shows as we start marketing to new channels of trade such as the drug store channel. Travel expenses increased $50,969 or 356.6%, to $65,263 in the three months ended June 30, 2008 from $14,294 in the three months ended June 30, 2007. The increase in travel expenses was due to increased air travel as our sales force focus is redirected to visiting supermarket headquarters and key retailer around the country. Brokerage commission expenses increased $86,478 or 103.2%, to $170,312 in the three months ended June 30, 2008 from $83,834 in the three months ended June 30, 2007. The increase in brokerage commission expenses was due to increased use of outside food brokers to represent us to the supermarket trade. Non-cash stock option compensation expense decreased $69,357 or 413% to ($52,565) in the three months ended June 30, 2008 from $16,792 in the three months ended June 30, 2007. This decrease is due to options which were forfeited as we reduced our sales force in the first quarter of 2008. Contract services expense decreased $18,735 or 43.7% to $24,108 in the three months ended June 30, 2008 from $42,843 in the three months ended June 30, 2007. This decrease is due to the reduction of use of contract services. In March 2008, we announced our new strategic direction in sales, whereby our focus is to strengthen our product placements in our estimated 10,500 supermarkets nationwide. This strategy replaces our strategy in the three months ended June 30, 2007 that focused on both the supermarkets and a direct store delivery (DSD) effort. Since March 2008, our sales organization has been reduced by 16 compared to the level we had at December 31, 2007. We have found that the most effective sales efforts are to grocery stores. We have our products in more than 10,500 supermarket stores across the country and our new direction for 2008 is to remain focused on these accounts while opening new business with other grocery stores leveraging our brand equity. We feel that the trend in grocery stores to offer their customers natural products can be served with our products. Our sales personnel are leveraging our success at natural food grocery stores to establish new relationships with mainstream grocery stores.

General and administrative expenses increased by $209,448 or 46.5% to $659,596 in the three months ended June 30, 2008 from $450,148 in the first three months of 2007. The increase in general and administrative expenses is due to increased legal, accounting and investor relations expenses and officer salaries. Legal, accounting and investor relations expenses increased $152,651 or 571.6% to $179,357 in the three months ended June 30, 2008 from $26,706 in the three months ended June 30, 2007. The increase in legal, accounting and investor relation expenses was due to increased legal and accounting costs mostly related to the increased costs of reporting and compliance with the Securities and Exchange Commission and NASDAQ. Officer salaries increased by $33,806 or 90.1% to $71,306 in the three months ended June 30, 2008 from $37,500 in the three months ended June 30, 2007. The increase was due to the hiring of a Chief Operating Officer in May 2007.

Interest expense was $49,990 in the three months ended June 30, 2008, compared to interest expense of $64,330 in the three months ended June 30, 2007. Interest income dropped to $145 in the three months ended June 30, 2008, compared to interest income of $29,109 in the three months ended June 30, 2007.

Interest income decreased because of our overall decrease in cash and corresponding decrease in interest bearing cash accounts. Interest expenses will probably increase due to the increased reliance of the Company to finance operations with its $3,000,000 inventory and accounts receivable line of credit with First Capital LLC.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2008

Net sales increased by $1,649,866, or 25.4%, from $6,485,050 in the first six months ended June 30, 2007 to $8,134,916 in the first six months ended June 30, 2008. The increase in net sales was primarily due to an increase in our Virgil’s product line and our Reed’s Ginger Brews line. The increase in sales was also primarily due to an increase in net sales due to newly introduced mainstream distributors and an increase in our existing distribution channels of natural food distributors and retailers.

The Virgil’s brand, which includes Root Beer, Real Cola, Cream Soda and Black Cherry Cream soda, Diet Root Beer, Diet Real Cola, Diet Cream Soda and Diet Black Cherry Cream Soda, realized an increase in net sales of $1,364,000, or 57% to $3,742,000 in first six months ended June 30, 2008 from $2,378,000 in first six months ended June 30, 2007. The increase was the result of increased sales in 12 ounce Root Beer of $449,000 or 35% from $1,296,000 in first six months ended June 30, 2007 to $1,745,000 in first six months ended June 30, 2008, increased sales in Cream Soda of $157,000 or 51% from $306,000 in the first six months of 2007 to $463,000 in the first six months of 2008, and increased sales in Black Cherry Cream Soda of $72,000 or 44% from $164,000 in the first six months of 2007 to $236,000 in the first six months of 2008. Also, the Virgil’s Root Beer five-liter party kegs increased $531,000 or 135%, from $392,000 in first six months ended June 30, 2007 to $923,000 in first six months ended June 30, 2008. In addition, the increase in sales in the Virgil’s Brand was the result of launch of Virgil’s Real Cola in 2008 which realized net sales of $100,000 in the first six months ended June 30, 2008.

The Reeds Ginger Brew Line increased $773,000 or 26% to $3,779,000 in first six months ended June 30, 2008 from $3,006,000 in first six months ended June 30, 2007.

Net sales of candy increased $44,000, or 10% to $482,000 in first six months ended June 30, 2008 from $438,000 in first six months ended June 30, 2007.

The product mix for our two most significant product lines, Reed’s Ginger Brews and Virgil’s sodas was 46.2% and 45.7%, respectively of net sales in first six months ended June 30, 2008 and was 49.7% and 39.4%, respectively of net sales in first six months ended June 30, 2007.

Cost of sales increased by $1,080,773, or 20.5%, to $6,345,773 in first six months ended June 30, 2008 from $5,265,000 in first six months ended June 30, 2007. As a percentage of net sales, cost of sales decreased to 78.0% in first six months ended June 30, 2008 from 81.2% in first six months ended June 30, 2007. Cost of sales as a percentage of net sales decreased by 3.2%, primarily as a result of the price increase on April 1, 2008 for the Reed’s Ginger Brew line of beverages offset by fuel and commodity price increases which have caused an increase in our costs of production from our co-packer. Fuel price increases have also increased our costs of delivery. In addition, we had increased costs of packaging. If fuel and commodity prices continue to increase, we will have more pressure on our margins.

Gross profit increased $569,093 or 46.6% to $1,789,143 in first six months ended June 30, 2008 from $1,220,050 in first six months ended June 30, 2007. As a percentage of net sales, gross profit increased to 22.0% in the first six months of 2008 from 18.8% in the first six months of 2007.

To improve gross margins in 2008, we have raised prices on the Reed’s Ginger Brew line by 20% on April 1, 2008 bringing it more in line with our competitors in the natural soda category. In addition, we are implementing systems to track and manage the approval and use of promotions and discounting to maintain a higher net gross margin. Finally, we are performing a competitive bidding process for our third party co-packing production. We expect to select a co-packer by the third quarter 2008. We expect to lower our costs of production, thus further improving our gross margin while maintaining our product quality. Our current co-packer producing the bulk of our products is charging us considerably over the market.

Operating expenses increased by $1,832,118 or 77.8%, to $4,164,878 in first six months ended June 30, 2008 from $2,341,760 in first six months ended June 30, 2007 and increased as a percentage of net sales to 51.2% in first six months ended June 30, 2008 from 36.1% in first six months ended June 30, 2007. The increase was primary the result of increased selling and general and administrative expenses. In March of 2008, we reduced our staff by 17 employees, mostly from the sales staff. During the first quarter of 2008, we implemented a cost reduction strategy to reduce unnecessary expenses and revised its budget for 2008. We reduced selling expenses by reducing our work force by 17 employees. We expect to save approximately $2,000,000 in annual expense with this reduction. We believe our operating expenses will decrease approximately $300,000 per month beginning in April 2008.

Selling expensed increased by $732,867 or 50.8%, to $2,175,136 in first six months ended June 30, 2008 from $1,442,269 in first six months ended June 30, 2007. The increase in selling expenses is due to increased salaries of sales personnel, brokerage expenses, promotional and advertising costs, trade show expenses, and travel expenses offset by lower non-cash stock option expense, lower demo expenses, lower contract services and lower auto expenses. Salaries of sales personnel increased $714,045 or 132.1% to $1,254,562 in first six months ended June 30, 2008 from $540,517 in first six months ended June 30, 2007. This increase was due to increased personnel to support the initiative to increase sales of our product to the mainstream consumer through mainstream stores and distributors that support mainstream retailers. Brokerage expenses increased $122,809 or 111.1% to $233,396 in first six months ended June 30, 2008 from $110,587 in first six months ended June 30, 2007. The increase in brokerage commission expenses was due to increased use of outside food brokers to represent us to the supermarket trade. Promotional and advertising expenses increased $105,025 or 88.0%, to $224,360 in first six months ended June 30, 2008 from $119,335 in first six months ended June 30, 2007. This increase was due to the increased use of advertising and promotions with our supermarket customers as we move into more mainstream accounts. Trade show expenses increased $40,599 or 90.6%, to $85,406 in first six months ended June 30, 2008 from $44,807 in first six months ended June 30, 2007. The increase in trade show expenses was due to an increase in trade shows as we start marketing to new channels of trade such as the drug store channel. Travel expenses increased $170,169 or 289.8%, to $228,890in first six months ended June 30, 2008 from $58,721 in first six months ended June 30, 2007. The increase in travel expenses was due to the build up of the sales force at the end of 2007 and their increased activities. These increases were offset by reductions in the following expenses. Non-cash stock option compensation expense decreased $2,919 or 7.0% to $39,000 in first six months ended June 30, 2008 from $41,919 in first six months ended June 30, 2007. This decrease is due to options which were forfeited. Contract services expense decreased $49,636 or 59.6% to $33,677 in first six months ended June 30, 2008 from $83,313 in first six months ended June 30, 2007. This decrease is due to reduced use of outside services. Auto expenses decreased $168,516 or 61.2% to $43,392 in first six months ended June 30, 2008 from $111,908 in first six months ended June 30, 2007. This decrease is due to a reduction of our delivery systems in Southern California in 2008. In March 2008, we announced our new strategic direction in sales, whereby our focus is to strengthen our product placements in our estimated 10,500 supermarkets nationwide. This strategy replaces our strategy in first six months ended June 30, 2007 that focused on both the supermarkets and a direct store delivery (DSD) effort. Since March 2008, our sales organization has been reduced by 16 compared to the level we had at December 31, 2007. We have found that the most effective sales efforts are to grocery stores. We have our products in more than 10,500 supermarket stores across the country and our new direction for 2008 is to remain focused on these accounts while opening new business with other grocery stores leveraging our brand equity. We feel that the trend in grocery stores to offer their customers natural products can be served with our products. Our sales personnel are leveraging our success at natural food grocery stores to establish new relationships with mainstream grocery stores

General and administrative expenses increased by $1,090,251 or 121.2% to $1,989,742 in first six months ended June 30, 2008 from $899,491 in the first six months of 2007. The increase in general and administrative expenses is due to increased legal, accounting and investor relations expenses, officer salaries, general liability insurance, outside services, and office supplies. Legal, accounting and investor relations expenses increased $326,492 or 266.4% to $449,036 in first six months ended June 30, 2008 from $122,544 in first six months ended June 30, 2007. The increase in legal, accounting and investor relation expenses was due to increased legal and accounting costs mostly related to the increased costs of reporting and compliance with the Securities and Exchange Commission and NASDAQ. Salaries increased by $243,914 or 219.6% to $354,981 in first six months ended June 30, 2008 from $111,067 in first six months ended June 30, 2007. Officer salaries increased by $116,848 or 155.8% to $191,848 in the three months ended June 30, 2008 from $75,000 in the three months ended June 30, 2007. The increase was due to the hiring of a Chief Operating Officer in May 2007 and a Chief Financial Officer in October 2007. Liability insurance expenses increased $62,451 or 155.0% to $70,262 in first six months ended June 30, 2008 from $29,752 in first six months ended June 30, 2007. This increase was mainly due to increased sales and coverage. Outside services expenses increased $40,512 or 136.2% to $70,262 in first six months ended June 30, 2008 from $29,752 in first six months ended June 30, 2007. This increase was due increased use of outside services. Office supplies expenses increased $14,419 or 80.6% to $32,304 in first six months ended June 30, 2008 from $17,885 in first six months ended June 30, 2007. This increase was due to increased staff in general. In addition, we had a one-time non cash expense of $320,762 for consulting services, for which we issued stock.

Interest expense was $106,428 in the six months ended June 30, 2008, compared to interest expense of $111,883 in the six months ended June 30, 2007. Interest income dropped to $975 in the six months ended June 30, 2008, compared to interest income of $52,600 in the six months ended June 30, 2007.

Interest income decreased because of our overall decrease in cash and corresponding decrease in interest bearing cash accounts. Interest expenses will probably increase due to the increased reliance of the company to finance operations with its $3,000,000 inventory accounts receivable line of credit with First Capital LLC.

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

As of June 30, 2008, we had an accumulated deficit of $13,585,890 and we had working capital of $1,702,206, compared to an accumulated deficit of $11,081,141 and working capital of $2,942,909 as of December 31, 2007. Cash and cash equivalents were $39,963 as of June 30, 2008, as compared to $742,719 as of December 31, 2007. This decrease in our working capital and cash position was primarily attributable to our net loss for the six months ended June 30, 2008 offset by an increase in our inventory at June 30, 2008. In addition to our cash position on June 30,2008, we had availability under our lines of credit of approximately $164,000.

Net cash used in operating activities during the six months ended June 30, 2008 was $2,401,381 which was due primarily to our net loss of $2,481,188. In the six months ended June 30, 2008, we used $158,431 of cash in investing activities, which was due primarily to the purchase of various equipment to support business growth.

Net cash provided by financing activities during the six months ended June 30, 2008 was $1,857,056. The primary components of that were the net proceeds from the refinanincing of our land and buildings and our obtaining of a line of credit.

As of June 30, 2008, we had outstanding borrowings of $879,205under our line of credit agreement:

We recognize that operating losses negatively impact liquidity and we are working on decreasing operating losses, while focusing on increasing net sales. We are currently borrowing near the maximum on our line of credit. We have approximately $500,000 to $1,000,000 in excess inventory over our normal inventory levels. We believe the operations of the company are running at approximately breakeven, after adjusting for non-cash expenses . Between the reduction of our inventory to more normal levels and our current breakeven operating status, we believe that our current cash position and lines of credit will be sufficient to enable us to meet our cash needs through at least the end of 2008. We’re planning on registering a S-3 shelf offering in the next 2-3 months. We believe that if the need arises we can raise money through the equity markets.

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

The Company does not believe the adoption of the above recent pronouncements, will have a material effect on the Company’s results of operations, financial position, or cash flows

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation has a material effect on our results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

(a)   Management's Evaluation of Disclosure Controls and Procedures.

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. RISK FACTORS

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

As of June 30, 2008, the Company was in default of a financial covenant of its line of credit. The Company is in the process of obtaining a waiver for this covenant violation.

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

August 19, 2008