Form 10KSB/A
period 2007-12-31
REEDS INC
filed 2008-10-06
CIK 1140215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)
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

The aggregate market value of the voting common stock held by non-affiliates of the issuer as of October 1, 2008 was approximately $9,280,943 (computed based on the closing sale price of the common stock at $2.15 per share as of such date). Shares of common stock held by each officer and director and each person owning more than 10% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of October 1, 2008 was 8,928,591 shares.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-KSB/A (“Form 10-KSB/A”) to our Annual Report on Form 10KSB for the year ended December 31, 2007 in order to revise principal executive officer and principal financial officer certifications originally filed as Exhibits 31.1 and 31.2 to include the introductory language of paragraph 4 and the language of paragraph 4(b) of Item 601(b)(31) of Regulation S-K.

This Form 10-KSB/A is limited in scope to the items identified above and should be read in conjunction with the Form 10-KSB and our other filings with the SEC.

This Form 10-KSB/A does not reflect events occurring after the filing of the Form 10-KSB or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-KSB. With this Form 10-KSB/A, the current principal executive officer and principal financial officer of the Company has reissued these certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, included in Part III, Item 13. Exhibits, furnished herewith.

Item 13 Exhibits

31.1	Revised Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 6, 2008	REED’S, INC. a Delaware corporation

	By:	/s/ Christopher J. Reed
Christopher J. Reed
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher J. Reed	Chief Executive Officer, Chief Financial Officer; President and Chairman of the Board of Directors	October 6, 2008
Christopher J. Reed	(Principal Executive Officer; Principal Financial Officer)

/s/ Judy Holloway Reed	Director	October , 2008
Judy Holloway Reed

/s/ Mark Harris	Director	October 6, 2008
Mark Harris

/s/ Daniel S.J. Muffoletto	Director	October 6, 2008
Daniel S.J. Muffoletto

/s/ Michael Fischman	Director	October 6, 2008
Michael Fischman