Form 10-Q
period 2008-09-30
REEDS INC
filed 2008-11-12
CIK 1140215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

There were 8,928,591 shares of the registrant's common stock outstanding as of November 4, 2008

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

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2008

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION REQUIRED

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters of a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	24

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S, INC

CONDENSED BALANCE SHEETS

ASSETS	September 30, 2008 (Unaudited)	December 31, 2007

CURRENT ASSETS
Cash	$83,091	$742,719
Inventory	2,994,507	3,028,450
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $165,000 as of September 30, 2008 and $407,480 as of December 31, 2007	1,281,662	1,160,940
Other Receivable	4,255	16,288
Prepaid Expenses	62,857	76,604
Total Current Assets	4,426,372	5,025,001

Property and equipment, net of accumulated depreciation of $1,075,342 as of September 30, 2008 and $867,769 as of December 31, 2007	4,207,441	4,248,702

OTHER ASSETS
Brand names	800,201	800,201
Other intangibles, net of accumulated amortization of $ 15,984 as of September 30, 2008 and $5,212 as of December 31, 2007	72,166	13,402
Total Other Assets	872,367	813,603

TOTAL ASSETS	$9,506,180	$10,087,306

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,328,774	$1,996,849
Lines of credit	1,290,082	-
Current portion of long term debt	9,421	27,331
Accrued interest	24,691	3,548
Accrued expenses	117,308	54,364
Total Current Liabilities	2,770,276	2,082,092

Long term debt, less current portion	1,757,681	765,753

Total Liabilities	4,527,957	2,847,845

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $10 par value, 500,000 shares authorized, 47,121 shares outstanding at September 30, 2008 and 48,121 shares at December 31, 2007	471,212	481,212
Common stock, $.0001 par value, 19,500,000 shares authorized, 8,928,591 shares issued and outstanding at September 30, 2008 and 8,751,721 at December 31, 2007	892	874
Additional paid in capital	18,266,167	17,838,516
Accumulated deficit	(13,760,048)	(11,081,141)

Total stockholders’ equity	4,978,223	7,239,461

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,506,180	$10,087,306

See accompanying Notes to Condensed Financial Statements

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine months Ended September 30, 2008 and 2007
(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

SALES	$4,233,186	$3,881,328	$12,368,102	$10,366,378
COST OF SALES	2,937,687	3,083,055	9,283,460	8,348,055

GROSS PROFIT	1,295,499	798,273	3,084,642	2,018,323

OPERATING EXPENSES
Selling	819,362	1,606,938	2,994,498	3,049,207
General and Administrative	558,094	711,785	2,547,836	1,611,276
Total Operating Expenses	1,377,456	2,318,723	5,542,334	4,660,483

LOSS FROM OPERATIONS	(81,957)	(1,520,450)	(2,457,692)	(2,642,160)
OTHER INCOME (EXPENSE)
Interest Income	-	45,898	975	98,498
Interest Expense	(92,201)	(51,407)	(198,629)	(163,290)
Total Other Income (Expense)	(92,201)	(5,509)	(197,654)	(64,792)

NET LOSS	(174,158)	(1,525,959)	(2,655,346)	(2,706,952)

Preferred stock dividend	-	--	(23,561)	(27,770)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(174,158)	$(1,525,959)	$(2,678,907)	$(2,734,722)

LOSS PER SHARE- Available to Common Stockholders Basic and Diluted	$(0.02)	$(0.18)	$(0.30)	$(0.35)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	8,928,591	8,714,050	8,868,381	7,759,425

See accompanying Notes to Condensed Financial Statements

REED’S INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2008 (Unaudited)

	Common	Stock		Preferred	Stock
	Shares	Amount	Additional Paid in Capital	Shares	Amount	Accumulated Deficit	Total

Balance, January 1, 2008	8,751,721	$874	$17,838,516	48,121	$481,212	$(11,081,141)	$7,239,461
Fair value of common stock issued for services	161,960	16	335,439	-	-	-	335,455
Preferred stock dividend	10,910	1	23,560	-	-	(23,561)	-
Preferred stock conversion	4,000	1	9,999	(1,000)	(10,000)	-	-
Fair value of options issued to employees	-	-	58,653	-	-	-	58,653
Net Loss for the nine months ended September 30, 2008	--	--	--	--	--	(2,655,346)	(2,655,346)

Balance, September 30, 2008	8,928,591	$892	$18,266,167	47,121	$471,212	$(13,760,048)	$4,978,223

See accompanying Notes to Condensed Financial Statements

REED’S INC.

CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2008 and 2007
(Unaudited)

	Nine months Ended
	September 30,	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,655,346)	$(2,706,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense from stock issuance	335,455	3,783
Fair value of stock options issued to employees	58,653	171,296
Depreciation and amortization	256,959	144,445
Changes in operating assets and liabilities:
Accounts receivable	(120,722)	(748,335)
Inventory	33,943	(1,781,490)
Prepaid Expenses	13,747	82,380
Other receivables	12,033	(120,361)
Other Intangibles	(88,149)	-
Accounts payable	(668,075)	607,670
Accrued expenses	62,944	97,879
Accrued interest	21,143	(24,200)

Net cash used in operating activities	(2,737,415)	(4,273,905)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in note receivable	-	(300,000)
Purchase of property and equipment	(186,313)	(2,546,165)
Increase in restricted cash	-	1,580,456
Net cash used in investing activities	(186,313)	(1,265,709)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds received from warrants exercised	-	165,000
Proceeds received from borrowings on long term debt	1,770,000	163,276
Principal payments on debt	(795,982)	(254,387)
Proceeds received on sale of common stock	-	9,000,000
Payments for stock offering costs	-	(1,418,606)
Net borrowing (payment) on lines of credit	1,290,082	(1,355,526)
Net cash provided by financing activities	2,264,100	6,299,757

NET (DECREASE) INCREASE IN CASH	(659,628)	760,143
CASH — Beginning of period	742,719	1,638,917

CASH — End of period	$83,091	$2,399,060

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$177,486	$187,490

Taxes	$-	$-

Noncash Investing and Financing Activities:
Common stock to be issued in settlement of preferred stock dividend	$-	$27,770
Preferred Stock converted to Common Stock	$10,000	$98,190
Common stock issued in settlement of preferred stock dividend	$23,561	$-

See accompanying Notes to Condensed Financial Statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
Nine months Ended September 30, 2008 and 2007 (UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reeds, Inc. (the Company), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2008 and the results of operations and cash flows for the three and nine months ended September 30, 2008 and 2007. The balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements.

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

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

Income (Loss) per Common Share

Basic income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. As the Company had a loss in the three and nine month periods ended September 30, 2008 and 2007, basic and diluted loss per share are the same because the inclusion of common share equivalents would be anti-dilutive. At September 30, 2008 and 2007, potentially dilutive securities consisted of convertible preferred stock, common stock options and warrants aggregating 2,709,220 and 2,612,220 common shares, respectively.

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

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements." This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No.157-2, “Effective Date of FASB Statement No. 157.” This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company’s financial position or results of operations.

Recent Accounting Pronouncements

References to the “FASB” and “SFAS” herein refer to the “Financial Accounting Standards Board”, and “Statement of Financial Accounting Standards”, respectively.

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

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the $250,000 guarantee during the nine months ended September 30, 2008.

During the three months ended September 30, 2008 and 2007, the Company had two customers, which accounted for approximately 36% and 14% and 40% and 29% of sales, respectively. No other customers accounted for more than 10% of sales in either year.

During the nine months ended September 30, 2008 and 2007, the Company had two customers, which accounted for approximately 32% and 13% and 38% and 15% of sales, respectively . No other customers accounted for more than 10% of sales in either year. As of September 30, 2008, the Company had approximately $310,100 and $175,000, respectively, of accounts receivable from these customers.

2.	Inventory

Inventory consists of the following at:

	September 30, 2008	December 31, 2007
Raw Materials	$1,152,136	$1,179,580
Finished Goods	1,842,371	1,848,870
	$2,994,507	$3,028,450

3.	Long term debt

In March 2008, the Company originated a note payable with a bank in the amount of $1,770,000. The note matures in February 2038. The note carries an 8.41% per annum interest rate, requires a monthly payment of principal and interest of $13,651, and is secured by all of the land and buildings owned by the Company. The previous debt of $650,483 for the land and building and a building improvement loan of $136,525 that were secured by land and building were paid off in March 2008 as a condition of obtaining this loan. As of September 30, 2008, $1,767,102 was due under this debt obligation, of which $9,421 has been reflected as current.

4.	Line of Credit

In May 2008 the Company entered into a Credit and Security Agreement under which the Company was provided with a $2 million revolving credit facility. In July 2008, the line of credit was increased to $3 million. The amount available to borrow is based on a calculation of eligible accounts receivable and inventory.

At September 30, 2008, aggregate amounts outstanding under the line of credit was $1,290,082 and the Company had approximately $273,000 of availability on this line of credit . Interest accrues on outstanding loans under the credit facility at a rate equal to 5.75% per annum plus the greater of 2% or the LIBOR rate. Borrowings under the credit facility are secured by all of the Company's assets. The agreement terminates May 2010, and the Company is subject to an early termination fee if the loan is terminated before such date.

The Company is required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants require the Company to achieve minimum quarterly net income as set forth in the Credit Agreement, required the Company to maintain a minimum Debt Service Coverage Ratio (as defined in the Credit Agreement), and require the Company to maintain minimum levels of tangible net worth. The Company was in compliance with these covenants as of September 30, 2008.

5.	Stockholders’ Equity

For the nine months ended September 30, 2008, the following stock transactions occurred:

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

The Company issued 4,000 of common stock, resulting from the conversion of 1,000 shares of preferred stock.

6.	Stock Based Compensation

Stock options

The following table summarizes stock option activity for the nine months ended September 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	749,000	$6.02	-	-
Granted	275,000	$1.99	-	-
Exercised	-	-	-	-
Forfeited	(371,500)	$6.83	-	-
Outstanding at September 30, 2008	652,500	$3.85	3.70	$62,250
Exercisable at September 30, 2008	266,667	$4.64	2.68	$7,500

Stock options granted under our equity incentive plans vest over two and three years from the date of grant, ½ and 1/3 per year, respectively, and generally expire five years from the date of grant.

During the nine months ended September 30, 2008, the Company recognized $56,978 of compensation cost relating to the vesting of options.

As of September 30, 2008, the Company has unvested options of 385,833, which will be reflected as compensation cost of approximately $751,000 over the remaining vesting period of three years.

The impact on our results of operations of recording stock-based compensation for the three-month period ended September 30, 2008 was to increase selling expenses by $98,526, and increase general and administrative expenses by $19,500. The impact on our results of operations of recording stock-based compensation for the three-month period ended September 30, 2007 was to increase selling expenses by $103,376 and increase general and administrative expenses by $19,500.

The impact on our results of operations of recording stock-based compensation for the nine-month period ended September 30, 2008 was to decrease selling expenses by $1,522 and increase general and administrative expenses by $58,500. The impact on our results of operations of recording stock-based compensation for the nine-month period ended September 30, 2007 was to increase selling expenses by $145,296 and increase general and administrative expenses by $26,000.

The reduction in compensation expense resulted from a change in estimated forfeitures of our total expected stock option compensation expense. In accordance with FAS 123R, the company recalculated its expected compensation for all options outstanding at September 30, 2008 and compared it to previously recorded compensation expense for options in that option pool. The change in forfeiture assumption resulted from a significant forfeiture of stock options due to many of the option holders leaving the employ of the company before they became vested in those options.

The amount of the cumulative adjustment to reflect the effect of the forfeited options is approximately $238,000. The amount of compensation expense which would have been recognized if the cumulative adjustment was not made would have been approximately $295,000.

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value of options granted during the nine months ended September 30, 2008 was $1.59. The following weighted average assumptions were used for the nine months ended September 30, 2008:

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

Stock Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,668,236	$5.75	-	-
Granted	200,000	$2.54	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2008	1,868,236	$5.41	2.85	$20,975
Exercisable at September 30, 2008	1,668,236	$5.75	2.64	$20,975

The 200,000 warrants granted during the nine months ended September 30, 2008, were granted in connection with a distribution agreement between the Company and a company which is owned by two brothers of Christopher Reed, President and Chief Financial Officer of the Company. The warrants are issuable only upon the attainment of certain international product sales. No warrants vested during the nine months ended September 30, 2008. Accordingly, no expense was recorded for these warrants. The warrants will be valued and a corresponding expense will be recorded upon the attainment of the sales goals identified when the warrants were granted.

7.	Related Party Activity

For the nine months ended September 30, 2008, the Company employed one family member of the majority shareholder, Chief Executive Officer and Chief Financial Officer of the Company in a sales role. He was paid approximately $112,500 during the nine months ended September 30, 2008. No stock options were granted to him during the nine months ended September 30, 2008. The family member was not employed by the Company during the three months ended September 30, 2008.

During the nine months ended September 30, 2008, the Company entered into an agreement for the distribution of its products internationally. The agreement is between the Company and a company controlled by two brothers of Christopher Reed, President and Chief Financial Officer of the Company. The agreement remains in effect until terminated by either party and requires the Company to pay the greater of $10,000 per month or 10% of the defined sales of the previous month. During the nine months ended September 30, 2008, the Company paid $30,000 for these services. 200,000 warrants were granted during the nine months ended September 30, 2008, in connection with this distribution agreement. The warrants are issuable only upon the attainment of certain international product sales. No warrants vested during the nine months ended September 30, 2008. The warrants will be valued and a corresponding expense will be recorded upon the attainment of the sales goals identified when the warrants were granted.

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

Overview

We develop, manufacture, market, and sell natural non-alcoholic and “New Age” beverages, candies and ice creams. “New Age Beverages” is a category that includes natural soda, fruit juices and fruit drinks, ready-to-drink teas, sports drinks, and water. We currently manufacture, market and sell six unique product lines:

•	Reed’s Ginger Brews,

•	Virgil’s Root Beer, Real Cola, and Cream Sodas in regularly sweetened and diet versions,

•	China Colas,

•	Reed’s Ginger Candies, and

•	Reed’s Ginger Ice Creams

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

Trends, Risks, Challenges, Opportunities That May or Are Currently Affecting Our Business

Our main challenges, trends, risks, and opportunities that could affect or are affecting our financial results include but are not limited to:

Slowing Economy- The recent economic crisis could cause consumers to pull back from high end natural food products. So far the natural food industry has seen a slow down of growth but according to a recent news article by SPINS, the industry scan data providers, sales are up 10% over the same period last year for 4 week of October 2008. Never the less a more accelerated slow down would potentially impact our core customers, the natural food consumer.

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

Low Carbohydrate Diets and Obesity - Most of our products are not geared for the low carbohydrate market. Consumer trends have reflected higher demand for lower carbohydrate products. We monitor these trends closely and have developing low-carbohydrate versions of some of our beverages namely the whole Virgil’s line.

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

In accordance with SFAS No. 142, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the nine months ended September 30, 2008 or September 30, 2007.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the nine months ended September 30, 2008 or 2007.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2008

Gross sales increased by $573,168, or 13.5%, from $4,236,429 in the three months ended September 30, 2007 to $4,809,597 in the three months ended September 30, 2008. The three months ended September 30, 2007 included $251,401 in Costco Roadshows which are promotional sales that we decided against in 2008. In calculating our core business growth, we would exclude these sales.

Product discounting increased by $222,651, or 62.6%, from $355,491 in the three months ended September 30, 2007 to $578,142 in the three months ended September 30, 2008. As a percentage of gross sales the product discounting increased from 8.4% in the first three months ended September 30, 2007 to 12.0% in the first three months ended September 30, 2008.The increase was due to greater promotional activity of the brands in the marketplace.

Net sales increased by $351,858, or 9.0%, from $3,881,328 in the three months ended September 30, 2007 to $4,233,186 in the three months ended September 30, 2008. The increase in net sales was primarily due to an increase in our Virgil’s product line and our Reed’s Ginger Brews line. The increase in sales was also primarily due to an increase in net sales due to newly introduced mainstream distributors and an increase in our existing distribution channels of natural food distributors and retailers.

The Virgil’s brand, which includes Root Beer, Real Cola, Cream Soda and Black Cherry Cream soda, Diet Root Beer, Diet Real Cola, Diet Cream Soda and Diet Black Cherry Cream Soda, realized an increase in net sales of $151,000, or 8% to $1,983,000 in the three months ended September 30, 2008 from $1,832,000 in the three months ended September 30, 2007. The increase was the result of increased sales in 12 ounce Root Beer of $86,000 or 9% from $1,003,000 in the three months ended September 30, 2007 to $1,089,000 in the three months ended September 30, 2008, increased sales in Cream Soda of $49,000 or 18% from $271,000 in the three months ended September 30, 2007 to $320,000 in the three months ended September 30, 2008, and decreased sales in Black Cherry Cream Soda of $20,000 or 12% from $163,000 in the three months ended September 30, 2007 to $143,000 in the three months ended September 30, 2008. Also, the Virgil’s Root Beer five-liter party kegs decreased $150,000 or 66%, from $228,000 in the three months ended September 30, 2007 to $78,000 in the three months ended September 30, 2008. In addition, the increase in sales in the Virgil’s Brand was the result of launch of Virgil’s Real Cola in 2008 which realized net sales of $127,000 in the three months ended September 30, 2008. Virgil’s diet sodas, the new stevia sweetened versions, sales increased $47,000 or 61% from $77,000 in the three months ended September 30, 2007 to $124,000 in the three months ended September 30, 2008.

The Reeds Ginger Brew Line increased $433,000 or 24% to $2,223,000 in the three months ended September 30, 2008 from $1,790,000 in the three months ended September 30, 2007.

Net sales of candy increased $25,000, or 11% to $261,000 in the three months ended September 30, 2008 from $236,000 in the three months ended September 30, 2007.

The product mix for our two most significant product lines, Reed’s Ginger Brews and Virgil’s sodas was 48.6% and 43.3%, respectively of net sales in the three months ended September 30, 2008 and was 45.1% and 46.2%, respectively of net sales in the three months ended September 30, 2007.

Cost of sales decreased by $145,368, or 4.7%, to $2,937,687 in the three months ended September 30, 2008 from $3,083,055 in the three months ended September 30, 2007. As a percentage of net sales, cost of sales decreased to 69.3% in the three months ended September 30, 2008 from 79.4% in the three months ended September 30, 2007. Cost of sales as a percentage of net sales decreased by 10.1%, primarily as a result of the price increase on April 1, 2008 for the Reed’s Ginger Brew line of beverages offset by fuel and commodity price increases which have caused an increase in our costs of production from our co-packer. Fuel price increases have also increased our costs of delivery. In addition, we had increased costs of packaging. If fuel and commodity prices continue to increase, we will have more pressure on our margins.

Gross profit increased $497,226 or 62.3% to $1,295,499 in the three months ended September 30, 2008 from $798,273 in the three months ended September 30, 2007. As a percentage of net sales, gross profit increased to 30.7% in the first three months of 2008 from 20.6% in the first three months of 2007.

To improve gross margins in 2008, we have raised prices on the Reed’s Ginger Brew line by 20% bringing it more in line with our competitors in the natural soda category. In addition, we are implementing systems to track and manage the approval and use of promotions and discounting to maintain a higher net gross margin. Finally, we have renegotiated our production costs from our largest co-packer and expect an increase in gross margins between 5-6% as we move through our current inventory. The contract is effective November 1, 2008.

Operating expenses decreased by $941,267, or 40.7%, to $1,377,456 in the three months ended September 30, 2008 from $2,318,723 in the three months ended September 30, 2007 and decreased as a percentage of net sales to 32.5% in the three months ended September 30, 2008 from 59.8% in the three months ended September 30, 2007. The decrease was primary the result of decreased selling and general and administrative expenses. In March of 2008, we reduced our staff by 17 employees, mostly from the sales staff.   During the first quarter of 2008, we implemented a cost reduction strategy to reduce unnecessary expenses and revised our budget for 2008. We reduced selling expenses by reducing our work force by 17 employees. We expect to save approximately $2,000,000 in annual expense with this sales force reduction. Operating expenses decreased by $743,640 or 30.3%, to $1,710,634 in the three months ended June 30, 2008 from $2,454,274 in the three months ended March 31, 2008. Operating expenses decreased by $333,178 or 19.5%, to $1,377,456 in the three months ended September 30, 2008 from $1,710,634 in the three months ended June 30, 2008. We expect to stabilize at this level of operating expense for the next few quarters and increase in 2009 in later quarters due to increased gross profits expected in 2009.

Selling expenses decreased by $787,576 or 49.0%, to $819,362 in the three months ended September 30, 2008 from $1,606,938 in the three months ended September 30, 2007. The decrease in selling expenses is due to our decreased sales force size and reduced promotions at Costco which caused sales salaries, sales contractors, hiring expenses, road show, demos and travel expenses to reduce partially offset by increased commissions to outside sales organizations as we outsourced some of our sales efforts. Sales salaries expenses decreased $238,398 or 44.5% to $297,490 in the three months ended September 30, 2008 from $535,888 in the three months ended September 30, 2007. This decrease was due to the reduction of the sales force. Contract and Hiring expenses decreased $124,986 or 96.8% to $4,172 in the three months ended September 30, 2008 from $129,158 in the three months ended September 30, 2007. The decrease in contract and hiring expenses was due to the reduction of sales staff. Road show expenses decreased $153,592 or 100.0%, to $0 in the three months ended September 30, 2008 from $153,592 in the three months ended September 30, 2007. We did not run any road shows in the three months ended September 30, 2008 . Travel expenses decreased $148,343 or 73.6%, to $53,198 in the three months ended September 30, 2008 from $201,541 in the three months ended September 30, 2007. The decrease in travel expenses was due to decreased sales force. Brokerage commission expenses increased $57,354 or 75.8%, to $133,000 in the three months ended September 30, 2008 from $75,646 in the three months ended September 30, 2007. The increase in brokerage commission expenses was due to increased use of outside food brokers to represent us to the supermarket trade. Demo expenses decreased $224,636 or 113.8% to ($27,218) in the three months ended September 30, 2008 from $197,418 in the three months ended September 30, 2007. This decrease is due to the reduction of use of demos and a credit due to prior over charging by a demo company. In March 2008, we announced our new strategic direction in sales, whereby our focus is to strengthen our product placements in our estimated 10,500 supermarkets nationwide. This strategy replaces our strategy in the three months ended September 30, 2007 that focused on both the supermarkets and a direct store delivery (DSD) effort. Since March 2008, our sales organization has been reduced by 16 compared to the level we had at December 31, 2007. We have found that the most effective sales efforts are to grocery stores. We have our products in more than 10,500 supermarket stores across the country and our new direction for 2008 is to remain focused on these accounts while opening new business with other grocery stores leveraging our brand equity. We feel that the trend in grocery stores to offer their customers natural products can be served with our products. Our sales personnel are leveraging our success at natural food grocery stores to establish new relationships with mainstream grocery stores.

General and administrative expenses decreased by $153,691 or 21.6% to $558,094 in the three months ended September 30, 2008 from $711,785 in the first three months ended September 30, 2007. The decrease in general and administrative expenses is due to decreased legal, accounting and investor relations expenses, officer salaries, and travel expenses. Legal, accounting and investor relations expenses decreased $114,866 or 54.7% to $95,030 in the three months ended September 30, 2008 from $209,896 in the three months ended September 30, 2007. The decrease in legal, accounting and investor relation expenses was due to decreased legal and accounting costs mostly related to the decreased costs of reporting and compliance with the Securities and Exchange Commission and NASDAQ as we changed firms and renegotiated fees. Officer salaries decreased by $26,251 or 27.3% to $69,982 in the three months ended September 30, 2008 from $96,233 in the three months ended September 30, 2007. The decrease was due to the leaving of a Chief Operating Officer in April 2008. Travel expenses decreased by $21,513 or 100% to $0 in the three months ended September 30, 2008 from $21,513 in the three months ended September 30, 2007. The decrease was due to non traveling of office personnel during the three months ended September 30, 2008.

Interest expense was $92,201 in the three months ended September 30, 2008, compared to interest expense of $51,407 in the three months ended September 30, 2007. Interest income dropped to $-0- in the three months ended September 30, 2008, compared to interest income of $45,898 in the three months ended September 30, 2007.

Interest income decreased because of our overall decrease in cash and corresponding decrease in interest bearing cash accounts. Interest expenses will probably increase due to the increased reliance of the Company to finance operations with its $3,000,000 inventory and accounts receivable line of credit with First Capital LLC.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2008

Gross sales increased by $2,261,779, or 19.9%, from $11,359,958 in the three months ended September 30, 2007 to $13,621,737 in the three months ended September 30, 2008.

Product discounting increased by $260,056, or 26.2%, from $993,579 in the three months ended September 30, 2007 to $1,253,635 in the three months ended September 30, 2008. As a percentage of gross sales the product discounting increased from 8.7% in the first nine months ended September 30, 2007 to 9.2% in the first nine months ended September 30, 2008. The increase was due to greater promotional activity of the brands in the marketplace.

Net sales increased by $2,001,724, or 19.3%, from $10,366,378 in the first nine months ended September 30, 2007 to $12,368,102 in the first nine months ended September 30, 2008. The increase in net sales was primarily due to an increase in our Virgil’s product line and our Reed’s Ginger Brews line. The increase in sales was also primarily due to an increase in net sales due to newly introduced mainstream distributors and an increase in our existing distribution channels of natural food distributors and retailers.

The Virgil’s brand, which includes Root Beer, Real Cola, Cream Soda and Black Cherry Cream soda, Diet Root Beer, Diet Real Cola, Diet Cream Soda and Diet Black Cherry Cream Soda, realized an increase in net sales of $1231,000, or 27% to $5,791,000 in first nine months ended September 30, 2008 from $4,560,000 in first nine months ended September 30, 2007. The increase was the result of increased sales in 12 ounce Root Beer of $305,000 or 12% from $2,570,000 in first nine months ended September 30, 2007 to $2,875,000 in first nine months ended September 30, 2008, increased sales in Cream Soda of $176,000 or 28% from $625,000 in the first nine months of 2007 to $801,000 in the first nine months of 2008, and increased sales in Black Cherry Cream Soda of $25,000 or 7% from $359,000 in the first nine months of 2007 to $384,000 in the first nine months of 2008. Also, the Virgil’s Root Beer five-liter party kegs increased $381,000 or 61%, from $620,000 in first nine months ended September 30, 2007 to $1,001,000 in first nine months ended September 30, 2008. In addition, the increase in sales in the Virgil’s Brand was the result of launch of Virgil’s Real Cola in 2008 which realized net sales of $228,000 in the first nine months ended September 30, 2008. Virgil’s diet sodas, the new stevia sweetened versions, sales increased $103,000 or 60.6% from $170,000 in the nine months ended September 30, 2007 to $273,000 in the nine months ended September 30, 2008.

The Reeds Ginger Brew Line increased $1,173,000 or 24% to $6,110,000 in first nine months ended September 30, 2008 from $4,937,000 in first nine months ended September 30, 2007.

Net sales of candy increased $69,000, or 10% to $746,000 in first nine months ended September 30, 2008 from $677,000 in first nine months ended September 30, 2007.

The product mix for our two most significant product lines, Reed’s Ginger Brews and Virgil’s sodas was 47.2% and 44.7%, respectively of net sales in first nine months ended September 30, 2008 and was 49.6% and 43.3%, respectively of net sales in first nine months ended September 30, 2007.

Cost of sales increased by $935,405, or 11.2%, to $9,283,460 in first nine months ended September 30, 2008 from $8,348,055 in first nine months ended September 30, 2007. As a percentage of net sales, cost of sales decreased to 75.1% in first nine months ended September 30, 2008 from 80.5% in first nine months ended September 30, 2007. Cost of sales as a percentage of net sales decreased by 5.4%, primarily as a result of the price increase on April 1, 2008 for the Reed’s Ginger Brew line of beverages offset by fuel and commodity price increases which have caused an increase in our costs of production from our co-packer. Fuel price increases have also increased our costs of delivery. In addition, we had increased costs of packaging. If fuel and commodity prices continue to increase, we will have more pressure on our margins.

Gross profit increased $1,066,319 or 52.8% to $3,084,642 in first nine months ended September 30, 2008 from $2,018,323 in first nine months ended September 30, 2007. As a percentage of net sales, gross profit increased to 24.9% in the first nine months of 2008 from 19.5% in the first nine months of 2007.

To improve gross margins in 2008, we have raised prices on the Reed’s Ginger Brew line by 20% on April 1, 2008 bringing it more in line with our competitors in the natural soda category. In addition, we are implementing systems to track and manage the approval and use of promotions and discounting to maintain a higher net gross margin. Finally, we have renegotiated our production costs from our largest co-packer and expect an increase in gross margins between 5-6% as we move through our current inventory. The contract is effective November 1, 2008.

Operating expenses increased by $881,851 or 18.9%, to $5,542,334 in first nine months ended September 30, 2008 from $4,660,483 in first nine months ended September 30, 2007 and decreased as a percentage of net sales to 44.8% in first nine months ended September 30, 2008 from 44.9% in first nine months ended September 30, 2007. The increase was primary the result of increased selling and general and administrative expenses. In March of 2008, we reduced our staff by 17 employees, mostly from the sales staff. During the first quarter of 2008, we implemented a cost reduction strategy to reduce unnecessary expenses and revised its budget for 2008. We reduced selling expenses by reducing our work force by 17 employees. We expect to save approximately $2,000,000 in annual expense with this reduction. During the last nine months ending September 30, 2008 we had an average monthly operating expense of $615,650. During the three months ended September 30, 2008 we had an average monthly operating expense of $459,044. We believe we are reaching operating expense levels that allow for good growth while maintaining a lean environment.

Selling expenses decreased by $54,709 or 1.8%, to $2,994,498 in first nine months ended September 30, 2008 from $3,049,207 in first nine months ended September 30, 2007. The decrease in selling expenses is due to decreased road show, demo, stock option, contract services, and auto expenses offset by increased salary, promotion, trade show, travel, broker commission and telephone expenses. Road show expenses decreased $134,473 or 97.1% to $4,308 in first nine months ended September 30, 2008 from $138,781 in first nine months ended September 30, 2007. This decrease was due to not running as many Costco road shows in 2008. Demo expenses decreased $196,821 or 71.8% to $76,767 in first nine months ended September 30, 2008 from $273,588 in first nine months ended September 30, 2007. The decrease in demo expenses was due to decreased use of demoing in our marketing in 2008. Stock option expenses decreased $146,817 or 101.0%, to ($1,522) in first nine months ended September 30, 2008 from $145,295 in first nine months ended September 30, 2007. This decrease was due to the stock options that were forfeited. Contract services expenses decreased $112,131 or 75.2%, to $37,727 in first nine months ended September 30, 2008 from $149,858 in first nine months ended September 30, 2007. The decrease in contract services expenses was due to reduced useage of contract services. Hiring expenses decreased $61,788 or 98.7%, to $825 in first nine months ended September 30, 2008 from $62,613 in first nine months ended September 30, 2007. The decrease in hiring expenses was due to inactivity in hiring for sales in 2008. Auto expenses decreased $105,527 or 44.5%, to $131,459 in first nine months ended September 30, 2008 from $236,986 in first nine months ended September 30, 2007. The decrease in auto expenses was due the reduction in the sales force in March of 2008. These decreases were offset by increases in the following expenses. Salary expense increased $229,927 or 22.8% to $1,234,667 in first nine months ended September 30, 2008 from $1,004,740 in first nine months ended September 30, 2007. This decrease is due to the build up of sales employees in late 2007. Promotional expense increased $186,518 or 432.5% to $229,952 in first nine months ended September 30, 2008 from $43,434 in first nine months ended September 30, 2007. This increase is due to increased promotionally spending with supermarkets as we implement increased marketing programs with our supermarket partners. Trade show expenses increased $43,896 or 68.8% to $107,718 in first nine months ended September 30, 2008 from $63,822 in first nine months ended September 30, 2007. This increase is due to a increase in the number of trade shows we are attending including first time showings at the drug store chain national trade show in 2008. Travel expenses increased $21,826 or 8.2% to $282,089 in first nine months ended September 30, 2008 from $260,263 in first nine months ended September 30, 2007. This increase is due to a increase in the sales force in the earlier part of 2008. Brokerage commission expenses increased $180,163 or 96.7% to $366,396 in first nine months ended September 30, 2008 from $186,233 in first nine months ended September 30, 2007. This increase is due to a increase use of brokerage firms to help penetrate and manage our supermarket busines in 2008. Telephone and postage expenses increased $29,554 or 69.1% to $72,314 in first nine months ended September 30, 2008 from $42,760 in first nine months ended September 30, 2007. This increase is due to a increase in the number of sales people toward the end of 2007 and also the increase in samples and mailing due to aggressive telemarketing. In March 2008, we announced our new strategic direction in sales, whereby our focus is to strengthen our product placements in our estimated 10,500 supermarkets nationwide. This strategy replaces our strategy in first nine months ended September 30, 2007 that focused on both the supermarkets and a direct store delivery (DSD) effort. Since March 2008, our sales organization has been reduced by 16 compared to the level we had at December 31, 2007. We have found that the most effective sales efforts are to grocery stores. We have our products in more than 10,500 supermarket stores across the country and our new direction for 2008 is to remain focused on these accounts while opening new business with other grocery stores leveraging our brand equity. We feel that the trend in grocery stores to offer their customers natural products can be served with our products. Our sales personnel are leveraging our success at natural food grocery stores to establish new relationships with mainstream grocery stores.

General and administrative expenses increased by $936,560 or 58.0% to $2,547,836 in first nine months ended September 30, 2008 from $1,611,276 in the first nine months of 2007. The increase in general and administrative expenses is due to increased legal, accounting and investor relations expenses, officer salaries, general liability insurance, stock options, and one time expenses of our First Capital line of credit set up expense. Legal, accounting and investor relations expenses increased $623,027 or 168.2% to $993,338 in first nine months ended September 30, 2008 from $370,311 in first nine months ended September 30, 2007. The increase in legal, accounting and investor relation expenses was due to increased legal and accounting costs mostly related to the increased costs of reporting and compliance with the Securities and Exchange Commission and NASDAQ, in addition, we had a one-time non cash expense of $320,762 for consulting services, for which we issued stock. Officer salaries increased by $168,236 or 86.6% to $362,412 in first nine months ended September 30, 2008 from $194,176 in first nine months ended September 30, 2007 The increase was due to the hiring of a Chief Operating Officer in May 2007 and a Chief Financial Officer in October 2007. Liability insurance expenses increased $84,539 or 209.9% to $124,820 in first nine months ended September 30, 2008 from $40,281 in first nine months ended September 30, 2007. This increase was mainly due to increased sales and coverage. Stock option expenses increased $32,500 or 125.0% to $58,500 in first nine months ended September 30, 2008 from $26,000 in first nine months ended September 30, 2007. This increase was due to the hiring of a Chief Operating Officer in May 2007 and a Chief Financial Officer in October 2007. We had one time expenses with the new line of credit with First Capital in first nine months ended September 30, 2008 of $30,122.

Interest expense was $198,629 in the nine months ended September 30, 2008, compared to interest expense of $163,290 in the nine months ended September 30, 2007. Interest income dropped to $975 in the nine months ended September 30, 2008, compared to interest income of $98,498 in the nine months ended September 30, 2007.

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

As of September 30, 2008, we had an accumulated deficit of $13,760,048 and we had working capital of $1,656,096, compared to an accumulated deficit of $11,081,141 and working capital of $2,942,909 as of December 31, 2007. Cash and cash equivalents were $83,091 as of September 30, 2008, as compared to $742,719 as of December 31, 2007. This decrease in our working capital and cash position was primarily attributable to our net loss for the nine months ended September 30, 2008. In addition to our cash position on September 30,2008, we had availability under our line of credit of approximately $273,000.

Net cash used in operating activities during the nine months ended September 30, 2008 was $2,737,415 which was due primarily to our net loss of $2,655,346. In the nine months ended September 30, 2008, we used $186,313 of cash in investing activities, which was due primarily to the purchase of various equipment to support business growth.

Net cash provided by financing activities during the nine months ended September 30, 2008 was $2,264,100. The primary components of that were the net proceeds from the refinancing of our land and buildings and our obtaining of a line of credit.

As of September 30, 2008, we had outstanding borrowings of $1,290,082 under our line of credit agreement. Our line of credit lender is a privately held, Senior Secured Commercial Lender. Our lender has communicated to us that they are not a bank and are not subject to banking regulations. They have also communicated to us that they have over $1billion dollars in assets and has approximately 20% of equity capital. They communicated that they have adequate lines of credits in place with banks to achieve their business goals. They communicated that there are no requirements in place for them to repurchase any of their outstanding stock. Based on these communications, we believe that our lending source will be able to fund the full extent of our line of credit, should we meet the requirements for such funding.

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

Recent Accounting Pronouncements

References to the “FASB”, and “SFAS” herein refer to the “Financial Accounting Standards Board”, and “Statement of Financial Accounting Standards”, respectively.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide disclosure under this Part I, Item 3.

Item 4. CONTROLS AND PROCEDURES

(a) Management's Evaluation of Disclosure Controls and Procedures.

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to provide disclosure under this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the nine months ended September 30, 2008, the following stock transactions occurred:

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

The Company issued 4,000 of common stock, resulting from the conversion of 1,000 shares of preferred stock.

The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act. The purchasers were either (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act or (c) had a pre-existing or personal relationship with the Company. There was no advertising or public solicitation in connection with these transactions bythe Company or anyone acting on the Company’s behalf.]

Item 3. Defaults Upon Senior Securities

As of June 30, 2008, the Company was in default of a financial covenant of its line of credit with First Capital Western Region LLC (“First Capital”). The Company entered into an agreement with First Capital amending the agreement so that the Company would no longer be in breach of the financial covenants on September 3, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit Number	Description of Document

31.1	Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Officer's Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reeds, Inc.

By:	/s/ Christopher Reed
Chief Executive Officer, President and Chief Financial Officer

November 11, 2008