Form 10-K
period 2008-12-31
REEDS INC
filed 2009-03-27
CIK 1140215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number 000-32501

REED’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2177773
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number

13000 South Spring Street
Los Angeles, California	90061
Address of principal executive offices	Zip Code

(310) 217-9400
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange where registered
Common Stock, $.0001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2008 was $12,120,000

9,107,177 common shares, $.001 par value, were outstanding on March 25, 2009.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K (“Annual Report”), the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”) and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be forward-looking statements. The forward-looking statements included or incorporated by reference in this Annual Report and those reports, statements, information and announcements address activities, events or developments that Reed’s, Inc. (together with its subsidiaries hereinafter referred to as “we,” “us,” “our” or “Reed’s”) expects or anticipates will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements.

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

●	Our ability to generate sufficient cash flow to support capital expansion plans and general operating activities,

●	Decreased demand for our products resulting from changes in consumer preferences,

●	Competitive products and pricing pressures and our ability to gain or maintain its share of sales in the marketplace,

●	The introduction of new products,

●
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

●	Changes in the cost and availability of raw materials and the ability to maintain our supply arrangements and relationships and procure timely and/or adequate production of all or any of our products,

●	Our ability to penetrate new markets and maintain or expand existing markets,

●	Maintaining existing relationships and expanding the distributor network of our products,

●	The marketing efforts of distributors of our products, most of whom also distribute products that are competitive with our products,

●	Decisions by distributors, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time,

●	The availability and cost of capital to finance our working capital needs and growth plans,

●	The effectiveness of our advertising, marketing and promotional programs,

●	Changes in product category consumption,

●	Economic and political changes,

●	Consumer acceptance of new products, including taste test comparisons,

●	Possible recalls of our products, and

●	Our ability to make suitable arrangements for the co-packing of any of our products.

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

PART I

Item 1. Business

Background

We develop, manufacture, market, and sell natural non-alcoholic and “New Age” beverages, candies and ice creams. “New Age Beverages” is a category that includes natural soda, fruit juices and fruit drinks, ready-to-drink teas, sports drinks and water. We currently manufacture, market and sell five unique product lines:

●	Reed’s Ginger Brews,
●	Virgil’s Root Beer, Cream Sodas and Real Cola, including diet sodas,
●	China Colas,
●	Reed’s Ginger Chews, and
●	Reed’s Ginger Ice Creams

We sell most of our products in specialty gourmet and natural food stores (estimated at approximately 4,000 smaller or specialty stores and approximately 3,000 supermarket format stores ), supermarket chains (estimated at approximately 7,000 stores), retail stores and restaurants in the United States and, to a lesser degree, in Canada, Europe and other international territories.  We primarily sell our products through a network of natural, gourmet and independent distributors.  We also maintain an organization of in-house sales managers who work mainly in the stores serviced by our natural, gourmet and mainstream distributors and with our distributors.  We also work with regional, independent sales representatives who maintain store and distributor relationships in a specified territory.  In Southern California, we previously maintained our own direct distribution in addition to other local distributors and are in the process of discontinuing our direct distribution and redirecting our customers to local distributors.

We produce and co-pack our products in part at our company-owned facility in Los Angeles, California, known as the Brewery, and primarily at a contracted co-packing facility in Pennsylvania. The co-pack, facility in Pennsylvania supplies us with soda products for the eastern half of the United States and nationally for soda products that we do not produce at The Brewery.   Our ice creams are co-packed for us at Ronnybrooke Dairy in upstate New York on a purchase order basis.  We pack our candy products at the Brewery.

Key elements of our business strategy include:
●	Increase our relationship with and sales to the approximately 10,500 supermarkets that carry our products in natural and mainstream,
●	stimulate consumer demand and awareness for our existing brands and products,
●	develop additional alternative and natural beverage brands and other products, including specialty packaging like our 5-liter party kegs, our swing-lid bottle and our 750 ml champagne bottle,
●	lower our cost of sales for our products, and
●	optimize the size of our sales force to manage our relationships with distributors.

Our current sales effort is focused for the next 12-18 months on building our business in our approximately 10,500 natural and mainstream supermarket accounts in the U.S. and Canada.

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

We create consumer demand for our products by:
●	supporting in-store sampling programs of our products,
●	generating free press through public relations,
●	advertising in national magazines targeting our customers,
●	maintaining a company website (www.reedsgingerbrew.com),
●	participating in large public events as sponsors; and
●	partnering with alcohol brands such as Dewars and Barcardi to create co-branded cocktail recipes such as “Dewars and Reeds” and a “Reed’s Dark and Stormy.”

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

In 1991, we incorporated our business operations in the state of Florida under the name of Original Beverage Corporation and moved all of our production to a co-pack facility in Pennsylvania.  We began exhibiting at national natural and specialty food trade shows, which brought national distribution in natural, gourmet and specialty foods and the signing of our first mainstream supermarket distributor.  Our products began to receive trade industry recognition as an outstanding new product.  The United States National Association of the Specialty Food Trade, or NASFT, named Original Ginger Brew as an “Outstanding Beverage Finalist” in the United States in 1997, and the Canadian Fancy Food Association, or CFFA, awarded us “Best Imported Food Product” in 1991.

Throughout the 1990’s, we continued to develop and launch new Ginger Brew varieties.  Reed’s Ginger Brews reached broad placement in natural and gourmet foods stores nationwide through major specialty, natural/gourmet and mainstream food and beverage distributors.

In 1997, we began licensing the products of China Cola and eventually acquired the rights to that product in December 2000.  In addition, we launched Reed’s Crystallized Ginger Candy, a product which we manufacture in Fiji under a proprietary, natural, non-sulfured process.  In 1999, we purchased the Virgil’s Root Beer brand from the Crowley Beverage Company.  The brand has won numerous gourmet awards.  In 2000, we began to market three new products: Reed’s Original Ginger Ice Cream, Reed’s Cherry Ginger Brew and a beautiful designer 10-ounce gift tin of our Reed’s Crystallized Ginger Candy.  In December 2000, we purchased an 18,000 square foot warehouse property, the Brewery, in Los Angeles, California, to house our west coast production and warehouse facility.  The Brewery now also serves as our principal executive offices.  In 2001, pursuant to a reincorporation merger, we changed our state of incorporation to Delaware and also changed our name to Reed’s, Inc.  We also introduced our Reed’s Chocolate Ginger Ice Cream and Reed’s Green Tea Ginger Ice Cream products and expanded our confectionary line with two new candy products: Reed’s Crystallized Ginger Baking Bits and Reed’s Ginger Chews.  In 2002, we launched our Reed’s Ginger Juice Brew line, with four flavors of organic juice blends. In November 2002, we completed our first test runs of Reed’s and Virgil’s products at the Brewery and in January 2003, our first commercially available products came off the Los Angeles line.  In 2003, we commenced our own direct distribution in Southern California and introduced sales of our 5-liter Virgil’s party keg. In 2004, we expanded our product line to include Virgil’s Cream Soda (including in a 5-liter keg), Reed’s Spiced Apple Brew in a 750 ml. champagne bottle and draught Virgil’s Root Beer and Cream Soda. In 2006, we expanded our product line to include Virgil’s Black Cherry Cream Soda. Progressive Grocers, a top trade publication in the grocery industry voted this product as the best new beverage product of 2006. On December 12, 2006, we completed the sale of 2,000,000 shares of our common stock at an offering price of $4.00 per share in our initial public offering. The public offering resulted in gross proceeds of $8,000,000 to us.

 In 2007, we executed several elements of our business plan, including the hiring of several key personnel such as a Chief Operating Officer, two Senior Vice Presidents of Sales, an Executive Vice President of Sales and several sales personnel.  In addition, we developed and launched a line of diet sodas of the three flavors of the Virgil’s brand and introduced a new 7 ounce package of our Extra Ginger Brew.  We acquired a warehouse immediately adjacent to our principal executive office and brewery in Los Angeles that serves as our finished goods warehouse.  We executed several agreements with distributors that service mainstream retailers that expand our product reach beyond our core reach of natural and specialty retailers through direct store distribution (known as DSD).  The relationships with these distributors are supported, in large part, by one of our Senior Vice Presidents of Sales and newly hired sales staff.  We hired a Senior Vice President of Sales to develop sales into national accounts, such as grocery store chains, club stores and other large retailers that can be serviced either directly or through our existing natural foods distributors or mainstream distributors.  We also hired an Executive Vice President of Sales and reassigned an existing sales executive to co-lead our initiative to introduce our products to international customers in Europe, Asia, the Middle East and South America.  Also in 2007, we raised a net of $7,600,000 in a private placement.

In 2008, we announced and developed a refined sales strategy that focuses our sales efforts on the estimated 10,500 natural and mainstream supermarket grocery stores that carry our products.  Our 2007 sales strategy had focused on a more global effort to hit all the accounts in certain regions of the country.  As part of our sales forces’ new direction, we consolidated roles and reduced the sales staff by 16 people from 33 at the end of 2007 to 10 at end of 2008.  We also launched our Peanut Butter Ginger Chews in 2008, the second candy in the Reed’s Ginger Chew line.

Industry Overview

Our beverages fall within the New Age Beverage category, which we believe is growing rapidly.  Consumer awareness of the health risks of too much sugar, in addition to studies evidencing the athletic performance benefits of proper hydration plus a variety of new beverages/serving sizes are, we believe, fueling robust sales in the New Age Beverage category.  Additionally, industry analysts forecast the New Age Beverage market to grow to $800 million in 2009, up from $168 million in 2004.

We also believe the non-chocolate candy segment, such as Reed’s Ginger Chews, will continue to be a growth segment as well.  Non-chocolate candy sales increased 4.2% from 2006 to 2007, according to the National Confectioners Association (NCA).  Additionally, the annual confectionary retail sales (including chocolate, non-chocolate and gum sales) in the United States were approximately $28.2 billion in 2006, of which approximately $8.9 billion was non-chocolate candy.

Furthermore, we believe that the packaged ice cream industry, which includes economy, regular, premium and super-premium products has the potential for continued robust growth.  According to Mintel International Group, the entire frozen market will grow 15% by 2012 through all retail channels.  Furthermore, super-premium ice cream, such as Reed’s Ginger Ice Creams, is generally characterized by a greater richness and density than other kinds of ice creams.  This higher quality ice cream generally sells at a premium to the other ice cream segments due to its emphasis on quality, brand image, flavor selection and texture.

Our Products

We currently manufacture and sell 16 beverages, three candies and three ice creams. We make all of our products using premium all-natural ingredients.

We produce carbonated soda products. According to Spence Information Services (“SPINS”), a market research and consulting firm for the Natural Products Industry, which is the only sales information service catering to the natural food trade, for the52 weeks ending December 1, 2007, Reed’s products were the top five items based on dollar sales among all sugar/fructose sweetened sodas in the natural foods industry in the United States, with Reed’s Extra Ginger Brew holding the number one position, Virgil’s Root Beer being number two, Premium Ginger Brew being number three and Original Ginger Brew as number four.

Our carbonated products include six varieties of Reed’s Ginger Brews, eight varieties of Virgil’s Root Beer and Cream Sodas and Real Cola (including diet varieties), China Cola and Cherry China Cola.

Our candy products include Reed’s Crystallized Ginger Candy, Reed’s Peanut Butter Ginger Chews and Reed’s Ginger Chews.

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

●
Reed’s Original Ginger Brew was our first creation, and is a Jamaican recipe for homemade ginger ale using 17 grams of fresh ginger root, lemon, lime, honey, fructose, pineapple, herbs and spices. Reed’s Original Ginger Brew is 20% fruit juice.

●	Reed’s Extra Ginger Brew is the same approximate recipe, with 25 grams of fresh ginger root for a stronger bite. Reed’s Extra Ginger Brew is 20% fruit juice.

●	Reed’s Premium Ginger Brew is the no-fructose version of Reed’s Original Ginger Brew, and is sweetened only with honey and pineapple juice. Reed’s Premium Ginger Brew is 20% fruit juice.

●	Reed’s Raspberry Ginger Brew is brewed from 17 grams of fresh ginger root, raspberry juice and lime. Reed’s Raspberry Ginger Brew is 20% raspberry juice and is sweetened with fruit juice and fructose.

●
Reed’s Spiced Apple Brew uses 8 grams of fresh ginger root, the finest tart German apple juice and such apple pie spices as cinnamon, cloves and allspice. Reed’s Spiced Apple Brew is 50% apple juice and sweetened with fruit juice and fructose.

●
Reed’s Cherry Ginger Brew is the newest addition to our Ginger Brew family, and is naturally brewed from: filtered water, fructose, fresh ginger root, cherry juice from concentrate and spices. Reed’s Cherry Ginger Brew is brewed from 22 grams of fresh ginger root.

All six of Reed’s Ginger Brews are offered in 12-ounce bottles and are sold in stores as singles, in four-packs and in 24-bottle cases. Reed’s Original Ginger Brew is sold by select retailers in a special 12-pack. Reed’s Original Ginger Brew, Extra Ginger Brew and Spiced Apple Brew are now available in 750 ml. champagne bottles. The Reed’s Extra Ginger Brew is also produced in a 7-ounce bottle and sold in eight-packs and 32-bottle cases.

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

Virgil’s Real Cola

We launched Virgil’s Real Cola in February 2008. Virgil’s Real Cola is a classic cola recipe made naturally using the finest ingredients and unbleached cane sugar. Virgil’s Real Cola is made naturally without caffeine or preservatives.

Virgil’s Real Cola is sold in 12-ounce bottles.

In 2007, we further expanded our Virgil’s product line to include diet Root Beer, diet Black Cherry Cream Soda and diet Cream Soda. Our diet sodas are sweetened with Stevia and Xylitol.  In April 2008, we introduced diet Real Cola.

China Cola

We consider China Cola to be the most natural cola in the world. We restored China Cola to its original delicious blend of raw cane sugar, imported Chinese herbs, essential oils and natural spices. China Cola contains no caffeine. It comes in two varieties, Original China Cola and Cherry China Cola.  Original China Cola is made from filtered water, raw cane sugar szechwan poeny root, cassia bark, Malaysian vanilla, oils of lemon and oil of orange, nutmeg, clove, licorice, cardamom, caramel color, citric acid and phosphoric acid.  Cherry China Cola is made from the same ingredients as Original China Cola, with the addition of natural cherry flavor.  China Cola and Cherry China Cola sell as singles, in four-packs and in 24-bottle cases.

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

Reed’s Ginger Chews

For many years, residents of Southeast Asia from Indonesia to Thailand have enjoyed soft, gummy ginger candy chews. We sell Reed’s Ginger Chews individually wrapped in hard-packs of ten candies and as individually wrapped loose pieces in bulk. The candies come in two flavors, Reed’s Ginger Chews and Reed’s Peanut Butter Ginger Chews. Reed’s has taken them a step further, adding more ginger, using no gelatin (vegan), making the candies potentially more appealing to the vegan market, and making them slightly easier to unwrap than their Asian counterparts.  Reed’s Ginger Chews are made for us in Indonesia from sugar, maltose (malt sugar), ginger, and tapioca starch. In addition, the peanut butter version includes peanut butter.

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

New Product Development

We are always working on developments to continue expanding from our Reed’s Ginger Brews, Virgil’s product line, Reed’s Ginger Ice Cream, and Reed’s Ginger Candy product lines and packaging styles.  We are also planning to launch Reed’s Natural Energy Elixir, an energy drink infused with all natural ingredients designed to provide consumers with a healthy and natural boost to energy levels, in mid 2009. However, research and development expenses in the last two years have been nominal.  We intend to expend some, but not a significant amount, of funds on research and development for new products and packaging. We intend to introduce new products and packaging as we deem appropriate from time to time for our business plan.

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

Manufacture of Our Products

We produce our carbonated beverages at two facilities:

●	a facility that we own in Los Angeles, California, known as The Brewery, at which we produce certain soda products for the western half of the United States, and
●
a packing, or co-pack, facility in Pennsylvania which supplies us with product we do not produce at The Brewery. The term of our agreement with the co-packer terminates November 1, 2011 and grants Reed’s the option to extend the contract for an additional one year period.  The co-packer assembles our products and charges us a fee, generally by the case, for the products they produce.

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

Mainstream Supermarkets and Retailers

We sell our products to 57 distributors who specialize in mainstream retailers, 55 distributors that specialize in Natural Foods and specialty stores and 40 distribution centers of customers who handle their own logistics.

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

International Sales

We have developed a limited market for our products in Canada, Europe and Asia. Sales outside of North America currently represent less than 1% of our total sales. Sales in Canada represent about 1.3% of our total sales. We are currently analyzing our international sales and marketing plan. Our analysis will explore options that may include outsourcing the international sales effort to third or related parties.

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

Distribution, Sales and Marketing

We currently have a national network of mainstream, natural and specialty food distributors in the United States and Canada.  We sell directly to our distributors, who in turn sell to retail stores. We also use our own sales group and independent sales representatives to promote our products for our distributors and direct sales to our retail customers. In Southern California, we previously maintained our own direct distribution in addition to other local distributors and are in the process of discontinuing our direct distribution and redirecting our customers to local distributors.

One of the main goals of our sales and marketing efforts is to increase sales and grow our brands. Our sales force consists of ten sales personnel (down from 33 at its peak in 2007) and several outside independent food brokerage companies.  The reduction of our sales force from 2007 was instigated by the refocusing of our sales efforts from 2007’s global effort to market to all accounts up and down the street in 20 markets nationally to 2008’s refocus of expanding the sales to our existing approximately 7,000 supermarket customers. In addition, we are working to increase the number of stores that carry our products. To support our sales effort to our existing supermarket customers we are actively enlisting regional mainstream beverage distributors to carry our products.  We are not abandoning our up and down the street sales marketing approach.  But in most markets, we are delaying that effort until after we have expanded our sales and presence in supermarkets.

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

In addition, we distribute our products internationally through Reed’s Brokerage, Inc., a company controlled by Mark Reed, and Robert T. Reed, both brothers of Christopher J. Reed.

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

Marketing to Retail Stores

Our main focus for 2009 will be supermarket sales.  We have a small highly trained sales force that is directly contacting supermarket chains and setting up promotional calendars for 2009.  This is a new effort for us. In the past, the supermarkets have had little or no direct contact with us. In addition, we market to retail stores by utilizing trade shows, trade advertising, telemarketing, direct mail pieces and direct contact with the store. Our sales managers and representatives visit these retail stores to sell directly in many regions. Sales to retail stores are coordinated through our distribution network and our regional warehouses.

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

On Draft Program.  Our West Coast Brewery has initiated an on-draught program. We have installed draught locations at Fox Studios commissaries and in approximately 12 restaurants or in-store deli counters in Southern California. Currently, we are serving Virgil’s Root Beer and Virgil’s Cream Soda on draught. In addition, all of our other carbonated drinks are available in draught format.

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

Proprietary Rights

We own trademarks that we consider material to our business. Three of our material trademarks are registered trademarks in the U.S. Patent and Trademark Office: Virgil’s ®, Reed’s Original Ginger Brew All-Natural Jamaican Style Ginger Ale ® and Tianfu China Natural Soda ®. Registrations for trademarks in the United States will last indefinitely as long as we continue to use and police the trademarks and renew filings with the applicable governmental offices. We have not been challenged in our right to use any of our material trademarks in the United States. We intend to obtain international registration of certain trademarks in foreign jurisdictions.

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

Government Regulation

The production, distribution and sale in the United States of many of our Company’s products are subject to the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws, federal, state and local workplace health and safety laws, various federal, state and local environmental protection laws and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Outside the United States, the distribution and sale of our many products and related operations are also subject to numerous similar and other statutes and regulations.

A California law requires that a specific warning appear on any product that contains a component listed by the state as having been found to cause cancer or birth defects. The law exposes all food and beverage producers to the possibility of having to provide warnings on their products. This is because the law recognizes no generally applicable quantitative thresholds below which a warning is not required. Consequently, even trace amounts of listed components can expose affected products to the prospect of warning labels.  Products containing listed substances that occur naturally or that are contributed to such products solely by a municipal water supply are generally exempt from the warning requirement. No Company beverages produced for sale in California are currently required to display warnings under this law. We are unable to predict whether a component found in a Company product might be added to the California list in the future, although the state has initiated a regulatory process in which caffeine will be evaluated for listing. Furthermore, we are also unable to predict when or whether the increasing sensitivity of detection methodology that may become applicable under this law and related regulations as they currently exist, or as they may be amended, might result in the detection of an infinitesimal quantity of a listed substance in a beverage of ours produced for sale in California.

Bottlers of our beverage products presently offer and use nonrefillable, recyclable containers in the United States and various other markets around the world. Some of these bottlers also offer and use refillable containers, which are also recyclable. Legal requirements apply in various jurisdictions in the United States and overseas requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing and use of certain nonrefillable beverage containers. The precise requirements imposed by these measures vary. Other types of beverage container-related deposit, recycling, ecotax and/or product stewardship statutes and regulations also apply in various jurisdictions in the United States and overseas. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at local, state and federal levels, both in the United States and elsewhere.

All of our facilities and other operations in the United States are subject to various environmental protection statutes and regulations, including those relating to the use of water resources and the discharge of wastewater. Our policy is to comply with all such legal requirements. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect on our capital expenditures, net income or competitive position.

Environmental Matters

Our primary cost of environmental compliance is in recycling fees, which approximated $131,000 and $174,000 in 2008 and 2007, respectively. This is a standard cost of doing business in the soft drink industry.

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

Employees

We have 32 full-time employees, as follows: three in general management, ten in sales and marketing support, five in admin and operations and 16 in production. We employ additional people on a part-time basis as needed.  We have never participated in a collective bargaining agreement. We believe that the relationship with our employees is good.

Item 2.  Property

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

We purchased the facility in December 2000 for a purchase price of $850,000, including a down payment of $102,000. We financed approximately $750,000 of the purchase price with a loan from U.S. Bank National Association, guaranteed by the United States Small Business Administration.  We also obtained a building improvement loan for $168,000 from U.S. Bank National Association, guaranteed by the United States Small Business Administration.  Christopher J. Reed, our founder and Chief Executive Officer, personally guaranteed both loans.  Both loans were due and payable on November 29, 2025, with interest at the New York prime rate plus 1%, adjusted monthly, with no cap or floor. As of December 31, 2007, the principal and interest payments on the two loans combined were $7,113 per month. This facility serves as our principal executive offices, our West Coast Brewery and bottling plant and our Southern California warehouse facility until August 2007.

In August 2007, we purchased the building immediately adjacent to the Brewery on South Spring Street for $1,700,000 in cash. Since its purchase, this facility serves as our warehouse for mainly finished goods and raw materials. In March 2008, we borrowed a total of $1,770,000 from Lehman Brothers secured by our real estate. This loan is personally guaranteed by Christopher J. Reed, our Chief Executive Officer. We have used the proceeds of this loan to pay off the outstanding loans on the Brewery and for working capital. The new loan is payable over a 30 year term, bears interest at 8.41% per annum and carries a prepayment penalty of 3% if the loan is repaid within five years.

Item 3.  Legal Proceedings

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

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

On August 12, 2006, we made a rescission offer to all holders of the outstanding shares that we believe are subject to rescission, pursuant to which we offered to repurchase these shares then outstanding from the holders. At the expiration of the rescission offer on September 18, 2006, the rescission offer was accepted by 32 of the offerees to the extent of 28,420 shares for an aggregate of $119,000, including statutory interest. The shares that were tendered for rescission were agreed to be purchased by others and not from our funds.

Federal securities laws do not provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required or was not otherwise exempt from such registration requirements. With respect to the offerees who rejected the rescission offer, we may continue to be liable under federal and state securities laws for up to an amount equal to the value of all shares of common stock issued in connection with the initial public offering plus any statutory interest we may be required to pay. If it is determined that we offered securities without properly registering them under federal or state law, or securing an exemption from registration, regulators could impose monetary fines or other sanctions as provided under these laws. However, we believe the rescission offer provides us with additional meritorious defenses against any future claims relating to these shares.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Stockholders of the Company was held on December 31, 2008.  At the meeting, the following individuals were elected as directors of the Company and received the number of votes set opposite their respective names:

Director	Votes For	Votes Against	Votes Withheld, Abstentions, Broker Non-Votes
Christopher J. Reed	5,487,608	-	575,976
Judy Holloway Reed	5,481,013	-	582,571
Mark Harris	5,535,096	-	528,488
Dr. D.S.J. Muffoletto, N.D.	5,533,154	-	530,430
Michael Fischman	5,535,096	-	528,488

In addition, at the meeting, our stockholders ratified the appointment by the board of directors of Weinberg & Company, P.A. as the Company’s independent registered public accounting firm for the 2008 fiscal year; with 5,705,489 votes for, 350,481 votes against, and 7,613 Abstention/non-broker votes.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Since November 27, 2007, our common stock has been listed for trading on the NASDAQ Capital Market trading under the symbol “REED”.  Prior to November 27, 2007 our common stock was quoted on the OTC Bulletin Board under the symbol “REED.OB”.    The following is a summary of the high and low bid prices of our common stock on the OTC Bulletin Board during the periods presented and the high and low sales prices of our common stock on the NASDAQ Capital Market for the periods presented.  OTC Bulletin Board bid prices represent inter-dealer prices, without retail mark-up, mark down or commissions, and may not necessarily represent actual transactions:

	Bid Price (OTC Bulletin Board)
	High	Low
Year Ending December 31, 2007
First Quarter	$7.17	$3.00
Second Quarter	9.00	6.00
Third Quarter	10.55	6.75
Fourth Quarter	7.35	5.35

	Sales Price (NASDAQ Capital Market)
	High	Low
Year Ending December 31, 2008
First Quarter	$6.24	$1.50
Second Quarter	3.94	1.89
Third Quarter	3.30	1.45
Fourth Quarter	2.31	1.00

As of December 31, 2008, there were approximately 248 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and approximately 8,979,341 outstanding shares of common stock.

Unregistered Sales of Equity Securities

During the fiscal year ended December 31, 2008, we sold the following equity securities that were unregistered under the Securities Act:

In March 2008, we issued 150,000 shares of common stock to a consultant pursuant to a research and analysis services agreement. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

In January 2008, we entered into an agreement for future consulting services.  We have agreed to pay 11,960 shares of common stock over the six month engagement and agreed to register the shares with the SEC in our next registration statement.  From January to March 2008, we issued 5,979 shares of common stock to the consultant under the agreement. The shares were issued pursuant to exemption from registration under Section 4(2) of the Securities Act.

During May and June 2008, we issued 5,981 shares of common stock for consulting services, 4,000 shares of common stock upon the conversion of 1,000 shares of preferred stock and 10,910 shares of common stock as a dividend to its preferred stockholder’s, in accordance with the preferred stock terms. The shares were issued pursuant to exemption from registration under Section 4(2) of the Securities Act.

During May and June of 2008, we granted 175,000 options to purchase common stock at an exercise pricesof $1.99 pursuant to exemption from registration under Section 4(2) of the Securities Act.

In December, 2008, we granted options to purchase 150,000 shares of common stock under our employee stock option plan at exercise prices of $1.10 to $1.34 pursuant to exemption from registration under Section 4(2) of the Securities Act.

On December 22, 2008, we granted 50,750 shares of common stock to our employees as bonuses.  The closing price of our common stock on that date was $1.11 per share.  The shares were issued pursuant to exemption from registration under Section 4(2) of the Securities Act.

Dividend Policy

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

We are obligated to pay a non-cumulative 5% dividend from lawfully available assets to the holders of our Series A preferred stock in either cash or additional shares of common stock at our discretion. In 2008 and 2007, we paid the dividend in an aggregate of 10,910 and 3,820 shares of common stock in each such year, respectively, and anticipate that we will be obligated to issue at least this many shares annually to the holders of the Series A preferred stock so long as such shares are issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

2001 Stock Option Plan and 2007 Stock Option Plan

We are authorized to issue options to purchase up to 500,000 shares of common stock under our 2001 Stock Option Plan, and we are authorized to issue options to purchase up to 1,500,000 shares of common stock under our 2007 Stock Option Plan.  On August 28, 2001, our board of directors adopted the 2001 Stock Option Plan and the plan was approved by our stockholders.  On October 8, 2007, our board of directors adopted the 2007 Stock Option Plan and the plan was approved by our stockholders on November 19, 2007.

The plans permit the grant of options to our employees, directors and consultants.  The options may constitute either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code or “non-qualified stock options.”  The primary difference between “incentive stock options” and “non-qualified stock options” is that once an option is exercised, the stock received under an “incentive stock option” has the potential of being taxed at the more favorable long-term capital gains rate, while stock received by exercising a “non-qualified stock option” is taxed according to the ordinary income tax rate schedule.

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

2009 Consultant Stock Plan

We are authorized to issue up to 100,000 shares of common stock to employees, officers, directors, consultants, independent contractors, advisors, or other service providers to Reed’s under our 2009 Consultant Stock Plan.  The 2009 Consultant Stock Plan was adopted by our board of directors on February 13, 2009 and is administered by a committee of the board of directors.  The plan committee may from time to time, and subject to the provisions of the plan and such other terms and conditions as the plan committee may prescribe, grant to any eligible person one or more shares of common stock of  Reed’s ("Award Shares"). The grant of Award Shares or grant of the right to receive Award Shares shall be evidenced by either a written consulting agreement or a separate written agreement confirming such grant, executed by Reed’s and the recipient, stating the number of Award Shares granted and stating all terms and conditions of such grant.

The plan committee, in its sole discretion, may grant Award Shares in any of the following instances:

(i)  as a "bonus" or "reward" for services previously rendered and compensated, in which case the recipient of the Award Shares shall not be required to pay any consideration for such Award Shares, and the value of such Award Shares shall be the fair market value of such Award Shares on the date of grant; or

(ii)  as "compensation" for the previous performance or future performance of services or attainment of goals, in which case the recipient of the Award Shares shall not be required to pay any consideration for such Award Shares (other than the performance of his services).

Equity Compensation Plan Information

The following table provides information, as of December 31, 2008, with respect to options outstanding and available under the 2001 Plan and 2007 Plan and certain other outstanding options:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a)) (c)

Equity compensation plans approved by security holders	702,500	$3.55	1,297,500
Equity compensation plans not approved by security holders	1,868,236	$5.41	Not applicable

TOTAL	2,570,736	$4.90	1,297,500

Item 6.  Selected Financial Data

As a smaller reporting company, Reed’s is not required to provide disclosure pursuant to this Item 6.

Item 7.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Annual Report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this Annual Report.

Overview

We develop, manufacture, market, and sell natural non-alcoholic and “New Age” beverages, candies and ice creams. “New Age Beverages” is a category that includes natural soda, fruit juices and fruit drinks, ready-to-drink teas, sports drinks, and water. We currently manufacture, market and sell five unique product lines:

●	Reed’s Ginger Brews,

●	Virgil’s Root Beer, Cream Sodas and Real Cola, including diet sodas

●	China Colas,

●	Reed’s Ginger Chews, and

●	Reed’s Ginger Ice Creams

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

Trends, Risks, Challenges, Opportunities That May or Are Currently Affecting Our Business

Our main challenges, trends, risks, and opportunities that could affect or are affecting our financial results include but are not limited to:

Fuel Prices - Last year’s fuel price increases caused increases in our packaging, production and ingredient costs. Fuel prices have abated; however we continue to pursue alternative production, packaging and ingredient suppliers and options to help offset the effect of last year’s fuel price increases on these expenses.

Low Carbohydrate Diets and Obesity - Most of our products are not geared for the low carbohydrate market. Consumer trends have reflected higher demand for lower carbohydrate products. We monitor these trends closely and have developed low-carbohydrate versions of some of our beverages namely the Virgil’s line.

Distribution Consolidation - There has been a recent trend towards continued consolidation of the beverage distribution industry through mergers and acquisitions. This consolidation results in a smaller number of distributors to market our products and potentially leaves us subject to the potential of our products either being dropped by these distributors or being marketed less aggressively by these distributors. As a result, we initiated our own direct distribution to mainstream supermarkets and natural and gourmet foods stores in Southern California and to large national retailers. However, we are in the process of discontinuing our direct distribution and redirecting our customers to local distributors. Consolidation among natural foods industry distributors has not had an adverse affect on our sales.

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

Trademark License and Trademarks.  We own trademarks that we consider material to our business. Three of our material trademarks are registered trademarks in the U.S. Patent and Trademark Office: Virgil’s ®, Reed’s Original Ginger Brew All-Natural Jamaican Style Ginger Ale ® and Tianfu China Natural Soda ®. Registrations for trademarks in the United States will last indefinitely as long as we continue to use and police the trademarks and renew filings with the applicable governmental offices. We have not been challenged in our right to use any of our material trademarks in the United States. We intend to obtain international registration of certain trademarks in foreign jurisdictions.

We account for these items in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under the provisions of SFAS No. 142, we do not amortize indefinite-lived trademark licenses and trademarks.

In accordance with SFAS No. 142, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the years ended December 31, 2008 or December 31, 2007.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the years ended December 31, 2008 or December 31, 2007.

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

Accounts Receivable. We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount our management believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding.

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

Stock-Based Compensation. We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We adopted SFAS No. 123R, “Accounting for Stock-Based Compensation” effective January 1, 2006, and are using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. We account for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereby the fair value of the stock compensation is based on the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instrument is complete.

We estimate the fair value of stock options pursuant to SFAS No. 123R using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable. This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock and the expected life of stock options. Projected data related to the expected volatility of stock options is based on the historical volatility of the trading prices of the Company’s common stock and the expected life of stock options is based upon the average term and vesting schedules of the options. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore the existing valuation models do not provide a precise measure of the fair value of our employee stock options.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Gross sales for the year ended December 31, 2008 increased to $15,277,000 from $13,059,000 during 2007, a net increase of $2,218,000, or 17%. Sales increased in both our Virgil’s product line and our Reed’s Ginger Brews line. We experienced increases in the volumes of sales, especially in our Virgil’s product line; and increases in our prices, primarily on our Reed’s Ginger Brew lines.  Generally, over 90% of our sales are split evenly between our two most significant product lines, Reed’s Ginger Brews and Virgil’s sodas, during both 2008 and 2007.  The increase in sales was primarily due to an increase in sales to newly introduced mainstream distributors and to an increase in our existing distribution channels of natural food distributors and retailers.

Cost of Goods Sold

Cost of goods sold consists primarily of the costs of our ingredients, packaging and production.  Cost of goods sold increased by 8% to $11,891,000 during the year ended December 31, 2008 from $11,040,000 in 2007; as compared to the sales increase of 17% in the same comparable periods.  Our costs of sales have been impacted by fuel and commodity price increases which have caused an increase in our costs of production from our co-packer.  Fuel price increases in 2008 have increased our costs of delivery.  The costs of glass vary, and the cost of ginger has increased by about 20% in 2008.  In addition, we had increased costs of packaging.  In late 2008, we negotiated reductions in our co-packing fees, which are anticipated to decrease our per-unit cost of goods sold in 2009.  In 2009, we are experiencing lower freight costs due to the fall of fuel costs.  We are also producing higher portions of our products at our own facility in Los Angeles, which is anticipated to lower our per-unit costs and improve our margins.  We are also currently negotiating for significant reductions in glass costs.

Gross Profit

Our gross profit increased to $3,386,000 in the year ended December 31, 2008, from $2,019,000 in 2007, an increase of $1,367,000 or 68%.  The gross profit as a percentage of sales improved to 22% in 2008, from 15% in 2007.  This gross profit margin increase is primarily due to price increases in 2008, where we have raised prices on the Reed’s Ginger Brew line by approximately 20% bringing it more in line with our competitors in the natural soda category. In addition, we have improved our systems to track and manage the approval and use of promotions and discounting, resulting in higher effective prices and net gross margins. Finally, we have renegotiated our production costs from our largest co-packer and we anticipate a further increase in gross margins of approximately 5% in 2009, with current pricing.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs decreased to $3,817,000 in the year ended December 31, 2008 from $4,587,000 in 2007, a net decrease of $770,000 or 17%.  The decrease is primarily due to decreases in compensation and travel costs of $1,011,000 and a decrease in trade show costs of $333,000. Such decreases were offset by an increase in advertising in promotion of $229,000, an increase in broker commissions of $229,000, and an increase in office and equipment costs of $59,000.

Our strategic direction in sales is to focus on our product placements in our estimated 10,500 supermarkets nationwide. This strategy replaces our strategy in 2007 that focused on both the supermarkets and a direct store delivery (DSD) effort.  As a result, our sales organization has been reduced by 16 compared to the level we had at December 31, 2007. We have found that the most effective sales efforts are to grocery stores.  We feel that the trend in grocery stores to offer their customers natural products can be served with our products.  Our sales personnel are leveraging our success at natural food grocery stores to establish new relationships with mainstream grocery stores.

Our decrease in trade show costs in 2008 was due to non-recurring promotions that occurred with one customer in 2007.  Promotional expense increased in 2008 due to increased promotionally spending with supermarkets as we implement increased marketing programs with our supermarket partners.  Brokerage commission expenses increased due to an increased use of brokerage firms to help penetrate and manage our supermarket business in 2008.

General and Administrative Expenses

General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $3,140,000 during the year ended December 31, 2008 from $2,621,000 in 2007, a net increase of $519,000 or 20%. The increase in 2008 is primarily due to an increase in professional fees expense of $444,000 and an increase in insurance and operating costs of $74,000.  The increase in professional fees, including legal, accounting and investor relation expenses was due to increased  legal and accounting costs mostly related to the increased costs of reporting and compliance with the Securities and Exchange Commission and Sarbanes-Oxley legislation.  In addition, we had a one-time non cash expense of approximately $300,000 for professional consulting services, for which we issued stock.

We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Loss from Operations

Our loss from operations decreased to $3,571,000 in the year ended December 31, 2008 from $5,489,000 in 2007.  The improvement of $1,918,000 was due to increased sales, increased margins and lower costs of marketing.  We have implemented cost-cutting measures throughout our business during 2008 and believe that this will result in over $2 million lower costs for the 2009 year.

Interest Expense

Interest expense increased to $244,000 in the year ended December 31, 2008, compared to interest expense of $182,000 in 2007.  The increase is due to the increased borrowing under a long-term mortgage, secured by our buildings; and under a line of credit agreement with First Capital LLC, secured primarily by our inventory and accounts receivable.

Liquidity and Capital Resources

As of December 31, 2008, we had an accumulated deficit of $14,919,000 and we had working capital of $636,000, compared to an accumulated deficit of $11,081,000 and working capital of $2,943,000 at December 31, 2007. Cash and cash equivalents were $229,000 as of December 31, 2008, as compared to $743,000 at December 31, 2007. This decrease in our working capital and cash position was primarily attributable to our net loss. In addition to our cash position on December 31, 2008, we had availability under our line of credit of approximately $33,000.

Our decrease in cash and cash equivalents to $229,000 at December 31, 2008 compared to $743,000 at December 31, 2007 was the result of $2,468,000 used in operating activities and $191,000 used in investing activities; offset by $2,145,000 provided by financing activities.

The measures that we have taken in late 2008 to lower our cost of goods are yielding current improvements in gross margins of approximately 5% that we believe will extend throughout 2009.  We also have initiatives underway to improve our glass costs as well as our ginger costs.  Our completed operating cost reductions will lower operating expenses by over $2 million in 2009, as compared to 2008.  At the current sales run rates and prices, we believe that our Company will operate at profitable levels in 2009.

We believe that the Company has a number of options for gaining the necessary working capital in 2009; needed to fund our seasonality, product launches and other growth plans.  Our primary capital source will be cash flow from operations.  We are also investigating improved working capital loans that more fully value our assets for collateral.  We may raise a limited amount of funds through a combination of equity and debt; however, we’d prefer to wait until our stock has a better market value so that we minimize dilution.  We believe that the Company can become leaner if our sales goals do not materialize, and that our costs can be managed to produce profitable operations.

Historically, we have financed our operations primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution, and cash generated from operations.   In 2007, we completed a private placement to accredited investors, on subscriptions for the sale of 1,500,000 shares of common stock and warrants to purchase up to 749,995 shares of common stock, resulting in total proceeds received, net of underwriting commissions and the investment banking fee, of $8,040,000.

Net cash used in operations during 2008 was $2,468,000 compared with $5,806,000 used in operations during 2007.   Cash used in operations during 2008 was primarily due to the net loss in period and to an increase in accounts receivable collections, as compared to the same prior year period.

Net cash used in investing activities of $191,000 during 2008 compared with $2,951,000 during 2007 is primarily the result of equipment purchases during 2008 of $191,000 as compared to $2,651,000 in 2007.

Net cash provided by financing activities of $2,145,000 during 2008 was primarily due to net proceeds from the refinancing of our land and buildings of $1,770,000 and our obtaining of a line of credit of $1,354,000; offset by debt payoffs of $800,000.  As of December 31, 2008, we had outstanding borrowings of $1,354,000 under our line of credit agreement. Our line of credit lender is a privately held, Senior Secured Commercial Lender. Our lender has communicated to us that they are financially secure and have over $1 billion dollars in assets with approximately 20% of equity capital. They communicated that they have adequate lines of credits in place with banks to achieve their business goals. They communicated that there are no requirements in place for them to repurchase any of their outstanding stock. Based on these communications, we believe that our lending source will be able to fund the full extent of our line of credit, should we meet the requirements for such funding.

Our operating losses have negatively impacted our liquidity and we are continuing to work on decreasing operating losses, while focusing on increasing net sales. We are currently borrowing near the maximum on our line of credit. At December 31, 2008, we had approximately $500,000 to $1,000,000 in excess inventory over our normal inventory levels, which is being used to fuel sales in the first quarter of 2009.   We believe the operations of the company are currently running at approximately breakeven, after adjusting for non-cash expenses. Between the reduction of our inventory to more normal levels and our current breakeven operating status, we believe that our current cash position and lines of credit will be sufficient to enable us to meet our cash needs through at least the end of 2009. We believe that if the need arises we can raise money through the equity markets.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission of the Public Company Accounting Oversight Board's amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”

We do not believe the adoption of the above recent pronouncements will have a material effect on the Company’s results of operations, financial position or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation has a material effect on our results of operations.

Item 8.   Financial Statements

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Reed’s, Inc. as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Reed’s, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ WEINBERG & COMPANY, P.A.

Weinberg & Company, P.A.
Los Angeles, California
February 26, 2009, except Note 5, as to which the date is March 27, 2009

REED’S, INC.
BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash	$229,000	$743,000
Inventory	2,837,000	3,028,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $97,000 as of December 31, 2008 and $408,000 as of December 31, 2007	897,000	1,161,000
Prepaid and other current assets	68,000	93,000
Total Current Assets	4,031,000	5,025,000

Property and equipment, net	4,133,000	4,249,000
Brand names	800,000	800,000
Deferred offering costs	77,000	-
Deferred financing fees	62,000	13,000
Total assets	$9,103,000	$10,087,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,929,000	$1,997,000
Lines of credit	1,354,000	-
Current portion of long term debt	16,000	27,000
Accrued interest	-	4,000
Accrued expenses	96,000	54,000
Total current liabilities	3,395,000	2,082,000

Long term debt, less current portion	1,747,000	766,000
Total Liabilities	5,142,000	2,848,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $10 par value, 500,000 shares authorized, 47,121 shares outstanding at December 31, 2008 and 48,121 shares outstanding at December 31, 2007	471,000	481,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 8,979,341 shares issued and outstanding at December 31, 2008 and 8,751,721 shares issued and outstanding at December 31, 2007	1,000	1,000
Additional paid in capital	18,408,000	17,838,000
Accumulated deficit	(14,919,000)	(11,081,000)
Total stockholders’ equity	3,961,000	7,239,000

Total liabilities and stockholders’ equity	$9,103,000	$10,087,000

The accompanying notes are an integral part of these financial statements

 REED’S, INC.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007

	2008	2007

Sales	$15,277,000	$13,059,000
Cost of sales	11,891,000	11,040,000

Gross profit	3,386,000	2,019,000

Operating expenses:
Selling and marketing expense	3,817,000	4,587,000
General and administrative expense	3,140,000	2,621,000
Write-off note receivable	-	300,000
Total operating expenses	6,957,000	7,508,000

Loss from operations	(3,571,000)	(5,489,000)

Interest income	1,000	120,000
Interest expense	(244,000)	(182,000)

Net loss	(3,814,000)	(5,551,000)

Preferred stock dividend	(24,000)	(28,000)

Net loss attributable to common stockholders	$(3,838,000)	$(5,579,000)

Loss per share available to common stockholders - basic and diluted	$(0.43)	$(0.70)
Weighted average number of shares outstanding - basic and diluted	8,884,338	8,009,009

The accompanying notes are an integral part of these financial statements

 REED’S, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008 and 2007

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid–In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2007	7,143,185	$1,000	58,940	$589,000	$9,535,000	$(5,502,000)	$4,623,000
Fair Value of Common Stock issued for services and equipment	1,440	–	–	–	11,000	–	11,000
Common stock, issued in connection with the June 30, 2007 preferred stock dividend	3,820	–	–	–	28,000	(28,000)	–
Common stock issued upon conversion of preferred stock	43,276	–	(10,819)	(108,000)	108,000	–	–
Common stock issued upon exercise of warrants	60,000	–	–	–	165,000	–	165,000
Common stock issued for cash, net of offering costs	1,500,000	–	–	–	7,626,000	–	7,626,000
Public Offering expenses	–	–	–	–	(55,000)	–	(55,000)
Fair value vesting of options issued to employees					420,000		420,000
Net loss	–	–	–	–	–	(5,551,000)	(5,551,000)
Balance, December 31, 2007	8,751,721	1,000	48,121	481,000	17,838,000	(11,081,000)	7,239,000
Fair Value of Common Stock issued for bonus and services	212,710	–	–	–	392,000	–	392,000
Common stock issued in connection with the June 30, 2008 preferred stock dividend	10,910	–	–	–	24,000	(24,000)	–
Common stock issued upon conversion of preferred stock	4,000	–	(1,000)	(10,000)	10,000	–	–
Fair value vesting of options issued to employees	–	–	–	–	144,000		144,000
Net loss	–	–	–	–	–	(3,814,000)	(3,814,000)
Balance, December 31, 2008	8,979,341	$1,000	47,121	$471,000	$18,408,000	$(14,919,000)	$3,961,000

The accompanying notes are an integral part of these financial statements

REED’S, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(3,814,000)	$(5,551,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	355,000	205,000
Loss on disposal of equipment	5,000	-
Fair value of stock options issued to employees	144,000	420,000
Fair value of common stock issued for services or bonuses	392,000	4,000
Write off of note receivable	-	300,000
Changes in assets and liabilities:
Accounts receivable	264,000	23,000
Inventory	191,000	(1,517,000)
Prepaid expenses and other current assets	25,000	96,000
Accounts payable	(68,000)	302,000
Accrued expenses	42,000	(64,000)
Accrued interest	(4,000)	(24,000)
Net cash used in operating activities	(2,468,000)	(5,806,000)
Cash flows from investing activities:
Purchase of property and equipment	(191,000)	(2,651,000)
Increase in notes receivable	-	(300,000)
Net cash used in investing activities	(191,000)	(2,951,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	7,626,000
Payments for offering costs	(77,000)	(55,000)
Payments for deferred financing fees	(102,000)	-
Decrease in restricted cash	-	1,581,000
Proceeds from exercise of warrants	-	165,000
Net borrowings (repayments) on existing lines of credit	1,354,000	(1,356,000)
Principal repayments on notes	(800,000)	(263,000)
Proceed received from borrowings on debt	1,770,000	163,000
Net cash provided by financing activities	2,145,000	7,861,000
Net decrease in cash	(514,000)	(896,000)
Cash at beginning of year	743,000	1,639,000
Cash at end of year	$229,000	$743,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$248,000	$207,000
Taxes	$-	$-
Non Cash Investing and Financing Activities
Preferred Stock converted to common stock	$10,000	$108,000
Common Stock issued in settlement of preferred stock dividend	$24,000	$28,000
Common Stock issued in acquisition of property and equipment	$-	$7,000

The accompanying notes are an integral part of these financial statements

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(1)	Operations and Summary of Significant Accounting Policies

A)	Nature of Operations

Reed’s, Inc. (the “Company”) was organized under the laws of the state of Florida in January 1991. In 2001, the Company changed its name from Original Beverage Corporation to Reed’s, Inc. and changed its state of incorporation from Florida to Delaware. The Company is engaged primarily in the business of developing, manufacturing and marketing natural non-alcoholic beverages, as well as candies and ice creams. The Company currently offers 6 Reed’s Ginger Brew flavors (Original, Premium, Extra, Cherry Ginger, Raspberry Ginger and Spiced Apple Ginger), 7 Virgil’s Root Beer, Cream Sodas and Real Cola beverages (Root Beer, Cream Soda, Black Cherry Cream Soda, Real Cola, the same four in a Diet version, plus the Special Edition Bavarian Nutmeg Root Beer) , 2 China Cola beverages (regular and cherry), 3 kinds of  ginger candies (crystallized ginger, ginger chews and peanut butter ginger chews), and 3 flavors of ginger ice cream (Original, Green Tea, and Chocolate).

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

The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.

The allowance for doubtful accounts and returns and discounts is established through a provision for returns and discounts charged against sales. Receivables are charged off against the allowance when payments are received or products returned. The allowance for doubtful accounts and returns and discounts as of December 31, 2008 and December 31, 2007 was approximately $97,000 and $408,000 respectively.

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

Management applies the impairment tests contained in SFAS Number 142 to determine if impairment has occurred. Accordingly, management compares the carrying value of the asset to its fair value in determining the amount of the impairment. No impairments were identified for the years ended December 31, 2008 and 2007.

Management believes that the accounting estimate related to impairment of its intangible assets, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.  Based on Management’s assessment, there are no indicators of impairment at December 31, 2008 or 2007.

G)	Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000 at December 31, 2008. The Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the years ended December 31, 2008 and 2007.

During the year ended December 31, 2008, the Company had two customers who accounted for approximately 32% and 14% of its sales, respectively; and during the year ended December 31, 2007 the same customers accounted for 35% and 14% of its sales, respectively. No other customer accounted for more than 10% of sales in either year. As of December 31, 2008 the Company had accounts receivable due from three customers who comprised $135,000 (14%), $183,000 (18%) and $102,000 (10%), respectively, of its total accounts receivable; and at December 31, 2007 the Company had accounts receivable from one customer who comprised $660,000 (42%), of its total accounts receivable.

The Company currently relies on a single contract packer for a majority of its production and bottling of beverage products. The Company has different packers available for their production of products. Although there are other packers and the Company has outfitted their own brewery and bottling plant, a change in packers may cause a delay in the production process, which could ultimately affect operating results.

H)	Fair Value of Financial Instruments

Fair Value Measurements are determined by the Company's adoption of SFAS No. 157, "Fair Value Measurements" ("SFAS 157") as of January 1, 2008, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of SFAS 157 did not have a material impact on the Company's fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

        Level 1-Quoted prices in active markets for identical assets or liabilities.
        Level 2-Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
        Level 3-Unobservable inputs based on the Company's assumptions.

SFAS 157 requires the use of observable market data if such data is available without undue cost and effort.

I)	Cost of sales

The Company, with one exception, classifies shipping and handling costs of the sale of its products as a component of cost of sales. The one exception regards shipping and handling costs associated with local sales and local distribution. Since these activities are integrated, those costs are combined and are included in selling expenses. For the years ended December 31, 2008 and 2007, those costs were approximately $108,000 and $225,000, respectively.  In addition, the Company classifies purchasing and receiving costs, inspection costs, warehousing costs, freight costs, internal transfer costs and other costs associated with product distribution as costs of sales. Certain of these costs become a component of the inventory cost and are expensed to costs of sales when the product to which the cost has been allocated is sold.  Expenses not related to the production of our products are classified as operating expenses.

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

The Company accounts for certain sales incentives, including slotting fees, as a reduction of gross sales, in accordance with Emerging Issues Task Force on Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” These sales incentives for the years ended December 31, 2008 and 2007 approximated $815,000 and $955,000, respectively.

L)	Net Loss Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive.

For the years ended December 31, 2008 and 2007 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of the following as of:

	December 31,
	2008	2007
Warrants	1,868,236	1,668,236
Preferred Stock	188,484	192,484
Options	702,500	749,000
Total	2,759,220	2,609,720

M)	Advertising Costs

Advertising costs are expensed as incurred and are included in selling expense in the amount of $154,000 and $174,000, for the years ended December 31, 2008 and 2007, respectively.

N)	Reporting Segment of the Company

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131) requires certain disclosures of operating segments, as defined in SFAS No. 131. Management has determined that the Company has only one operating segment and therefore is not required to disclose operating segment information. Management believes that the Company operates in one segment and evaluates its revenues and expenses in only one segment.

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

P)	Deferred Offering Costs

The Company capitalizes costs incurred related to its issuance of common stock until such time as the stock is issued. These costs included attorney’s fees, accountant’s fees, SEC filing fees, state filing fees, and other specific incremental costs directly related to the public offering and related issuance of common stock. As proceeds are received from the offering, the deferred offering costs were charged to additional paid in capital. During the years ended December 31, 2008 and 2007, $0 and $55,000, respectively, of deferred offering costs were charged to additional paid in capital.

Q)	Recent Accounting Pronouncements

References to the “FASB” and “SFAS” herein refer to the “Financial Accounting Standards Board” and “Statement of Financial Accounting Standards”, respectively.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission of the Public Company Accounting Oversight Board's amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”

In March 2008, the Company adopted FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations.  SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

Management believes the adoption of the above mentioned accounting policies will not have a material impact on the Company’s results of operations, financial position or cash flow.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

(2)	Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market, and is comprised of the following as of:

	December 31, 2008	December 31, 2007
Raw Materials	$755,000	$1,179,000
Finished Goods	2,082,000	1,849,000
	$2,837,000	$3,028,000

(3)	Fixed Assets

Fixed assets are comprised of the following as of:

	December 31, 2008	December 31, 2007
Land	$1,410,000	$1,410,000
Building	1,769,000	1,743,000
Vehicles	320,000	339,000
Machinery and equipment	1,398,000	1,250,000
Office equipment	386,000	374,000
	5,283,000	5,116,000
Accumulated depreciation	(1,150,000)	(867,000)
	$4,133,000	$4,249,000

Depreciation expense for the years ended December 31, 2008 and 2007 was $302,000 and $204,000, respectively.

(4)	Intangible Assets

Brand Names

Brand Names consist of two (2) trademarks for natural beverages which the Company acquired in previous years. As long as the Company continues to renew its trademarks, these intangible assets will have an indefinite life. Accordingly, they are not subject to amortization. The Company determines fair value for Brand Names by reviewing the net sales of the associated beverage and applying industry multiples for which similar beverages are sold. As of December 31, 2008 and 2007, carrying amounts for Brand Names were $800,000.

Deferred Financing Fees

Deferred financing fees are comprised of the following as of:

	December 31, 2008	December 31, 2007
Loan fees relating to financing	$102,000	$18,000
Accumulated amortization	(40,000)	(5,000)
	$62,000	$13,000

Amortization expense for the years ended December 31, 2008 and 2007 was approximately $53,000 and $1,000 respectively. Amortization of deferred financing fees is as follows for the years ending December 31:

Year	Amount
2009	$29,000
2010	1,000
2011	1,000
2012	1,000
2013	1,000
Thereafter	29,000
Total	$62,000

(5)	Lines of Credit

In May 2008 the Company entered into a Credit and Security Agreement under which the Company was provided with a $2 million revolving credit facility. In July 2008, the line of credit was increased to $3 million.  The amount available to borrow is based on a calculation of eligible accounts receivable and inventory.  At December 31, 2008, the aggregate amount outstanding under the line of credit was $1,354,000 and the Company had approximately $33,000 of availability on this line of credit. Interest accrues and is paid monthly on outstanding loans under the credit facility at a rate equal to 5.75% per annum plus the greater of 2% or the LIBOR rate (7.65% at December 31, 2008). Borrowings under the credit facility are secured by all of the Company's assets.  The agreement terminates May 2010, and the Company is subject to an early termination fee if the loan is terminated before such date.  The Agreement is secured by all of the business assets of the Company and is personally guaranteed by the principal shareholder and Chief Executive Officer.

The Company is required to comply with a number of affirmative, negative and financial covenants.  At December 31, 2008 the Company was in violation of the Fixed Charge Coverage Ratio and the Net Worth Covenant.  On March 27, 2009, the Company has subsequently re-negotiated the financial covenants and obtained a waiver of covenant violations at December 31, 2008.

During the year ending December 31, 2007, the Company had an unsecured $50,000 line of credit with a bank which expired in December 2009. Interest was payable monthly at the prime rate, as published in the Wall Street Journal, plus 2% per annum. The Company paid off the line in the year ending December 31, 2007, and there was $50,000 available under the line of credit at December 31, 2008.

During the year ending December 31, 2007, the Company paid off $1,331,000 and closed a line of credit with a bank.  The interest rate on this line of credit was at the Prime rate.

(6)	Long-term Debt

Long-term debt consists of the following as of:
	December 31, 2008	December 31, 2007
Note payable to the Small Business Association in the original amount of $748,000 with interest at the Wall Street Journal prime rate plus 1% per annum, adjusted monthly with no cap or floor. The combined monthly principal and interest payments were $5,976, subject to annual adjustments. The interest rate in effect at December 31, 2007 was 8.5%. The note was secured by land and building and guaranteed by the majority stockholder. The note was paid off in fiscal 2008.	$-	$650,000

Building improvement loan with a maximum draw of $168,000. The interest rate is at the Wall Street Journal prime rate plus 1%, adjusted monthly with no cap or floor. The combined monthly principal and interest payments were $1,137; subject to annual adjustments. The rate in effect at December 31, 2007 was 7.08% per annum. The note was secured by land and building and guaranteed by the majority stockholder. The note was paid off in fiscal 2008.	-	137,000

Note payable to GMAC, secured by an automobile, payable in monthly installments of $384 including interest at 0.0%. the note was paid off in fiscal 2008.	-	1,000

Notes payable to Chrysler Financial Corp., secured by automobiles, payable in monthly installments of $658, including interest at 1.9% per annum. The notes were paid off in fiscal 2008.	-	5,000

Note payable with a bank in the amount of $1,770,000. The note matures in February 2038. The note carries an 8.41% per annum interest rate, requires a monthly payment of principal and interest of $13,651, and is secured by all of the land and buildings owned by the Company, and is personally guaranteed by the majority stockholder.	1,763,000	-

Total	1,763,000	793,000

Less current portion	16,000	27,000
	$1,747,000	$766,000

The aggregate maturities of long-term debt for each of the next five years and thereafter are as follows as of December 31:

Year	Amount
2009	$16,000
2010	18,000
2011	19,000
2012	21,000
2013	23,000
Thereafter	1,666,000
Total	$1,763,000

(7)	Stockholders’ Equity

Preferred Stock

Preferred stock consists of 500,000 shares authorized to Series A, $10.00 par value, 5% non-cumulative, participating, preferred stock. As of December 31, 2008 and 2007 there were 47,121 and 48,121 shares outstanding respectively, with a liquidation preference of $10.00.

These preferred shares have a 5% pro-rata annual non-cumulative dividend. The dividend can be paid in cash or, in the sole and absolute discretion of our board of directors, in shares of common stock based on its then fair market value. We cannot declare or pay any dividend on shares of our securities ranking junior to the preferred stock until the holders of our preferred stock have received the full non-cumulative dividend to which they are entitled. In addition, the holders of our preferred stock are entitled to receive pro rata distributions of dividends on an “as converted” basis with the holders of our common stock. During the year ended December 31, 2007 the Company accrued and paid a $28,000 dividend payable to the preferred shareholders, which management elected to pay through the issuance of 3,820 shares of its common stock; and during the year ended December 31, 2008 the Company accrued and paid a $24,000 dividend payable to the preferred shareholders, which management elected to pay through the issuance of 10,910 shares of its common stock.

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

The Series A preferred stock may be converted, at the option of the holder, at any time after issuance and prior to the date such stock is redeemed, into four shares of common stock, subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, recapitalization, reclassification and similar transactions. We are obligated to reserve out of our authorized but unissued shares of common stock a sufficient number of such shares to effect the conversion of all outstanding shares of Series A preferred stock. During the year ended December 31, 2007, 10,819 shares of preferred stock were converted into 43,276 shares of common stock.  During the year ended December 31, 2008, 1,000 shares of preferred stock were converted into 4,000 shares of common stock.

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

Common Stock

Common stock consists of $.0001 par value, 19,500,000 shares authorized, 8,979,341 shares issued and outstanding as of December 31, 2008 and 8,751,721 shares issued and outstanding as of December 31, 2007.  During the year ending December 31, 2007, a majority of the Company’s shareholders approved an increase of its authorized shares from 11,500,000 to 19,500,000.

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

During the year ended December 31, 2008 the Company issued 161,960 shares of common stock at stock prices ranging from $1.99 to $3.85 with a value of $336,000 in exchange for consulting services and 50,750 shares of common stock at a share price of $1.11 and a value of $56,000 to employees as a bonus.

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

During the years ended December 31, 2008 and 2007, the Company issued 325,000 and 474,000 options, respectively, to purchase the Company's common stock at a weighted average price of $1.62 and $7.50, respectively, to employees under the Plans. The aggregate value of the options vesting, net of forfeitures, during the years ended December 31, 2008 and 2007 was $144,000 and $420,000, respectively, and has been reflected as compensation cost. As of December 31, 2008, the aggregate value of unvested options was $610,000, which will be amortized as compensation cost as the options vest, over 3 years.

In accordance with FAS 123R, the company recalculated its expected compensation for all options outstanding at December 31, 2008 and compared it to previously recorded compensation expense for options in that option pool. The amount of the cumulative adjustment to reflect the effect of the forfeited options is approximately $238,000. The amount of compensation expense which would have been recognized if the cumulative adjustment was not made would have been approximately $382,000.

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

The weighted-average grant date fair value of options granted during 2008 and 2007 was $1.23 and $4.68, respectively.

	Year ended December 31
	2008	2007
Expected volatility	107%-109%	70%-90%
Weighted average volatility	109%	72%
Expected dividends	—	—
Expected average term (in years)	4.3	5
Risk free rate - average	2.75%	4.48%
Forfeiture rate	0%	0%

A summary of option activity as of December 31, 2008 and changes during the two years then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	363,500	$3.84
Granted	474,000	$7.50
Exercised	—	—
Forfeited or expired	(88,500)	$5.01
Outstanding at December 31, 2007	749,000	$6.02	3.8	$733,000
Exercisable at December 31, 2007	298,333	$3.81	2.7	$609,000

Outstanding at January 1, 2008	749,000	$6.02
Granted	325,000	$1.62
Exercised	—	—
Forfeited or expired	(371,500)	$6.83
Outstanding at December 31, 2008	702,500	$3.55	3.4	-
Exercisable at December 31, 2008	286,667	$4.59	2.0	-

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s stock, which is zero as of December 31, 2008 since none of the options were in-the-money.

A summary of the status of the Company’s nonvested shares granted under the Company’s stock option plan as of December 31, 2008 and changes during the two years then ended is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2007	85,000	$2.46
Granted	474,000	$4.68
Vested	(28,333)	$2.46
Forfeited	(80,000)	$3.17
Nonvested at December 31, 2007	450,667	$4.67
Granted	325,000	$1.23
Vested	(74,167)	$4.34
Forfeited	(285,667)	$4.84
Nonvested at December 31, 2008	415,833	$1.93

Additional information regarding options outstanding as of December 31, 2008 is as follows:

	Options Outstanding at December 31, 2008			Options Exercisable at December 31, 2008
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $1.99	325,000	4.70	$1.62	-	-
$2.00 - $4.99	235,000	1.85	$3.61	215,000	$3.57
$5.00 - $6.99	17,500	0.42	$6.00	17,500	$6.00
$7.00 - $8.50	125,000	3.55	$8.12	54,167	$8.21
	702,500			286,667

B)	Warrants

The following table summarizes warrant activity as of and for the two years ended December 31, 2008:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	813,241	$3.74
Granted	914,995	$7.34
Exercised	(60,000)	$2.75
Forfeited or expired	-	-
Outstanding at December 31, 2007	1,668,236	$5.75	3.4	$1,675,000
Exercisable at December 31, 2007	1,668,236	$5.75	3.4	$1,675,000

Outstanding at January 1, 2008	1,668,236	$5.75
Granted	200,000	$2.54
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2008	1,868,236	$5.41	2.6	-
Exercisable at December 31, 2008	1,668,236	$5.75	2.4	-

The aggregate intrinsic value was calculated, as of December 31, 2008, as the difference between the market price and the exercise price of the Company’s stock, which is zero since none of the warrants were in-the-money.

The 200,000 warrants granted during the year ended December 31, 2008, were granted in connection with a distribution agreement between the Company and a company which is owned by two brothers of Christopher Reed, President of the Company.  The warrants are issuable only upon the attainment of certain international product sales.  No warrants vested during the year ended December 31, 2008.  Accordingly, no expense was recorded for these warrants.  The warrants will be valued and a corresponding expense will be recorded upon the attainment of the sales goals identified when the warrants were granted.

During the year ended December 31, 2007, the Company granted 914,995 warrants to investors and underwriters in relation to an underwriting agreement (see Note 7) valued at $3,902,000.

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

Year ended December 31, 2007
Expected volatility	70%
Weighted average volatility	70%
Expected dividends	-
Expected term (in years)	5
Risk free rate	5.10%

The weighted-average grant date fair value of warrants granted during 2007 was $4.27.

The following table summarizes the outstanding warrants to purchase Common Stock at December 31, 2008.:

Number	Exercise Prices	Expiration Date
104,876	$2.00	June 2009
648,365	$2.54 - $4.00	June 2009 – May 2013
1,114,995	$6.60 - $7.50	December 2011 – June 2012

(9)	Income Taxes

At December 31, 2008 and 2007, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $13,800,000 and $10,500,000 for Federal purposes, respectively, and $11,300,000 and $9,300,000 for state purposes respectively. The Federal carryforward expires in 2028 and the state carryforward expires in 2013. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

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

Significant components of the Company’s deferred income tax assets are as follows as of:

	December 31, 2008	December 31, 2007
Deferred income tax asset:
Net operating loss carry forward	$6,200,000	$4,800,000
Valuation allowance	(6,200,000)	(4,800,000)
Net deferred income tax asset	—	—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Year Ended December 31,
	2008	2007
Federal Statutory tax rate	(34)%	(34)%
State tax, net of federal benefit	(5)%	(5)%
Change in valuation	(39)%	(39)%
Allowance	39%	39%
Effective tax rate	-%	-%

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2008 and 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for five years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOL’s and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2008 and 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

(10)	Commitments and Contingencies

Lease Commitments

The Company leases machinery under non-cancelable operating leases. Rental expense for the years ended December 31, 2008 and 2007 was $48,000 and $54,000, respectively.

Future payments under these leases as of December 31, 2008 are as follows:

Year ending December 31,	Amount
2009	$16,000
2010	8,000
2011	8,000
2012	1,000
Thereafter	0
Total	$33,000

Other Commitments

The Company has entered into contracts with customers with clauses that commit the Company to fees if the Company terminates the agreement early or without cause.  The contracts call for the customer to have the right to distribute the Company’s products to a defined type of retailer within a defined geographic region.  If the Company should terminate the contract or not automatically renew the agreements, amounts would be due to the customer.  As of December 31, 2008 and 2007, the Company has no plans to terminate or not renew any agreement with any of their customers; therefore no fees have been accrued in the accompanying financial statements.

Legal Proceedings

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

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

On August 12, 2006, we made a rescission offer to all holders of the outstanding shares that we believe are subject to rescission, pursuant to which we offered to repurchase these shares then outstanding from the holders. At the expiration of the rescission offer on September 18, 2006, the rescission offer was accepted by 32 of the offerees to the extent of 28,420 shares for an aggregate of $119,000, including statutory interest. The shares that were tendered for rescission were agreed to be purchased by others and not from our funds.

Federal securities laws do not provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required or was not otherwise exempt from such registration requirements. With respect to the offerees who rejected the rescission offer, we may continue to be liable under federal and state securities laws for up to an amount equal to the value of all shares of common stock issued in connection with the initial public offering plus any statutory interest we may be required to pay. If it is determined that we offered securities without properly registering them under federal or state law, or securing an exemption from registration, regulators could impose monetary fines or other sanctions as provided under these laws. However, we believe the rescission offer provides us with additional meritorious defenses against any future claims relating to these shares.

Except as set forth above, we believe that there are no material litigation matters at the current time. Although the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such claims and proceedings will not have a material adverse impact on our financial position, liquidity, or results of operations.

(11)	Related Party Activity

As of December 31, 2007, the Company had a $300,000 note receivable from an entity that is partly owned by an advisor to the board of directors. The note is secured by all the entity’s assets and intellectual property. The note was payable on March 25, 2008 and bears interest at 7.50% per annum with quarterly interest payments. As of December 30, 2007, the Company determined that the note was deemed uncollectible and the collateral worthless, and has written off the entire balance and associated accrued interest.

For the year ending December 31, 2007, the Company employed three family members of the majority shareholder and Chief Executive officer of the Company in sales and administrative roles.  The three members were paid approximately $232,000, $80,000 and $15,000, respectively.  In addition, for the year ending December 31, 2007, these family members were granted 0, 100,000 and 0 options, respectively, to purchase the Company’s common stock which vest over three years and expire in 2012. During the year ended December 31, 2008, the Company employed two family members of the majority shareholder and Chief Executive Officer of the Company in sales roles. They were paid approximately $37,000 and $113,000.

During the year ended December 31, 2008, the Company entered into an agreement for the distribution of its products internationally. The agreement is between the Company and a company controlled by two brothers of Christopher Reed, Chief Executive Officer of the Company. The agreement remains in effect until terminated by either party and requires the Company to pay the greater of $10,000 per month or 10% of the defined sales of the previous month. During the year ended December 31, 2008, the Company paid $60,000 for these services and 200,000 warrants were granted in connection with this distribution agreement. The warrants are issuable only upon the attainment of certain international product sales. No warrants vested during the year ended December 31, 2008. The warrants will be valued and a corresponding expense will be recorded upon the attainment of the sales goals identified when the warrants were granted.

(12)	Subsequent Events

On January 5, 2009 the Company issued 75,000 stock options to an officer under the Plan, at an exercise price of $1.30, the closing price of the common stock on that date.  On February 11, 2009, the Company issued 52,419 shares of common stock to two brothers of Christopher Reed, Chief Executive Officer of the Company, in connection with the distribution of its products internationally, as payment for amounts due in 2009 under the agreement.  The shares were valued at $1.24 per share, the closing price of the stock on that date.  On February 17, 2009, the Company issued 30,000 shares of common stock to a consultant for services rendered in 2009.  On February 19, 2009, the Company issued 45,416 shares of common stock for professional services rendered in 2008.  On February 11, 2009, the Company issued 20,000 stock options to two of its employees under the Plan, at an exercise price of $1.24, the closing price of the common stock on that date.  On March 6, 2009, the Company re-priced 420,000 of its outstanding options to employees, to an exercise price of $0.75, the closing price of the stock on that date.  The aggregate value of the re-pricing is $74,000, with $22,000 being expensed immediately, for fully vested options, and $52,000 being amortized over the remaining vesting periods of the options, which range from 6 to 34 months.  On March 6, 2009, the Company issued 25,000 options to an employee under the Plan at an exercise price of $0.75, the closing price of the stock on that date.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

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

Our internal control over financial reporting include those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

●
provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report of such company’s system of internal control over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our system of internal control over financial reporting.  This requirement began to apply to us beginning with our annual report on Form 10-KSB for the year ended December 31, 2007.

Christopher J. Reed, our Chief Executive Officer and James Linesch, our Chief Financial Officer, conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our system of internal control over financial reporting was ineffective as of December 31, 2008.  A material weakness, as defined in standards established by the Public Company Accounting Oversight Board (United States) is a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Based upon management’s assessment, we identified the following material weaknesses as of December 31, 2008:

●	Insufficient disaster recovery or backup of core business functions,

●	Lack of segregation of duties, and

●	Lack of documented and reviewed system of internal control

With regard to the identified material weaknesses, we did not restate any financial results for any prior periods and believe that the identified material weaknesses did not have any material effect on the accuracy of our financial statements prepared with respect to any prior fiscal period. Despite the identified weaknesses in our internal control procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Chief Executive Officer and former Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We are implementing remediation steps to eliminate these material weaknesses, including the following:

●
Lack of segregation of duties.  The nature of our business currently and our staffing complement will not allow complete segregation of duties typically found in larger companies.   However, we have instituted a variety of review procedures conducted by members of the management team, which mitigates this weakness.  These management review procedures are designed to detect and correct errors which may result from a lack of segregation of duties.

●
Lack of documented and reviewed system of internal control.  We are in the process of improving the documentation of our internal control procedures.  However, we do not have a formal system of internal audit.  We believe the management review procedures designed to mitigate our lack of segregation of duties provide adequate review to mitigate the lack of an internal audit function.

In the future, an independent registered public accounting firm will be required to attest to and report on management’s assessment of the effectiveness of our system of internal control over financial reporting.  Despite our remediation efforts, our management may conclude that our system of internal control over our financial reporting is not effective.  Moreover, even if our management concludes that our system of internal control over financial reporting is effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed, or if it interprets the relevant requirements differently from us.

Management’s Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

In making this evaluation, we considered the material weaknesses of our system of internal control identified by our internal control consultant.  Despite the lack of the complete implementation of recommended improvements to the identified weaknesses in our internal control procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

Except as set forth above, we did not make any changes in our internal control over financial reporting during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  Item 9B. Other Information

None.

PART III

  Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

General

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their death, resignation or removal. Officers serve at the discretion of the board of directors. Except as described below, there are no family relationships among any of our directors and executive officers. Our board members are encouraged to attend meetings of the board of directors and the annual meeting of stockholders. The board of directors held nine meetings 2008. The following table sets forth certain information with respect to our current directors and executive officers:

Name	Position	Age

Christopher J. Reed	President, Chief Executive Officer and Chairman of the Board	50
James Linesch	Chief Financial Officer	54
Thierry Foucaut	Chief Operating Officer	44
Judy Holloway Reed	Secretary and Director	49
Mark Harris	Director	53
Daniel S.J. Muffoletto	Director	54
Michael Fischman	Director	53

Business Experience of Directors and Executive Officers

Christopher J. Reed founded our company in 1987.  Mr. Reed has served as our Chairman, President and Chief Executive Officer since our incorporation in 1991. Mr. Reed also served as Chief Financial Officer during fiscal year 2007 until October 1, 2007 and again from April 17, 2008 to January 19, 2009. Mr. Reed has been responsible for our design and products, including the original product recipes, the proprietary brewing process and the packaging and marketing strategies.  Mr. Reed received a B.S. in Chemical Engineering in 1980 from Rennselaer Polytechnic Institute in Troy, New York.

James Linesch was appointed as Chief Financial Officer effective January 19, 2009. Mr. Linesch served as the chief financial officer of AdStar, Inc., a public company providing ad placement services and payment processing software for publishers, from February 2006 until January 2009.  He performed transaction intermediary services with MET Advisors, LLC from January 2005 until January 2006.  From June 2000 to October 2004, he served as chief financial officer of DynTek, Inc., an information technology (IT) services company.  From May 1996 until October 1999 he served as chief financial officer and president of CompuMed, Inc.  He also served as chief financial officer of Universal Self Care, Inc. from June 1991 until May 1996.  Mr. Linesch is a certified public accountant (CPA), having practiced with Price Waterhouse in Los Angeles.  He earned a BS degree in finance from California State University, Northridge, and an MBA from the University of Southern California.

Thierry Foucaut has been our Chief Operating Officer since May 2007.  Prior to joining us, Mr. Foucaut worked for six years as Chief Operating Officer of Village Imports, a $30 million specialty foods and beverage distributor in California, where he created and launched a line of sparkling lemonades and managed the company’s operations including multiple warehouses and fleets of DSD delivery trucks.  Mr. Foucaut spent 2000 with Eve.com, a leading San Francisco website specializing in retail sales of high end cosmetics.  Mr. Foucaut worked for L’Oréal Paris from 1994 through 1999 with growing marketing and sales responsibilities, including Product Manager from September 1994 to May 1996, South Europe Marketing Coordinator from June 1996 to July 1998 and Duty Free Key Account Executive from July 1998 to December 1999, managing large airport and airline clients over several European countries.  He earned a Master of Science degree from Ecole Centrale Paris in 1988, and an MBA from Harvard Business School in 1994.

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

Mark Harris has been a member of our board of directors since April 2005.  Mr. Harris is an independent venture capitalist and has been retired from the work force since 2002.  In late 2003, Mr. Harris joined a group of Amgen colleagues in funding NeoStem, Inc., a company involved in stem-cell storage, archiving, and research to which he is a founding investor.  From 1991 to 2002, Mr. Harris worked at Amgen, Inc. (Nasdaq: AMGN), a preeminent biotech company, managing much of Amgen’s media production for internal use and public relations. Mr. Harris spent the decade prior working in the aerospace industry at Northrop with similar responsibilities.

Daniel S.J. Muffoletto, N.D. has been a member of our board of directors from April 2005 to December 2006 and from January 2007 to the present.  Dr. Muffoletto has practiced as a Naturopathic Physician since 1986.  He has served as chief executive officer of Its Your Earth, a natural products marketing company since June 2004.  From 2003 to 2005, Dr. Muffoletto worked as Sales and Marketing Director for Worthington, Moore & Jacobs, a Commercial Law League member firm serving FedEx, UPS, DHL and Kodak, among others.  From 2001 to 2003, he was the owner-operator of the David St. Michel Art Gallery in Montreal, Québec.  From 1991 to 2001, Dr. Muffoletto was the owner/operator of a Naturopathic Apothecary, Herbal Alter*Natives of Seattle, Washington and Ellicott City, Maryland.  The apothecary housed Dr. Muffoletto’s Naturopathic practice.  Dr. Muffoletto received a Bachelors of Arts degree in Government and Communications from the University of Baltimore in 1977, and conducted postgraduate work in the schools of Public Administration and Publication Design at the University of Baltimore from 1978 to 1979. In 1986, he received his Doctorate of Naturopathic Medicine from the Santa Fe Academy of Healing, Santa Fe, New Mexico.

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

Family Relationships

Other than the relationship of Christopher J. Reed, and Judy Holloway Reed (Christopher Reed’s wife and a board member, none of our directors or executive officers or are related to one another.

Legal Proceedings

To the best of our knowledge, none of our executive officers or directors are parties to any material proceedings adverse to Reed’s, have any material interest adverse to Reed’s or have, during the past five years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
had any bankruptcy petition filed by or against him/her or any business of which he/she was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities, futures, commodities or banking activities; or

●
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Board Structure and Committee Composition

As of the date of this Annual Report, our board of directors has five directors and the following three standing committees: an Audit Committee, a Compensation Committee and a Nominations and Governance Committee. These committees were formed in January 2007.

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

Audit Committee. Our Audit Committee oversees our accounting and financial reporting processes, internal systems of accounting and financial controls, relationships with independent auditors and audits of financial statements. Specific responsibilities include the following:

●	selecting, hiring and terminating our independent auditors;

●	evaluating the qualifications, independence and performance of our independent auditors;

●	approving the audit and non-audit services to be performed by our independent auditors;

●	reviewing the design, implementation, adequacy and effectiveness of our internal controls and critical accounting policies;

●	overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

●	reviewing with management and our independent auditors, any earnings announcements and other public announcements regarding our results of operations; and

●	preparing the audit committee report that the SEC requires in our annual proxy statement.

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

Compensation Committee. Our Compensation Committee assists our board of directors in determining and developing plans for the compensation of our officers, directors and employees. Specific responsibilities include the following:

●	approving the compensation and benefits of our executive officers;

●	reviewing the performance objectives and actual performance of our officers; and

●	administering our stock option and other equity compensation plans.

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

Nominations and Governance Committee. Our Nominations and Governance Committee assists the board of directors by identifying and recommending individuals qualified to become members of our board of directors, reviewing correspondence from our stockholders, and establishing, evaluating and overseeing our corporate governance guidelines. Specific responsibilities include the following:

●	evaluating the composition, size and governance of our board of directors and its committees and making recommendations regarding future planning and the appointment of directors to our committees;

●	establishing a policy for considering stockholder nominees for election to our board of directors; and

●	evaluating and recommending candidates for election to our board of directors.

Our Nominations and Governance Committee is comprised of Dr. Muffoletto and Mr. Fischman. The board of directors has determined that all of the members of the Nominations and Governance Committee are independent under the rules of the Nasdaq National Market. Our board of directors has adopted a written charter for the Nominations and Corporate Governance Committee.

Securities Authorized for Issuance under 2001 Stock Option Plan, 2007 Stock Option Plan and 2009 Consultant Stock Plan

For information regarding securities authorized for issuance under our 2001 Stock Option Plan, 2007 Stock Option Plan and 2009 Consultant Stock Plan see “Market for Common Equity and Related Stockholder Matters.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities.

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Reed’s under 17 CFR 240.16a-3(e) during our most recent fiscal year and Forms 5 and amendments thereto furnished to Reed’s with respect to our most recent fiscal year or written representations from the reporting persons, we believe that during the year ended December 31, 2008 our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following:

Messrs. Thierry Foucaut and James Linesch filed their initial statement of beneficial ownership of securities on Form 3 late.

  Item 11. Executive Compensation

The following table summarizes all compensation for fiscal years 2008, 2007 and 2006 received by our principal executive officer, principal financial officer and chief operating officer, who are the only executive officers of the Company in fiscal year 2008, our “Named Executive Officers”.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards ($)(1)	Non- Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation		Total

Christopher J. Reed, Chief Executive Officer, former Chief Financial Officer (2)	2008	$150,000	-	-	-	-	-	$4,616	(3)	$154,616
	2007	$150,000	-	-	-	-	-	$4,616	(3)	$154,616
	2006	$150,000	-	-	-	-	-	$4,616	(3)	$154,616

David Kane, former Chief Financial Officer (5)	2008	$43,750	-	-	-	-	-	-		$43,750
	2007	$41,169	-	-	$21,917	-	-	-		$63,086

Thierry Foucaut, Chief Operating Officer (4)	2008	$130,000	$57,600		$79,292					$266,892
	2007	$83,000	$34,000		$43,500					$160,500

(1)
The amounts represent the compensation expense for all share-based payment awards based on estimated fair values, computed in accordance with Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), excluding any impact of assumed forfeiture rates.  We record compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the following assumptions for fiscal 2007: 0% dividend yield; 70% - 90.3% expected volatility; 4.33% risk free interest rate; 5 years expected lives and 0% forfeiture rate and the following assumptions for fiscal 2008: 0% dividend yield; 107.54% expected volatility; 1.67% risk free interest rate; 3.5 years expected lives; and 0% forfeiture rate.

(2)	Christopher J. Reed served as Chief Financial Officer during fiscal year 2007 until October 1, 2007 and again from April 17, 2008 to January 19, 2009.
(3)	Represents value of automobile provided to Christopher J. Reed.
(4)	Mr. Foucaut was hired in June 2007. Amounts represent payments pursuant to an at will employment agreement since his hire date.
(5)	Mr. Kane served as Chief Financial Officer from October 1, 2007 through April 15, 2008.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding unexercised  options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31,2008.

		Number of		Equity Incentive
	Number of	Securities		Plan Awards:
	Securities	Underlying		Number of
	Underlying	Unexercised		Securities
	Unexercised	Options		Underlying	Option	Option
	Options (#)	(#)		Unexercised	Exercise	Expiration
Name and Position	Exercisable	Unexercisable		Unearned Options	Price	Date
Christopher J. Reed, Chief Executive Officer and former Chief Financial Officer	-	-		-
Thierry Foucaut, Chief Operating Officer	16,667	33,333	(1)		$7.55	06/03/12
		50,000	(2)		$1.34	12/05/13

Notes:
(1)	Vest as follows: 16,667 options vested on June 3, 2008 and 16,666 will vest on June 3, 2009, and 16,667 will vest on June 3, 2010.
(2)	Vest as follows: 16,667 will vest on December 6, 2009; 16,667 will vest on December 6, 2010; and 16,666 will vest on December 6, 2011.

Director Compensation

The following table summarizes the compensation paid to our directors for the fiscal year ended December 31, 2008:

	Fees
	Earned or				Non-Equity
	Paid in		Stock	Option	Incentive Plan	All Other
	Cash		Awards	Awards	Compensation	Compensation	Total
Name	($)		($)	($)	($)	($)	($)
Judy Holloway Reed	$875						$875
Mark Harris	$0						$0
Daniel S.J. Muffoletto	$12,831	(1)					$12,831
Michael Fischman	$1,175						$1,175

Notes:

(1)	Since November 2007, Dr. Muffoletto receives $833 per month to serve as the Chairman of the Audit Committee.

Committee Interlocks and Insider Participation

No interlocking relationship exists between any member of our board of directors and any member of the board of directors or compensation committee of any other companies, nor has such interlocking relationship existed in the past.

Employment Agreements

We entered into an at-will employment agreement with Thierry Foucaut, our Chief Operating Officer, which provides for an annualized salary of approximately $130,000 per year.  In addition, we have granted Mr. Foucaut options to purchase up to 50,000 shares of common stock which vest over a three year period ending in 2010.

Further, we entered into an at-will employment agreement with David M. Kane, our former Chief Financial Officer, which provided for an annualized salary of approximately $175,000 per year.   Mr. Kane subsequently resigned as Chief Financial Officer effective April 15, 2008.

Further, we entered into an at-will employment agreement with Mark Reed, one of our Executive Vice Presidents, which provided for an annualized salary of approximately $225,000 per year. In addition, we have granted Mark Reed options to purchase up to 100,000 shares of common stock which were forfeited upon his resignation. Effective March 25, 2008, Mark Reed is no longer an employee of Reed’s but continues to serve as a consultant.

Further, we entered into an at-will employment agreement with James Linesch, our Chief Financial Officer, which provided for an annual salary of $156,000 per year commencing January 19, 2009. In addition, we have granted Mr. Linesch options under our 2007 Stock Option Plan to purchase up to 75,000 shares of common stock which vest over a three year period ending January 19, 2012.  In the event of a sale of Reed’s, Inc., should Mr. Linesch’s employment terminate during the first 12 months after the sale, he will be entitled to three months severance.  Mr. Linesch is entitled to participate in our employee benefits plan, including health benefits and three weeks of paid vacation during his first year of employment.

Except as set forth above, there are no written employment agreements with any of our officers or key employees, including Christopher J. Reed.  We do not have any agreements which provide for severance upon termination of employment, whether in context of a change of control or not.

  Item 12.   Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table reflects, as of the date of this Annual Report, the beneficial common stock ownership of: (a) each of our directors, (b) each of our current named executive officers, (c) each person known by us to be a beneficial holder of 5% or more of our common stock, and (d) all of our executive officers and directors as a group.

Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.  Unless otherwise indicated, the principal address of each listed executive officer and director is 13000 South Spring Street, Los Angeles, California 90061.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)

Directors and Named Executive Officers
Christopher J. Reed (2)	3,200,000	35.1
Judy Holloway Reed (2)	3,200,000	35.1
James Linesch (6)	0	0.0
Mark Harris (3)	319	*
Daniel S.J. Muffoletto, N.D.	0	0.0
Michael Fischman	0	0.0
Thierry Foucaut (4)	16,667	*

Directors and executive officers as a group (7 persons)	3,216,986	35.3

5% or greater stockholders
Joseph Grace (5)	500,000	5.5
 *   Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 25, 2009 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants but are not deemed outstanding for computing the percentage ownership of any other stockholder.  Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name.  Percentage of ownership is based on approximately 9,107,177 shares of common stock outstanding as of March 25, 2009.

(2)
Christopher J. Reed and Judy Holloway Reed are husband and wife.  The same number of shares of common stock is shown for each of them, as they may each be deemed to be the beneficial owner of all of such shares.

(3)	The address for Mr. Harris is 160 Barranca Road, Newbury Park, California 91320.
(4)
Consists of options to purchase up to 16,667 shares of common stock. Does not include options to purchase up to 83,333 shares of common stock which vest in portions through the period ending December 2011.

(5)	The address for Mr. Grace is 1900 West Nickerson Street, Suite 116, PMB 158, Seattle, Washington 98119.
(6)	Does not include options to purchase up to 75,000 shares of common stock which vest over a three year period ending January 19, 2012.

  Item 13.   Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our board of directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship between Reed’s and one of our executive officers, directors, director nominees or 5% or greater stockholders (or their immediate family members), each of whom we refer to as a “related person,” in which such related person has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, defined as a “related party transaction,” the related party must report the proposed related party transaction to our Chief Financial Officer.  The policy calls for the proposed related party transaction to be reviewed and, if deemed appropriate, approved by the Governance Committee. If practicable, the reporting, review and approval will occur prior to entry into the transaction.  If advance review and approval is not practicable, the Governance Committee will review, and, in its discretion, may ratify the related party transaction. Any related party transactions that are ongoing in nature will be reviewed annually at a minimum.  The related party transactions listed below were reviewed by the full board of directors.  Prior to August 2005, we did not have independent directors on our Board to review and approve related party transactions. The Governance Committee shall review future related party transactions.

Since the beginning of our fiscal year for the period ended December 31, 2005, we have participated in the following transactions in which a related person had or will have a direct or indirect material interest:

Judy Holloway Reed, our Secretary and director, is Christopher J. Reed’s spouse.

As of December 31, 2007, the Company had a $300,000 note receivable from an entity that is partly owned by an advisor to the board of directors. The note is secured by all the entity’s assets and intellectual property. The note was payable on March 25, 2008 and bears interest at 7.50% per annum with quarterly interest payments. As of December 30, 2007, the Company determined that the note was deemed uncollectible and the collateral worthless, and has written off the entire balance and associated accrued interest.

For the year ending December 31, 2007, the Company employed three family members of the majority shareholder and Chief Executive officer of the Company in sales and administrative roles.  The three members were paid approximately $232,000, $80,000 and $15,000, respectively.  In addition, for the year ending December 31, 2007, these family members were granted 0, 100,000 and 0 options, respectively, to purchase the Company’s common stock which vest over three years and expire in 2012. During the year ended December 31, 2008, the Company employed two family members of the majority shareholder and Chief Executive Officer of the Company in sales roles. They were paid approximately $37,000 and $113,000.

During the year ended December 31, 2008, the Company entered into an agreement for the distribution of its products internationally. The agreement is between the Company and a company controlled by two brothers of Christopher Reed, Chief Executive Officer of the Company. The agreement remains in effect until terminated by either party and requires the Company to pay the greater of $10,000 per month or 10% of the defined sales of the previous month. During the year ended December 31, 2008, the Company paid $60,000 for these services and 200,000 warrants were granted in connection with this distribution agreement. The warrants are issuable only upon the attainment of certain international product sales. No warrants vested during the year ended December 31, 2008. The warrants will be valued and a corresponding expense will be recorded upon the attainment of the sales goals identified when the warrants were granted.

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

From August 3, 2005 through April 7, 2006, we issued 333,156 shares of common stock in connection with our initial public offering.  The shares may have been issued in violation of federal or state securities laws, or both, and may be subject to rescission. On August 12, 2006, we made a rescission offer to all holders of the outstanding shares that we believe are subject to rescission, pursuant to which we offered to repurchase these shares then outstanding from the holders. At the expiration of our rescission offer on September 18, 2006, the rescission offer was accepted by 32 of the offerees to the extent of 28,420 shares for an aggregate of $118,711.57, including statutory interest. This exposure amount was calculated by reference to the acquisition price of $4.00 per share for the common stock in connection with the earlier offering, plus accrued interest at the applicable statutory rate. If our rescission offer had been accepted by all offerees, we would have been required to make an aggregate payment to the holders of these options and shares of up to approximately $1,332,624, plus statutory interest.

We had entered into agreements with Mark Reed and Robert T. Reed, Jr. (the “designated purchasers”) that they would irrevocably commit to purchase up to all of the shares in the rescission offer that are tendered to us for rescission.  Each of the designated purchasers is a  brother of Christopher J. Reed.  We assigned to the designated purchasers the right to purchase any rescission shares at 100% of the amount required to pay the rescission price under applicable state law.  Mark Reed and Robert T. Reed agreed to purchase all of the rescission shares from stockholders who accepted the rescission offer.  The shares that were tendered for rescission were agreed to be purchased by others and not from our funds.  The rescission shares, purchased by the designated purchasers in the rescission offer, are deemed to be registered shares for the benefit of the designated purchasers pursuant to the registration statement filed by us relating to the rescission offer under the Securities Act, effective as of the commencement date of the rescission offer without any further action on the part of the designated purchasers. There are no assurances that we will not be subject to penalties or fines relating to these issuances. We believe our anticipated rescission offer could provide us with additional meritorious defenses against any future claims relating to these shares. This transaction was ratified by a majority of our independent directors who did not have an interest in the transactions and who had access, at our expense, to our or independent legal counsel.

Item 14.   Principal Accounting Fees and Services

Weinberg & Company, P.A. (“Weinberg”) was our independent registered public accounting firm for the years ended December 31, 2008 and 2007.

The following table shows the fees paid or accrued by us for the audit and other services provided by Weinberg for the years ended December 31, 2008 and 2007.

	2008	2007

Audit Fees	$153,000	$146,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$153,000	$146,000

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Audit Fees

Services provided to us by Weinberg with respect to such periods consisted of the audits of our financial statements and limited reviews of the financial statements included in Quarterly Reports on Form 10-K. Weinberg also provided services with respect to the filing of our registration statements in 2008 and 2007.

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

There were no hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

  Item 15.  Exhibits and Financial Statements

(a) 1. Financial Statements

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules

All other financial statement schedules have been omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

See the Exhibit Index which follows the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.

(b) Exhibits

See Item 15(a) (3) above.

(c) Financial Statement Schedules

See Item 15(a) (2) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2009	REED’S, INC. a Delaware corporation

	By:	/s/ Christopher J. Reed
Christopher J. Reed Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. REED	Chief Executive Officer, President and Chairman of the Board of Directors	March 27, 2009
Christopher J. Reed	(Principal Executive Officer)

/s/ JAMES LINESCH	Chief Financial Officer	March 27, 2009
James Linesch	(Principal Financial Officer and Principal Accounting Officer)

/s/ JUDY HOLLOWAY REED	Director	March 27, 2009
Judy Holloway Reed

/s/ MARK HARRIS	Director	March 27, 2009
Mark Harris

/s/ DANIEL S.J. MUFFOLETTO	Director	March 27, 2009
Daniel S.J. Muffoletto

/s/ MICHAEL FISCHMAN	Director	March 27, 2009
Michael Fischman

EXHIBIT INDEX

3.1	Certificate of Incorporation of Reed’s, Inc. as filed September 7, 2001 (Incorporated by reference to Exhibit 3.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
3.2
Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc. as filed September 27, 2004 (Incorporated by reference to Exhibit 3.2 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.3
Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc. as filed December 18, 2007 (Incorporated by reference to Exhibit 3.3 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))

3.4
Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Reed’s, Inc. as filed October 12, 2004(Incorporated by reference to Exhibit 3.3 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.5
Certificate of Correction to Certificate of Designations as filed November 10, 2004(Incorporated by reference to Exhibit 3.4 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.6	Bylaws of Reed’s Inc., as amended (Incorporated by reference to Exhibit 3.5 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
4.1	Form of common stock certificate (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
4.2	Form of Series A preferred stock certificate (Incorporated by reference to Exhibit 4.2 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
10.1
Brewing Agreement between Reed’s, Inc. and The Lion Brewery, Inc. dated May 15, 2001 (Incorporated by reference to Exhibit 10.2 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

10.2	Note in favor of the U.S. Small Business Administration dated December 11, 2000 (Incorporated by reference to Exhibit 10.3 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
10.3	Note in favor of the U.S .Small Business Administration dated December 11, 2000 (Incorporated by reference to Exhibit 10.4 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
10.4
Loan Agreement between Reed’s Inc. and California United Bank dated  November 29, 2006 (Incorporated by reference to Exhibit 10.5 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-146012))

10.5
Brewing Agreement between Reed’s Inc. and The Lion Brewery, Inc. dated November 1, 2008 (Incorporated by reference to Exhibit 10.5 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))

10.6*
Employment Agreement between Reed’s, Inc. and David M. Kane dated September 18, 2007 (Incorporated by reference to Exhibit 10.6 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))

10.7*	Employment Agreement between Reed’s, Inc. and Rory Ahearn dated April 7, 2007 (Incorporated by reference to Exhibit 10.7 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))
10.8*	Employment Agreement between Reed’s, Inc. and Neal Cohane dated August 1, 2007 (Incorporated by reference to Exhibit 10.8 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))
10.9*	Employment Agreement between Reed’s, Inc. and Thierry Foucaut dated May 5, 2007 (Incorporated by reference to Exhibit 10.9 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))
10.10*
Employment Agreement between Reed’s, Inc. and James Linesch dated December 29, 2008 (Incorporated by reference to Exhibit 10.10  to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))

10.11*	Employment Agreement between Reed’s, Inc. and Mark Reed dated August 7, 2007 (Incorporated by reference to Exhibit 10.11 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))
10.12
Agreement to Assume Repurchase Obligations between Reed’s, Inc. and Mark Reed and Bob Reed, dated June 5, 2006 (Incorporated by reference to Exhibit 10.19 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. File No. 333-135186))

10.13	Promissory Note in favor of Lehman Brothers Bank, FSB dated February 22, 2008 (Incorporated by reference to Exhibit 10.13 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))
10.14
Loan and Security Agreement between Reed’s, Inc. and Business Alliance Capital Corp. dated June 3, 2005 (Incorporated by reference to Exhibit 10.20 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. File No. 333-135186))

10.15
Loan and Security Agreement between Reed’s Inc. and First Capital Western Region LLC dated May 30, 2008 ( Incorporated by reference to Exhibit 10.1 to Reed’s, Inc.’s Current Report on Form 8K dated July 16, 2008)

10.16
Amendment Number One to Loan and Security Agreement between Reed’s Inc. and First Capital Western Region LLC dated June 16, 2008 (Incorporated by reference to Exhibit 10.1 to Reed’s, Inc.’s Current Report on Form 8K dated July 23, 2008)

10.17
Amendment Number Two to Loan and Security Agreement between Reed’s Inc. and First Capital Western Region LLC dated June 16, 2008 (Incorporated by reference to Exhibit 10.17 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))

10.18
Amendment Number Three to Loan and Security Agreement between Reed’s Inc. and First Capital Western Region LLC dated September 24, 2008 (Incorporated by reference to Exhibit 10.18 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))

10.19	Waiver to Loan and Security Agreement dated January 5, 2009 (Incorporated by reference to Exhibit 10.19 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))
10.20*	2001 Stock Option Plan (Incorporated by reference to Exhibit 4.3 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451)
10.21
Reed’s Inc. Master Brokerage Agreement between Reed’s, Inc. and Reed’s Brokerage, Inc. dated May 1, 2008 (Incorporated by reference to Exhibit 10.21 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))

10.22*	2007 Stock Option Plan, filed herewith.
10.23*	2009 Consultant Stock Plan (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form S-8 (File No. 333-157359))
10.24	Amendment Number Four to Loan and Security Agreement between Reed's Inc., and First Capital Western Region LLC dated March 27, 2009, filed herewith.
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-157359))
21	Subsidiaries of Reed’s, Inc., filed herewith.
23.1	Consent of Weinberg & Co., P.A., filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Indicates a management contract or compensatory plan or arrangement.
**
The certifications attached as Exhibits 32.1 and 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Reed’s, Inc. for purposes of Section 18 of the Securities Exchange Act