Form 10-Q
period 2009-03-31
REEDS INC
filed 2009-05-13
CIK 1140215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to______
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 9,111,177 shares of Common Stock outstanding as of May 12, 2009.

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S, INC.
CONDENSED BALANCE SHEETS

	March 31, 2009	December 31, 2008
ASSETS	(unaudited)
Current assets:
Cash	$108,000	$229,000
Inventory	2,873,000	2,837,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $97,000 as of March 31, 2009 and December 31, 2008	1,050,000	897,000
Prepaid and other current assets	187,000	68,000
Total Current Assets	4,218,000	4,031,000

Property and equipment, net of accumulated depreciation of $1,228,000 as of March 31, 2009 and $1,150,000 as of December 31, 2008	4,056,000	4,133,000
Brand names	800,000	800,000
Deferred offering costs	80,000	62,000
Deferred financing fees	45,000	77,000
Total assets	$9,199,000	$9,103,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,301,000	$1,929,000
Lines of credit	1,274,000	1,354,000
Current portion of long term debt	16,000	16,000
Accrued interest	16,000	-
Accrued expenses	96,000	96,000
Total current liabilities	3,703,000	3,395,000

Long term debt, less current portion	1,743,000	1,747,000
Total Liabilities	5,446,000	5,142,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $10 par value, 500,000 shares authorized, 47,121 shares outstanding at March 31, 2009 and December 31, 2008	471,000	471,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 9,107,177 shares issued and outstanding at March 31, 2009 and 8,979,341 shares issued and outstanding at December 31, 2008	1,000	1,000
Additional paid in capital	18,698,000	18,408,000
Accumulated deficit	(15,417,000)	(14,919,000)
Total stockholders’ equity	3,753,000	3,961,000

Total liabilities and stockholders’ equity	$9,199,000	$9,103,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008

Sales	$3,417,000	$3,564,000
Cost of sales	2,570,000	3,044,000

Gross profit	847,000	520,000

Operating expenses:
Selling and marketing expense	659,000	1,124,000
General and administrative expense	603,000	1,330,000
Total operating expenses	1,262,000	2,454,000

Loss from operations	(415,000)	(1,934,000)

Interest income	-	1,000
Interest expense	(83,000)	(57,000)

Net loss	$(498,000)	$(1,990,000)

Loss per share - basic and diluted	$(0.06)	$(0.23)
Weighted average number of shares outstanding - basic and diluted	9,041,483	8,764,683

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months ended March 31, 2009
(Unaudited)

	Common Stock		Preferred Stock
					Additional		Total
					Paid–In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2008	8,979,341	$1,000	47,121	$471,000	$18,408,000	$(14,919,000)	$3,961,000
Fair Value of Common Stock issued for services	127,836	–	–	–	143,000	–	143,000
Fair value vesting of options issued to employees	–	–	–	–	147,000		147,000
Net loss	–	–	–	–	–	(498,000)	(498,000)
Balance, March 31, 2009	9,107,177	$1,000	47,121	$471,000	$18,698,000	$(15,417,000)	$3,753,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(498,000)	$(1,990,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109,000	88,000
Fair value of stock options issued to employees	147,000	(28,000)
Fair value of common stock issued for services	143,000	321,000
Changes in assets and liabilities:
Accounts receivable	(153,000)	(296,000)
Inventory	(35,000)	299,000
Prepaid expenses and other current assets	(119,000)	35,000
Accounts payable	372,000	52,000
Accrued expenses	-	27,000
Accrued interest	16,000	(4,000)
Net cash used in operating activities	(18,000)	(1,496,000)
Cash flows from investing activities:
Purchase of property and equipment	(1,000)	(82,000)
Net cash used in investing activities	(1,000)	(82,000)
Cash flows from financing activities:
Payments for offering costs	(18,000)	-
Payments for deferred financing fees	-	(35,000)
Net repayments on existing lines of credit	(80,000)	-
Principal repayments on notes	(4,000)	(789,000)
Proceed received from borrowings on debt	-	1,770,000
Net cash (used in) provided by financing activities	(102,000)	946,000
Net decrease in cash	(121,000)	(632,000)
Cash at beginning of period	229,000	743,000
Cash at end of period	$108,000	$111,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$66,000	$60,000
Taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three months Ended March 31, 2009 and 2008 (UNAUDITED)

1.    Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reeds, Inc. (the Company), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2009 and the results of operations and cash flows for the three months ended March 31, 2009 and 2008. The balance sheet as of December 31, 2008 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report, Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2009.

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

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2009.

Income (Loss) per Common Share

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

For the three months ended March 31, 2009 and 2008 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of the following as of:

	March 31,	March 31,
	2009	2008
Warrants	1,868,236	1,668,236
Preferred Stock	188,484	192,484
Options	792,500	563,333
Total	2,849,220	2,424,053

Recent Accounting Pronouncements

In December 2007, Financial Accounting Standards Board (FASB) Statement 141R, “Business Combinations (revised 2007)” (SFAS 141R”) was issued.  SFAS 141R replaces SFAS 141 “Business Combinations”.  SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The effective date, as well as the adoption date for the Company was January 1, 2009.  Although SFAS 141R may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical financial statements at the time of adoption.

In April 2008 the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FST 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The effective date, as well as the adoption date for the Company was January 1, 2009.  Although FSP 142-3 may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical financial statements at the time of adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 requires: (a) noncontrolling interests in subsidiaries to be separately presented within equity; (b) consolidated net income to be adjusted to include the net income attributable to a noncontrolling interest; (c) consolidated comprehensive income to be adjusted to include the comprehensive income attributed to a noncontrolling interest; (d) additional disclosures; and (e) a noncontrolling interest to continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The effective date, as well as the adoption date for the Company was January 1, 2009.  Although SFAS 160 may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical financial statements at the time of adoption.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. FAS 141(R)-1 amends and clarifies FASB Statement No. 141(R), to address application issues raised on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 is effective for the first annual reporting period on or after December 31, 2008. The impact of FSP No. FAS 141(R)-1 on the Company’s  financial statements will depend on the number and size of acquisition transactions, if any, engaged in by the company.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 157-4 requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with adoption of FSP FAS 157-4 will have a material effect on its financial statements and disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements for derivative instruments and hedging activities and is effective for fiscal years beginning after November 15, 2008. SFAS No. 161 became effective for the Company January 1, 2009. The impact of the adoption of SFAS No. 161 was not material to the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with adoption of FSP FAS 107-1 and APB 28-1 will have a material effect on its financial statements and disclosures.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 115-2 and FAS 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 115-2 and FAS 124-2 require comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with the adoption of FSP FAS 115-2 and FAS 124-2 will have a material effect its financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the first quarter of 2009 did not or are not believed by management to have a material impact on the Company’s present or future financial position or results of operations.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the three months ended March 31, 2009.

During the three months ended March 31, 2009 and 2008, the Company had two customers, which accounted for approximately 36% and 19%, and 30% and 13% of sales, respectively. No other customers accounted for more than 10% of sales in either year. As of March 31, 2009, the Company had approximately $349,000 and $125,000, respectively, of accounts receivable from these customers.

Reclassifications

Certain amounts in the prior-year financial statements have been reclassified to conform with the current-year presentation.

2.    Inventory

Inventory consists of the following at:
	March 31, 2008	December 31, 2008
Raw Materials	$1,017,000	$755,000
Finished Goods	1,856,000	2,082,000
	$2,873,000	$2,837,000

3.    Line of Credit

At March 31, 2009 and December 31, 2008, the aggregate amount outstanding under the line of credit was $1,274,000 and $1,354,000 respectively, and the Company had approximately $90,000 of availability on this line of credit at March 31, 2009. Interest accrues and is paid monthly on outstanding loans under the credit facility at a rate equal to 7.75% per annum plus the greater of 2% or the LIBOR rate (8.25% at March 31, 2009). Borrowings under the credit facility are secured by all of the Company's assets.  The agreement terminates May 2010, and the Company is subject to an early termination fee if the loan is terminated before such date.  The loan is secured by all of the business assets of the Company and is personally guaranteed by the principal shareholder and Chief Executive Officer.

The Company is required to comply with a number of affirmative, negative and financial covenants.  As of March 31, 2009, the Company was in compliance with these covenants.

4.    Stockholders’ Equity

During the three months ended March 31, 2009, the Company issued 127,836 shares of common stock in exchange for consulting and legal services.  The value of the stock was based on the closing price of the stock on the issuance date.  The total value of shares issued for services was $143,000.

5.    Stock Based Compensation

Stock Options

During the three months ended March 31, 2009, the Company issued 120,000 options to its employees.  On March 6, 2009, the Company repriced 420,000 employee and director options to an exercise price of $0.75.  Such options had previously been issued at exercise prices between $1.99 per share and $8.50 per share.  The total increase in stock compensation expense, as a result of the repricing, was $81,000; of which $23,000 was recognized in the quarter ended March 31, 2009.  Total stock-based compensation recognized on the Company’s statement of operations for the three months ended March 31, 2009 was $147,000.  As of March 31, 2009, the aggregate value of unvested options was $585,000, which will vest over an average period of three years.  There were no stock options exercised in the three months ended March 31, 2009.  Stock options granted under our equity incentive plans vest over 2 to 3 years from the date of grant, ½ and 1/3 per year, respectively; and generally expire 5 years from the date of grant.

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model.  The weighted average grant date fair value of options granted during the three months ended March 31, 2009 was $0.66.

The following weighted average assumptions were used to value option grants:

Three Months Ended March 31, 2009
Expected volatility	89%- 97%
Expected dividends	—
Expected average term (in years)	2.82
Risk free rate - average	1.72%
Forfeiture rate	0%

The following table summarizes stock option activity for the three months ended March 31, 2009 is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	702,500	$3.55
Granted	120,000	$1.18
Exercised	—	—
Forfeited or expired	(30,000)	$1.99
Outstanding at March 31, 2009	792,500	$1.83	3.4	$107,000
Exercisable at March 31, 2009	261,667	$2.73	2.0	$25,000

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s stock, which was $0.99 as of March 31, 2009.

The following table summarizes information about stock options at March 31, 2009:

	Options Outstanding at March 31, 2009			Options Exercisable at March 31, 2009
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $1.99	590,000	3.99	$0.89	102,500	$0.75
$2.00 - $4.99	135,000	1.32	$3.31	125,000	$3.26
$5.00 - $6.99	17,500	0.17	$6.00	17,500	$6.00
$7.00 - $8.50	50,000	3.18	$7.55	16,667	$7.55
	792,500			261,667

Stock Warrants

The Company had 1,868,236 warrants outstanding at March 31, 2009.  There were no grants, expirations or exercises of outstanding warrants during the three months ended March 31, 2009.

6.    Related Party Transactions

On February 2, 2009, the Company issued 52,420 shares of its common stock, at the market value, to two brothers of Christopher Reed, Chief Executive Officer of the Company, in satisfaction of $65,000 due under an agreement for the distribution of its products internationally.  On April 23, 2009, the Company repriced 200,000 warrants granted in connection with this distribution agreement, to $1.35, the market value on that date.  The warrants will be valued and a corresponding expense will be recorded upon the attainment of the sales goals identified when the warrants were granted.

7.    Subsequent Event

During May 2009, the Company entered into escrow to sell its two buildings located in Los Angeles.  Concurrently, the Company has entered into a 15-year lease agreement with the buyer of the buildings. The Company intends to apply the proceeds from the sale of the buildings to payoff the mortgage financing related to the property, as well as to payoff the outstanding debt under the Company’s revolving line of credit, which is secured primarily by the Company’s accounts receivable and inventory.  While the terms of the sale and lease agreements may be subject to changes prior to the close of escrow, Company Management believes that the transactions may be completed by the end of May 2009, or shortly thereafter.

On April 23, 2009, the Board of Directors of the Company approved a new class of Preferred Stock for the purpose of selling the Preferred stock in the Corporation’s rights offering.  The Preferred Stock is designated as Series B Convertible Preferred Stock, with a number of shares equal to the maximum number of shares of the Corporation’s Common Stock, par value $.0001 per share, that may from time to time be issued upon conversion of the Series B Preferred in accordance with the terms thereof are hereby reserved for issuance upon such conversion out of the authorized but unissued shares of Common Stock.

On April 28, 2009, the Company issued 4,000 shares of its common stock for services.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

The results for the quarter ended March 31, 2009 reflect a strong improvement in our gross margins, along with a decrease in operating costs, as compared to the prior year period.  Our focus has been to minimize price discounting and allowances, and to lower our costs of materials and production.  This has produced strong margin improvement.  During the quarter, we introduced our new Orange Cream Soda product, and we believe that sales of this beverage will increase rapidly.  We have held our operating costs down, which has minimized our losses from operations, and we believe that we will operate profitably throughout our busy summer season and fiscal year.

Results of Operations

Three months ended March 31, 2009 Compared to Three months ended March 31, 2008

Sales of $3,417,000 for the three months ended March 31, 2009 represented a decrease of 4%, as compared to the prior year same period.  Generally, over 90% of our sales are split evenly between our two most significant product lines, Reed’s Ginger Brews and Virgil’s sodas, during both 2009 and 2008.  The overall sales level reflects increases in several new and existing ongoing accounts, offset by decreases due to special promotions that occurred in 2008 that did not reoccur in 2009, as well as the effects of the current adverse economy.  During the prior year period, the Company had announced a price increase, which created strong buying by several distributors in anticipation of the increase.

Cost of Goods Sold

Cost of goods sold consists primarily of the costs of our ingredients, packaging, production and freight.  Cost of goods sold decreased by 16% to $2,570,000 during the three months ended March 31, 2009 from $3,044,000 in 2008.  Our costs of sales have been favorably impacted by reduced fuel costs and lower commodity prices on certain ingredients.   In late 2009, we negotiated reductions in our co-packing fees, which decreased our per-unit cost of goods sold in 2009.  We are also producing higher portions of our products at our own facility in Los Angeles, which is anticipated to lower our per-unit costs and improve our margins.  We are also currently negotiating for significant reductions in glass costs.

Gross Profit

Our gross profit increased to $847,000 in the three months ended March 31, 2009, from $520,000 in 2008, an increase of $327,000 or 63%.  The gross profit as a percentage of sales improved to 25% in 2009, from 15% in 2008.  This gross profit margin increase is primarily due to price increases in the second quarter of 2008, where we have raised prices on the Reed’s Ginger Brew line by approximately 20% bringing it more in line with our competitors in the natural soda category. In addition, we have improved our systems to track and manage the approval and use of promotions and discounting, resulting in higher effective prices and net gross margins. Finally, we have renegotiated our production costs from our largest co-packer as described above.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs decreased to $659,000 in the three months ended March 31, 2009 from $1,124,000 in 2008, a net decrease of $465,000 or 41%.  The decrease is primarily due to decreases in compensation and travel costs of $626,000; offset by an increase in advertising and trade show promotions of $22,000.

Our strategic direction in sales is to focus on our product placements in our estimated 10,500 supermarkets nationwide. This strategy replaces our strategy in 2008 that focused on both the supermarkets and a direct store delivery (DSD) effort.  As a result, our sales organization has been reduced by 16 compared to the level we had in 2008. We have found that the most effective sales efforts are to grocery stores.  We feel that the trend in grocery stores to offer their customers natural products can be served with our products.  Our sales personnel are leveraging our success at natural food grocery stores to establish new relationships with mainstream grocery stores.

General and Administrative Expenses

General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased to $603,000 during the three months ended March 31, 2009 from $1,330,000 in the same period of 2008, a net decrease of $727,000 or 55%. The decrease in 2009 is primarily due to a decrease in professional fees expense of $251,000 and a decrease in compensation and related costs of $175,000. In the 2008 period, we had a one-time non cash expense of approximately $300,000 for professional consulting services, for which we issued stock.
We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Loss from Operations

Our loss from operations decreased to $415,000 in the three months ended March 31, 2009 from $1,934,000 in the same period of 2008.  The improvement of $1,519,000 was due to increased margins and lower costs of marketing.

Interest Expense

Interest expense increased to $83,000 in the three months ended March 31, 2009, compared to interest expense of $57,000 in 2008.  The increase is due to the increased borrowing under a long-term mortgage, secured by our buildings; and under a line of credit agreement with First Capital LLC, secured primarily by our inventory and accounts receivable.

Liquidity and Capital Resources

As of March 31, 2009, we had an accumulated deficit of $15,417,000 and we had working capital of $515,000, compared to an accumulated deficit of $14,919,000 and working capital of $636,000 at December 31, 2008. Cash and cash equivalents were $108,000 as of March 31, 2009, as compared to $229,000 at December 31, 2008. This decrease in our working capital and cash position was primarily attributable to our net loss. In addition to our cash position on March 31, 2009, we had availability under our line of credit of approximately $90,000.

Our decrease in cash and cash equivalents to $108,000 at March 31, 2009 compared to $229,000 at December 31, 2008 was the result of $18,000 used in operating activities; $1,000 used in investing activities; and $102,000 used in financing activities.

The measures that we have taken in late 2008 to lower our cost of goods are yielding current improvements in gross margins of approximately 10% over the 2008 period.  We also have initiatives underway to improve our glass costs as well as additional reductions in co-packing costs.  At the current sales run rates and prices, we believe that our Company will operate at profitable levels in 2009.

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

Net cash used in operations during 2009 was $18,000 compared with $1,496,000 used in operations during the same period in 2008.   Cash used in operations during 2009 was primarily due to the net loss in period and to an increase in prepaid costs, as compared to the same prior year period.

Net cash used in investing activities of $1,000 during 2009 compared with $82,000 during 2008 is primarily the result of equipment purchases.

Net cash used in financing activities of $102,000 during 2009 was primarily due to principal payments on debt. During the same period in 2008, we derived net proceeds from the refinancing of our land and buildings of $1,770,000 , offset by principal payments on debt of $789,000. Our line of credit lender is a privately held, Senior Secured Commercial Lender. Our lender has communicated to us that they are financially secure and have over $1 billion dollars in assets with approximately 20% of equity capital. They communicated that they have adequate lines of credits in place with banks to achieve their business goals. They communicated that there are no requirements in place for them to repurchase any of their outstanding stock. Based on these communications, we believe that our lending source will be able to fund the full extent of our line of credit, should we meet the requirements for such funding.

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

During May 2009, we entered into escrow to sell our two buildings located in Los Angeles.  Concurrently, we have entered into a 15-year lease agreement with the buyer of the buildings. The proceeds from the sale of the buildings will be applied to payoff the mortgage financing related to the property, as well as to payoff the outstanding debt under our revolving line of credit, which is secured primarily by our accounts receivable and inventory.  While the terms of the sale and lease agreements may be subject to changes prior to the close of escrow, we believe that there is a strong probability that the transactions will be completed by the end of May 2009, or shortly thereafter.

Critical Accounting Policies and Estimates

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

Revenue Recognition.  Revenue is recognized on the sale of a product when the product is shipped, which is when the risk of loss transfers to our customers, and collection of the receivable is reasonably assured.  A product is not shipped without an order from the customer and credit acceptance procedures performed.  The allowance for returns is regularly reviewed and adjusted by management based on historical trends of returned items. Amounts paid by customers for shipping and handling costs are included in sales. The Company reimburses its wholesalers and retailers for promotional discounts, samples and certain advertising and promotional activities used in the promotion of the Company’s products. The accounting treatment for the reimbursements for samples and discounts to wholesalers results in a reduction in the net revenue line item. Reimbursements to wholesalers and retailers for certain advertising and promotional activities are included in the advertising, promotional and selling expenses line item.

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

In accordance with SFAS No. 142, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the three months ended March 31, 2009 or March 31, 2008.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the three months ended March 31, 2009 or March 31, 2008.

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

We believe there have been no significant changes, during the three month period ended March 31, 2009, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis or Plan of Financial Condition and Results of Operations in their Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In December 2007, Financial Accounting Standards Board (FASB) Statement 141R, “Business Combinations (revised 2007)” (SFAS 141R”) was issued.  SFAS 141R replaces SFAS 141 “Business Combinations”.  SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The effective date, as well as the adoption date for the Company was January 1, 2009.  Although SFAS 141R may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical financial statements at the time of adoption.

In April 2008 the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FST 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The effective date, as well as the adoption date for the Company was January 1, 2009.  Although FSP 142-3 may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical financial statements at the time of adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 requires: (a) noncontrolling interests in subsidiaries to be separately presented within equity; (b) consolidated net income to be adjusted to include the net income attributable to a noncontrolling interest; (c) consolidated comprehensive income to be adjusted to include the comprehensive income attributed to a noncontrolling interest; (d) additional disclosures; and (e) a noncontrolling interest to continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The effective date, as well as the adoption date for the Company was January 1, 2009.  Although SFAS 160 may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical financial statements at the time of adoption.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. FAS 141(R)-1 amends and clarifies FASB Statement No. 141(R), to address application issues raised on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 is effective for the first annual reporting period on or after December 31, 2008. The impact of FSP No. FAS 141(R)-1 on the Company’s  financial statements will depend on the number and size of acquisition transactions, if any, engaged in by the company.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 157-4 requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with adoption of FSP FAS 157-4 will have a material effect on its financial statements and disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements for derivative instruments and hedging activities and is effective for fiscal years beginning after November 15, 2008. SFAS No. 161 became effective for the Company January 1, 2009. The impact of the adoption of SFAS No. 161 was not material to the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with adoption of FSP FAS 107-1 and APB 28-1 will have a material effect on its financial statements and disclosures.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 115-2 and FAS 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 115-2 and FAS 124-2 require comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with the adoption of FSP FAS 115-2 and FAS 124-2 will have a material effect on  its financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the first quarter of 2009 did not or are not believed to have a material impact on our present or future financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 11, 2009 52,420 shares of common stock were issued at the market value as payment of $65,000 due under a distribution agreement.  On February 17, 2009, 30,000 shares of common stock were issued at the market value as payment of $33,300 due under a consulting agreement.  Such transactions were transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

During May 2009, the Company entered into escrow to sell its two buildings located in Los Angeles.  Concurrently, the Company has entered into a 15-year lease agreement with the buyer of the buildings. The Company intends to apply the proceeds from the sale of the buildings to payoff the mortgage financing related to the property, as well as to payoff the outstanding debt under the Company’s revolving line of credit, which is secured primarily by the Company’s accounts receivable and inventory.  While the terms of the sale and lease agreements may be subject to changes prior to the close of escrow, Company Management believes that the transactions may be completed by the end of May 2009, or shortly thereafter.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reed’s, Inc. (Registrant)
Date: May 13, 2009	/s/ Christopher Reed
Christopher Reed
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2009	/s/ James Linesch
James Linesch Chief Financial Officer (Principal Financial Officer)