Form 10-Q
period 2009-06-30
REEDS INC
filed 2009-08-14
CIK 1140215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

________________________________________________________
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

Large Accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes   ☐   No  ☒
Yes  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 9,215,693 shares of Common Stock outstanding as of August 13, 2009.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S, INC.
CONDENSED BALANCE SHEETS
	June 30, 2009	December 31, 2008
ASSETS	(unaudited)
Current assets:
Cash	$421,000	$229,000
Inventory	3,375,000	2,837,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $97,000 as of June 30, 2009 and December 31, 2008	1,356,000	897,000
Prepaid and other current assets	178,000	68,000
Total Current Assets	5,330,000	4,031,000

Property and equipment, net of accumulated depreciation of $530,000 as of June 30, 2009 and $1,150,000 as of December 31, 2008	3,431,000	4,133,000
Brand names	800,000	800,000
Deferred offering costs	161,000	62,000
Deferred financing fees, net of amortization of $2,000 as of June 30, 2009 and $40,000 as of December 31, 2008	651,000	77,000
Total assets	$10,373,000	$9,103,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,372,000	$1,929,000
Lines of credit	974,000	1,354,000
Current portion of long term debt	-	16,000
Current portion of long term financing obligation	19,000	-
Accrued interest	33,000	-
Accrued expenses	108,000	96,000
Total current liabilities	3,506,000	3,395,000

Long term financing obligation, less current portion	3,022,000	-
Long term debt, less current portion	-	1,747,000
Total Liabilities	6,528,000	5,142,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $10 par value, 500,000 shares authorized, 46,621 shares outstanding at June 30, 2009 and 47,121 shares outstanding at December 31, 2008	466,000	471,000
Series B Convertible Preferred stock, $.0001 par value 9,200,693 shares authorized, no shares issued or outstanding at June 30, 2009 and December 31, 2008	-	-
Common stock, $.0001 par value, 19,500,000 shares authorized, 9,200,693 shares issued and outstanding at June 30, 2009 and 8,979,341 shares issued and outstanding at December 31, 2008	1,000	1,000
Additional paid in capital	19,691,000	18,408,000
Accumulated deficit	(16,313,000)	(14,919,000)
Total stockholders’ equity	3,845,000	3,961,000

Total liabilities and stockholders’ equity	$10,373,000	$9,103,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Sales	$4,214,000	$4,571,000	$7,631,000	$8,135,000
Cost of sales	3,114,000	3,302,000	5,684,000	6,346,000

Gross profit	1,100,000	1,269,000	1,947,000	1,789,000

Operating expenses:
Selling and marketing expense	548,000	1,051,000	1,207,000	2,175,000
General and administrative expense	670,000	659,000	1,273,000	1,990,000
Impairment of assets	641,000	-	641,000	-
Total operating expenses	1,859,000	1,710,000	3,121,000	4,165,000

Loss from operations	(759,000)	(441,000)	(1,174,000)	(2,376,000)

Interest income	-	-	-	1,000
Interest expense	(114,000)	(50,000)	(197,000)	(106,000)

Net loss	(873,000)	(491,000)	(1,371,000)	(2,481,000)

Preferred stock dividend	(23,000)	(24,000)	(23,000)	(24,000)

Net loss attributable to common stockholders	$(896,000)	$(515,000)	$(1,394,000)	$(2,505,000)

Loss per share – available to common stockholders - basic and diluted	$(0.10)	$(0.06)	$(0.15)	$(0.28)
Weighted average number of shares outstanding - basic and diluted	9,119,099	8,911,327	9,080,506	8,837,956

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months ended June 30, 2009
(unaudited)

	Common Stock		Preferred Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid–In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2008	8,979,341	$1,000	47,121	$471,000	$18,408,000	$(14,919,000)	$3,961,000
Fair Value of Common Stock issued for services	156,402	–	–	–	183,000	–	183,000
Conversion of preferred stock	2,000	–	(500)	(5,000)	5,000	–	–
Issuance of warrants in connection with financing obligation	–	–	–	–	653,000	–	653,000
Sale of common stock	50,000	–	–	–	150,000	–	150,000
Preferred stock dividend	12,950	–	–	–	23,000	(23,000)	–
Fair value vesting of options issued to employees	–	–	–	–	269,000		269,000
Net loss	–	–	–	–	–	(1,371,000)	(1,371,000)
Balance, June 30, 2009	9,200,693	$1,000	46,621	$466,000	$19,691,000	$(16,313,000)	$3,845,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,371,000)	$(2,481,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	239,000	165,000
Fair value of stock options issued to employees	269,000	(61,000)
Fair value of common stock issued for services	183,000	335,000
Impairment loss on assets	641,000	-
Changes in assets and liabilities:
Accounts receivable	(459,000)	(383,000)
Inventory	(538,000)	(711,000)
Prepaid expenses and other current assets	(109,000)	(43,000)
Accounts payable	443,000	774,000
Accrued expenses	12,000	22,000
Accrued interest	33,000	17,000
Net cash used in operating activities	(657,000)	(2,366,000)
Cash flows from investing activities:
Purchase of property and equipment	(99,000)	(159,000)
Net cash used in investing activities	(99,000)	(159,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	150,000	-
Proceed received from borrowings on long term debt	-	1,770,000
Principal repayments on long term debt	(1,763,000)	(792,000)
Proceeds received from long term financing obligation	3,056,000	-
Principal repayments on long term financing obligation	(15,000)	-
Net (repayments) borrowings on lines of credit	(380,000)	879,000
Payments for deferred finance fees	-	(35,000)
Payments for offering costs	(100,000)	-
Net cash provided by financing activities	948,000	1,822,000
Net increase (decrease) in cash	192,000	(703,000)
Cash at beginning of period	229,000	743,000
Cash at end of period	$421,000	$40,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$163,000	$90,000
Taxes	$-	-
Noncash investing and financing activities:
Preferred stock converted to common stock	$5,000	$10,000
Fair value of warrants granted for deferred financing fees	$653,000	$-
Common stock issued in settlement of preferred stock dividend	$23,000	24,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
Six Months Ended June 30, 2009 and 2008 (UNAUDITED)

1.     Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reeds, Inc. (the Company), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2009 and the results of operations and cash flows for the three and six months ended June 30, 2009 and 2008. The balance sheet as of December 31, 2008 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report, Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2009.

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

The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2009.

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

For the three and six months ended June 30, 2009 and 2008 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of the following as of:

	June 30,	June 30,
	2009	2008
Warrants	2,208,236	1,868,236
Preferred Stock	186,484	188,484
Options	740,000	652,500
Total	3,134,720	2,709,220

Recent Accounting Pronouncements

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 157-4 requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with adoption of FSP FAS 157-4 will have a material effect on the on its financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the six months ended June 30, 2009 did not or are not believed by management to have a material impact on the Company’s present or future financial position or results of operations.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the three and six months ended June 30, 2009.

During the six months ended June 30, 2009 and 2008, the Company had two customers, which accounted for approximately 17% and 32%, and 30% and 13% of sales, respectively. During the three months ended June 30, 2009 and 2008, the Company had two customers, which accounted for approximately 16% and 29%, and 13% and 29% of sales, respectively.  No other customers accounted for more than 10% of sales in either year. As of June 30, 2009, the Company had approximately $197,000 and $278,000, respectively, of accounts receivable from these customers.

Reclassifications

Certain amounts in the prior-year financial statements of $15,000 have been reclassified from deferred costs to deferred financing fees to conform with the current-year presentation.

2.     Long Term Financing Obligation

On June 15, 2009, the Company closed escrow on the sale of its two buildings and its brewery equipment and concurrently entered into a long-term lease agreement for the same property and equipment. In connection with the lease the Company has the option to repurchase the buildings and brewery equipment from 12 months after the commencement date to the end of the lease term at the greater of the fair market value or an agreed upon amount. Since the lease contains a buyback provision and other related terms, the Company determined it had continuing involvement that did not warrant the recognition of a sale; therefore, the transaction has been accounted for as a long-term financing.  The proceeds from the sale, net of transaction costs, have been recorded as a financing obligation in the amount of $3,056,000. Monthly payments under the financing agreement are recorded as interest expense and a reduction in the financing obligation at an implicit rate of 9.9%.  The financing obligation is personally guaranteed up to a limit of $150,000 by the principal shareholder and chief executive officer. In connection with the lease, the Company issued 340,000 warrants to purchase its common stock at $1.20 per share for five years. The 340,000 warrants were valued at $653,000, using the Black Scholes option pricing model with the following assumptions: strike price of $2.25; term of 5 years; volatility of 110.9%; expected dividends 0%; and discount rate of 2.15%. The warrants were recorded as deferred financing fees and are being amortized over 15 years, the term of the purchase option.

An impairment charge in the amount of $641,000 was recorded during the six months ended June 30, 2009 as it was determined that the carrying value of the buildings and brewery equipment was greater than the fair market value of those assets on the date of the transaction.

The aggregate amount due under the financing obligation at June 30, 2009 was $3,041,000.  Aggregate future obligations under the financing obligation are as follows:

Year
2010	$19,000
2011	47,000
2012	63,000
2013	80,000
2011	100,000
Thereafter	2,732,000
Total	$3,041,000

3.     Inventory

Inventory consists of the following at:

	June 30, 2009	December 31, 2008
Raw Materials	$1,214,000	$755,000
Finished Goods	2,161,000	2,082,000
	$3,375,000	$2,837,000

4.      Line of Credit

At June 30, 2009 and December 31, 2008, the aggregate amount outstanding under the line of credit was $974,000 and $1,354,000 respectively, and the Company had approximately $563,000 of availability on this line of credit at June 30, 2009. Interest accrues and is paid monthly on outstanding loans under the credit facility at a rate equal to 7.75% per annum plus the greater of 2% or the LIBOR rate (9.75% at June 30, 2009). Borrowings under the credit facility are secured by all of the Company's assets.  The agreement terminates May 2010, and the Company is subject to an early termination fee if the loan is terminated before such date.  The loan is secured by all of the business assets of the Company and is personally guaranteed by the principal shareholder and Chief Executive Officer.

On June 11, 2009, the loan agreement was amended to allow the sale of two buildings and the brewery equipment (see Note 1).  The maximum credit limit was reduced to $2 million and an additional reserve of $350,000 was applied to the eligible collateral under the agreement.

The Company is required to comply with a number of affirmative, negative and financial covenants.  As of June 30, 2009, the Company was in compliance with these covenants.

5.     Stockholders’ Equity

During the six months ended June 30, 2009, the Company issued 156,402 shares of common stock in exchange for consulting and legal services.  The value of the stock was based on the closing price of the stock on the issuance or agreed upon date.  The total value of shares issued for services was $183,000.  During the period ended June 30, 2009, the Company also sold 50,000 shares of common stock for $3.00 per share or $150,000, granted a stock dividend on its preferred stock of 12,950 common shares valued at $23,000 in accordance with the dividend provision of the preferred stock agreement, and issued 2,000 shares of common stock resulting from the conversion of 500 shares of preferred stock.

On April 23, 2009, the Board of Directors of the Company approved a new class of Preferred Stock for the purpose of selling the Preferred stock in the Corporation’s rights offering.  The Preferred Stock is designated as Series B Convertible Preferred Stock, with a number of shares equal to the maximum number of shares of the Corporation’s Common Stock, par value $.0001 per share, that may from time to time be issued upon conversion of the Series B Preferred in accordance with the terms thereof which are hereby reserved for issuance upon such conversion out of the authorized but unissued shares of Common Stock.

6.     Stock Based Compensation

Stock Options

During the six months ended June 30, 2009, the Company issued 120,000 options to its employees.  On March 6, 2009, the Company repriced 420,000 employee and director options to an exercise price of $0.75.  Such options had previously been issued at exercise prices between $1.99 per share and $8.50 per share.  The total increase in stock compensation expense, as a result of the repricing, was $81,000; of which $36,000 was recognized in the six months ended June 30, 2009.  Total stock-based compensation recognized on the Company’s statement of operations for the three and six months ended June 30, 2009 was $122,000 and $269,000, respectively.  As of June 30, 2009, the aggregate value of unvested options was $457,000, which will vest over an average period of three years.  There were no stock options exercised in the six months ended June 30, 2009.  Stock options granted under our equity incentive plans vest over 2 to 3 years from the date of grant, ½ and 1/3 per year, respectively; and generally expire 5 years from the date of grant.

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model.  The weighted average grant date fair value of options granted during the six months ended June 30, 2009 was $0.66.

The following weighted average assumptions were used to value option grants:

Six Months Ended June 30, 2009
Expected volatility	89%- 97%
Expected dividends	—
Expected average term (in years)	2.82
Risk free rate- average	1.72%
Forfeiture rate	0%

The following table summarizes stock option activity for the six months ended June 30, 2009:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	702,500	$3.55
Granted	120,000	$1.18
Exercised	—	—
Forfeited or expired	(82,500)	$3.06
Outstanding at June 30, 2009	740,000	$1.70	3.3	$539,000
Exercisable at June 30, 2009	247,167	$2.50	2.7	$158,000

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s stock, which was $1.80 as of June 30, 2009.

The following table summarizes information about stock options at June 30, 2009:

	Options Outstanding at June 30, 2009			Options Exercisable at June 30, 2009
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $1.99	590,000	3.74	$0.89	150,833	$0.75
$2.00 - $4.99	100,000	1.48	$3.60	90,000	$3.56
$5.00 - $6.99	-	-	-	-	-
$7.00 - $8.50	50,000	2.93	$7.55	33,334	$7.55
	740,000			274,167

Stock Warrants

On April 23, 2009, 200,000 warrants were re-priced to $1.35 from a weighted average price of $2.77.  Since these are performance-based warrants and no performance criteria have been met as of June 30, 2009, no expense was recognized in the re-pricing of these warrants. On May 7, 2009, the Company granted 340,000 warrants in connection with a long-term financing obligation that was valued at 653,000 (see Note 2).

The following table summarizes stock warrant activity for the six months ended June 30, 2009:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	1,868,236	$5.41
Granted	340,000	$1.20
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2009	2,208,236	$4.65	2.6	$ 294,000
Exercisable at June 30, 2009	2,008,236	$4.98	2.5	$ 204,000

The following table summarizes information about warrants at June 30, 2009:

	Warrants Outstanding at June 30, 2009			Warrants Exercisable at June 30, 2009
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $1.99	540,000	4.53	$1.26	340,000	$1.20
$2.00 - $4.99	553,241	0.34	$2.81	553,241	$2.81
$5.00 - $6.99	365,000	2.68	$6.60	365,000	$6.60
$7.00 - $8.50	749,995	2.96	$7.50	749,995	$7.50
	2,208,236			2,008,236

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s stock, which was $1.80 as of June 30, 2009.

7.      Related Party Transactions

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

8.     Subsequent Event

In July 2009, the Company entered into two lease agreements covering equipment purchased to upgrade its brewery in the aggregate amount of approximately $78,000.  The Company is planning additional purchases of approximately $70,000 in equipment for its brewery.

On June 11, 2009, the Company entered into a Letter of Intent to purchase the assets of Sonoma Cider Mill, Inc. for approximately $250,000.  The definitive terms of this agreement are under negotiation and the acquisition of this company is anticipated to be completed in the next fiscal quarter.

On July 20, 2009, the Company issued 15,000 shares of common stock in exchange for consulting and legal services.  The value of the stock was based on the closing price of the stock on the issuance date.  The total value of shares issued for services was $29,000.

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

Overview

The results for the quarter ended June 30, 2009 reflect our continued reduction in our costs of goods sold, along with a decrease in operating costs, as compared to the prior year period amount of $4,571,000.  Price discounting has eroded our gross margins, as a percentage of sales, in the second quarter; however, our year-to-date gross margins are ahead of the prior year period.  During the second half of the fiscal year, we believe that margins will be consistent with the first half of the year.  At this time, we are aggressively pursuing opportunities to produce and sell private label products that will boost our revenues during the 4th quarter.

Results of Operations

Three months ended June 30, 2009 Compared to Three months ended June 30, 2008

Sales of $4,214,000 for the three months ended June 30, 2009 represented a decrease of 8% or $348,000, as compared to the prior year same period amount of $4,571,000.  The decrease in revenues is primarily due to a promotional program in 2008, covering our 5-liter “party kegs” of root beer, which did not recur in 2009; resulting in $588,000 lower sales of that product.  The volume of our primary 12-ounce products delivered in 2009 was approximately 20% higher overall than the same 2008 period. The increase in volume was offset by lower effective sales prices per unit realized on the 2009 sales over the 2008 sales.  In 2009, our promotional discounts and costs were higher in relation to our invoiced sales than in 2008, and such costs are recorded as a reduction in sales.  We have increased our promotional discounts and allowances as a marketing strategy in the struggling economy.  The average sales price per unit is also impacted by the sales volume mix among certain customers and their respective pricing.

Cost of Goods Sold

Cost of goods sold consists primarily of the costs of our ingredients, packaging, production and freight.  Cost of goods sold decreased by 6% to $3,114,000 during the three months ended June 30, 2009 from $3,302,000 in 2008.  Our costs of sales on a per-unit basis are approximately 20% lower in the 2009 three month period, over the same prior year period, due to lower commodity prices on certain ingredients and reduced co-packing fees.   In late 2008, we negotiated reductions in our co-packing fees, which decreased our per-unit cost of goods sold in 2009.  We are also currently negotiating significant reductions in glass costs, and anticipate further reductions in our cost of goods sold.

Gross Profit

Our gross profit decreased to $1,100,000 in the three months ended June 30, 2009, from $1,269,000 in 2008, a decrease of $169,000 or 13%.  The gross profit as a percentage of sales decreased to 26% in 2009, from 28% in 2008.  This gross profit margin decrease is primarily due to the effective average price decreases described above, partially offset by reduced costs of goods sold.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs decreased to $548,000 in the three months ended June 30, 2009 from $1,051,000 in 2008, a net decrease of $503,000 or 48%.  The decrease is primarily due to decreases in compensation and travel costs of $320,000, decreases in advertising promotion and trade shows of $334,000, and decreases in facilities-related costs of $23,000; offset by an increase in stock option expense of $175,000.

Our strategic direction in sales is to focus on our product placements in our estimated 10,500 supermarkets nationwide. This strategy replaces our strategy in 2008 that focused on both the supermarkets and a direct store delivery (DSD) effort.  As a result, our sales organization has been reduced by 16 compared to the level we had in 2008. We have found that our most effective sales efforts are to grocery stores.  We feel that the trend in grocery stores to offer their customers natural products can be served with our products.  Our sales personnel are leveraging our success at natural food grocery stores to establish new relationships with mainstream grocery stores.

General and Administrative Expenses

General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $670,000 during the three months ended June 30, 2009 from $659,000 in the same period of 2008, a net increase of $11,000 or 2%. The increase in 2009 is primarily due to an increase in facilities-related costs of $62,000, and an increase in compensation costs of $17,000; offset by a decrease in professional fees expense of $49,000 and a decrease in stock option expense of $19,000.

We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Impairment Loss

In connection with the sale of our buildings and brewery equipment in June 2009, and the concurrent lease-back of the same property and equipment, we recognized an impairment loss on the assets of $641,000.  The loss recognized from impairment is a result of the net carrying values of the assets at the time of sale, in relation to the market value of the property.

Loss from Operations

Our loss from operations increased to $759,000 in the three months ended June 30, 2009 from $441,000 in the same period of 2008.  The 2009 loss is substantially a result of the impairment loss described above.

Interest Expense

Interest expense increased to $114,000 in the three months ended June 30, 2009, compared to interest expense of $50,000 in the same period of 2008.  The increase is due to the increased borrowing under a long-term mortgage, secured by our buildings; and under a line of credit agreement with First Capital LLC, secured primarily by our inventory and accounts receivable.

Six months ended June 30, 2009 Compared to Six months ended June 30, 2008

Sales of $7,631,000 for the six months ended June 30, 2009 represented a decrease of 6% or $504,000, as compared to the 2008 same period amount of $8,135,000.  The decrease in revenues is primarily due to a promotional program in 2008, covering our 5-liter “party kegs” of root beer, which did not recur in 2009; resulting in $815,000 lower sales of that product.  The volume of our primary 12-ounce products delivered in 2009 was approximately 12% higher overall than the same 2008 period. The increase in volume was offset by lower average sales prices per unit realized on the 2009 sales over the 2008 sales.

Cost of Goods Sold

Cost of goods sold consists primarily of the costs of our ingredients, packaging, production and freight.  Cost of goods sold decreased by 10% to $5,684,000 during the six months ended June 30, 2009 from $6,346,000 in 2008.  Our costs of sales on a per-unit basis are approximately 20% lower in the 2009 six month period, over the same prior year period, due to lower commodity prices on certain ingredients and reduced co-packing fees.   In late 2008, we negotiated reductions in our co-packing fees, which decreased our per-unit cost of goods sold in 2009.  We are also currently negotiating for significant reductions in glass costs, and anticipate further reductions in our cost of goods sold.

Gross Profit

Our gross profit increased to $1,947,000 in the six months ended June 30, 2009, from $1,789,000 in 2008, an increase of $158,000 or 9%.  The gross profit as a percentage of sales increased to 26% in 2009, from 22% in 2008.  This gross profit margin increase is primarily due to reduced costs of goods sold; partially offset by effective average sales price decreases.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs decreased to $1,207,000 in the six months ended June 30, 2009 from $2,175,000 in 2008, a net decrease of $968,000 or 45%.  The decrease is primarily due to decreases in compensation and travel costs of $947,000, decreases in advertising promotion and trade shows of $316,000, and decreases in facilities-related costs of $18,000; offset by an increase in stock option expense of $313,000.

Our strategic direction in sales is to focus on our product placements in our estimated 10,500 supermarkets nationwide. This strategy replaces our strategy in 2008 that focused on both the supermarkets and a direct store delivery (DSD) effort.  As a result, our sales organization has been reduced by 16 compared to the level we had in 2008. We have found that our most effective sales efforts are to grocery stores.  We feel that the trend in grocery stores to offer their customers natural products can be served with our products.  Our sales personnel are leveraging our success at natural food grocery stores to establish new relationships with mainstream grocery stores.

General and Administrative Expenses

General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased to $1,273,000 during the six months ended June 30, 2009 from $1,990,000 in the same period of 2008, a net decrease of $717,000 or 37%. The decrease in 2009 is primarily due to a decrease in professional fees expense of $299,000 and a decrease in compensation costs of $463,000; offset by an increase in facilities-related costs of $27,000, and an increase in stock option expense of $18,000. In the 2008 period, we had a one-time non cash expense of approximately $300,000 for professional consulting services, for which we issued stock.

We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Impairment Loss

In connection with the sale of our buildings and brewery equipment in June 2009, and the concurrent lease-back of the same property and equipment, we recognized an impairment loss on the assets of $641,000.  The loss recognized from impairment is a result of the net carrying values of the assets at the time of sale, in relation to the market value of the property.

Loss from Operations

Our loss from operations decreased to $1,174,000 in the six months ended June 30, 2009 from $2,376,000 in the same period of 2008.  The 2009 loss is substantially a result of the impairment loss described above, and to operating losses during the first quarter 2009.

Interest Expense

Interest expense increased to $197,000 in the six months ended June 30, 2009, compared to interest expense of $106,000 in the same period of 2008.  The increase is due to the increased borrowing under a long-term mortgage, secured by our buildings; and under a line of credit agreement with First Capital LLC, secured primarily by our inventory and accounts receivable.

Liquidity and Capital Resources

As of June 30, 2009, we had shareholders equity of $3,845,000 and we had working capital of $1,824,000, compared to shareholders equity of $3,961,000 and working capital of $636,000 at December 31, 2008. Cash and cash equivalents were $421,000 as of June 30, 2009, as compared to $229,000 at December 31, 2008. This increase in our working capital and cash position was primarily attributable to the proceeds from the sale of our buildings and equipment, net of the repayment of long-term debt.  In addition to our cash position on June 30, 2009, we had availability under our line of credit of approximately $563,000.

Our increase in cash and cash equivalents to $421,000 at June 30, 2009 compared to $229,000 at December 31, 2008 was the result of $657,000 used in operating activities; $99,000 used in investing activities; and $948,000 provided by financing activities.

We believe that the Company has a number of options for gaining the necessary working capital in 2009 needed to fund our seasonality, product launches and other growth plans.  Our primary capital source will be cash flow from operations.  We are also investigating improved working capital loans that more fully value our assets for collateral.  We may raise a limited amount of funds through a combination of equity and debt; however, we’d prefer to wait until our stock has a better market value so that we minimize dilution.  We believe that the Company can become leaner if our sales goals do not materialize, and that our costs can be managed to produce profitable operations.  Historically, we have financed our operations primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution, and cash generated from operations.

Net cash used in operations during 2009 was $657,000 compared with $2,366,000 used in operations during the same period in 2008.   Cash used in operations during 2009 was primarily due to the net loss in period and to an increase in accounts receivable, prepaid costs and inventory offset by an increase in accounts payable.

Net cash used in investing activities of $99,000 during 2009 compared with $159,000 during 2008 is primarily the result of equipment purchases.

Net cash provided by financing activities of $948,000 during 2009 was primarily due to proceeds from the sale of our buildings and equipment of $3,056,000 and the sale of common stock of $150,000 offset by principal payments on long-term debt of $1,763,000 and principal payments on the line of credit of $380,000. During the same period in 2008, we derived net proceeds from the refinancing of our land and buildings of $1,770,000 , offset by principal payments on debt of $792,000. Our line of credit lender is a privately held, Senior Secured Commercial Lender. Our lender has communicated to us that they are financially secure and have over $1 billion dollars in assets with approximately 20% of equity capital. They communicated that they have adequate lines of credits in place with banks to achieve their business goals. They communicated that there are no requirements in place for them to repurchase any of their outstanding stock. Based on these communications, we believe that our lending source will be able to fund the full extent of our line of credit, should we meet the requirements for such funding.

On June 15, 2009, we closed escrow on the sale of our two buildings and our brewery equipment and concurrently entered into a long-term lease agreement for the same property and equipment. In connection with the lease we have the option to repurchase the buildings and brewery equipment from 12 months after the commencement date to the end of the lease term at the greater of the fair market value or an agreed upon amount. Since the lease contains a buyback provision and other related terms, we determined that we had continuing involvement that did not warrant the recognition of a sale; therefore, the transaction has been accounted for as a long-term financing.  The proceeds from the sale, net of transaction costs, have been recorded as a financing obligation in the amount of $3,056,000. Monthly payments under the financing agreement are recorded as interest expense and a reduction in the financing obligation at an implicit rate of 9.9%. The financing obligation is personally guaranteed by the principal shareholder and chief executive officer.

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

In accordance with SFAS No. 142, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the six months ended June 30, 2009 or June 30, 2008.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the six months ended June 30, 2009 or June 30, 2008.

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

We believe there have been no significant changes, during the six month period ended June 30, 2009, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis or Plan of Financial Condition and Results of Operations in their Annual Report on Form 10-K for the year ended December 31, 2008.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 157-4 requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with adoption of FSP FAS 157-4 will have a material effect on the on its financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the six months ended June 30, 2009 did not or are not believed to have a material impact on our present or future financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K at December 31, 2008.

Changes in Internal Control over Financial Reporting. In our Form 10-K at December 31, 2008, we identified certain matters that constitute material weaknesses (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal control over financial reporting as discussed on Management’s Report on Internal Control Over Financial Reporting.  We are undergoing ongoing evaluation and improvements in our internal control over financial reporting.  Regarding our identified weaknesses, we have performed the following remediation efforts:

Insufficient disaster recovery or backup of core business functions.  .  We have installed a remote server running the software programs used for our financial reporting processes, so that we can quickly recover our backup data and use it at a remote location, in the event of a disaster.

Lack of segregation of duties.   We now have separate individuals performing purchasing, accounts payable processing, and bank reconciliations.  Our Chief Financial Officer supervises and reviews the month end closing process.  Our Chief Operating Officer oversees the cash disbursements.  Checks are signed by the Chief Executive Officer.  At this time, we believe that we have established adequate segregation of duties to the extent possible with our small staff size.

Lack of documented and reviewed system of internal control.  We have started to review and document our internal controls and we are also currently updating our risk assessment and preparing to test our systems.  This process will continue over the next two quarters.

 There was no other change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 11, 2009 52,420 shares of unregistered common stock were issued at the market value for an aggregate value of $65,000 as compensation for services payable under a distribution agreement.  On June 9, 2009, 16,671 shares were issued for $18,000 in services.  On May 13, 2009, 2,000 common shares were issued in conversion of 500 shares of preferred stock.  On July 27, 2009 12,950 shares were issued as settlement of the preferred stock dividend in the amount of $23,000.  Such transactions were transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with the Company.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6. Exhibits

Exhibit No.	Description
10.1	Standard Offer, Agreement, and Escrow Instructions for Purchase of Real Estate dated April 23, 2009, as amended.*
10.2	Standard Industrial Commercial Lease Agreement dated May 7, 2009, as amended.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reed’s, Inc. (Registrant)
Date: August 14, 2009	/s/ Christopher J. Reed
Christopher J. Reed
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2009	/s/ James Linesch James Linesch
Chief Financial Officer (Principal Financial Officer)