Form 10-Q/A
period 2009-06-30
REEDS INC
filed 2009-08-18
CIK 1140215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory note

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (the “Form 10-Q”) is to file Exhibits 10.1 and 10.2 to the Form 10-Q.  We are therefore, refiling Item 6 of Part II.   The original Form 10-Q was filed with the Securities and Exchange Commission on August 14, 2009 and these exhibits were inadvertently omitted from the original filing.  No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.

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

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reed’s, Inc. (Registrant)
Date: August 18, 2009	/s/ Christopher J. Reed
Christopher J. Reed
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2009	/s/ James Linesch James Linesch
Chief Financial Officer (Principal Financial Officer)