Form 10-K/A
period 2008-12-31
REEDS INC
filed 2009-08-19
CIK 1140215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2008 was $12,120,000

9,215,693 common shares, $.001 par value, were outstanding on August 17, 2009.

EXPLANATORY NOTE

In this Amendment No. 1 to Form 10-K (the “Amendment”), we are amending Part II, Item 9A, Controls and Procedures of our Form 10-K for the period ended December 31, 2008, originally filed on March 27, 2009 (“Form 10-K”). Our Amendment clarifies our disclosures and states our revised conclusion that our disclosure controls and procedures were ineffective as of December 31, 2008 due to material weaknesses in our internal control over financial reporting which were identified in our Form 10-K.  Despite material weaknesses in our internal control over financial reporting, we believe that the financial statements included in our Form 10-K fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented. See Part II, Item 9A of this Amendment for additional information.

Except as expressly noted herein, this Amendment does not amend any other information set forth in the Form 10-K, and we have not updated disclosures contained therein to reflect any events that occurred subsequent to the date of such report. In addition, in connection with the filing of this Amendment and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the certifications of our chief executive officer and chief financial officer are attached as exhibits to this Amendment.

Part II.

Item 9A.   Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act) as of December 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described below.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal control consists of procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

We identified certain matters that constitute material weakness (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal control over financial reporting as discussed on Management’s Report on Internal Control Over Financial Reporting below.

In light of the material weaknesses in internal control over financial reporting described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Despite material weaknesses in our internal control over financial reporting, we believe that the financial statements included in our Form 10-K for the period ended December 31, 2008 fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process, under the supervision of our Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. Our system contains self monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Our CEO and CFO conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based upon that assessment, we have identified the following material weaknesses and have implemented the following remediation of material weaknesses in internal control over financial reporting:

Insufficient disaster recovery or backup of core business functions

Inadequate backup or our critical data and software used by our business could cause loss of financial data and business interruptions, should a disaster occur.  We have implemented regular backup procedures for our data relating to our financial reporting, which include off-site storage.  We are planning to also install a remote server running the software programs used for our financial reporting processes, so that we can quickly recover our backup data and use it at a remote location, in the event of a disaster.  We anticipate this additional measure to be completed in the next quarter.

Lack of segregation of duties

We have limited staff in our corporate offices and, as such, there is a lack of segregation of duties.  With the resignation of our Chief Financial Officer in April 2008, our Chief Executive Officer assumed the duties of both President and Chief Financial Officer.  Many functions, including purchasing, accounts payable, bank reconciliations and month end closings, have not been adequately segregated.  In January 2009, we hired a Chief Financial Officer, adding to the management oversight of financial accounting processes.  We now have separate individuals performing purchasing, accounts payable processing, and bank reconciliations.  Our Chief Financial Officer supervises and reviews the month end closing process.  Our Chief Operating Officer oversees the cash disbursements.  Checks are signed by the Chief Executive Officer.  At this time, we believe that we have established adequate segregation of duties to the extent possible with our small staff size.  The close supervision and oversight by management also mitigates the remaining weakness in our internal control resulting from a lack of segregation of duties.

Lack of documented and reviewed system of internal control

We have an internal control weakness due to the lack of a documented and reviewed system of internal control.  We have determined that to perform the processes and remediate this internal control deficiency, we will either need to engage an internal control consultant or reassign existing personnel.  We have started to enhance some of our key internal control systems surrounding inventory purchasing and control, and to document those changes; however, this process is on-going and the implementation of policies and procedures may take several quarters.

As a result of the material weaknesses described above, management concluded that, as of December 31, 2008, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part IV.

Item 15.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Reed’s, Inc. (Registrant)
Date: August 18, 2009	/s/ Christopher Reed
Christopher Reed
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2009	/s/ James Linesch James Linesch
Chief Financial Officer (Principal Financial Officer)