Form 10-Q/A
period 2009-03-31
REEDS INC
filed 2009-08-19
CIK 1140215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____ to ____
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Yes  No
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

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐
Yes  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 9,215,693 shares of Common Stock outstanding as of August 17, 2009.

EXPLANATORY NOTE

In this Amendment No. 1 to Form 10-Q (“Amendment”), we are amending Part 1, Item 4T, Controls and Procedures of our Form 10-Q originally filed on May 13, 2009 (“Form 10-Q”).  Our Amendment clarifies our disclosures and states our revised conclusion that our disclosure controls and procedures were ineffective as of March 31, 2009 due to material weaknesses in our internal control over financial reporting which were identified in our Form 10-K for the period ended December 31, 2008.   In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Except as described above, no other modifications or changes have been made to the Form 10-Q as originally filed or the exhibits filed therewith. Other events occurring after the filing of the Form 10-Q or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of the Form 10-Q.

Part I
Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K at December 31, 2008, as amended on  Form 10K/A on August 18, 2009.

Changes in Internal Control over Financial Reporting. In our Form 10-K at December 31, 2008, , as amended on Form 10K/A on August 18, 2009we identified certain matters that constitute material weaknesses (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal control over financial reporting as discussed on Management’s Report on Internal Control Over Financial Reporting.  We are undergoing ongoing evaluation and improvements in our internal control over financial reporting.  Regarding our identified weaknesses, we have performed the following remediation efforts:

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

Lack of documented and reviewed system of internal control.  We have started to review and document our internal control and we are also currently updating our risk assessment and preparing to test our systems.  This process will continue over the next two quarters.

There was no other change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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