Form 10-Q/A
period 2009-03-31
REEDS INC
filed 2009-08-21
CIK 1140215

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

Reed’s, Inc. (Registrant)
Date: August 21, 2009	/s/ Christopher Reed
Christopher Reed
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2009	/s/ James Linesch James Linesch
Chief Financial Officer (Principal Financial Officer)