Form 10-Q
period 2009-09-30
REEDS INC
filed 2009-11-13
CIK 1140215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 9,597,877 shares of Common Stock outstanding as of November 13, 2009.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

REED’S, INC.
CONDENSED BALANCE SHEETS

	September 30, 2009	December 31, 2008
ASSETS	(unaudited)
Current assets:
Cash	$76,000	$229,000
Inventory	3,176,000	2,837,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $97,000 as of September 30, 2009 and December 31, 2008	1,375,000	897,000
Prepaid and other current assets	226,000	68,000
Total Current Assets	4,853,000	4,031,000

Property and equipment, net of accumulated depreciation of $624,000 as of September 30, 2009 and $1,150,000 as of December 31, 2008	3,641,000	4,133,000
Brand names	800,000	800,000
Deferred offering costs	177,000	62,000
Deferred financing fees, net of amortization of $13,000 as of September 30, 2009 and $40,000 as of December 31, 2008	660,000	77,000
Total assets	$10,131,000	$9,103,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,758,000	$1,929,000
Lines of credit	1,447,000	1,354,000
Current portion of long term debt	-	16,000
Current portion of long term financing obligation	37,000	-
Current portion capital leases	23,000	-
Accrued interest	25,000	-
Accrued expenses	96,000	96,000
Total current liabilities	3,386,000	3,395,000

Long term financing obligation, less current portion	3,011,000	-
Capital leases payable, less current portion	136,000	-
Long term debt, less current portion	-	1,747,000
Total Liabilities	6,533,000	5,142,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $10 par value, 500,000 shares authorized, 46,621 shares outstanding at September 30, 2009 and 47,121 shares outstanding at December 31, 2008	466,000	471,000
Series B Convertible Preferred stock, $.0001 par value, 1,846,738 shares authorized, no shares issued or outstanding at September 30, 2009 and December 31, 2008	-	-
Common stock, $.0001 par value, 19,500,000 shares authorized, 9,233,688 shares issued and outstanding at September 30, 2009 and 8,979,341 shares issued and outstanding at December 31, 2008	1,000	1,000
Additional paid in capital	19,846,000	18,408,000
Accumulated deficit	(16,715,000)	(14,919,000)
Total stockholders’ equity	3,598,000	3,961,000

Total liabilities and stockholders’ equity	$10,131,000	$9,103,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Sales	$4,027,000	$4,233,000	$11,658,000	$12,368,000

Cost of sales	3,038,000	2,938,000	8,722,000	9,283,000

Gross profit	989,000	1,295,000	2,936,000	3,085,000

Operating expenses:
Selling and marketing expense	646,000	819,000	1,853,000	2,994,000
General and administrative expense	623,000	558,000	1,896,000	2,548,000
Impairment of assets	-	-	641,000	-
Total operating expenses	1,269,000	1,377,000	4,390,000	5,542,000

Loss from operations	(280,000)	(82,000)	(1,454,000)	(2,457,000)

Interest income	-	-	-	1,000
Interest expense	(122,000)	(92,000)	(319,000)	(199,000)

Net loss	(402,000)	(174,000)	(1,773,000)	(2,655,000)

Preferred stock dividend	-	-	(23,000)	(23,000)
	$(402,000)	$(174,000)	$(1,796,000)	$(2,678,000)
Net loss attributable to common stockholders

Loss per share – available to common stockholders basic and diluted	$(0.04)	$(0.02)	$(0.20)	$(0.30)
Weighted average number of shares outstanding - basic and diluted	9,215,171	8,928,591	9,125,887	8,868,381

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months ended September 30, 2009
(unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid–In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2008	8,979,341	$1,000	47,121	$471,000	$18,408,000	$(14,919,000)	$3,961,000
Fair Value of Common Stock issued for services	189,397	–	–	–	247,000	–	247,000
Conversion of preferred stock	2,000	–	(500)	(5,000)	5,000	–	–
Issuance of warrants in connection with financing obligation	–	–	–	–	653,000	–	653,000
Sale of common stock	50,000	–	–	–	150,000	–	150,000
Preferred stock dividend	12,950	–	–	–	23,000	(23,000)	–
Fair value vesting of options issued to employees	–	–	–	–	360,000	–	360,000
Net loss	–	–	–	–	–	(1,773,000)	(1,773,000)
Balance, September 30, 2009	9,233,688	$1,000	46,621	$466,000	$19,846,000	$(16,715,000)	$3,598,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,773,000)	$(2,655,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	324,000	257,000
Fair value of stock options issued to employees	360,000	58,000
Fair value of common stock issued for services	247,000	335,000
Impairment loss on assets	641,000
Changes in assets and liabilities:
Accounts receivable	(478,000)	(121,000)
Inventory	(339,000)	34,000
Prepaid expenses and other current assets	(158,000)	26,000
Accounts payable and accrued expenses	(171,000)	(605,000)
Accrued interest	25,000	21,000
Net cash used in operating activities	(1,322,000)	(2,650,000)
Cash flows from investing activities:
Purchase of property and equipment	(240,000)	(186,000)
Net cash used in investing activities	(240,000)	(186,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	150,000	-
Proceed received from borrowings on long term debt	-	1,770,000
Principal repayments on long term debt	(1,763,000)	(796,000)
Proceeds received from long term financing obligation	3,056,000	-
Principal repayments on long term financing obligation	(8,000)	-
Principal repayments on capital lease obligation	(4,000)	-
Net (repayments) borrowings on lines of credit	93,000	1,290,000
Payments for offering costs	(115,000)	-
Payments for deferred finance fees	-	(88,000)
Net cash provided by financing activities	1,409,000	2,176,000
Net decrease in cash	(153,000)	(660,000)
Cash at beginning of period	229,000	743,000
Cash at end of period	$76,000	$83,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$293,000	$178,000
Taxes	$-	$-
Non cash investing and financing activities:
Preferred stock converted to common stock	$5,000	$10,000
Fair value warrants granted for deferred financing fees	$653,000	$-
Common stock issued in settlement of preferred stock dividend	$23,000	$23,000
Property and equipment acquired through capital lease obligation	$163,000	$-

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2009 and 2008 (UNAUDITED)

1.    Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reeds, Inc. (the Company), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2009 and the results of operations and cash flows for the three and nine months ended September 30, 2009 and 2008. The balance sheet as of December 31, 2008 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report, Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2009 and amended on Form 10-K/A on August 19, 2009.

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

The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2009.

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

For the three and nine months ended September 30, 2009 and 2008 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of the following as of:

	September 30,	September 30,
	2009	2008
Warrants	2,208,236	1,868,236
Preferred Stock	186,484	188,484
Options	720,000	652,500
Total	3,114,720	2,709,220

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles. The FASB Accounting Standards Codification™ (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The FASB authoritative guidance is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our quarter ending September 30, 2009, all references made by it to GAAP in its financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

In April 2009, the FASB issued new accounting guidance relating to fair value measurement to provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased.  Guidance on identifying circumstances that indicate a transaction is not orderly is also provided.  If it is concluded that there has been a significant decrease in the volume and level of market activity for an asset or liability in relation to normal market activity, transaction or quoted prices may not be determinative of fair value and further analysis of transaction or quoted prices may be necessary.  A significant adjustment to transaction or quoted prices may be necessary to estimate fair value under the current market conditions.  Determination of whether a transaction is orderly is based on the weight of relevant evidence.

The disclosure requirements are expanded to include the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs during the quarterly reporting period.  Disclosures of assets and liabilities measured at fair value are to be presented by major security type.  Disclosures are not required for earlier periods presented for comparative purposes.  Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate and disclosed, along with the total effect of the change in valuation technique and related inputs, if practicable, by major category.  The Company adopted the provisions of the new guidance as of April 1, 2009.  The adoption had no effect on the Company’s results of operations or financial position.

On July 1, 2009, the Company adopted authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009.  Adoption of the new guidance did not have a material impact on our financial statements.

In May 2009, the FASB issued new requirements for reporting subsequent events. These requirements set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Disclosure of the date through which an entity has evaluated subsequent events and the basis for that date is also required.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the three and nine months ended September 30, 2009.

During the nine months ended September 30, 2009 and 2008, the Company had two customers, which accounted for approximately 17% and 32% in 2009, and 13% and 32% of sales in 2008, respectively. During the three months ended September 30, 2009 and 2008, the Company had two customers, which accounted for approximately 14% and 34% in 2009, and 14% and 36% of sales in 2008, respectively.  No other customers accounted for more than 10% of sales in either year. As of September 30, 2009, the Company had approximately $175,000 and $522,000, respectively, of accounts receivable from these customers.

Fair Value of Financial Instruments

During September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance regarding fair value measurements, which was effective for fiscal years beginning after November 15, 2007.  This guidance defines fair value, establishes as framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  In February 2008, the FASB delayed the effective date of the fair value guidance for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2008 for all financial assets and liabilities.  This adoption did not have a significant impact on the Company’s financial position or results of operations.

The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  The guidance establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
Level 3 – Unobservable inputs based on the Company’s assumptions.

The guidance requires the use of observable market data if such data is available without undue cost and effort.

Reclassifications

Certain amounts in the prior-year financial statements of $15,000 have been reclassified from deferred offering costs to deferred financing fees to conform with the current-year presentation.

2.   Long Term Financing Obligation

On June 15, 2009, the Company closed escrow on the sale of its two buildings and its brewery equipment and concurrently entered into a long-term lease agreement for the same property and equipment. In connection with the lease the Company has the option to repurchase the buildings and brewery equipment from 12 months after the commencement date to the end of the lease term at the greater of the fair market value or an agreed upon amount. Since the lease contains a buyback provision and other related terms, the Company determined it had continuing involvement that did not warrant the recognition of a sale; therefore, the transaction has been accounted for as a long-term financing.  The proceeds from the sale, net of transaction costs, have been recorded as a financing obligation in the amount of $3,056,000. Monthly payments under the financing agreement are recorded as interest expense and a reduction in the financing obligation at an implicit rate of 9.9%. The financing obligation is personally guaranteed up to a limit of $150,000 by the principal shareholder and Chief Executive Officer, Christopher J. Reed.  In connection with the lease, the Company issued 340,000 warrants to purchase its common stock at $1.20 per share for five years. The 340,000 warrants were valued at $653,000, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the 340,000 warrants: strike price of $2.25; term of 5 years; volatility of 110.9%; expected dividends 0%; and discount rate of 2.15%. The 340,000 warrants were recorded as deferred financing fees and are being amortized over 15 years, the term of the purchase option.

An impairment charge in the amount of $641,000 was recorded during the nine months ended September 30, 2009 as it was determined that the carrying value of the buildings and brewery equipment was greater than the fair market value of those assets on the date of the transaction.

The aggregate due under the financing obligation at September 30, 2009 was $3,048,000.  Aggregate future obligations under the financing obligation are as follows:

Year
2010	$37,000
2011	51,000
2012	67,000
2013	85,000
2014	105,000
Thereafter	2,703,000
Total	$3,048,000

3.    Inventory

Inventory consists of the following as of:

	September 30, 2009	December 31, 2008
Raw Materials	$1,133,000	$755,000
Finished Goods	2,043,000	2,082,000
	$3,176,000	$2,837,000

4.    Fixed Assets

Fixed assets are comprised of the following as of:

	September 30, 2009	December 31, 2008
Land	$1,107,000	$1,410,000
Building	1,393,000	1,769,000
Vehicles	320,000	320,000
Machinery and equipment	1,056,000	1,398,000
Office equipment	389,000	386,000
	4,265,000	5,283,000
Accumulated depreciation	(624,000)	(1,150,000)
	$3,641,000	$4,133,000

Machinery and equipment at September 30, 2009 includes equipment held under capital leases of $163,000, which was added during the quarter ended September 30, 2009.  Accumulated depreciation on equipment held under capital leases was $5,000 at September 30, 2009.

5.    Line of Credit

At September 30, 2009 and December 31, 2008, the aggregate amount outstanding under the line of credit was $1,447,000 and $1,354,000 respectively, and the Company had approximately $78,000 of availability on this line of credit at September 30, 2009. Interest accrues and is paid monthly on outstanding loans under the credit facility at a rate equal to 7.75% per annum plus the greater of 2% or the LIBOR rate (9.75% at September 30, 2009). Borrowings under the credit facility are secured by all of the Company's assets.  The agreement terminates May 2010, and the Company is subject to an early termination fee if the loan is terminated before such date.  The loan is secured by all of the business assets of the Company and is personally guaranteed by the principal shareholder and Chief Executive Officer.

On June 11, 2009, the loan agreement was amended to allow the sale of two buildings and the brewery equipment (see Note 2).  The maximum credit limit was reduced to $2 million and an additional reserve of $350,000 was applied to the eligible collateral under the agreement.

The Company is required to comply with a number of affirmative, negative and financial covenants.  As of September 30, 2009, the Company was not in compliance with the Fixed Charge Coverage Ratio.  On November 11, 2009, the Company has subsequently obtained a waiver of covenant violations.

On November 4, 2009, the Company executed a revolver line commitment with GemCap Lending I, LLC to replace its existing line of credit (see Note 10).

6.    Capital Lease Commitments

During the quarter ended September 30, 2009, the Company leased additional equipment for its brewery operations with an aggregate value of  $163,000 under four non-cancelable capital leases.  The leases are personally guaranteed by the Company’s Chief Executive Officer.   The future minimum lease payments under the capital leases as of September 30, 2009 are as follows:

Periods Ending September 30,	Capital Leases
2010	$49,000
2011	49,000
2012	49,000
2013	49,000
2014	41,000
Total minimum obligations	237,000
Less: Amounts representing interest	(78,000)
Present value of minimum obligations	159,000
Less: Current portion	(23,000)
Non-current portion	$136,000

7.    Stockholders’ Equity

During the nine months ended September 30, 2009, the Company issued 189,397 shares of common stock in exchange for consulting and legal services.  The value of the stock was based on the closing price of the stock on the issuance or agreed upon date.  The total value of shares issued for services was $247,000.  During the period ended September 30, 2009, the Company also sold 50,000 shares of common stock for $3.00 per share or $150,000, granted a stock dividend on its preferred stock of 12,950 common shares valued at $23,000 in accordance with the dividend provision of the preferred stock agreement, and issued 2,000 shares of common stock resulting from the conversion of 500 shares of preferred stock.

On April 23, 2009, the Board of Directors of the Company approved a new class of Preferred Stock for the purpose of selling the Preferred stock in the Corporation’s rights offering.  The Preferred Stock is designated as Series B Convertible Preferred Stock, with a number of shares equal to the maximum number of shares of the Corporation’s Common Stock, par value $.0001 per share, that may from time to time be issued upon conversion of the Series B Preferred in accordance with the terms thereof reserved for issuance upon such conversion out of the authorized but unissued shares of Common Stock of the Company.

8.    Stock Based Compensation

Stock Options

During the nine months ended September 30, 2009, the Company issued 120,000 options to its employees.  On March 6, 2009, the Company repriced 420,000 employee and director options to an exercise price of $0.75.  Such options had previously been issued at exercise prices between $1.99 per share and $8.50 per share.  The total increase in stock compensation expense, as a result of the repricing, was $81,000; of which $48,000 was recognized in the nine months ended September 30, 2009.  Total stock-based compensation recognized on the Company’s statement of operations for the three and nine months ended September 30, 2009 was $91,000 and $360,000, respectively.  As of September 30, 2009, the aggregate value of unvested options was $366,000, which will vest over an average period of three years.  There were no stock options exercised in the nine months ended September 30, 2009.  Stock options granted under our equity incentive plans vest over 2 to 3 years from the date of grant, ½ and 1/3 per year, respectively; and generally expire 5 years from the date of grant.

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model.  The weighted average grant date fair value of options granted during the nine months ended September 30, 2009 was $0.66.

The following weighted average assumptions were used to value option grants:

Nine Months Ended September 30, 2009
Expected volatility	89%- 97%
Expected dividends	—
Expected average term (in years)	2.82
Risk free rate- average	1.72%
Forfeiture rate	0%

The following table summarizes stock option activity for the nine months ended September 30, 2009:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	702,500	$3.55
Granted	120,000	$1.18
Exercised	—	—
Forfeited or expired	(102,500)	$2.85
Outstanding at September 30, 2009	720,000	$1.70	3.2	$804,000
Exercisable at September 30, 2009	291,666	$2.31	2.6	$282,000

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s stock, which was $2.25 as of September 30, 2009.

The following table summarizes information about stock options at September 30, 2009:

	Options Outstanding at September 30, 2009			Options Exercisable at September 30, 2009
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $1.99	590,000	3.48	$0.89	188,332	$0.75
$2.00 - $4.99	80,000	1.51	$4.00	70,000	$4.00
$5.00 - $6.99	-	-	-	-	-
$7.00 - $8.50	50,000	2.68	$7.55	33,334	$7.55
	720,000			291,666

Stock Warrants

On April 23, 2009, 200,000 warrants were re-priced to $1.35 from a weighted average price of $2.77.  Since these are performance-based warrants and no performance criteria have been met as of September 30, 2009, no expense was recognized in the re-pricing of these warrants. On May 7, 2009, the Company granted 340,000 warrants in connection with a long-term financing obligation (see Note 2).  The Company has 2,208,236 warrants outstanding at September 30, 2009.

The following table summarizes stock warrant activity for the nine months ended September 30, 2009:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	1,868,236	$5.41
Granted	340,000	$1.20
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2009	2,208,236	$4.65	2.3	$563,000
Exercisable at September 30, 2009	2,008,236	$4.98	2.3	$383,000

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s stock, which was $2.25 as of September 30, 2009.

9.    Related Party Transactions

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

10.    Subsequent Events

The Company has evaluated subsequent events occurring between the end of our fiscal quarter, September 30, 2009 and November 16, 2009 which is the date the financial statements were issued.  The significant subsequent events are listed below.

On October 1, 2009, 60,000 warrants were issued in connection with long-term financing obligation at exercise price of $1.20 for approximately five years.

On October 19, 2009, the Company executed an Asset Purchase Agreement with Sonoma Cider Mill, Inc., to acquire certain assets of the Sonoma Sparkler brand.  Since June 1, 2009, based on a non-binding letter of intent, the Company has been packing and selling the six Sonoma Sparkler brand products in anticipation of completion of this acquisition.  The assets purchased in this transaction include the intellectual property known as the Sonoma Sparkler label and formulas for six flavors currently on the market, customer lists and vendor contact information, assignable licenses and permits and existing inventory.  The aggregate purchase price under the Agreement is $252,000. Initial payments of $45,000 were made prior to the Agreement and the balance of $207,000 is payable in installments of $9,000 over 23 remaining months, continuing on the first of every month.

On October 8, 2009, the Company sold an aggregate of 364,189 units (“Units”) consisting of one share of our common stock (“Share”) and warrants to purchase shares of our common stock (“Warrants”)at a price of $1.80 per Unit pursuant to a public shelf registration on Form S-3.  The Warrants consist of  (i) Series A Warrants, for the purchase of a number of shares of common stock equal to 40% of a purchaser’s Shares, which have an initial exercise price of $2.25 per share and are exercisable for a period of five years commencing 183 days from the date of issuance, (ii) Series B Warrants, for the purchase of a number of shares of common stock equal to 50% of a purchaser’s Shares, which have an exercise price equal to $1.80 and are exercisable for 60 trading days commencing immediately, and (iii) Series C Warrants, for the purchase of a number of a shares of common stock equal to 20% of a purchaser’s Shares, which have an exercise price of $2.25 and are exercisable for five years commencing 183 days from the date of issuance.  The Series B Warrants and Series C Warrants were only issued to purchasers who purchase Units for an aggregate purchase price of at least $125,000.   The Company paid an 8% placement agent fee. The net proceeds to the Company from the shelf-take down, after deducting placement agent fees and estimated offering expenses, were approximately $563,000. At the closing, the Company issued 364,189 shares of common stock, Series A Warrants to purchase 145,676 shares of common stock, Series B Warrants to purchase 69,445 shares of common stock, and Series C Warrants to purchase 27,778 shares of common stock.

On November 4, 2009, the Company executed a binding revolver line commitment with GemCap Lending I, LLC to replace its existing line of credit.  The senior revolver facility is for $3,000,000, based on 80% of eligible accounts receivable and 50% of eligible inventory, with a maximum inventory advance of $1,500,000.  The line of credit bears interest of 18% per annum.  The transaction is anticipated to close on or before November 18, 2009.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business.

Overview

The results for the quarter ended September 30, 2009 reflect our continued reduction in operating costs, as compared to the prior year period.  While sales have fallen during this adverse economic period affecting the grocery industry, we believe that our customer relationships are expanding and will result in increasing sales of our branded products in 2011.  During the quarter ended September 30, 2009, we invested over $300,000 in capital improvements to our brewery and we are currently producing both branded and private label products in our upgraded brewery.  Margins during the third fiscal quarter have remained consistent with earlier fiscal quarters, considering overall sales levels and fixed production costs.    As we enter the 4th quarter, the Company is well positioned for an increasing backlog of private label business as well as strong sales increases of our branded product lines in 2010.  Our strategic plan is to apply the gross margin revenues derived from our private label business to the increased promotion of our branded products in the marketplace.

Results of Operations

Three months ended September 30, 2009 Compared to Three months ended September 30, 2008

Sales of $4,027,000 for the three months ended September 30, 2009 represented a decrease of 5% or $206,000, as compared to the prior year same period amount of $4,233,000.  The decrease in revenues is primarily due to lower volumes sold of our primary 12-ounce product lines, due to adverse economic conditions affecting the grocery industry as a whole. The decrease was partially offset by an increase in sales of new products, Virgil’s Orange Cream Soda and Reed’s Energy Elixir; as well as sales of the Sonoma Sparkler brand products starting in June 2009.

Cost of Goods Sold

Cost of goods sold consists primarily of the costs of our ingredients, packaging, production and freight.  Cost of goods sold increased by 3% to $3,038,000 during the three months ended September 30, 2009 from $2,938,000 in 2008.    The increases are primarily due to higher fixed productions costs and to increased freight costs.  As our volume increases and our plant approaches capacity, the fixed production costs will be more fully absorbed into inventory production, reducing the average per-unit cost.  We have not experienced significant increases in raw material and packaging costs, and we are also currently negotiating further reductions in glass costs, which will reduce our cost of goods sold in the future.

Gross Profit

Our gross profit decreased to $989,000 in the three months ended September 30, 2009, from $1,295,000 in 2008, a decrease of $306,000 or 24%.  The gross profit as a percentage of sales decreased to 25% in 2009, from 31% in 2008.  This gross profit margin decrease is primarily due to the increases in costs of goods sold described above.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs decreased to $646,000 in the three months ended September 30, 2009 from $819,000 in 2008, a net decrease of $173,000 or 21%.  The decrease is primarily due to decreases in compensation and travel costs of $184,000 and a decrease stock option expense of $37,000, partially offset by an increase in advertising promotion and trade shows of $44,000 and an increase in facilities-related costs of $4,000.

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

General and Administrative Expenses

General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $623,000 during the three months ended September 30, 2009 from $558,000 in the same period of 2008, a net increase of $65,000 or 12%. The increase in 2009 is primarily due to an increase in compensation costs and professional fees expense of $75,000, partially offset by a decrease in facilities-related costs of $10,000.

We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Loss from Operations

Our loss from operations increased to $280,000 in the three months ended September 30, 2009 from $82,000 in the same period of 2008.  The 2009 loss is primarily due to the lower sales and higher cost of goods sold in 2009.

Interest Expense

Interest expense increased to $122,000 in the three months ended September 30, 2009, compared to interest expense of $92,000 in the same period of 2008.  The increase is due to the increase in long-term debt, as a result of our sale-leaseback; and increased borrowing under a line of credit agreement with First Capital LLC, secured primarily by our inventory and accounts receivable.

Nine months ended September 30, 2009 Compared to Nine months ended September 30, 2008

Sales of $11,658,000 for the nine months ended September 30, 2009 represented a decrease of 6% or $710,000, as compared to the 2008 same period amount of $12,368,000.  The decrease in revenues is primarily due to a promotional program in 2008, covering our 5-liter “party kegs” of root beer, which did not recur in 2009; resulting in approximately $850,000 lower sales of that product.  The volume of our primary 12-ounce products delivered in 2009 was approximately 3% higher than the same 2008 period.

Cost of Goods Sold

Cost of goods sold consists primarily of the costs of our ingredients, packaging, production and freight.  Cost of goods sold decreased by 6% to $8,722,000 during the nine months ended September 30, 2009 from $9,283,000 in 2008.  The 6% decrease in cost of goods sold is consistent with the 6% decrease in sales during the same periods.

Gross Profit

Our gross profit decreased to $2,936,000 in the nine months ended September 30, 2009, from $3,085,000 in 2008, a decrease of $149,000 or 5%.  The gross profit as a percentage of sales was unchanged at 25% in 2009, as compared to 2008.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs decreased to $1,853,000 in the nine months ended September 30, 2009 from $2,994,000 in 2008, a net decrease of $1,141,000 or 38%.  The decrease is primarily due to decreases in compensation and travel costs of $1,131,000, decreases in advertising promotion and trade shows of $273,000, and decreases in facilities-related costs of $14,000; partially offset by an increase in stock option expense of $277,000.

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

General and Administrative Expenses

General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased to $1,896,000 during the nine months ended September 30, 2009 from $2,548,000 in the same period of 2008, a net decrease of $652,000 or 26%. The decrease in 2009 is primarily due to a decrease in professional fees expense of $344,000 and a decrease in compensation costs of $349,000; partially offset by an increase in facilities-related costs of $14,000, and an increase in stock option expense of $27,000. In the 2008 period, we had a one-time non cash expense of approximately $300,000 for professional consulting services, for which we issued stock.

We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Impairment Loss

In connection with the sale of our buildings and brewery equipment in June 2009, and the concurrent lease-back of the same property and equipment, we recognized an impairment loss on the assets of $641,000.  The loss recognized from impairment is a result of the lower net carrying values of the assets at the time of sale in relation to the market value of the property.

Loss from Operations

Our loss from operations decreased to $1,454,000 in the nine months ended September 30, 2009 from $2,457,000 in the same period of 2008.  The reduced loss in 2009 is substantially a result of the lower operating costs in 2009.

Interest Expense

Interest expense increased to $319,000 in the nine months ended September 30, 2009, compared to interest expense of $199,000 in the same period of 2008.  The increase is due to the increase in long-term debt, as a result of our sale-leaseback; and increased borrowing under a line of credit agreement with First Capital LLC, secured primarily by our inventory and accounts receivable.

Liquidity and Capital Resources

As of September 30, 2009, we had shareholders equity of $3,598,000 and we had working capital of $1,467,000, compared to shareholders equity of $3,961,000 and working capital of $636,000 at December 31, 2008. Cash and cash equivalents were $76,000 as of September 30, 2009, as compared to $229,000 at December 31, 2008. This increase in our working capital was primarily attributable to the proceeds from the financing transaction relating to our buildings and equipment, net of the repayment of long-term debt.  In addition to our cash position on September 30, 2009, we had availability under our line of credit of approximately $78,000.

Our decrease in cash and cash equivalents to $76,000 at September 30, 2009 compared to $229,000 at December 31, 2008 was the result of $1,322,000 used in operating activities; $240,000 used in investing activities; and $1,409,000 provided by financing activities.

We believe that the Company currently has the necessary working capital to support existing operations through 2010; however, we foresee an additional requirement for capital needed to fund our seasonality, product launches and other growth plans.  Our primary capital source will be cash flow from operations, as we gain profitability in 2010.  During October 2009, we raised net proceeds of approximately $563,000 from an offering of our shares.  In November 2009, we have entered an agreement to replace our revolving line of credit, which will more fully value our assets for collateral and enable increased borrowing for working capital purposes.  We are currently involved in a rights offering to our existing shareholders that will provide additional working capital, if successful.  We believe that the Company can become leaner if our sales goals do not materialize, and that our costs can be managed to produce profitable operations.  Historically, we have financed our operations primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution, and cash generated from operations.

Net cash used in operations during 2009 was $1,322,000 compared with $2,650,000 used in operations during the same period in 2008.   Cash used in operations during 2009 was primarily due to the net loss in period and to an increase in accounts receivable, prepaid costs and inventory; and to a decrease in accounts payable.

Net cash used in investing activities of $240,000 during 2009 compared with $186,000 during 2008 is primarily the result of equipment purchases.

Net cash provided by financing activities of $1,409,000 during 2009 was primarily due to proceeds from the sale of our buildings and equipment of $3,056,000 and the sale of common stock of $150,000 offset by principal payments on long-term debt of $1,763,000 and principal payments on the line of credit of $93,000. During the same period in 2008, we derived net proceeds from the refinancing of our land and buildings of $1,770,000, offset by principal payments on debt of $796,000. Our line of credit lender is a privately held, Senior Secured Commercial Lender.

On June 15, 2009, we closed escrow on the sale of our two buildings and its brewery equipment and concurrently entered into a long-term lease agreement for the same property and equipment. In connection with the lease we have the option to repurchase the buildings and brewery equipment from 12 months after the commencement date to the end of the lease term at the greater of the fair market value or an agreed upon amount. Since the lease contains a buyback provision and other related terms, we determined that we had continuing involvement that did not warrant the recognition of a sale; therefore, the transaction has been accounted for as a long-term financing.  The proceeds from the sale, net of transaction costs, have been recorded as a financing obligation in the amount of $3,056,000. Monthly payments under the financing agreement are recorded as interest expense and a reduction in the financing obligation at an implicit rate of 9.9%. The financing obligation is personally guaranteed by the principal shareholder and chief executive officer.

On October 8, 2009, we sold an aggregate of 364,189 units (“Units”) consisting of one share of our common stock (“Share”) and warrants to purchase shares of our common stock (“Warrants”)at a price of $1.80 per Unit pursuant to a public shelf registration on Form S-3.  . The Warrants consist of (i) Series A Warrants, for the purchase of a number of shares of common stock equal to 40% of a purchaser’s Shares, which have an initial exercise price of $2.25 per share and are exercisable for a period of five years commencing 183 days from the date of issuance, (ii) Series B Warrants, for the purchase of a number of shares of common stock equal to 50% of a purchaser’s Shares, which have an exercise price equal to $1.80 and are exercisable for 60 trading days commencing immediately, and (iii) Series C Warrants, for the purchase of a number of a shares of common stock equal to 20% of a purchaser’s Shares, which have an exercise price of $2.25 and are exercisable for five years commencing 183 days from the date of issuance.  The Series B Warrants and Series C Warrants were only issued to purchasers who purchased Units for an aggregate purchase price of at least $125,000.   The Company paid an 8% placement agent fee. The net proceeds to the Company from the shelf take-down, after deducting placement agent fees and estimated offering expenses, were approximately $563,000. At the closing, the Company issued 364,189 shares of common stock, Series A Warrants to purchase 145,676 shares of common stock, Series B Warrants to purchase 69,445 shares of common stock, and Series C Warrants to purchase 27,778 shares of common stock.

On November 4, 2009, we executed a binding revolver line commitment with GemCap Lending I, LLC to replace our existing line of credit.  The senior revolver facility is for $3,000,000, based on 80% of eligible accounts receivable and 50% of eligible inventory, with a maximum inventory advance of $1,500,000.  The line of credit bears interest of 18% per annum.  The transaction is anticipated to close on or before November 18, 2009.

On November 5, 2009, our registration statement became effective for the distribution of transferable rights to our shareholders.  We will distribute to the holders of our common stock transferable rights to purchase up to an aggregate of 225,000 shares of Series B Convertible Preferred Stock ("Series B Preferred") convertible into 1,125,000 shares of common stock. Each four (4) rights will entitle the holder to purchase one share of Series B Preferred at the subscription price of $10.00 per share. Each share of Series B Preferred carries a five percent (5%) annual dividend for a term of three (3) years, will have an initial stated value of $10.00 per share, and may be convertible into shares of common stock at a conversion ratio of five (5) shares of common stock for each share of Series B Preferred held at the time of conversion, representing an initial conversion price of $2.00 per share, which is subject to adjustment. We do not know whether this offering will be successful or completed; however, we have reasonable assurance that it will result in additional working capital provided to the Company.

Our operating losses have negatively impacted our liquidity and we are continuing to work on decreasing operating losses, while focusing on increasing net sales. We are currently borrowing near the maximum on our line of credit.   We believe that our current cash position and lines of credit will be sufficient to enable us to meet our cash needs throughout 2010. We believe that if the need arises we can raise money through the equity markets.

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

If we continue to suffer losses from operations, our working capital may be insufficient to support our ability to expand our business operations as rapidly as we would deem necessary at any time, unless we are able to obtain additional financing. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives and would be required to reduce our level of operations, including reducing infrastructure, promotions, personnel and other operating expenses. These events could adversely affect our business, results of operations and financial condition. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or if they are not available on acceptable terms, our ability to fund the growth of our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressures, could be significantly limited.

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

We account for these items in accordance with FASB guidance, we do not amortize indefinite-lived trademark licenses and trademarks.

In accordance with FASB guidance, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the nine months ended September 30, 2009 or September 30, 2008.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the nine months ended September 30, 2009 or September 30, 2008.

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

Stock-Based Compensation. We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We adopted FASB guidance effective January 1, 2006, and are using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date that remain unvested on the effective date. We account for stock option and warrant grants issued and vesting to non-employees in accordance with accounting guidance whereby the fair value of the stock compensation is based on the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instrument is complete.

We estimate the fair value of stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable. This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock and the expected life of stock options. Projected data related to the expected volatility of stock options is based on the historical volatility of the trading prices of the Company’s common stock and the expected life of stock options is based upon the average term and vesting schedules of the options. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore the existing valuation models do not provide a precise measure of the fair value of our employee stock options.

We believe there have been no significant changes, during the nine month period ended September 30, 2009, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis or Plan of Financial Condition and Results of Operations in their Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles. The FASB Accounting Standards Codification™ (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The FASB authoritative guidance is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our quarter ending September 30, 2009, all references made by it to GAAP in its financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

In April 2009, the FASB issued new accounting guidance relating to fair value measurement to provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased.  Guidance on identifying circumstances that indicate a transaction is not orderly is also provided.  If it is concluded that there has been a significant decrease in the volume and level of market activity for an asset or liability in relation to normal market activity, transaction or quoted prices may not be determinative of fair value and further analysis of transaction or quoted prices may be necessary.  A significant adjustment to transaction or quoted prices may be necessary to estimate fair value under the current market conditions.  Determination of whether a transaction is orderly is based on the weight of relevant evidence.

The disclosure requirements are expanded to include the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs during the quarterly reporting period.  Disclosures of assets and liabilities measured at fair value are to be presented by major security type.  Disclosures are not required for earlier periods presented for comparative purposes.  Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate and disclosed, along with the total effect of the change in valuation technique and related inputs, if practicable, by major category.  The Company adopted the provisions of the new guidance as of April 1, 2009.  The adoption had no effect on the Company’s results of operations or financial position.

On July 1, 2009, the Company adopted authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009.  Adoption of the new guidance did not have a material impact on our financial statements.

In May 2009, the FASB issued new requirements for reporting subsequent events. These requirements set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Disclosure of the date through which an entity has evaluated subsequent events and the basis for that date is also required.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K at December 31, 2008.

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

Lack of documented and reviewed system of internal control.  We have started to review and document our internal control over financial reporting and we are also currently updating our risk assessment and preparing to test our systems.  This process will continue through the 4th quarter.

There was no other change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to various legal proceedings from time to time in the ordinary course of business, none of which are required to be disclosed under this Item 1.

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report, the following shares of unregistered common stock were issued at the market value as compensation for services payable:

	Shares	Total
Date	Issued	Value
July 20, 2009	15,000	29,100.00
September 16, 2009	12,745	24,000.00
September 16, 2009	5,250	10,762.50

On July 27, 2009 12,950 shares of common stock were issued as settlement of the Series A Convertible Preferred Stock dividend in the amount of $23,000.  Such transactions were transactions exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with the Company.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description

10.1	Asset Purchase Agreement between Sonoma Cider Mill, Inc, and Reed’s, Inc. dated October 19, 2009.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reed’s, Inc. (Registrant)

Date: November 13, 2009	/s/ Christopher J. Reed
Christopher J. Reed
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2009	/s/ James Linesch
James Linesch Chief Financial Officer (Principal Financial Officer)