Form 10-Q/A
period 2009-09-30
REEDS INC
filed 2009-12-07
CIK 1140215

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

________________________________________
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

EXPLANATORY NOTE

Reed’s, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (the “Form 10-Q”) as an exhibit-only filing. The Company is filing this Amendment No. 1 to the Form 10-Q (“Amendment”) for the sole purpose of filing Exhibits 10.1, 10.2, and 10.3.  Exhibit 10.1 was inadvertently omitted from the Form 10-Q; and Exhibits 10.2 and 10.3 were previously filed without the respective exhibits. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

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

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
10.1	Asset Purchase Agreement between Sonoma Cider Mill, Inc, and Reed’s, Inc. dated October 19, 2009.*
10.2	Brewing Agreement between Reed’s Inc. and the Lion Brewery, Inc. dated November 1, 2008*
10.3	Loan and Security Agreement between Reed’s Inc. and First Capital Western Region LLC dated May 30, 2008*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
 ____________
*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reed’s, Inc. (Registrant)
Date: December 7, 2009	/s/ Christopher J. Reed
Christopher J. Reed
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 7, 2009	/s/ James Linesch James Linesch
Chief Financial Officer (Principal Financial Officer)