Form 10-Q/A
period 2009-12-17
REEDS INC
filed 2009-12-18
CIK 1140215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to ______
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
  Yes No
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

EXPLANATORY NOTE

Reed’s, Inc. (the “Company”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (the “Form 10-Q”) as an exhibit-only filing. The Company is filing this Amendment No. 2 to the Form 10-Q (“Amendment”) for the sole purpose of filing Exhibit 10.1, which was filed with an explanatory comment about the confidential portion of information in Exhibit B. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment .

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

10.1
Brewing Agreement between Reed’s Inc. and the Lion Brewery, Inc. dated November 1, 2008 Brewing Agreement between Reed’s Inc. and the Lion Brewery, Inc. dated November 1, 2008. Portions of the exhibit have been omitted pursuant to a request for confidential treatments.*

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

Reed’s, Inc. (Registrant)

Date: December 17, 2009	/s/ Christopher J. Reed
Christopher J. Reed
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 17, 2009	/s/ James Linesch
James Linesch Chief Financial Officer (Principal Financial Officer)