Form 10-K
period 2009-12-31
REEDS INC
filed 2010-03-30
CIK 1140215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer  ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2009 was $9,947,000

10,104,109 common shares, $.001 par value, were outstanding on March 23, 2010.

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

PART I

Item 1. Business

Background

We develop, manufacture, market, and sell natural non-alcoholic and “New Age” beverages, candies and ice creams. “New Age Beverages” is a category that includes natural soda, fruit juices and fruit drinks, ready-to-drink teas, sports drinks and water. We currently manufacture, market and sell eight unique product lines:

•	Reed’s Ginger Brews,
•	Virgil’s Root Beer, Cream Sodas and Real Cola, including diet sodas,
•	China Colas,
•	Reed’s Ginger Chews,
•	Reed’s Ginger Ice Creams,
•	Sonoma Sparkler Sparkling Juices,
•	R(x)eed’s Nausea Relief, and
•	Energy Elixir

In addition, we have a growing private label business and have two national chains that we deliver private labels products.

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

We produce and co-pack our products in part at our facility in Los Angeles, California, known as the Brewery, and primarily at a contracted co-packing facility in Pennsylvania. The co-pack facility in Pennsylvania supplies us with soda products for the eastern half of the United States and nationally for soda products that we do not produce at The Brewery.   Our ice creams are co-packed for us at a facility in upstate New York.  We pack our candy products at the Brewery.

Key elements of our business strategy include:
•	increase our relationship with and sales to the approximately 10,500 supermarkets that carry our products in natural and mainstream,
•	stimulate consumer demand and awareness for our existing brands and products,
•	develop additional alternative and natural beverage brands and other products, including specialty packaging and alternative uses for our products, such as our new nausea relief product,
•	develop and produce private-label products for select customers,
•	lower our cost of sales for our products, and
•	optimize the size of our sales force to manage our relationships with distributors.

Our current sales effort is focused on building our business in our approximately 10,500 natural and mainstream supermarket accounts in the U.S. and Canada.

We create consumer demand for our products by:
•	supporting in-store sampling programs of our products,
•	generating free press through public relations,
•	advertising in store publications,
•	maintaining a company website (www.reedsgingerbrew.com),
•	participating in large public events as sponsors; and
•	partnering with alcohol brands such as Dewar’s and Bacardi to create co-branded cocktail recipes such as “Dewar’s and Reeds” and a “Reed’s Dark and Stormy.”

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

 In 2007, we executed several elements of our business plan, including the hiring of several key personnel such as a Chief Operating Officer, two Senior Vice Presidents of Sales, an Executive Vice President of Sales and several sales personnel.  In addition, we developed and launched a line of diet sodas of the three flavors of the Virgil’s brand and introduced a new 7 ounce package of our Extra Ginger Brew.  We gained a warehouse immediately adjacent to our principal executive office and brewery in Los Angeles that serves as our finished goods warehouse.  We executed several agreements with distributors that service mainstream retailers that expand our product reach beyond our core reach of natural and specialty retailers through direct store distribution (known as DSD).  The relationships with these distributors are supported, in large part, by one of our Senior Vice Presidents of Sales and newly hired sales staff.  We hired a Senior Vice President of Sales to develop sales into national accounts, such as grocery store chains, club stores and other large retailers that can be serviced either directly or through our existing natural foods distributors or mainstream distributors.  We also hired an Executive Vice President of Sales and reassigned an existing sales executive to co-lead our initiative to introduce our products to international customers in Europe, Asia, the Middle East and South America.  Also in 2007, we raised a net of $7,600,000 in a private placement.

In 2008, we refined our sales strategy to focus our sales efforts on the estimated 10,500 natural and mainstream supermarket grocery stores that carry our products.  Our 2007 sales strategy had focused on a more global effort to hit all the accounts in certain regions of the Country.  As part of our sales forces’ new direction, we consolidated roles and reduced the sales staff by 16 people from 33 at the end of 2007 to 10 at end of 2008.  We also launched our Peanut Butter Ginger Chews in 2008, the second candy in the Reed’s Ginger Chew line.

In 2009, we continued our focus on natural and mainstream supermarket grocery stores that carry our products.  We introduced our Energy Elixir and our Orange Cream Soda.  We also began our initiative to produce and sell private-label products.   We acquired an additional product line, the Sonoma Sparkler brand, which is anticipated to increase revenues during the holiday season.  Sonoma Sparkler beverages are sparkling juices in 750ml and 12oz sizes.

In 2010, we launched our R(x)eed’s Nausea Relief drink for the drug store channel in 5.5 oz cans in full wrapped four pack boxes.

Industry Overview

Our beverages fall within the New Age Beverage category, which we believe is growing rapidly.  Consumer awareness of the health risks of too much sugar, in addition to studies evidencing the athletic performance benefits of proper hydration plus a variety of new beverages/serving sizes are, we believe, fueling robust sales in the New Age Beverage category that currently exceeds $17 billion annually.

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

We produce carbonated soda products. According to Spence Information Services (“SPINS”), a market research and consulting firm for the Natural Products Industry, which is the only sales information service catering to the natural food trade, for the 52 weeks ending December 1, 2007, Reed’s products were the top five items based on dollar sales among all sugar/fructose sweetened sodas in the natural foods industry in the United States, with Reed’s Extra Ginger Brew holding the number one position, Virgil’s Root Beer being number two, Premium Ginger Brew being number three and Original Ginger Brew as number four.

Our carbonated products include six varieties of Reed’s Ginger Brews, eight varieties of Virgil’s Root Beer and Cream Sodas and Real Cola (including diet varieties), China Cola and Cherry China Cola.  In 2009, we introduced our Natural Energy Elixer, and in 2010 our R(x)eeds Nausea Releif, both products being derivations of our Ginger Brew’s.

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

We currently manufacture and sell seven varieties of Reed’s Ginger Brews:

•
Reed’s Original Ginger Brew was our first creation, and is a Jamaican recipe for homemade ginger ale using 17 grams of fresh ginger root, lemon, lime, honey, fructose, pineapple, herbs and spices. Reed’s Original Ginger Brew is 20% fruit juice.

•	Reed’s Extra Ginger Brew is the same approximate recipe, with 25 grams of fresh ginger root for a stronger bite. Reed’s Extra Ginger Brew is 20% fruit juice.

•	Reed’s Premium Ginger Brew is the no-fructose version of Reed’s Original Ginger Brew, and is sweetened only with honey and pineapple juice. Reed’s Premium Ginger Brew is 20% fruit juice.

•	Reed’s Raspberry Ginger Brew is brewed from 17 grams of fresh ginger root, raspberry juice and lime. Reed’s Raspberry Ginger Brew is 20% raspberry juice and is sweetened with fruit juice and fructose.

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

•	Reed’s Natural Energy Elixir, an energy drink infused with all natural ingredients designed to provide consumers with a healthy and natural boost to energy levels

All six of Reed’s Ginger Brews are offered in 12-ounce bottles and are sold in stores as singles, in four-packs and in 24-bottle cases. Reed’s Original Ginger Brew is sold by select retailers in a special 12-pack. Reed’s Original Ginger Brew, Extra Ginger Brew and Spiced Apple Brew are now available in 750 ml. champagne bottles. The Reed’s Extra Ginger Brew is also produced in a 7-ounce bottle and sold in eight-packs and 32-bottle cases.  The Natural Energy Elixir is sold in a 10.5 oz can.

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

In 2006, we expanded our product line to include Virgil’s Black Cherry Cream Soda in a 12-ounce bottle.  In 2009, we introduced Virgil’s Orange Cream Soda.

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

R(x)eed’s Nausea Relief

We recently launched our Nausea Relief product for the Drug Store Channel. This product is based on our Ginger Brews with added B vitamins. Both ginger and B vitamins have been studied for their effectiveness in combating nausea. Our products have been designed with the FDA in mind and have the proper disclosure.

Sonoma Sparkler

Our Sonoma Sparkler products are sparkling juices in champagne-style bottles designed to be celebratory drinks for holidays and special occasions.  We sell Natural Pear, Organic Apple, Peach and Lemon beverages.

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

Among the advantages of our  self-operated Brewery are the flexibility to try innovative packaging and the capability to experiment with new product flavors at less cost to our operations or capital. Currently, we sell a half-liter Virgil’s Root Beer swing-lid bottle that is made for us in Europe. We intend to produce several of our beverages in one-liter swing-lid bottles in the United States. Our Reed’s Original Ginger Brew, Extra Ginger Brew and Spiced Apple Brew are available in a 750 ml champagne bottle and other products are planned to be available with this packaging in the near future.

During 2009, we started developing and producing private-label products in our Los Angeles Brewery.  Based on strong demand and our ability to be nimble and innovative, we believe that this segment of our business will grow rapidly.

Manufacture of Our Products

We produce our carbonated beverages at two facilities:

•	a facility in Los Angeles, California, known as The Brewery, at which we produce certain soda products for the western half of the United States, and
•
a packing, or co-pack, facility in Pennsylvania which supplies us with product we do not produce at The Brewery. The term of our agreement with the co-packer terminates November 1, 2011 and grants Reed’s the option to extend the contract for an additional one year period.  The co-packer assembles our products and charges us a fee, generally by the case, for the products they produce.

Our west coast Brewery facility is running at about 60% of capacity.  As we are able to make the Brewery become more fully utilized, we believe that we will experience improvements in gross margins due to freight and production savings.

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

The New Age beverage segment is highly fragmented and includes such competitors as SoBe, Snapple, Arizona, Hansen’s and Jones Soda, among others. These brands have the advantage of being seen widely in the national market and being commonly well known for years through well-funded ad campaigns. Despite our products having a relatively high price for a premium beverage product, no mass media advertising and a relatively small presence in the mainstream market compared to many of our competitors, we believe that results to date demonstrate that Reed’s Ginger Brews and Virgil’s sodas are making market inroads among these significantly larger brands. See “Business - Competition.”

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

Mainstream Supermarkets and Retailers

We sell our products to distributors who specialize in mainstream retailers, Natural Foods, and specialty stores; and directly to customers who have distribution centers that handle their own logistics.

Supermarkets, particularly supermarket chains and prominent local supermarkets, often impose slotting fees before permitting new product placements in their store or chain. These fees can be structured to be paid one-time only or in installments.  We pursue broad-based slotting in supermarket chains throughout the United States and, to a lesser degree, in Canada.  However, our direct sales team in Southern California and our national sales management team have been able to place our products without having to pay significant slotting fees. Slotting fees for new placements normally cost between $10 and $100 per store per new item placed.

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

We have a export company that orders our products on a regular basis for distribution in Japan. We are holding preliminary discussions with other trading companies and import/ export companies for the distribution of our products throughout Asia, Europe and South America. We believe that these areas are a natural fit for Reed’s ginger products, because of the importance of ginger in International, but especially the Asian diet and nutrition. Recently, we launched into the South African marketplace and Israel. Both of these markets are showing early signs of success.

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

One of the main goals of our sales and marketing efforts is to increase sales and grow our brands. Our sales force consists of eight sales personnel (down from 33 at its peak in 2007) and several outside independent food brokerage companies.  The reduction of our sales force from 2007 was instigated by the refocusing of our sales efforts from 2007’s global effort to market to all accounts up and down the street in 20 markets nationally to 2008’s refocus of expanding the sales to our existing approximately 7,000 supermarket customers. In addition, we are working to increase the number of stores that carry our products. To support our sales effort to our existing supermarket customers we are actively enlisting regional mainstream beverage distributors to carry our products.  We are not abandoning our up and down the street sales marketing approach.  But in most markets, we are delaying that effort until after we have expanded our sales and presence in supermarkets.

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

Marketing to Retail Stores

The primary focus of our sales efforts is supermarket sales.  We have a small highly trained sales force that is directly contacting supermarket chains and setting up promotional calendars.  In addition, we market to retail stores by utilizing trade shows, trade advertising, telemarketing, direct mail pieces and direct contact with the store. Our sales managers and representatives visit these retail stores to sell directly in many regions. Sales to retail stores are coordinated through our distribution network and our regional warehouses.

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

Environmental Matters

Our primary cost environmental compliance activity is in recycling fees and redemption values.  We are required to collect redemption values from our customers and remit those redemption values to the state, based upon the number of bottles of certain products sold in that state.

Employees

We have 43 full-time employees, as follows: three in general management, eight in sales and marketing support, six in admin and operations and 26 in production. We employ additional people on a part-time basis as needed.  We have never participated in a collective bargaining agreement. We believe that the relationship with our employees is good.

Item 2.  Property

We lease a facility of approximately 30,000 square feet, which serves as our principal executive offices, our West Coast Brewery and bottling plant and our Southern California warehouse facility.  The lease commenced in June 2009, and is for a term of fifteen years.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Stockholders of the Company was held on November 20, 2009.  At the meeting, the following individuals were elected as directors of the Company and received the number of votes set opposite their respective names:

			Votes Withheld,
		Votes	Abstentions,
Director	Votes For	Against	Broker Non-Votes
Christopher J. Reed	6,542,104	-	1,129,140
Judy Holloway Reed	6,504,155	-	1,167,089
Mark Harris	6,500,566	-	1,170,678
Dr. D.S.J. Muffoletto, N.D.	6,500,120	-	1,171,124
Michael Fischman	6,500,566	-	1,170,678

In addition, at the meeting, our stockholders ratified the appointment by the board of directors of Weinberg & Company, P.A. as the Company’s independent registered public accounting firm for the 2009 fiscal year; with 6,535,395 votes for, 63,906 votes against, and 1,071,941 Abstention/non-broker votes.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock is listed for trading on the NASDAQ Capital Market trading under the symbol “REED”.  The following is a summary of the high and low bid prices of our common stock on the NASDAQ Capital Market for the periods presented:

	Sales Price
	High	Low
Year Ending December 31, 2008
First Quarter	$6.24	$1.50
Second Quarter	3.94	1.89
Third Quarter	3.30	1.45
Fourth Quarter	2.31	1.00

	Sales Price
	High	Low
Year Ending December 31, 2009
First Quarter	$1.41	$0.75
Second Quarter	2.42	1.06
Third Quarter	2.50	1.80
Fourth Quarter	2.10	1.23

As of December 31, 2009, there were approximately 228 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and approximately 9,606,127 outstanding shares of common stock.

Unregistered Sales of Equity Securities

During the fiscal year ended December 31, 2009, we sold the following equity securities that were unregistered under the Securities Act:

During 2009, the Company sold 50,000 shares of common stock for $3.00 per share or $150,000. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

During 2009, the Company issued 197,647 shares of common stock in exchange for consulting and legal services.  The value of the stock was based on the closing price of the stock on the issuance or agreed upon date.  The total value of shares issued for services was $260,000.  The shares were issued pursuant to exemption from registration under Section 4(2) of the Securities Act.

During 2009, we granted options to purchase 120,000 shares of common stock under our employee stock option plan at exercise prices of $0.75 to $1.30 pursuant to exemption from registration under Section 4(2) of the Securities Act.

On December 22, 2009, we granted 38,750 shares of common stock to our employees as bonuses.  The closing price of our common stock on that date was $1.32 per share.  The shares were issued pursuant to exemption from registration under Section 4(2) of the Securities Act.

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

We are obligated to pay a non-cumulative 5% dividend from lawfully available assets to the holders of our Series A and Series B preferred stock in either cash or additional shares of common stock at our discretion. In 2009 and 2008, we paid the dividend in an aggregate of 12,950 and 10,910 shares of common stock in each such year, respectively, and anticipate that we will be obligated to issue at least this many shares annually to the holders of the Series A preferred stock so long as such shares are issued and outstanding. Series B shareholders have not yet received annual dividends on the shares, as they were issued in December 2009.

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

2009 Consultant Stock Plan

We are authorized to issue up to 100,000 shares of common stock to employees, officers, directors, consultants, independent contractors, advisors, or other service providers to Reed’s under our 2009 Consultant Stock Plan.  The 2009 Consultant Stock Plan was adopted by our board of directors on February 13, 2009 and is administered by a committee of the board of directors.  The plan committee may from time to time, and subject to the provisions of the plan and such other terms and conditions as the plan committee may prescribe, grant to any eligible person one or more shares of common stock of  Reed’s ("Award Shares"). The grant of Award Shares or grant of the right to receive Award Shares shall be evidenced by either a written consulting agreement or a separate written agreement confirming such grant, executed by Reed’s and the recipient, stating the number of Award Shares granted and stating all terms and conditions of such grant.  During 2009, 60,416 shares of common stock were issued under the Plan.

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

Equity Compensation Plan Information

The following table provides information, as of December 31, 2009, with respect to options outstanding and available under the 2001 Plan and 2007 Plan and certain other outstanding options:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options,Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column(a))(c)
Equity compensation plans approved by security holders	600,000	$ 1.74	1,310,000
Equity compensation plans not approved by security holders	2,091,690	$ 4.70	Not applicable

TOTAL	2,691,690	$ 3.94	1,310,000

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

Overview

We develop, manufacture, market, and sell natural non-alcoholic and “New Age” beverages, candies and ice creams. “New Age Beverages” is a category that includes natural soda, fruit juices and fruit drinks, ready-to-drink teas, sports drinks, and water. We currently manufacture, market and sell eight unique product lines:

•	Reed’s Ginger Brews,

•	Virgil’s Root Beer, Cream Sodas and Real Cola, including diet sodas

•	China Colas,

•	Reed’s Ginger Chews,

•	Reed’s Ginger Ice Creams,

•	Sonoma Sparkle Sparkling Juices,

•	R(x)eed’s Natural Ginger Nausea Relief, and

•	Energy Elixir

In addition, we have a growing private label business that currently services two national chains. We sell most of our products in specialty gourmet and natural food stores, supermarket chains, retail stores and restaurants in the United States and, to a lesser degree, in Canada. We primarily sell our products through a network of natural, gourmet and independent distributors. We also maintain an organization of in-house sales managers who work mainly in the stores serviced by our natural, gourmet and mainstream distributors and with our distributors. We also work with regional, independent sales representatives who maintain store and distributor relationships in a specified territory.

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

We account for these items in accordance with Financial Accounting Standards Guidance and thus we do not amortize indefinite-lived trademark licenses and trademarks.

We evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the years ended December 31, 2009 or December 31, 2008.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the years ended December 31, 2009 or December 31, 2008.

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

Stock-Based Compensation. We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board. We account for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either
a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

We estimate volatility and forfeitures based upon historical data. As permitted by the authoritative guidance issued by the Financial Accounting Standards Board, we use the “simplified” method to determine the expected life of an option grant due to the Company’s lack of sufficient historical exercise data to provide a reasonable basis, which is a result of the relative high turnover rates experienced in the past for positions granted options. All of these variables have an effect on the estimated fair value of our share-based awards.

Results of Operations

Year ended December 31, 2009 Compared to Year ended December 31, 2008

Sales of $15,178,000 for the year ended December 31, 2009 represented a decrease of 1% or $99,000, as compared to the 2008 sales of $15,277,000.  The decrease in revenues is primarily due to a promotional program in 2008, covering our 5-liter “party kegs” of root beer, which did not recur in 2009; resulting in approximately $900,000 lower sales of that product.  The decrease was mitigated by an increase in the volume and revenues from our primary 12-ounce products delivered in 2009, which was approximately 2% higher than the same 2008 period.   A new brand contributed $470,000 in revenues during 2009 that were not in 2008 revenues.

Cost of Goods Sold

Cost of goods sold consists primarily of the costs of our ingredients, packaging, production and freight.  Cost of goods sold decreased by 3% to $11,566,000 during the year ended December 31, 2009 from $11,891,000 in 2008.  The 3% decrease in cost of goods sold is consistent with the 1% decrease in sales during the same periods.

Gross Profit

Our gross profit increased to $3,612,000 in the year ended December 31, 2009, from $3,386,000 in 2008, an increase of $226,000 or 7%.  The gross profit as a percentage of sales improved to 24%, as compared to 22% in 2008, mostly due to lower freight and warehouse costs.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs decreased to $2,412,000 in the year ended December 31, 2009 from $3,817,000 in 2008, a net decrease of $1,405,000 or 37%.  The decrease is primarily due to decreases in compensation and travel costs of $1,217,000, decreases in advertising promotion and trade shows of $416,000, and decreases in facilities-related costs of $17,000; partially offset by an increase in stock option expense of $245,000.

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

General and Administrative Expenses

General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased to $2,632,000 during the year ended December 31, 2009 from $3,140,000 in the same period of 2008, a net decrease of $508,000 or 16%. The decrease in 2009 is primarily due to a decrease in professional fees expense of $331,000 and a decrease in compensation costs of $296,000; partially offset by an increase in facilities-related costs of $85,000, and an increase in stock option expense of $34,000. In the 2008 period, we had a one-time non cash expense of approximately $300,000 for professional consulting services, for which we issued stock.

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

Loss from Operations

Our loss from operations decreased to $2,073,000 in the year ended December 31, 2009 from $3,571,000 in the same period of 2008.  The reduced loss in 2009 is substantially a result of the lower operating costs in 2009.

Interest Expense

Interest expense increased to $486,000 in the year ended December 31, 2009, compared to interest expense of $244,000 in 2008.  The increase is due to the increase in long-term debt, as a result of our sale-leaseback; and increased borrowing under a line of credit agreement, secured primarily by our inventory and accounts receivable.

Liquidity and Capital Resources

As of December 31, 2009, we had shareholders equity of $4,377,000 and we had working capital of $2,037,000, compared to shareholders equity of $3,961,000 and working capital of $636,000 at December 31, 2008. Cash and cash equivalents were $1,306,000 as of December 31, 2009, as compared to $229,000 at December 31, 2008. This increase in our working capital was primarily attributable to the proceeds from the financing transaction relating to our buildings and equipment, net of the repayment of long-term debt, and to the sales of our equity securities in the aggregate amount of $1,542,000, net of costs.  In addition to our cash position on December 31, 2009, we had availability under our line of credit of approximately $221,000.

Our increase in cash and cash equivalents to $1,306,000 at December 31, 2009 compared to $229,000 at December 31, 2008 was the result of $1,317,000 used in operating activities; $356,000 used in investing activities; and $2,750,000 provided by financing activities.

We believe that the Company currently has the necessary working capital to support existing operations through 2010.  Our primary capital source will be cash flow from operations, as we reach profitability in 2010.  During October 2009, we raised net proceeds of approximately $563,000 from an offering of our shares.  In November 2009, we entered into an agreement to replace our revolving line of credit, which more fully values our assets for collateral and enable increased borrowing for working capital purposes.  In December 2009, we sold our Series B Preferred Stock for $829,000, net of offering costs.  We believe that the Company can become leaner if our sales goals do not materialize, and that our costs can be managed to produce profitable operations.  Historically, we have financed our operations primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution, and cash generated from operations.

Net cash used in operations during 2009 was $1,317,000 compared with $2,468,000 used in operations during the same period in 2008.   Cash used in operations during 2009 was primarily due to the net loss in the period and to a decrease in accounts payable.

Net cash used in investing activities of $356,000 during 2009 compared with $191,000 during 2008 is primarily the result of equipment purchases.

Net cash provided by financing activities of $2,750,000 during 2009 was primarily due to proceeds from the sale of our buildings and equipment of $3,056,000 and the sale of common and preferred stock of $1,604,000, offset by principal payments on long-term debt of $1,763,000. During the same period in 2008, we derived net proceeds from the refinancing of our land and buildings of $1,770,000 and net borrowings on our revolving line of credit of $1,354,000; offset by principal payments on debt of $800,000. Our line of credit lender is a privately held, Senior Secured Commercial Lender.

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

On October 8, 2009, we sold an aggregate of 364,189 units (“Units”) consisting of one share of our common stock (“Share”) and warrants to purchase shares of our common stock (“Warrants”)at a price of $1.80 per Unit pursuant to a public shelf registration on Form S-3. The Warrants consist of (i) Series A Warrants, for the purchase of a number of shares of common stock equal to 40% of a purchaser’s Shares, which have an initial exercise price of $2.25 per share and are exercisable for a period of five years commencing 183 days from the date of issuance, (ii) Series B Warrants, for the purchase of a number of shares of common stock equal to 50% of a purchaser’s Shares, which have an exercise price equal to $1.80 and are exercisable for 60 trading days commencing immediately, and (iii) Series C Warrants, for the purchase of a number of shares of common stock equal to 20% of a purchaser’s Shares, which have an exercise price of $2.25 and are exercisable for five years commencing 183 days from the date of issuance.  The Series B Warrants and Series C Warrants were only issued to purchasers who purchased Units for an aggregate purchase price of at least $125,000.   The Company paid an 8% placement agent fee. The net proceeds to the Company from the shelf take-down, after deducting placement agent fees and estimated offering expenses, were approximately $563,000. At the closing, the Company issued 364,189 shares of common stock, Series A Warrants to purchase 145,676 shares of common stock, Series B Warrants to purchase 69,445 shares of common stock, and Series C Warrants to purchase 27,778 shares of common stock.

In November 2009, we entered a revolver line commitment with GemCap Lending I, LLC to replace our existing line of credit.  The senior revolver facility is for $3,000,000, based on 80% of eligible accounts receivable and 50% of eligible inventory, with a maximum inventory advance of $1,500,000.  The line of credit bears interest of 18% per annum.

During December 2009, we sold 120,820 shares of Series B Preferred stock, for net proceeds of $829,000, after offering costs.

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

If we continue to suffer losses from operations, our working capital may be insufficient to support our ability to expand our business operations as rapidly as we would deem necessary at any time, unless we are able to obtain additional financing. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives and would be required to reduce our level of operations, including reducing infrastructure, promotions, personnel and other operating expenses. These events could adversely affect our business, results of operations and financial condition. There can be no assurance  that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or if they are not available on acceptable terms, our ability to fund the growth of our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressures, could be significantly limited.

Recent Accounting Pronouncements

In August 2009, the FASB issued ASU 2009-05, which amends ASC 820 to provide further guidance on measuring the fair value of a liability. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability, and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market, when no adjustments to the quoted price of the asset are required, are Level 1 fair value measurements. This standard became effective for the Company beginning in the fourth quarter of 2009. The Company’s adoption of ASU 2009-05 did not have a material impact on its financial position, results of operations or liquidity.

In January 2010, the FASB issued Update No. 2010-6, “Improving Disclosures About Fair Value   Measurements” (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15,2010. The Company is currently evaluating the effect of this update on its financial position, results of operations and liquidity.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. We believe adoption of this new guidance will not have a material impact on our financial statements.

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

Item 8.  Financial Statements

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Reed’s, Inc. as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Reed’s, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ WEINBERG & COMPANY, P.A.

Weinberg & Company, P.A.
Los Angeles, California
March 17, 2010

REED’S, INC.
BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash	$1,306,000	$229,000
Inventory	2,884,000	2,837,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $90,000 and $97,000, respectively	866,000	897,000
Prepaid and other current assets	99,000	68,000
Total Current Assets	5,155,000	4,031,000

Property and equipment, net of accumulated depreciation of $727,000 and $1,150,000, respectively	3,655,000	4,133,000
Brand names	1,029,000	800,000
Deferred offering costs	-	62,000
Deferred financing fees, net of amortization of $10,000 and $40,000, respectively	131,000	77,000
Total assets	$9,970,000	$9,103,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$954,000	$1,592,000
Accrued expenses	127,000	96,000
Recycling fees payable	456,000	337,000
Line of credit	1,415,000	1,354,000
Current portion of long term debt	-	16,000
Current portion of long term financing obligation	40,000	-
Current portion capital leases	24,000	-
Current portion note payable	102,000	-
Total current liabilities	3,118,000	3,395,000

Long term financing obligation, less current portion, net of discount of $726,000	2,274,000	-
Capital leases payable, less current portion	130,000	-
Note payable, less current portion	71,000	-
Long term debt, less current portion	-	1,747,000
Total Liabilities	5,593,000	5,142,000

Commitments and contingencies
Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 46,621 and 47,121 shares issued and outstanding, respectively	466,000	471,000
Series B Convertible Preferred stock, $10 par value, 500,000 shares authorized, 120,820 shares issued and outstanding at December 31, 2009	1,208,000	-
Common stock, $.0001 par value, 19,500,000 shares authorized, 9,606,127 and 8,979,341 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	20,203,000	18,408,000
Accumulated deficit	(17,501,000)	(14,919,000)
Total stockholders’ equity	4,377,000	3,961,000
Total liabilities and stockholders’ equity	$9,970,000	$9,103,000

The accompanying notes are an integral part of these financial statements

REED’S, INC.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009 and 2008

	2009	2008
Sales	$15,178,000	$15,277,000
Cost of sales	11,566,000	11,891,000

Gross profit	3,612,000	3,386,000

Operating expenses:
Selling and marketing expense	2,412,000	3,817,000
General and administrative expense	2,632,000	3,140,000
Impairment of assets	641,000	-
Total operating expenses	5,685,000	6,957,000

Loss from operations	(2,073,000)	(3,571,000)

Interest income	-	1,000
Interest expense	(486,000)	(244,000)

Net loss	(2,559,000)	(3,814,000)

Preferred stock dividend	(23,000)	(24,000)

Net loss attributable to common stockholders	$(2,582,000)	$(3,838,000)

Loss per share available to common stockholders - basic and diluted	$(0.28)	$(0.43)
Weighted average number of shares outstanding - basic and diluted	9,238,002	8,884,338

The accompanying notes are an integral part of these financial statements

REED’S, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2009 and 2008

			Series A		Series B		Additional		Total
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2007	8,751,721	$1,000	48,121	$481,000	-	$-	$17,838,000	$(11,081,000)	$7,239,000
Fair Value of Common Stock issued for bonus and services	212,710	-	-	-	-	-	392,000	-	392,000
Common stock issued in connection with the June 30, 2008 preferred stock dividend	10,910	-	-	-	-	-	24,000	(24,000)	-
Common stock issued upon conversion of preferred stock	4,000	-	(1,000)	(10,000)	-	-	10,000	-	-
Fair value vesting of options issued to employees	-	-	-	-	-	-	144,000	-	144,000
Net loss	-	-	-	-	-	-	-	(3,814,000)	(3,814,000)
Balance, December 31, 2008	8,979,341	1,000	47,121	471,000	-	-	18,408,000	(14,919,000)	3,961,000

Fair Value of Common Stock issued for services and finance fees	197,647	-	-	-	-	-	260,000	-	260,000
Warrants issued in connection with purchase option	-	-	-	-	-	-	752,000	-	752,000
Common stock issued in connection with the June 30, 2009 preferred stock dividend	12,950	-	-	-	-	-	23,000	(23,000)	-
Common stock issued upon conversion of preferred stock	2,000	-	(500)	(5,000)	-	-	5,000	-	-
Private sale of common stock	50,000	-	-	-	-	-	150,000	-	150,000
Sale of common stock in shelf offering	364,189	-	-	-	-	-	563,000	-	563,000
Sale of Series B preferred stock, net of offering costs	-	-	-	-	120,820	1,208,000	(379,000)	-	829,000
Fair value vesting of options issued to employees	-	-	-	-	-	-	421,000	-	421,000
Net loss	-	-	-	-	-	-	-	(2,559,000)	(2,559,000)
Balance, December 31, 2009	9,606,127	$1,000	46,621	$466,000	120,820	$1,208,000	$20,203,000	$(17,501,000)	$4,377,000

The accompanying notes are an integral part of these financial statements

REED’S, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(2,559,000)	$(3,814,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	469,000	355,000
Loss on disposal of equipment	-	5,000
Fair value of stock options issued to employees	421,000	144,000
Fair value of common stock issued for services	236,000	392,000
Impairment loss on assets	641,000	-
Decrease in allowance for doubtful accounts	(7,000)	-
Changes in assets and liabilities:
Accounts receivable	38,000	264,000
Inventory	(37,000)	191,000
Prepaid expenses and other current assets	(31,000)	25,000
Accounts payable	(638,000)	(113,000)
Accrued expenses	31,000	38,000
Recycling Fees Payable	119,000	45,000
Net cash used in operating activities	(1,317,000)	(2,468,000)
Cash flows from investing activities:
Purchase of property and equipment	(356,000)	(191,000)
Net cash used in investing activities	(356,000)	(191,000)
Cash flows from financing activities:
Proceeds from issuance of common stock in shelf offering	563,000	-
Proceeds from private sale of common stock	150,000	-
Proceeds from the issuance of preferred stock	891,000	-
Payments for offering costs	-	(77,000)
Payments for deferred financing fees	(117,000)	(102,000)
Proceeds received from long term financing obligation	3,056,000	-
Principal repayments on long term financing obligation	(16,000)	-
Principal repayments on capital lease obligation	(9,000)	-
Principal repayments on long term debt	(1,763,000)	-
Payoff of former line of credit	(1,354,000)	1,354,000
Net borrowings on existing lines of credit	1,415,000
Principal repayments on notes	(66,000)	(800,000)
Proceeds received from borrowings on long term debt	-	1,770,000
Net cash provided by financing activities	2,750,000	2,145,000
Net decrease in cash	1,077,000	(514,000)
Cash at beginning of year	229,000	743,000
Cash at end of year	$1,306,000	$229,000
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$457,000	$248,000
Taxes	$-	$-
Non Cash Investing and Financing Activities
Preferred Stock converted to common stock	$5,000	$10,000
Fair value of warrants granted as valuation discounts	$752,000	$-
Common Stock issued in settlement of preferred stock dividend	$23,000	$24,000
Property and equipment acquired through capital lease obligation	$163,000	$-
Note payable issued for brand names	$229,000	$-
Note payable issued for inventory	$10,000	$-
Common stock issued for deferred financing fees	$24,000	$-
Deferred stock offering costs charged to paid in capital	$62,000	$-

The accompanying notes are an integral part of these financial statements

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(1)	Operations and Summary of Significant Accounting Policies

A)	Nature of Operations

Reed’s, Inc. (the “Company”) was organized under the laws of the state of Florida in January 1991. In 2001, the Company changed its name from Original Beverage Corporation to Reed’s, Inc. and changed its state of incorporation from Florida to Delaware. The Company is engaged primarily in the business of developing, manufacturing and marketing natural non-alcoholic beverages, as well as candies and ice creams. The Company currently offers 6 Reed’s Ginger Brew flavors (Original, Premium, Extra, Cherry Ginger, Raspberry Ginger and Spiced Apple Ginger), 7 Virgil’s Root Beer, Cream Sodas and Real Cola beverages (Root Beer, Cream Soda, Black Cherry Cream Soda, Real Cola, the same four in a Diet version, plus the Special Edition Bavarian Nutmeg Root Beer) , 2 China Cola beverages (regular and cherry), 3 kinds of  ginger candies (crystallized ginger, ginger chews and peanut butter ginger chews), and 3 flavors of ginger ice cream (Original, Green Tea, and Chocolate).  In 2009, the Company also introduced its Reed’s Energy Elixir and acquired the Sonoma Sparkler brand product line. In 2010 we are introducing our R(x)eed's  nausea relief product.

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

The allowance for doubtful accounts and returns and discounts is established through a provision for returns and discounts charged against sales. Receivables are charged off against the allowance when payments are received or products returned. The allowance for doubtful accounts and returns and discounts as of December 31, 2009 was approximately $90,000 and December 31, 2008 was approximately $97,000.

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

F)	Intangible Assets and Impairment Policy

The Company records intangible assets in accordance with Financial Accounting Standard Guidance.  Intangible assets consist mostly of brand names and are deemed to have indefinite lives are not subject to annual amortization. The Company reviews, at least quarterly, its investment in brand names and other intangible assets for impairment and if impairment is deemed to have occurred the impairment is charged to expense. Intangible assets which have finite lives are amortized on a straight line basis over their remaining useful life; they are also subject to annual impairment reviews.

Management applies the impairment tests to determine if impairment has occurred. Accordingly, management compares the carrying value of the asset to its fair value in determining the amount of the impairment. No impairments were identified for the years ended December 31, 2009 and 2008.

Management believes that the accounting estimate related to impairment of its intangible assets, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.  Based on Management’s assessment, there are no indicators of impairment at December 31, 2009 or 2008.

G)	Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000 at December 31, 2009. The Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the years ended December 31, 2009 and 2008.

During the year ended December 31, 2009, the Company had two customers who accounted for approximately 31% and 15% of its sales, respectively; and during the year ended December 31, 2008 the same customers accounted for 32% and 14% of its sales, respectively. No other customer accounted for more than 10% of sales in either year. As of December 31, 2009 the Company had accounts receivable due from two customers who comprised $134,000 (14%) and $147,000 (15%), respectively, of its total accounts receivable; and at December 31, 2008 the Company had accounts receivable due from three customers who comprised $135,000 (14%), $183,000 (18%) and $102,000 (10%), respectively, of its total accounts receivable.

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

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis. Financial assets recorded at fair value in the consolidated balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value. Authoritative guidance provided by the FASB defines the following levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets:

Level 1—Quoted prices in active markets for identical assets or liabilities.
Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
Level 3—Unobservable inputs based on the Company's assumptions.

The Company has no fair value items required to be disclosed.

I)	Cost of sales

The Company classifies shipping and handling costs, purchasing and receiving costs, inspection costs, warehousing costs, freight costs, internal transfer costs and other costs associated with product distribution as costs of sales. Certain of these costs become a component of the inventory cost and are expensed to costs of sales when the product to which the cost has been allocated is sold.  Expenses not related to the production of our products are classified as operating expenses.

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

The Company accounts for certain sales incentives, including slotting fees, as a reduction of gross sales. These sales incentives for the years ended December 31, 2009 and 2008 approximated $847,000 and $815,000, respectively.

L)	Net Loss Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation as their effect is antidilutive.

For the years ended December 31, 2009 and 2008 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of the following as of:

	December 31,
	2009	2008
Warrants	1,991,690	1,868,236
Series A Preferred Stock	186,484	188,484
Series B Preferred Stock	845,740	-
Options	690,000	702,500
Total	3,713,914	2,759,220

M)	Advertising Costs

Advertising costs are expensed as incurred and are included in selling expense in the amount of $291,000 and $174,000, for the years ended December 31, 2009 and 2008, respectively.

N)	Stock Compensation Expense

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either
a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

We estimate volatility and forfeitures based upon historical data. As permitted by the authoritative guidance issued by the Financial Accounting Standards Board, we use the “simplified” method to determine the expected life of an option grant due to the Company’s lack of sufficient historical exercise data to provide a reasonable basis, which is a result of the relative high turnover rates experienced in the past for positions granted options. All of these variables have an effect on the estimated fair value of our share-based awards.

O)	Deferred Offering Costs

The Company capitalizes costs incurred related to its issuance of common stock until such time as the stock is issued. These costs included attorney’s fees, accountant’s fees, SEC filing fees, state filing fees, and other specific incremental costs directly related to the public offering and related issuance of common stock. As proceeds are received from the offering, the deferred offering costs were charged to additional paid in capital. During the years ended December 31, 2009 and 2008, $379,000 and $0, respectively, of deferred offering costs were charged to additional paid in capital.

P)	Recent Accounting Pronouncements

In August 2009, the FASB issued ASU 2009-05, which amends ASC 820 to provide further guidance on measuring the fair value of a liability. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability, and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market, when no adjustments to the quoted price of the asset are required, are Level 1 fair value measurements. This standard became effective for the Company beginning in the fourth quarter of 2009. The Company’s adoption of ASU 2009-05 did not have a material impact on its financial position, results of operations or liquidity.

In January 2010, the FASB issued Update No. 2010-6, “Improving Disclosures About Fair Value
Measurements” (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15,2010. The Company is currently evaluating the effect of this update on its financial position, results of operations and liquidity.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. We believe adoption of this new guidance will not have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements

(2)	Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market, and is comprised of the following as of:

	December 31, 2009	December 31, 2008
Raw Materials and Packaging	$1,337,000	$755,000
Finished Goods	1,547,000	2,082,000
	$2,884,000	$2,837,000

(3)	Fixed Assets

Fixed assets are comprised of the following as of:

	December 31, 2009	December 31, 2008
Land	$1,108,000	$1,410,000
Building	1,393,000	1,769,000
Vehicles	320,000	320,000
Machinery and equipment	1,169,000	1,398,000
Office equipment	392,000	386,000
	4,382,000	5,283,000
Accumulated depreciation	(727,000)	(1,150,000)
	$3,655,000	$4,133,000

During 2009, an impairment charge in the amount of $641,000 was recorded in connection with a sale and lease-back of the Company’s buildings and equipment (See Note 6), as it was determined that the carrying value of the buildings and brewery equipment was greater than the fair market value of those assets on the date of the transaction.

Depreciation expense for the years ended December 31, 2009 and 2008 was $356,000 and $302,000, respectively.

Machinery and equipment at December 31, 2009 includes equipment held under capital leases of $163,000. Accumulated depreciation on equipment held under leases was $13,000 as of December 31, 2009.

(4)	Intangible Assets

Brand Names

Brand Names consist of three trademarks for natural beverages, two of which the Company acquired in previous years and one brand acquired in 2009. As long as the Company continues to renew its trademarks, these intangible assets will have an indefinite life. Accordingly, they are not subject to amortization. The Company determines fair value for Brand Names by reviewing the net sales of the associated beverage and applying industry multiples for which similar beverages are sold. As of December 31, 2009 and 2008, carrying amounts for Brand Names were $1,029,000 and $800,000, respectively.

Deferred Financing Fees

Deferred financing are comprised of the following as of:

	December 31, 2009	December 31, 2008
Loan fees relating to financing	$141,000	$102,000
Accumulated amortization	(10,000)	(40,000)
	$131,000	$62,000

Amortization expense for the years ended December 31, 2009 and 2008 was approximately $89,000 and $53,000 respectively.

Amortization of deferred financing fees is as follows for the years ending December 31:

Year	Amount
2010	$112,000
2011	5,000
2012	5,000
2013	5,000
2014	4,000
Total	$131,000

(5)	Lines of Credit

	December 31,
	2009	2008
Line of Credit (A)	$-	$1,354,000
Line of Credit (B)	1,415,000	-
	$1,415,000	$1,354,000

(A)  In May 2008 the Company entered into a Credit and Security Agreement under which the Company was provided with a $2 million revolving credit facility. In July 2008, the line of credit was increased to $3 million.  Interest accrued and was paid monthly on outstanding loans under the credit facility at a rate equal to 5.75% per annum plus the greater of 2% or the LIBOR rate.  The amount available to borrow was based on a calculation of eligible accounts receivable and inventory.  Borrowings under the credit facility were secured by all of the Company's assets and the loan was personally guaranteed by the principal shareholder and Chief Executive Officer.  The line of credit was closed in November 2009.

(B)  On November 18, 2009, the Company executed a revolver line commitment with GemCap Lending I, LLC to replace its existing line of credit.  The senior revolver facility is for $3,000,000, based on 80% of eligible accounts receivable and 50% of eligible inventory, with a maximum inventory advance of $1,500,000.  The line of credit bears interest of 18% per annum.
  At December 31, 2009, the aggregate amount outstanding under the line of credit was $1,415,000 and the Company had approximately $221,000 of availability on this line of credit.

(6)	Lo3.Long Term Financing Obligation

	December 31,
	2009	2008
Long term financing obligation	$3,040,000	$-
Valuation discount	(726,000)	-
	$2,314,000	$-

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

In connection with the financing obligation, the Company issued an aggregate of 400,000 warrants to purchase its common stock at $1.20 per share for five years. The 400,000 warrants were valued at $752,000 and reflected as a debt discount, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the 400,000 warrants: strike price of $2.10 to $2.25; term of 5 years; volatility of 91.36% to 110.9%; expected dividends 0%; and discount rate of 2.15% to 2.20%. The 400,000 warrants were recorded as valuation discount and are being amortized over 15 years, the term of the purchase option.  Amortization of valuation discount was $25,000 and $0, respectively, during the years ended December 31, 2009 and 2008.

The aggregate due under the financing obligation at December 31, 2009 was $3,040,000.  Aggregate future obligations under the financing obligation are as follows:

Year
2010	$40,000
2011	55,000
2012	71,000
2013	90,000
2014	111,000
Thereafter	2,673,000
Total	$3,040,000

(7)	Lo4.Long Term Debt

Long-term debt consists of the following as of:
	December 31,	December 31,
	2009	2008
Note payable with a bank in the amount of $1,770,000. The note matures in February 2038. The note carries an 8.41% per annum interest rate, requires a monthly payment of principal and interest of $13,651, and is secured by all of the land and buildings owned by the Company, and is personally guaranteed by the majority stockholder.	$-	$1,763,000
Note payable from acquisition of brand in the amount of $239,000, recorded at an implicit rate of 5%, requires a monthly payment of $9,000, and matures in August 2011.	173,000	-
Total	173,000	1,763,000
Less current portion	102,000	16,000
	$71,000	$1 ,747,000

The aggregate maturities of long-term debt for each of the next five years and thereafter are as follows as of December 31:

Year	Amount
2010	$102,000
2011	71,000
Total	$173,000

(8)	Obligations Under Capital Leases

The Company has entered into various capital leases for equipment with monthly payments ranging from $438 to $1,545 per month, including interest, at interest rates ranging from 17.27% to 17.32% per annum. At December 31, 2009, monthly payments under these leases aggregated $4,081. The leases expire at various dates through 2014.

Future minimum lease payments under capital leases are as follows:

Years Ending December 31,
2010	$49,000
2011	49,000
2012	49,000
2013	49,000
2014	29,000
Total payments	225,000
Less: Amount representing interest	71,000
Present value of net minimum lease payments	154,000
Less: Current portion	24,000
Non-current portion	$130,000

(9)	Stockholders’ Equity

Preferred Stock

Series A
Series A Preferred stock consists of 500,000 shares authorized to Series A, $10.00 par value, 5% non-cumulative, participating, preferred stock. As of December 31, 2009 and 2008 there were 47,121 and 48,121 shares outstanding respectively, with a liquidation preference of $10.00.

These preferred shares have a 5% pro-rata annual non-cumulative dividend. The dividend can be paid in cash or, in the sole and absolute discretion of our board of directors, in shares of common stock based on its then fair market value. We cannot declare or pay any dividend on shares of our securities ranking junior to the preferred stock until the holders of our preferred stock have received the full non-cumulative dividend to which they are entitled. In addition, the holders of our preferred stock are entitled to receive pro rata distributions of dividends on an “as converted” basis with the holders of our common stock. During the year ended December 31, 2009 the Company accrued and paid a $23,000 dividend payable to the preferred shareholders, which management elected to pay through the issuance of 12,950 shares of its common stock; and during the year ended December 31, 2008 the Company accrued and paid a $28,000 dividend payable to the preferred shareholders, which management elected to pay through the issuance of 3,820 shares of its common stock.

In the event of any liquidation, dissolution or winding up of the Company, or if there is a change of control event, then, subject to the rights of the holders of our more senior securities, if any, the holders of our Series A preferred stock are entitled to receive, prior to the holders of any of our junior securities, $10.00 per share plus all accrued and unpaid dividends. Thereafter, all remaining assets shall be distributed pro rata among all of our security holders.  Since June 30, 2008, we have the right, but not the obligation, to redeem all or any portion of the Series A preferred stock by paying the holders thereof the sum of the original purchase price per share, which was $10.00, plus all accrued and unpaid dividends.

The Series A preferred stock may be converted, at the option of the holder, at any time after issuance and prior to the date such stock is redeemed, into four shares of common stock, subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, recapitalization, reclassification and similar transactions. We are obligated to reserve out of our authorized but unissued shares of common stock a sufficient number of such shares to effect the conversion of all outstanding shares of Series A preferred stock. During the year ended December 31, 2009, 500 shares of preferred stock were converted into 2,000 shares of common stock.  During the year ended December 31, 2008, 10,819 shares of preferred stock were converted into 43,276 shares of common stock.

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

Series B
On April 23, 2009, the Board of Directors of the Company approved a new class of Preferred Stock for the purpose of selling the Preferred stock in the Corporation’s rights offering.  The Preferred Stock is designated as Series B Convertible Preferred Stock, with a number of shares authorized being shared with the Series A preferred stock.  In the aggregate, both classes of preferred stock may not exceed 500,000 shares.

On November 13, 2009, the Company issued transferable rights to all common shareholders of record.  Shareholders received one transferable right for each share held on the record date.  Each transferable right entitled the investor to purchase one share of Series B preferred stock at the par value of $10.00 per share.  Each share of Series B Preferred carries a five percent (5%) annual dividend for a term of three (3) years, and is convertible into shares of common stock at a conversion ratio of seven (7) shares of common stock, or a conversion price of $1.43.   The shares carry a mandatory conversion feature when the Company’s common stock exceeds a closing price of $2.75 for five (5) consecutive trading days.

During December 2009, investors purchased 120,820 shares of Series B Preferred resulting in an aggregate of $1,208,000 in gross proceeds to the Company. The Company paid commissions of $88,000 and an expense allowance of $10,000 to the placement agent for the Series B offering and issued warrants to the placement to purchase up to 33,796 shares of common stock with an exercise price of $1.43 per share. The Company received proceeds after commissions and the expense allowance of approximately $1,110,000 in the aggregate, of which approximately $829,000 was received net of offering costs.

These preferred shares have a 5% pro-rata annual non-cumulative dividend payable quarterly for a period of three years. The dividend can be paid in cash or, in the sole and absolute discretion of our board of directors, in shares of common stock based on its then fair market value. We cannot declare or pay any dividend on shares of our securities ranking junior to the preferred stock until the holders of our preferred stock have received the full non-cumulative dividend to which they are entitled. During the year ended December 31, 2009, no dividends were accrued or paid.   The first dividend date will be March 31, 2010.

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

The Series B preferred stock may be converted, at the option of the holder, at any time after issuance and prior to the date such stock is redeemed, into seven shares of common stock, subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, recapitalization, reclassification and similar transactions. We are obligated to reserve out of our authorized but unissued shares of common stock a sufficient number of such shares to effect the conversion of all outstanding shares of Series B preferred stock. During the year ended December 31, 2009, no shares of preferred stock were converted into shares of common stock.

Except as provided by law, the holders of our Series B preferred stock do not have the right to vote on any matters, including, without limitation, the election of directors. However, so long as any shares of Series B preferred stock are outstanding, we shall not, without first obtaining the approval of at least a majority of the holders of the Series B preferred stock, authorize or issue any equity security having a preference over the Series B preferred stock with respect to dividends, liquidation, redemption or voting, including any other security convertible into or exercisable for any equity security other than any senior preferred stock.

Common Stock

Common stock consists of $.0001 par value, 19,500,000 shares authorized, 9,606,127 shares issued and outstanding as of December 31, 2009 and 8,979,341 shares issued and outstanding as of December 31, 2008.

During the year ended December 31, 2008, the Company issued 161,960 shares of common stock at stock prices ranging from $1.99 to $3.85 per share with a value of $336,000 in exchange for consulting services and 50,750 shares of common stock at a share price of $1.11 per share and a value of $56,000 to employees as a bonus.

On October 8, 2009, the Company sold an aggregate of 364,189 units (“Units”) consisting of one share of our common stock (“Share”) and warrants to purchase shares of our common stock (“Warrants”) at a price of $1.80 per Unit resulting in gross proceeds of $656,000 to the Company pursuant to a public shelf registration on Form S-3.  The Warrants consist of  (i) Series A Warrants, for the purchase of a number of shares of common stock equal to 40% of a purchaser’s Shares, which have an initial exercise price of $2.25 per share and are exercisable for a period of five years commencing 183 days from the date of issuance, (ii) Series B Warrants, for the purchase of a number of shares of common stock equal to 50% of a purchaser’s Shares, which have an exercise price equal to $1.80 and are exercisable for 60 trading days commencing immediately, and (iii) Series C Warrants, for the purchase of a number of a shares of common stock equal to 20% of a purchaser’s Shares, which have an exercise price of $2.25 and are exercisable for five years commencing 183 days from the date of issuance.  The Series B Warrants and Series C Warrants were only issued to purchasers who purchased Units for an aggregate purchase price of at least $125,000.   The Company paid an 8% placement agent fee of $52,000. The Company received proceeds from the shelf-registration, after deducting placement agent fees and offering expenses, of approximately $563,000. At the closing, the Company issued 364,189 shares of common stock, Series A Warrants to purchase 145,676 shares of common stock, Series B Warrants to purchase 69,445 shares of common stock, and Series C Warrants to purchase 27,778 shares of common stock.

During 2009, the Company also sold 50,000 shares of common stock for $3.00 per share or $150,000.

During the year ended December 31, 2009, the Company issued 181,147 shares of common stock in exchange for consulting and legal services.  The value of the stock was based on the closing price of the stock on the issuance or agreed upon date.  The total value of shares issued for services was $236,000.   The Company issued 13,500 shares of common stock valued at $24,000 for financial fees related to the capital leases entered into during the 2009 fiscal year.  The value of these shares has been recorded as deferred financing fees and is being amortized over the term of the capital leases (see Note 4).

On December 22, 2009, the Company granted 38,750 shares of common stock valued at $51,000, based upon the stock price on the date of grant, to its employees as bonuses. The shares of common stock were issued subsequent to year-end and have been included in accounts payable as of December 31, 2009.

(10)	Stock Options and Warrants

A)	Stock Options

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

During the years ended December 31, 2009 and 2008, the Company issued 120,000 and 325,000 options, respectively, to purchase the Company's common stock at a weighted average price of $1.18 and $1.62, respectively, to employees under the Plans. On March 6, 2009, the Company repriced 420,000 employee options to an exercise price of $0.75.  Such options had previously been issued at exercise prices between $1.99 per share and $8.50 per share.  The total increase in stock compensation expense, as a result of the repricing, was $81,000; of which $44,000 was recognized in the year ended December 31, 2009.  The aggregate value of the options vesting, net of forfeitures, during the years ended December 31, 2009 and 2008 was $421,000 and $144,000, respectively, and has been reflected as compensation cost. As of December 31, 2009, the aggregate value of unvested options was $286,000, which will be amortized as compensation cost as the options vest, over 3 years.

The weighted-average grant date fair value of options granted during 2009 and 2008 was $1.18 and $1.23, respectively.  The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table.  For purposes of determining the expected life of the option, the full contract life of the option is used. The risk-free rate for periods within the contractual life of the options is based on the U. S. Treasury yield in effect at the time of the grant.

	Year ended December 31,
	2009	2008
Expected volatility	89%- 97%	107%-109%
Weighted average volatility	91%	109%
Expected dividends	—	—
Expected average term (in years)	2.82	4.3
Risk free rate - average	1.72%	2.75%
Forfeiture rate	0%	0%

A summary of option activity as of December 31, 2009 and changes during the two years then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	749,000	$6.02
Granted	325,000	$1.62
Exercised	—	—
Forfeited or expired	(371,500)	$6.83
Outstanding at December 31, 2008	702,500	$3.55
Granted	120,000	$1.18
Exercised	—	—
Forfeited or expired	(132,500)	$2.38
Outstanding at December 31, 2009	690,000	$1.74	3.0	$300,000
Exercisable at December 31, 2009	334,999	$2.23	2.4	$141,000

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s stock, which was $1.43 as of December 31, 2009.

A summary of the status of the Company’s nonvested shares granted under the Company’s stock option plan as of December 31, 2009 and changes during the year then ended is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2008	495,833	$0.86
Granted	120,000	$0.66
Vested	(217,500)	$0.87
Forfeited	(43,333)	$1.23
Nonvested at December 31, 2009	355,001	$0.74

Additional information regarding options outstanding as of December 31, 2009 is as follows:

	Options Outstanding at December 31, 2009			Options Exercisable at December 31, 2009
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $1.99	560,000	3.26	$0.89	221,666	$0.79
$2.00 - $4.99	80,000	1.30	$4.00	80,000	$4.00
$5.00 - $6.99	-	-	-	-	-
$7.00 - $8.50	50,000	2.42	$7.55	33,333	$7.55
	690,000			334,999

B)	Warrants

During the year ended December 31, 2008, 200,000 warrants were granted in connection with a distribution agreement between the Company and a company which is owned by two brothers of Christopher Reed, President of the Company.  The warrants are issuable only upon the attainment of certain international product sales goals.  The warrants will be valued and a corresponding expense will be recorded upon the attainment of the sales goals identified when the warrants were granted.  In April 2009, the 200,000 warrants were re-priced to $1.35 from a weighted average price of $2.77.  Since these are performance-based warrants and no performance criteria have been met as of December 31, 2009, no expense was recognized in the re-pricing of these warrants.  The value of the re-pricing was approximately $5,000 and the value of the warrants after re-pricing was $168,000, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the 200,000 warrants: strike price of $1.35; term of 3 years; volatility of 99.8%; expected dividends 0%; and discount rate of 1.89%.

In October 2009, the Company granted an aggregate 242,899 warrants at a price of $2.25 in connection with an equity placement of its common stock (see Note 9).  69,445 of the warrants expired unexercised on January 4, 2010.  The remaining 173,454 options expire in five years.  The aggregate value of the warrants was approximately $217,000, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the 173,454 warrants: strike price of $2.25; term of 5 years; volatility of 90.20%; expected dividends 0%; and discount rate of 2.16%.  The value of the warrants has not been reflected in the Company’s financial statements as it is a reclass between paid in capital accounts.

 In December 2009, the Company granted 33,796 warrants at $1.79 per share to a dealer-manager in connection with the placement of its Series B preferred stock (see Note 9).  The warrants were valued at $25,000, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the 33,796 warrants: strike price of $1.79; term of 5 years; volatility of 71.74%; expected dividends 0%; and discount rate of 2.62%.  The value of the warrants has not been reflected in the Company’s financial statements as it is a reclass between paid in capital accounts.

The following table summarizes warrant activity for the two years ended December 31, 2009:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,668,236	$5.75
Granted	200,000	$2.54
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2008	1,868,236	$5.41
Granted	676,695	$1.56
Exercised	-	-
Forfeited or expired	(553,241)	$2.81
Outstanding at December 31, 2009	1,991,690	$4.70	3.0	$108,000
Exercisable at December 31, 2009	1,618,236	$5.38	2.8	$92,000

The aggregate intrinsic value was calculated, as of December 31, 2009, as the difference between the market price and the exercise price of the Company’s stock, which was $1.43 as of December 31, 2009.

The fair value of each warrant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company. For purposes of determining the expected life of the warrant, the full contract life of the warrant is used. The risk-free rate for periods within the contractual life of the warrants is based on the U. S. Treasury yield in effect at the time of the grant.

	Year ended December 31,
	2009	2008
Expected volatility	72% - 111%	108%
Weighted average volatility	100%	108%
Expected dividends	-	-
Expected term (in years)	5	5
Risk free rate	2.18%	5.10%

The weighted-average grant date fair value of warrants granted during 2009 and 2008 was $1.47 and $1.88 respectively.

The following table summarizes the outstanding warrants to purchase Common Stock at December 31, 2009:

Number	Exercise Price	Expiration Dates
400,000	$1.20	May 2014
200,000	$1.35	May 2013
33,796	$1.79	December 2014
242,899	$1.80 - $2.25	January 2010 – April 2015
365,000	$6.60	December 2011 – June 2012
749,995	$7.50	June 2012

(11)	Income Taxes

At December 31, 2009 and 2008, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $16,000,000 and $13,600,000 for Federal purposes, respectively, and $11,500,000 and $10,200,000 for state purposes respectively. The Federal carryforward expires in 2030 and the state carryforward expires in 2015. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

 Accounting guidance requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carry-forwards, the utilization of the Company’s net operating loss carry-forwards will likely be limited as a result of cumulative changes in stock ownership.  The company has not recognized a deferred tax asset and, as a result, the change in stock ownership has not resulted in any changes to valuation allowances.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

Significant components of the Company’s deferred income tax assets are as follows as of:

	December 31, 2009	December 31, 2008
Deferred income tax asset:
Net operating loss carry forward	$5,800,000	$5,000,000
Valuation allowance	(5,800,000)	(5,000,000)
Net deferred income tax asset	—	—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Year Ended
	December 31,
	2009		2008
Federal Statutory tax rate	(34%	)	(34%	)
State tax, net of federal benefit	(5%	)	(5%	)
Change in valuation	(39%	)	(39%	)
Allowance	39%		39%
Effective tax rate	- %		- %

(12)	Commitments and Contingencies

Lease Commitments

The Company leases machinery under non-cancelable operating leases. Rental expense for the years ended December 31, 2009 and 2008 was $40,000 and $48,000, respectively.

Future payments under these leases as of December 31, 2009 are as follows:

Year ending December 31,	Amount
2010	$8,000
2011	7,000
Total	$15,000

  Other Commitments

The Company has entered into contracts with customers with clauses that commit the Company to fees if the Company terminates the agreement early or without cause.  The contracts call for the customer to have the right to distribute the Company’s products to a defined type of retailer within a defined geographic region.  If the Company should terminate the contract or not automatically renew the agreements, amounts would be due to the customer.  As of December 31, 2009 and 2008, the Company has no plans to terminate or not renew any agreement with any of their customers; therefore no fees have been accrued in the accompanying financial statements.

(13)	Legal Proceedings

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

(14)	Related Party Activity

During the year ended December 31, 2008, the Company employed two brothers of the majority shareholder and Chief Executive Officer of the Company in sales roles. They were paid approximately $37,000 and $113,000.  Employment ended in 2008, so there were no payments during the year ended December 31, 2009.

During the year ended December 31, 2008, the Company entered into an agreement for the distribution of its products internationally. The agreement is between the Company and a company controlled by the same two brothers of Christopher Reed, Chief Executive Officer of the Company. The agreement remains in effect until terminated by either party and requires the Company to pay 10% of the defined sales of the previous month. During the year ended December 31, 2009, the Company paid commissions on sales of $10,000 and issued 52,420 shares of its common stock in satisfaction of $66,000 due under this agreement.  During the year ended December 31, 2008, the Company paid $60,000 for these services and 200,000 warrants were granted in connection with this distribution agreement. The warrants are issuable only upon the attainment of certain international product sales. No warrants vested during the year ended December 31, 2009. The warrants will be valued and a corresponding expense will be recorded upon the attainment of the sales goals identified when the warrants were granted.

(15)	Acquisition

On October 19, 2009, the Company executed an Asset Purchase Agreement with Sonoma Cider Mill, Inc., to acquire the Sonoma Sparkler brand.  The aggregate purchase price under the Agreement was $252,000 which was allocated by the Company to its brand name. Initial payments of $45,000 were made prior to the Agreement and the balance of $207,000 is payable in installments of $9,000 over 23 remaining months, continuing on the first of every month.  The Company recorded a note payable in the amount of $239,000 in connection with this agreement (see Note 7).

(16)	Subsequent Events

On February 5, 2010, the Company completed a standby offering of 12,780 shares of its Series B Preferred Stock at $10.00 per share, for gross proceeds of $127,800.    In connection with the offering, the Company also issued warrants for 3,575 shares of common stock at $1.78 per share for five years.  The Company paid legal and broker fees of approximately $11,000 in connection with the offering.

On February 18, 2010, the Company sold an aggregate of 277,359 shares of common stock at a price of $1.70 per share for gross proceeds of $472,000.  Investors were also issued 83,208 Warrants, in connection with the transaction.  The Warrants are exercisable at a price of $2.10 per share of common stock for a period of five years commencing six months from the closing date of the offering.  In connection with the sale, the Company paid legal and broker fees of approximately $38,000.

In January 2010, the Company issued 22,231 shares of common stock for services rendered.  During the period January 1, 2010 to March 23, 2010, 22,806 shares of Series B Preferred Stock were converted into 159,642 shares of common stock.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

General

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their death, resignation or removal. Officers serve at the discretion of the board of directors. Except as described below, there are no family relationships among any of our directors and executive officers. Our board members are encouraged to attend meetings of the board of directors and the annual meeting of stockholders. The board of directors held 13 meetings in 2009. The following table sets forth certain information with respect to our current directors and executive officers:

Name	Position	Age

Christopher J. Reed	President, Chief Executive Officer and Chairman of the Board	51
James Linesch	Chief Financial Officer	55
Thierry Foucaut	Chief Operating Officer	45
Judy Holloway Reed	Secretary and Director	50
Mark Harris	Director	54
Daniel S.J. Muffoletto	Director	55
Michael Fischman	Director	54

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

Family Relationships

Other than the relationship of Christopher J. Reed, and Judy Holloway Reed, Christopher Reed’s wife and a board member, none of our directors or executive officers are related to one another.

Legal Proceedings

To the best of our knowledge, none of our executive officers or directors are parties to any material proceedings adverse to Reed’s, have any material interest adverse to Reed’s or have, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
had any bankruptcy petition filed by or against him/her or any business of which he/she was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities, futures, commodities or banking activities;

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been subject to, or party to, any judicial or administrative order, judgment, decree , or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation  of (i) any Federal or State securities or commodities law or regulation, (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; orbeen the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

We are committed to having sound corporate governance principles. We believe that such principles are essential to running our business efficiently and to maintaining our integrity in the marketplace.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of
Directors.

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

Code  of Ethics

Our Chief Executive Officer and all senior financial officers, including the Chief Financial Officer, are bound by a Code of Ethics that complies with Item 406 of Regulation S-B of the Exchange Act. Our Code of Ethics is posted on our website at www.reedsinc.com.

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

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Reed’s under 17 CFR 240.16a-3(e) during our most recent fiscal year and Forms 5 and amendments thereto furnished to Reed’s with respect to our most recent fiscal year or written representations from the reporting persons, we believe that during the year ended December 31, 2009 our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

Item 11.  Executive Compensation

The following table summarizes all compensation for fiscal years 2009 and 2008 received by our principal executive officer, principal financial officer and chief operating officer, who are the only executive officers of the Company in fiscal year 2009, our “Named Executive Officers”.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards ($)(1)	Non- Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation		Total

Christopher J. Reed, Chief Executive Officer	2009	$150,000	-	$7,920	-	-	-	$4,616	(3)	$162,536
	2008	$150,000						$4,616	(3)	$154,616

James Linesch, Chief Financial Officer (2)	2009	$151,983	-	$7,920	$55,500	-	-	-		$215,403

Thierry Foucaut, Chief Operating Officer	2009	$130,000	$57,600	$7,920	-					$195,520
	2008	$130,000	$57,600		$41,000					$228,600

(1)
The amounts represent the compensation expense for all share-based payment awards based on estimated fair values, computed in accordance with Financial Accounting Standards, excluding any impact of assumed forfeiture rates.  We record compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black Scholes option pricing model.  See discussion of valuation assumptions in the financial statement Note 10.(A) Stock Options.

(2)	Mr. Linesch was hired in January 2009. Amounts represent payments pursuant to an at will employment agreement since his hire date.
(3)	Represents value of automobile provided to Christopher J. Reed.

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

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding unexercised  options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2009.

		Number of		Equity Incentive
	Number of	Securities		Plan Awards:
	Securities	Underlying		Number of
	Underlying	Unexercised		Securities
	Unexercised	Options		Underlying	Option	Option
	Options (#)	(#)		Unexercised	Exercise	Expiration
Name and Position	Exercisable	Unexercisable		Unearned Options	Price	Date
Christopher J. Reed, Chief Executive Officer	-	-		-
James Linesch, Chief Financial Officer	-	75,000	(1)		$ 1.30	01/04/14
Thierry Foucaut, Chief Operating Officer	33,333	16,667	(2)		$ 7.55	06/03/12
	16,667	33,333	(3)		$ 1.34	12/07/13

Notes:
(1)	Vest as follows: 25,000 options vest on January 3, 2010 and 25,000 will vest on January 3, 2011 and January 3, 2012 .
(2)	Vest as follows: 16,666 options will vest on June 3, 2010.
(3)	Vest as follows: 16,667 will vest on December 6, 2010 and 16,667 will vest on December 6, 2011.

Director Compensation

The following table summarizes the compensation paid to our directors for the fiscal year ended December 31, 2009:

	Fees
	Earned or				Non-Equity
	Paid in		Stock	Option	Incentive Plan	All Other
Name	Cash		Awards	Awards	Compensation	Compensation	Total
Judy Holloway Reed	$2,025						$2,025
Mark Harris	$0						$0
Daniel S.J. Muffoletto	$12,204	(1)					$12,204
Michael Fischman	$1,650						$1,650

(1)	Since November 2007, Dr. Muffoletto receives $833 per month to serve as the Chairman of the Audit Committee.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)

Directors and Named Executive Officers
Christopher J. Reed (2)	3,153,238	31.2
Judy Holloway Reed (2)	3,153,238	31.2
Mark Harris (3)	319	*
Daniel S.J. Muffoletto, N.D.	0	*
Michael Fischman	0	*
James Linesch (4)	31,000	*
Thierry Foucaut (5)	61,000	*

Directors and executive officers as a group (7 persons)	3,245,557	31.8

5% or greater stockholders
Joseph Grace (5)	500,000	4.9
Pearl Elias (6)	666,363	6.6

*   Less than 1%.
(1)
Beneficial ownership is determined in accordance with the rules of the SEC.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 23, 2010 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants but are not deemed outstanding for computing the percentage ownership of any other stockholder.  Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name.  Percentage of ownership is based on approximately 10,104,109 shares of common stock outstanding as of March 23, 2010.

(2)
Christopher J. Reed and Judy Holloway Reed are husband and wife.  The same number of shares of common stock is shown for each of them, as they may each be deemed to be the beneficial owner of all of such shares.

(3)	The address for Mr. Harris is 160 Barranca Road, Newbury Park, California 91320.
(4)	Consists of 6,000 shares of common stock and options to purchase 25,000 shares of common stock. Does not include options to purchase 50,000 shares of common stock that vest over two years.
(5)
Consists of 11,000 shares of common stock and options to purchase up to 50,000 shares of common stock. Does not include options to purchase up to 50,000 shares of common stock which vest over two years.

(5)	The address for Mr. Grace is 1900 West Nickerson Street, Suite 116, PMB 158, Seattle, Washington 98119.
(6)	The address for Mrs. Elias is P.O. Box 340, Merion Station PA, 19066.

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

During the years December 31, 2009 and 2008, we have participated in the following transactions in which a related person had or will have a direct or indirect material interest:

Judy Holloway Reed, our Secretary and director, is Christopher J. Reed’s spouse.

During the year ended December 31, 2008, the Company employed two family members of the majority shareholder and Chief Executive Officer of the Company in sales roles. They were paid approximately $37,000 and $113,000.  Employment ended in 2008, so there were no payments during the year ended December 31, 2009.

During the year ended December 31, 2008, the Company entered into an agreement for the distribution of its products internationally. The agreement is between the Company and a company controlled by two brothers of Christopher Reed, Chief Executive Officer of the Company. The agreement remains in effect until terminated by either party and requires the Company to pay 10% of the defined sales of the previous month. During the year ended December 31, 2009, the Company paid commissions on sales of $10,000 and issued 52,420 shares of its common stock in satisfaction of $65,000 due under this agreement.  During the year ended December 31, 2008, the Company paid $60,000 for these services and 200,000 warrants were granted in connection with this distribution agreement. The warrants are issuable only upon the attainment of certain international product sales. No warrants vested during the year ended December 31, 2009. The warrants will be valued and a corresponding expense will be recorded upon the attainment of the sales goals identified when the warrants were granted.

Item 14.  Principal Accounting Fees and Services

Weinberg & Company, P.A. (“Weinberg”) was our independent registered public accounting firm for the years ended December 31, 2009 and 2008.

The following table shows the fees paid or accrued by us for the audit and other services provided by Weinberg for the years ended December 31, 2009 and 2008.

	2008	2008

Audit Fees	$120,000	$153,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$120,000	$153,000

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

Audit Fees

Services provided to us by Weinberg with respect to such periods consisted of the audits of our financial statements and limited reviews of the financial statements included in Quarterly Reports on Form 10-Q. Weinberg also provided services with respect to the filing of our registration statements in 2009 and 2008.

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

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent registered public accounting firm to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting. Accordingly, all audit services and non-audit services described in this Item 14 were pre-approved by the Audit Committee.

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

Date: March 30, 2010	REED’S, INC. a Delaware corporation

	By:	/s/ Christopher J. Reed
Christopher J. Reed Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. REED	Chief Executive Officer, President and Chairman of the Board of Directors	March 30, 2010
Christopher J. Reed	(Principal Executive Officer)

/s/ JAMES LINESCH	Chief Financial Officer	March 30, 2010
James Linesch	(Principal Financial Officer and Principal Accounting Officer)

/s/ JUDY HOLLOWAY REED	Director	March 30, 2010
Judy Holloway Reed

/s/ MARK HARRIS	Director	March 30, 2010
Mark Harris

/s/ DANIEL S.J. MUFFOLETTO	Director	March 30, 2010
Daniel S.J. Muffoletto

/s/ MICHAEL FISCHMAN	Director	March 30, 2010
Michael Fischman

EXHIBIT INDEX

3.1	Certificate of Incorporation of Reed’s, Inc. as filed September 7, 2001 (Incorporated by reference to Exhibit 3.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
3.2
Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc. as filed September 27, 2004 (Incorporated by reference to Exhibit 3.2 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.3
Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc. as filed December 18, 2007 (Incorporated by reference to Exhibit 3.3 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))

3.4
Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Reed’s, Inc. as filed October 12, 2004(Incorporated by reference to Exhibit 3.3 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.5
Certificate of Correction to Certificate of Designations as filed November 10, 2004 (Incorporated by reference to Exhibit 3.4 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.6	Amended Certificate of Designation of Series B Convertible Preferred Stock, filed December 4, 2009. Filed herewith.
3.7	Bylaws of Reed’s Inc., as amended (Incorporated by reference to Exhibit 3.5 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
4.1	Form of common stock certificate (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
4.2	Form of Series A preferred stock certificate (Incorporated by reference to Exhibit 4.2 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
10.1
Brewing Agreement between Reed’s, Inc. and The Lion Brewery, Inc. dated May 15, 2001 (Incorporated by reference to Exhibit 10.2 to Reed’s, Inc.’s Registration Statement on Form SB-2. Portions of the exhibit have been omitted pursuant to a request for confidential treatment. (File No. 333-120451))

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

10.5	Brewing Agreement between Reed’s Inc. and The Lion Brewery, Inc. dated November 1, 2008 (Incorporated by reference to Exhibit 10.1 to Reed’s, Inc.’s Form 10Q/A filed December 18, 2009)
10.8*	Employment Agreement between Reed’s, Inc. and Neal Cohane dated August 1, 2007 (Incorporated by reference to Exhibit 10.8 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))
10.9*	Employment Agreement between Reed’s, Inc. and Thierry Foucaut dated May 5, 2007 (Incorporated by reference to Exhibit 10.9 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))
10.10*
Employment Agreement between Reed’s, Inc. and James Linesch dated December 29, 2008 (Incorporated by reference to Exhibit 10.10  to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))

10.13	Promissory Note in favor of Lehman Brothers Bank, FSB dated February 22, 2008 (Incorporated by reference to Exhibit 10.13 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))
10.15	Loan and Security Agreement between Reed’s Inc. and First Capital Western Region LLC dated May 30, 2008 ( Incorporated by reference to Exhibit 10.3 to Reed’s, Inc.’s Form 10Q/A December 7, 2009)
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

10.22*	2007 Stock Option Plan (Incorporated by reference to Exhibit 10.22 to Reed's, Inc.'s Form 10K filed March 27, 2009)
10.23*	2009 Consultant Stock Plan (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form S-8 (File No. 333-157359)
10.24
Amendment Number Four to loan and Security Agreement between Reed’s Inc. and First Capital Western Region LLC dated March 27, 2009 (Incorporated by reference to Exhibit 10.24 to Reed's, Inc.'s Form 10K filed March 27, 2009)

10.25
Standard Offer, Agreement, and Escrow Instructions for Purchase of Real Estate dated April 23, 2009, as amended (Incorporated by reference to Exhibit 10.1 to Reed's, Inc.'s Form 10Q/A as filed August 18, 2009)

10.26	Standard Industrial Commercial Lease Agreement dated May 7, 2009, as amended (Incorporated by reference to Exhibit 10.2 to Reed's, Inc.'s Form 10Q/A as filed August 18, 2009)
10.27	Asset Purchase Agreement between Reed's, Inc. and Sonoma Cider Mill, Inc. dated October 19, 2009 (Incorporated by Reference to Exhibit 10.1 to Reed's, Inc.'s Form 10Q/A as filed December 7, 2009)
10.28	Loan and Security Agreement by and between GemCap Lending I, LLC and Reed’s Inc. dated November 18, 2009 (Filed herewith)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-157359))
21	Subsidiaries of Reed’s, Inc., filed herewith.
23.1	Consent of Weinberg & Co., P.A., to the incorporation by reference to the previously filed Registration Statement (SEC File No. 333-157359), filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
**
The certifications attached as Exhibits 32.1 and 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Reed’s, Inc. for purposes of Section 18 of the Securities Exchange Act