Form 10-Q/A
period 2009-09-30
REEDS INC
filed 2010-04-06
CIK 1140215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 3

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___ to ___
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

EXPLANATORY NOTE

Reed’s, Inc. (the “Company”) is filing this Amendment No. 3 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (the “Form 10-Q”) as an exhibit-only filing. The Company is filing this Amendment No. 3 to the Form 10-Q (“Amendment”) for the sole purpose of filing Exhibits 10.1, which was filed without an explanatory comment in the beginning of the document about the confidential portion if information in Exhibit B. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

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

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

10.1	Brewing Agreement between Reed’s Inc. and the Lion Brewery, Inc. dated November 1, 2008. Portions of the exhibit have been omitted pursuant to a request for confidential treatment*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
____________
*filed herewith

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reed’s, Inc. (Registrant)

Date: April 06, 2010	/s/ Christopher J. Reed
Christopher J. Reed
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 06, 2010	/s/ James Linesch
James Linesch Chief Financial Officer (Principal Financial Officer)

3