Form 10-Q
period 2010-03-31
REEDS INC
filed 2010-05-11
CIK 1140215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 10,230,184 shares of Common Stock outstanding as of May 7, 2010.

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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
REED’S, INC.
CONDENSED BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS	(unaudited)
Current assets:
Cash	$235,000	$1,306,000
Inventory	3,177,000	2,884,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $90,000	1,197,000	866,000
Prepaid and other current assets	534,000	99,000
Total Current Assets	5,143,000	5,155,000

Property and equipment, net of accumulated depreciation of $833,000 and $727,000, respectively	3,602,000	3,655,000
Brand names	1,029,000	1,029,000
Deferred financing fees, net of amortization of $41,000 and $10,000, respectively	100,000	131,000
Total assets	$9,874,000	$9 ,970,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$946,000	$954,000
Accrued expenses	137,000	127,000
Dividends payable	14,000	-
Recycling fees payable	467,000	456,000
Lines of credit	881,000	1,415,000
Current portion of long term financing obligation	44,000	40,000
Current portion of capital leases payable	25,000	24,000
Current portion of note payable	103,000	102,000
Total current liabilities	2,617,000	3,118,000

Long term financing obligation, less current portion, net of discount of $714,000 and $726,000, respectively	2,274,000	2,274,000
Capital leases payable, less current portion	123,000	130,000
Note payable, less current portion	45,000	71,000
Total liabilities	5,059,000	5,593,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $10 par value, 500,000 shares authorized, 46,621 shares outstanding	466,000	466,000
Series B Convertible Preferred stock, $10 par value, 500,000 shares authorized, 110,794 and 120,820 shares issued and outstanding, respectively	1,108,000	1,208,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 10,128,206 and 9,606,127 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	21,014,000	20,203,000
Accumulated deficit	(17,774,000)	(17,501,000)
Total stockholders’ equity	4,815,000	4,377,000

Total liabilities and stockholders’ equity	$9,874,000	$9,970,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three months ended March 31,
	2010	2009

Sales	$4,012,000	$3,417,000
Cost of sales	2,946,000	2,570,000

Gross profit	1,066,000	847,000

Operating expenses:
Selling and marketing expense	524,000	659,000
General and administrative expense	652,000	603,000
Total operating expenses	1,176,000	1,262,000

Loss from operations	(110,000)	(415,000)

Interest expense	(149,000)	(83,000)

Net loss	(259,000)	(498,000)

Preferred stock dividend	(14,000)	-

Net loss attributable to common stockholders	$(273,000)	$(498,000)

Loss per share available to common stockholders - basic and diluted	$(0.03)	$(0.06)
Weighted average number of shares outstanding - basic and diluted	9,834,696	9,041,483

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months ended March 31, 2010
(unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2009	9,606,127	$1,000	46,621	$466,000	120,820	$1,208,000	$20,203,000	$(17,501,000)	$4,377,000
Fair Value of common stock issued for bonus and services	85,078	-	-	-	-	-	127,000	-	127,000
Common stock issued upon conversion of Series B preferred stock	159,642	-	-	-	(22,806)	(228,000)	228,000	-	-
Sale of common stock in shelf offering	277,359	-	-	-	-	-	410,000	-	410,000
Sale of Series B preferred stock, net of offering costs	-	-	-	-	12,780	128,000	(11,000)	-	117,000
Fair value vesting of options issued to employees	-	-	-	-	-	-	57,000	-	57,000
Preferred stock dividend	-	-	-	-	-	-		(14,000)	(14,000)
Net loss	-	-	-	-	-	-	-	(259,000)	(259,000)
Balance, March 31, 2010	10,128,206	$1,000	46,621	$466,000	110,794	$1,108,000	$21,014,000	$(17,774,000)	$4,815,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(259,000)	$(498,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	148,000	109,000
Fair value of stock options issued to employees	57,000	147,000
Fair value of common stock issued for services and bonus	127,000	143,000
Changes in assets and liabilities:
Accounts receivable	(331,000)	(153,000)
Inventory	(293,000)	(35,000)
Prepaid expenses and other current assets	(435,000)	(119,000)
Accounts payable	(8,000)	351,000
Accrued expenses	10,000	16,000
Recycling fees payable	11,000	21,000
Net cash used in operating activities	(973,000)	(18,000)
Cash flows from investing activities:
Purchase of property and equipment	(51,000)	(1,000)
Net cash used in investing activities	(51,000)	(1,000)
Cash flows from financing activities:
Proceeds from issuance of common stock in shelf offering	410,000	-
Proceed from the issuance of preferred stock	117,000	-
Principal repayments on long term financing obligation	(9,000)	-
Principal repayments on capital lease obligation	(6,000)	-
Principal repayments on notes payable	(25,000)	(4,000)
Net repayments on lines of credit	(534,000)	(80,000)
Payments for offering costs	-	(18,000)
Net cash used in financing activities	(47,000)	(102,000)
Net decrease in cash	(1,071,000)	(121,000)
Cash at beginning of period	1,306,000	229,000
Cash at end of period	$235,000	$108,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$138,000	$66,000
Non cash investing and financing activities:
Preferred stock converted to common stock	$228,000	$-
Dividend payable in common stock	$14,000	$-

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2010 and 2009 (UNAUDITED)

1.	Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reeds, Inc. (the "Company"), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2010 and the results of operations and cash flows for the three months ended March 31, 2010 and 2009. The balance sheet as of December 31, 2009 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report, Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2010.

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

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

Income (Loss) per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common  stock holders by the weighted average number of shares of common  stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common  stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive.

For the three months ended March 31, 2010 and 2009 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of the following as of:

	March 31,	March 31,
	2010	2009
Warrants	2,009,028	1,868,236
Series A Preferred Stock	186,484	188,484
Series B Preferred Stock	775,558	-
Options	690,000	792,500
Total	3,661,070	2,849,220

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward.   The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance was limited to the form and content of disclosures, and will not have a material impact on our consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the three months ended March 31, 2010.

During the three months ended March 31, 2010 and 2009, the Company had two customers, which accounted for approximately 32% and 15% of sales in 2010, and 36% and 19% of sales in 2009, respectively. No other customers accounted for more than 10% of sales in either year. As of March 31, 2010 and December 31, 2009, the Company had approximately $312,000 (24%) and $117,000 (9%); and $134,000 (14%) and $147,000 (15%), respectively, of accounts receivable from these customers.

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
Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
Level 3—Unobservable inputs based on the Company's assumptions.

The Company has no fair value items required to be disclosed.

2.	Inventory

Inventory consists of the following as of:

	March 31, 2010	December 31, 2009
Raw Materials and packaging	$1,087,000	$1,337,000
Finished Goods	2,090,000	1,547,000
	$3,177,000	$2,884,000

3.	Fixed Assets

Fixed assets are comprised of the following as of:

	March 31, 2010	December 31, 2009
Land	$1,107,000	$1,108,000
Building	1,413,000	1,393,000
Vehicles	320,000	320,000
Machinery and equipment	1,203,000	1,169,000
Office equipment	392,000	392,000
	4,435,000	4,382,000
Accumulated depreciation	(833,000)	(727,000)
	$3,602,000	$3,655,000

Machinery and equipment at March 31, 2010 includes equipment held under capital leases of $163,000.  Accumulated depreciation on equipment held under capital leases was $21,000 at March 31, 2010.

4.	Line of Credit

At March 31, 2010 and December 31, 2009, the aggregate amount outstanding under the line of credit was $881,000 and $1,415,000 respectively, and the Company had approximately $1,082,000 of availability on this line of credit at March 31, 2010. Interest accrues and is paid monthly on outstanding loans under the credit facility at a rate equal to 18% per annum.  The line of credit is for $3,000,000, based on 80% of eligible accounts receivable and 50% of eligible inventory, with a maximum inventory advance of $1,500,000.  The agreement terminates November 2010, and the Company is subject to an early termination fee if the loan is terminated before July 18, 2010.  The loan is secured by all of the business assets of the Company and is personally guaranteed by the principal shareholder and Chief Executive Officer.

5.	Capital Lease Commitments

The Company leases equipment for its brewery operations with an aggregate value of $163,000 under four non-cancelable capital leases.  The leases are personally guaranteed by the Company’s Chief Executive Officer.   The future minimum lease payments under the capital leases as of March 31, 2010 are as follows:

Periods Ending March 31,
2011	$49,000
2012	49,000
2013	49,000
2014	49,000
2015	16,000
Total minimum obligations	212,000
Less: Amounts representing interest	(64,000)
Present value of minimum obligations	148,000
Less: Current portion	(25,000)
Non-current portion	$123,000

6.	Long-term Financing Obligation

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

In connection with the financing obligation, the Company issued an aggregate of 400,000 warrants to purchase its common stock at $1.20 per share for five years. The 400,000 warrants were valued at $752,000 and reflected as a debt discount, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the 400,000 warrants: strike price of $2.10 to $2.25; term of 5 years; volatility of 91.36% to 110.9%; expected dividends 0%; and discount rate of 2.15% to 2.20%. The 400,000 warrants were recorded as valuation discount and are being amortized over 15 years, the term of the purchase option.  Amortization of valuation discount was $12,000 and $0, respectively, during the three months ended March 31, 2010 and 2009.

Long term financing  obligation is comprised of the following as of:

	March 31, 2010	December 31, 2009
Financing obligation	$3,032,000	$3,040,000
Valuation discount	(714,000)	(726,000)
	2,318,000	2,314,000
Less current portion	(44,000)	(40,000)
Long term financing obligation	$2,274,000	$2,274,000

7.	Stockholders’ Equity

Preferred Stock

On February 5, 2010, the Company completed a standby offering of 12,780 shares of its Series B Convertible Preferred Stock at $10.00 per share, for gross proceeds of $127,800.    In connection with the offering, the Company also issued warrants to purchase  3,575 shares of common stock at $1.79 per share for five years.  The Company paid legal and broker fees of approximately $11,000 in connection with the offering, resulting in net proceeds to the Company of $117,000.

During the three months ended March 31, 2010, 22,806 shares of Series B Convertible Preferred Stock were converted into 159,642 shares of common stock in accordance with the original certificate of designation.  The Company accrued dividends payable in common stock on its Series B Convertible Preferred Stock in the amount of $14,000.

Common Stock

On February 18, 2010, the Company sold an aggregate of 277,359 shares of common stock at a price of $1.70 per share for gross proceeds of $472,000.  Investors were also issued warrants to purchase 83,208 shares of common stock, in connection with the transaction.  The warrants are exercisable at a price of $2.10 per share for a period of five years commencing six months from the closing date of the offering.  In connection with the sale, the Company paid legal and broker fees of approximately $38,000.  The Company received proceeds, after deducting offering expenses, of approximately $410,000.

During the three months ended March 31, 2010, the Company issued 22,231 shares of common stock at prices ranging from $1.35 to $2.05 per share with a value of $36,000 for services rendered and 62,847 shares of common stock at stock prices ranging from $1.32 to $1.66 per share with a value of $91,000 to employees as a bonus.

During the three months ended March 31, 2009, the Company issued 127,836 shares of common stock in exchange for consulting and legal services.  The value of the stock was based on the closing price of the stock on the issuance date.  The total value of shares issued for services was $143,000.

8.	Stock Based Compensation

Stock Options

During the three months ended March 31, 2010, the Company did not issue any options to its employees.   Total stock-based compensation recognized on the Company’s statement of operations for the three months ended March 31, 2010 and 2009 was $57,000 and $147,000, respectively.  As of March 31, 2010, the aggregate value of unvested options was $230,000, which will vest over an average period of three years.  There were no stock options exercised in the three months ended March 31, 2010.  On March 6, 2009, the Company repriced 420,000 employee and director options to an exercise price of $0.75.  Such options had previously been issued at exercise prices between $1.99 per share and $8.50 per share.  The total increase in stock compensation expense, as a result of the repricing, was $81,000; of which $23,000 was recognized in the quarter ended March 31, 2009.  Stock options granted under our equity incentive plans vest over 2 to 3 years from the date of grant, ½ and 1/3 per year, respectively; and generally expire 5 years from the date of grant.  We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model.

The following table summarizes stock option activity for the three months ended March 31, 2010:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	690,000	$1.74
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2010	690,000	$1.74	2.7	$429,000
Exercisable at March 31, 2010	366,666	$2.15	2.5	$204,000

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s stock, which was $1.66 as of March 31, 2010.

The following table summarizes information about stock options at March 31, 2010:

	Options Outstanding at March 31, 2010			Options Exercisable at March 31, 2010
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $1.99	560,000	3.02	$0.89	253,332	$0.86
$2.00 - $4.99	80,000	1.05	$4.00	80,000	$4.00
$5.00 - $6.99	-	-	-	-	-
$7.00 - $8.50	50,000	2.18	$7.55	33,334	$7.55
	690,000			366,666

Stock Warrants

On February 9, 2010, the Company granted warrants to purchase 3,575 shares of common stock   to a dealer-manager in connection with the placement of its Series B Convertible  Preferred Stock.  The warrants are exercisable for five years at $1.79.  On February 22, 2010, the Company granted warrants to purchase 83,208 shares of common stock to investors who purchased 277,359 shares of its common stock.  The warrants are exercisable for five years at a price of $2.10.

The following table summarizes stock warrant activity for the three months ended March 31, 2010:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,991,690	$4.70
Granted	86,783	$2.09
Exercised	—	—
Forfeited or expired	(69,445)	1.80
Outstanding at March 31, 2010	2,009,028	$4.68	3.1	$246,000
Exercisable at March 31, 2010	1,552,366	$5.52	2.7	$184,000

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s common stock, which was $1.66 as of March 31, 2010.

8.	Related Party Transactions

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

9.	Subsequent Events

During the period April 1, 2010 through May 7, 2010, an aggregate 13,795 shares of Series B Convertible Preferred Stock were converted into 97,630 shares of common stock in accordance with the original certificate of designation.  On April 6, 2010, the Company issued 4,348 shares of its common stock to a consultant, at the market price of $2.30 per share.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business.

Overview

The results for the quarter ended March 31, 2010 reflect our increasing sales and increased gross margins from sales.  The margin improvements are largely a result of less discounting and lower promotional allowances on products sold.  We believe that the adverse economic period affecting the grocery industry in 2009 is improving in 2010.  Our sales revenues are also favorably impacted by sales of new branded products and private label products in 2010, which were not a part of 2009 revenues.  As we enter our busier quarters, we believe that revenues will continue to increase at accelerating rates throughout 2010.

Results of Operations

Three months ended March 31, 2010 Compared to Three months ended March 31, 2009

Sales of $4,012,000 for the three months ended March 31, 2010 represented an increase of 17% or $595,000, as compared to the prior year same period amount of $3,417,000.  The increase in revenues is primarily due to sales of new brand products and to private label revenues, which were not a part of the prior year sales.  The number of grocery chains carrying our products is also increasing, as described in recent press releases.  As we proceed into our second fiscal quarter ended June 30, 2010, we are experiencing continued sales growth.

Cost of Goods Sold

Cost of goods sold consists primarily of the costs of our ingredients, packaging, production and freight.  Our cost of goods sold of $2,946,000 for the three months ended March 31, 2010 represents an increase of 15% or $376,000 as compared to the 2009 same period.  Cost of goods sold, on a per unit basis, remained at approximately the same levels as in 2009.  Increases in certain ingredient costs have been offset by decreases in glass and other costs.  Our fixed productions costs are being more fully absorbed by higher production levels in our Los Angeles brewery.  Overall, we have not experienced significant increases in raw material and packaging costs in 2010, while we are continuing to negotiate reductions and find lower-cost sources wherever possible.  The high quality of our natural ingredients is of primary concern, as we constantly seek good sources.

Gross Profit

Our gross profit increased to $1,066,000 in the three months ended March 31, 2010, from $847,000 in 2009, an increase of $219,000 or 26%.  The gross profit as a percentage of sales increased to 27% in 2010, from 25% in 2009.  This gross profit margin increase is primarily due to less product discounting and lower promotional allowances in 2010 than in 2009. As mentioned above, our improved gross margins are also due to higher utilization of our brewery.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs decreased to $524,000 in the three months ended March 31, 2010 from $659,000 in 2009, a net decrease of $135,000 or 20%.  The decrease is primarily due to decreases in compensation and travel costs of $37,000, a decrease stock option expense of $82,000, and a decrease in advertising promotion and trade shows of $16,000.

The focus of our sales efforts is primarily on increasing product placements in significant grocery chains nationwide.  The trend in grocery stores is to offer more natural products. Our sales force is leveraging our strong position in natural food grocery stores throughout the nation, to establish new relationships with mainstream grocery stores.

General and Administrative Expenses

General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $652,000 during the three months ended March 31, 2010 from $603,000 in the same period of 2009, a net increase of $49,000 or 8%. The overall increase in 2010 is primarily due to an increase in compensation costs of $61,000 and professional fees expense of $12,000, partially offset by a decrease in facilities-related costs of $17,000 and a decrease in stock option expense of $7,000.

We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Loss from Operations

Our loss from operations decreased to $110,000 in the three months ended March 31, 2010 from $415,000 in the same period of 2009.  The improvement is a direct result of increased sales and gross margins, along with the cost reductions described above.

Interest Expense

Interest expense increased to $149,000 in the three months ended March 31, 2010, compared to interest expense of $83,000 in the same period of 2009.  The increase is due to the increase in long-term debt, as a result of our financing obligation; and increased borrowing under a line of credit agreement with GemCap Lending I, LLC, secured primarily by our inventory and accounts receivable.

Liquidity and Capital Resources

As of March 31, 2010, we had stockholders equity of $4,815,000 and we had working capital of $2,526,000, compared to stockholders equity of $4,377,000 and working capital of $2,037,000 at December 31, 2009. Cash and cash equivalents were $235,000 as of March 31, 2010, as compared to $1,306,000 at December 31, 2009. This increase in our working capital of $489,000 was primarily a result of sales of our equities securities.  In addition to our cash position on March 31, 2010, we had availability under our line of credit of approximately $1,082,000.

Our decrease in cash and cash equivalents to $235,000 at March 31, 2010 compared to $1,306,000 at December 31, 2009 was primarily a result of net pay-downs on our line of credit. Total cash plus revolving line of credit availability was $1,317,000 at March 31, 2010, as compared to $1,527, 000 at December 31, 2009.

We believe that the Company currently has the necessary working capital to support existing operations through 2010. Our primary capital source will be cash flow from operations as we gain profitability in 2010.  If our sales goals do not materialize as planned, we believe that the Company can become leaner and our costs can be managed to produce profitable operations.  Historically, we have financed our operations primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution, and cash generated from operations.

Net cash used in operations during 2010 was $973,000 compared with $18,000 used in operations during the same period in 2009.   Cash used in operations during 2010 was primarily due to the net loss in period and to an increase in accounts receivable, inventory and prepaid raw materials costs, as we enter our busier quarters of the year.

Net cash used in investing activities of $51,000 during 2010 compared with $1,000 during 2009 is primarily the result of equipment purchases in both years.

Net cash used by financing activities of $47,000 during 2010 was primarily due to proceeds from the sale of our common and preferred stock in the aggregate amount of $527,000, net of offering costs; offset by net pay-downs on the revolving line of credit of $534,000 and other debt repayments of $40,000.  On February 5, 2010, the Company completed a standby offering of 12,780 shares of its Series B Preferred Stock at $10.00 per share, for gross proceeds of $127,800.    The Company paid legal and broker fees of approximately $11,000 in connection with the offering. On February 18, 2010, the Company sold an aggregate of 277,359 shares of common stock at a price of $1.70 per share for gross proceeds of $472,000.  In connection with the sale, the Company paid legal and broker fees of approximately $38,000.

Our senior revolver facility is for $3,000,000, based on 80% of eligible accounts receivable and 50% of eligible inventory, with a maximum inventory advance of $1,500,000.  The line of credit bears interest of 18% per annum.  At March 31, 2010, the outstanding line of credit was $881,000, with $1,082,000 available based on the collateral formula.

Our operating losses have negatively impacted our liquidity and we are continuing to work on decreasing operating losses, while focusing on increasing net sales. We believe that our current cash position and line of credit availability  will be sufficient to enable us to meet our cash needs throughout 2010. We believe that if the need arises we can raise money through the equity markets.

We may not generate sufficient revenues from product sales in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we eventually may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion and marketing and product development plans. In addition, our losses may increase in the future as we expand our manufacturing capabilities and fund our marketing plans and product development. These losses, among other things, have had and may continue to have an adverse effect on our working capital, total assets and stockholders’ equity. If we are unable to achieve profitability, the market value of our common stock would decline and there would be a material adverse effect on our financial condition.

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

Revenue Recognition.  Revenue is recognized on the sale of a product when the product is shipped, which is when the risk of loss transfers to our customers, and collection of the receivable is reasonably assured.  A product is not shipped without an order from the customer and credit acceptance procedures performed.  The allowance for returns is regularly reviewed and adjusted by management based on historical trends of returned items. Amounts paid by customers for shipping and handling costs are included in sales. The Company reimburses its wholesalers and retailers for promotional discounts, samples and certain advertising and promotional activities used in the promotion of the Company’s products. The accounting treatment for the reimbursements for samples and discounts to wholesalers results in a reduction in the net revenue line item. Reimbursements to wholesalers and retailers for certain advertising activities are included in selling and marketing expenses.

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

In accordance with FASB guidance, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the three months ended March 31, 2010.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the three months ended March 31, 2010.

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

Stock-Based Compensation. We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We adopted FASB guidance effective January 1, 2006, and are using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date that remain unvested on the effective date. We account for stock option and warrant grants issued and vesting to non-employees in accordance with accounting guidance whereby the fair value of the stock compensation is based on the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instrument is complete.

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

We believe there have been no significant changes, during the three month period ended March 31, 2010, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in their Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward.   The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance was limited to the form and content of disclosures, and will not have a material impact on our consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010, the Company issued 22,231 shares of common stock at prices ranging from $1.35 to $2.05 per share with a value of $36,000 for services rendered and 62,847 shares of common stock at stock prices ranging from $1.32 to $1.66 per share with a value of $91,000 to employees as a bonus.

Such transactions are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with the Company.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  [REMOVED AND RESERVED]

Item 5.  Other Information

None

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

Reed’s, Inc. (Registrant)
Date: May 11, 2010	/s/ Christopher J. Reed
Christopher J. Reed
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2010	/s/ James Linesch
James Linesch Chief Financial Officer (Principal Financial Officer)