Form 10-Q
period 2010-06-30
REEDS INC
filed 2010-08-10
CIK 1140215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934FORM 10-Q

For the quarterly period ended June 30, 2010

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from______ to_______

Commission file number

Commission file number: 001-32501
----------

REED'S INC.
(Exact name of registrant as specified in its charter)

Delaware	35-2177773
(State of incorporation)	(I.R.S. Employer Identification No.)

13000 South Spring St. Los Angeles, Ca. 90061
(Address of principal executive offices) (Zip Code)

(310) 217-9400
(Registrant's telephone number, including area code)

__________________________________________
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
Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 10,281,787 shares of Common Stock outstanding as of August 4, 2010.

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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
REED’S, INC.
CONDENSED BALANCE SHEETS
	June 30, 2010	December 31, 2009
ASSETS	(unaudited)
Current assets:
Cash	$1,142,000	$1,306,000
Inventory	3,609,000	2,884,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $105,000 and $90,000, respectively	1,376,000	866,000
Prepaid and other current assets	345,000	99,000
Total Current Assets	6,472,000	5,155,000

Property and equipment, net of accumulated depreciation of $946,000 and $727,000, respectively	3,671,000	3,655,000
Brand names	1,029,000	1,029,000
Deferred financing fees, net of amortization of $71,000 and $10,000, respectively	70,000	131,000

Total assets	$11,242,000	$9 ,970,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,506,000	$954,000
Accrued expenses	137,000	127,000
Dividends payable	48,000	-
Recycling fees payable	393,000	456,000
Line of credit	1,795,000	1,415,000
Current portion of long term financing obligation	47,000	40,000
Current portion of capital leases payable	36,000	24,000
Current portion of note payable	104,000	102,000
Total current liabilities	4,066,000	3,118,000

Long term financing obligation, less current portion, net of discount of $702,000 and $726,000, respectively	2,274,000	2,274,000
Capital leases payable, less current portion	166,000	130,000
Note payable, less current portion	18,000	71,000
Total liabilities	6,524,000	5,593,000

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 46,621 shares issued and outstanding, respectively	466,000	466,000

Series B Convertible Preferred stock, $10 par value, 500,000 shares authorized, 95,479 and 120,820 shares issued and outstanding, respectively	955,000	1,208,000

Common stock, $.0001 par value, 19,500,000 shares authorized, 10,268,453 and 9,606,127 shares issued and outstanding, respectively	1,000	1,000

Additional paid in capital	21,270,000	20,203,000
Accumulated deficit	(17,974,000)	(17,501,000)
Total stockholders’ equity	4,718,000	4,377,000

Total liabilities and stockholders’ equity	$11,242,000	$9,970,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.
CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Sales	$4,905,000	$4,214,000	$8,917,000	$7,631,000

Cost of sales	3,736,000	3,114,000	6,682,000	5,684,000

Gross profit	1,169,000	1,100,000	2,235,000	1,947,000

Operating expenses:
Selling and marketing expense	538,000	548,000	1,062,000	1,207,000
General and administrative expense	672,000	670,000	1,324,000	1,273,000
Impairment of assets	-	641,000	-	641,000
Total operating expenses	1,210,000	1,859,000	2,386,000	3,121,000

Loss from operations	(41,000)	(759,000)	(151,000)	(1,174,000)

Interest expense	(123,000)	(114,000)	(272,000)	(197,000)

Net loss	(164,000)	(873,000)	(423,000)	(1,371,000)

Preferred stock dividend	(36,000)	(23,000)	(50,000)	(23,000)

Net loss attributable to common stockholders	$(200,000)	$(896,000)	$(473,000)	$(1,394,000)

Loss per share – available to common stockholders basic and diluted	$(0.02)	$(0.10)	$(0.05)	$(0.15)
Weighted average number of shares outstanding - basic and diluted	10,215,185	9,119,099	10,025,991	9,080,506

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months ended June 30, 2010
(unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2009	9,606,127	$1,000	46,621	$466,000	120,820	$1,208,000	$20,203,000	$(17,501,000)	$4,377,000
Fair Value of common stock issued for bonus and services	108,555	-	-	-	-	-	175,000	-	175,000
Common stock issued upon conversion of Series B preferred stock	266,847	-	-	-	(38,121)	(381,000)	381,000	-	-
Sale of common stock in shelf offering	277,359	-	-	-	-	-	410,000	-	410,000
Sale of Series B preferred stock, net of offering costs	-	-	-	-	12,780	128,000	(11,000)	-	117,000
Common stock paid as dividend	1,232	-	-	-	-	-	2,000	-	2,000
Exercise of stock options	8,333	-	-	-	-	-	6,000	-	6,000
Fair value vesting of options issued to employees	-	-	-	-	-	-	104,000	-	104,000
Preferred stock dividend	-	-	-	-	-	-		(50,000)	(50,000)
Net loss	-	-	-	-	-	-	-	(423,000)	(423,000)
Balance, June 30, 2010	10,268,453	$1,000	46,621	$466,000	95,479	$955,000	$21,270,000	$(17,974,000)	$4,718,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)
	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(423,000)	$(1,371,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	305,000	239,000
Fair value of stock options issued to employees	104,000	269,000
Fair value of common stock issued for services and bonus	175,000	183,000
Increase in allowance for doubtful accounts	15,000	-
Impairment loss on assets	-	641,000
Changes in assets and liabilities:
Accounts receivable	(525,000)	(459,000)
Inventory	(725,000)	(538,000)
Prepaid expenses and other current assets	(246,000)	(109,000)
Accounts payable	552,000	393,000
Accrued expenses	10,000	(45,000)
Recycling fees payable	(63,000)	50,000
Net cash used in operating activities	(821,000)	(657,000)
Cash flows from investing activities:
Purchase of property and equipment	(172,000)	(99,000)
Net cash used in investing activities	(172,000)	(99,000)
Cash flows from financing activities:
Proceeds from issuance of common stock in shelf offering	410,000	150,000
Proceeds from stock option exercise	6,000	-
Proceed from the issuance of Series B preferred stock	117,000	-
Principal repayments on long term financing obligation	(19,000)	(15,000)
Proceeds received from long term financing obligation	-	3,056,000
Principal payments on long term debt	-	(1,763,000)
Principal repayments on capital lease obligations	(14,000)	-
Principal repayments on notes payable	(51,000)	-
Net borrowing (repayment) on line of credit	380,000	(380,000)
Payments for offering costs	-	(100,000)
Net cash provided by (used) in financing activities	829,000	(948,000)
Net (decrease) increase in cash	(164,000)	192,000
Cash at beginning of period	1,306,000	229,000
Cash at end of period	$1,142,000	$421,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$256,000	$163,000
Non cash investing and financing activities:
Preferred stock converted to common stock	$381,000	$5,000
Fair value warrants granted for deferred financing fees	$-	$653,000
Dividend payable in common stock	$50,000	$-
Common stock issued in settlement of preferred stock dividend	$2,000	$23,000
Property and equipment acquired through capital leases	$64,000	$-

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2010 and 2009 (UNAUDITED)

1.   Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reeds, Inc. (the "Company"), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2010 and the results of operations and cash flows for the three and six months ended June 30, 2010 and 2009. The balance sheet as of December 31, 2009 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2010.

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

The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

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

For the three and six months ended June 30, 2010 and 2009 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of the following as of:

	June 30,	June 30,
	2010	2009
Warrants	2,009,028	2,208,236
Series A Preferred Stock	186,484	186,484
Series B Preferred Stock	668,353	-
Options	651,666	740,000
Total	3,515,531	3,134,720

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the financial statements of the Company upon adoption.

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the six months ended June 30, 2010.

During the three months ended June 30, 2010 and 2009, the Company had two customers, which accounted for approximately 32% and 10% of sales in 2010, and 29% and 16% of sales in 2009, respectively. During the six months ended June 30, 2010 and 2009, the Company had two customers, which accounted for approximately 32% and 12% of sales in 2010, and 32% and 17% of sales in 2009, respectively. No other customers accounted for more than 10% of sales in either year. As of June 30, 2010 and December 31, 2009, the Company had approximately $511,000 (34%) and $75,000 (5%); and $134,000 (14%) and $147,000 (15%), respectively, of accounts receivable from these customers.

Fair Value of Financial Instruments

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis. Financial assets recorded at fair value in the balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value. Authoritative guidance provided by the FASB defines the following levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets:

Level 1—Quoted prices in active markets for identical assets or liabilities.
Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
Level 3—Unobservable inputs based on the Company's assumptions.

The Company has no fair value items required to be disclosed.

2.      Inventory

Inventory consists of the following as of:

	June 30, 2010	December 31, 2009
Raw Materials and packaging	$1,701,000	$1,337,000
Finished Goods	1,908,000	1,547,000
	$3,609,000	$2,884,000

3.         Fixed Assets

Fixed assets are comprised of the following as of:

	June 30, 2010	December 31, 2009
Land	$1,108,000	$1,108,000
Building	1,478,000	1,393,000
Vehicles	320,000	320,000
Machinery and equipment	1,319,000	1,169,000
Office equipment	392,000	392,000
	4,617,000	4,382,000
Accumulated depreciation	(946,000)	(727,000)
	$3,671,000	$3,655,000

Machinery and equipment at June 30, 2010 and December 31, 2009 includes equipment held under capital leases of $226,000 and $163,000, respectively.  Accumulated depreciation on equipment held under capital leases was $32,000 and $13,000 at June 30, 2010 and December 31,2009, respectively.

4.         Line of Credit

At June 30, 2010 and December 31, 2009, the aggregate amount outstanding under the line of credit was $1,795,000 and $1,415,000 respectively, and the Company had approximately $206,000 of availability on this line of credit at June 30, 2010. Interest accrues and is paid monthly on outstanding loans under the credit facility at a rate equal to 18% per annum.  The line of credit is for $3,000,000, based on 80% of eligible accounts receivable and 50% of eligible inventory, with a maximum inventory advance of $1,500,000.  The agreement terminates November 2010, and as of July 18, 2010 the Company is no longer subject to an early termination fee if the loan is terminated before November 2010.  The loan is secured by all of the business assets of the Company and is personally guaranteed by the principal shareholder and Chief Executive Officer.

5.         Capital Lease Commitments

The Company leases equipment for its brewery operations with an aggregate value of $226,000 under six non-cancelable capital leases.  Most of the leases are personally guaranteed by the Company’s Chief Executive Officer.   The future minimum lease payments under the capital leases as of June 30, 2010 are as follows:

Periods Ending June 30,
2011	$67,000
2012	67,000
2013	67,000
2014	67,000
2015	15,000
Total minimum obligations	283,000
Less: Amounts representing interest	(81,000)

Present value of minimum obligations	202,000
Less: Current portion	(36,000)

Non-current portion	$166,000

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

In connection with the financing obligation, the Company issued an aggregate of 400,000 warrants to purchase its common stock at $1.20 per share for five years. The 400,000 warrants were valued at $752,000 and reflected as a debt discount, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the 400,000 warrants: strike price of $2.10 to $2.25; term of 5 years; volatility of 91.36% to 110.9%; expected dividends 0%; and discount rate of 2.15% to 2.20%. The 400,000 warrants were recorded as valuation discount and are being amortized over 15 years, the term of the purchase option.  Amortization of valuation discount during the three and six months ended June 30, 2010 was $13,000 and $25,000, respectively; and there was no amortization during the six months ended June 30, 2009.

Long term financing obligation is comprised of the following as of:

	June 30, 2010	December 31, 2009

Financing obligation	$3,022,000	$3,040,000
Valuation discount	(701,000)	(726,000)
	2,321,000	2,314,000
Less current portion	(47,000)	(40,000)
Long term financing obligation	$2,274,000	$2,274,000

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

At June 30, 2010, the Company accrued dividends payable in common stock on its Series A Convertible Preferred Stock in the amount of $23,000.  During the six months ended June 30, 2010, the Company accrued dividends payable in common stock on its Series B Convertible Preferred Stock in the amount of $27,000 and partially paid $2,000 of such accrued dividends with the issuance of 1,232 shares of common stock.

During the six months ended June 30, 2010, 38,121 shares of Series B Convertible Preferred Stock were converted into 266,847 shares of common stock in accordance with the original certificate of designation.

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

During the six months ended June 30, 2010, the Company issued 40,991 shares of common stock at prices ranging from $1.35 to $2.30 per share with a value of $74,000 for services rendered and 67,564 shares of common stock at stock prices ranging from $1.32 to $2.12 per share with a value of $101,000 to employees as a bonus.

8.         Stock Based Compensation

Stock Options

During the six months ended June 30, 2010, the Company did not issue any options to its employees.   Total stock-based compensation recognized on the Company’s statement of operations for the three and six months ended June 30, 2010 was $47,000 and $104,000, respectively, as compared to 2009 expense of  $122,000 and $269,000 respectively.  As of June 30, 2010, the aggregate value of unvested options was $152,000, which will vest over an average period of three years.  There were 8,333 stock options exercised at a price of $0.75 per share resulting in proceeds to the Company of $6,000 in the six months ended June 30, 2010.  Stock options granted under our equity incentive plans vest over 2 to 3 years from the date of grant, ½ and 1/3 per year, respectively; and generally expire 5 years from the date of grant.  We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model.

The following table summarizes stock option activity for the six months ended June 30, 2010:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	690,000	$1.74
Granted	—	—
Exercised	(8,333)	0.75
Forfeited or expired	(30,001)	0.75
Outstanding at June 30, 2010	651,666	$1.79	2.4	$603,000
Exercisable at June 30, 2010	401,666	$2.31	2.3	$329,000

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s stock, which was $2.06 as of June 30, 2010.

The following table summarizes information about stock options at June 30, 2010:

	Options Outstanding at June 30, 2010			Options Exercisable at June 30, 2010
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $1.99	521,666	2.8	$0.90	271,666	$0.85
$2.00 - $4.99	80,000	0.8	$4.00	80,000	$4.00
$5.00 - $6.99	-	-	-	-	-
$7.00 - $8.50	50,000	1.9	$7.55	50,000	$7.55
	651,666			401,666

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

The following table summarizes stock warrant activity for the six months ended June 30, 2010:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,991,690	$4.70
Granted	86,783	$2.09
Exercised	—	—
Forfeited or expired	(69,445)	$1.80
Outstanding at June 30, 2010	2,009,028	$4.68	2.8	$496,000
Exercisable at June 30, 2010	1,725,820	$5.19	2.7	$354,000

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s common stock, which was $2.06 as of June 30, 2010.

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

10. Subsequent Events

On July 1, 2010, 500 shares of Series B Convertible Preferred Stock were converted into 3,585 shares of Common Stock, in accordance with the terms.  On July 2, 2010, 9,749 shares of Common Stock were issued for services in the amount of $20,000.  The shares were issued at the market price of $2.05 per share.  On August 6, 2010, the Company granted 115,000 incentive stock options to employees at an exercise price of $2.02, the closing market price on the date of grant.  Such stock options shall vest over three years and are exercisable for five years.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business.

Overview

We continue to experience significant increases in sales of our branded products in 2010, and we anticipate that those increases will continue for the balance of the year.  Our third and fourth quarters are also projected to reflect increasing sales of private-label products which will enhance our overall sales and gross margin contribution.  Currently, we are upgrading our plant so that we can gain certifications on safety and food handling.  These improvements will help facilitate expanding customer relationships, as well as demonstrate our commitment to the highest quality of production of our products.  While we can capitalize specific leasehold and equipment upgrades, there are other significant costs that represent expenses to the Company, involving process improvement, documentation and audit.  These costs have impacted our gross margin percentage by several points during the second fiscal quarter and they will impact our gross margin percentage during the next few quarters; however, we believe that this represents a long-term investment in our growth.  We anticipate continued profitable contribution from operations, before non-cash expenses, throughout 2010.

Results of Operations

The following table sets forth key statistics for the three and six months ended June 30, 2010 and 2009, respectively.

	Three Months Ended June 30,		Percentage Change		Six Months Ended June 30,		Percentage Change
	2010	2009	10 vs. 09		2010	2009	10 vs. 09

Gross sales, net of discounts & returns	$5,243,000	$4,562,000	15%		$9,420,000	$8,184,000	15%
Less: Promotional and other allowances	(338,000)	(348,000)	(3%	)	(503,000)	(553,000)	(9%	)
Net sales	4,905,000	4,214,000	16%		8,917,000	7,631,000	17%

Cost of sales:
Costs of products sold	3,124,000	2,626,000	19%		5,525,000	4,800,000	15%
Overhead costs of sales	612,000	488,000	25%		1,157,000	884,000	31%
Cost of sales	3,736,000	3,114,000	20%		6,682,000	5,684,000	18%
Gross profit	1,169,000	1,100,000	6%		2,235,000	1,947,000	15%
Gross profit margin as a percentage of net sales	24%	26%			25%	26%
Operating expenses:
Selling and marketing expense	538,000	548,000	(2%	)	1,062,000	1,207,000	(12%	)
General and administrative expense	672,000	670,000	-		1,324,000	1,273,000	4%
Impairment of assets	-	641,000			-	641,000
Total operating expenses	1,210,000	1,859,000			2,386,000	3,121,000

Loss from operations	(41,000)	(759,000)	(95%	)	(151,000)	(1,174,000)	(87%	)

Interest expense	(123,000)	(114,000)	8%		(272,000)	(197,000)	38%

Net loss	$(164,000)	$(873,000)	(81%	)	$(423,000)	$(1,371,000)	(69%	)

Three months ended June 30, 2010 Compared to Three months ended June 30, 2009

Sales

Sales of $4,905,000 for the three months ended June 30, 2010 represented an increase of 16% or $691,000, as compared to the prior year same period.  The increase is primarily due to higher sales of our branded products due to successful sales efforts and the general economic recovery from the 2009 period.  The number of grocery chains carrying our products is increasing, which will continue to fuel future revenue increases.  Approximately 25% of the sales increase is due to private label product sales, which were not a part of the prior year sales.  The 2010 period also reflects lower promotional allowances, as a percentage of sales, impacting our overall sales increases by approximately 1%.

Cost of Goods Sold

Cost of goods sold consists primarily of the costs of our ingredients, packaging, production and freight.  Our cost of goods sold of $3,736,000 for the three months ended June 30, 2010 represents an increase of 20% or $622,000 as compared to the 2009 same period.  Cost of product sold, on a per unit basis, increased by approximately 1% of sales, as compared to the same period in 2009.  This is due to increases in certain ingredient costs which have been partially offset by decreases in glass and other costs.  Our overhead productions costs increased by $124,000 or 25% from the same 2009 period, primarily due to costs incurred in upgrading our Los Angeles brewery as we prepare for anticipated increases in volume.

Gross Profit

Our gross profit increased to $1,169,000 in the three months ended June 30, 2010, from $1,100,000 in 2009, an increase of $69,000 or 6%.  The gross profit as a percentage of sales decreased to 24% in 2010, from 26% in 2009.  This gross profit margin decrease is primarily due to the increases in overhead costs described above.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs decreased to $538,000 in the three months ended June 30, 2010 from $548,000 in 2009.  The decrease is primarily due to a decrease stock option expense of $80,000, offset by an increase in compensation and travel costs of $34,000, an increase in facilities related costs of $27,000, and an increase in advertising promotion and trade shows of $9,000.

The focus of our sales efforts is primarily on increasing product placements in significant grocery chains nationwide.  The trend in grocery stores is to offer more natural products.  Our sales force is leveraging our strong position in natural food grocery stores throughout the nation, to establish new relationships with mainstream grocery stores.

General and Administrative Expenses

General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $672,000 during the three months ended June 30, 2010 from $670,000 in the same period of 2009. The overall increase of $2,000 in 2010 is primarily due to an increase in compensation costs of $28,000, offset by decreases in professional fees expense of $14,000 and a decrease in facilities-related costs of $12,000.

We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Loss from Operations

Our loss from operations decreased to $41,000 in the three months ended June 30, 2010 from $759,000 in the same period of 2009.  The improvement is a direct result of increased sales and an impairment loss in the 2009 period of $641,000 which did not reoccur in 2010.

Interest Expense

Interest expense increased to $123,000 in the three months ended June 30, 2010, compared to interest expense of $114,000 in the same period of 2009.  The increase is due to the increase in long-term debt, as a result of our financing obligation; and increased borrowing under a line of credit agreement with GemCap Lending I, LLC, secured primarily by our inventory and accounts receivable.

Six months ended June 30, 2010 Compared to Six months ended June 30, 2009

Sales

Sales of $8,917,000 for the six months ended June 30, 2010 represented an increase of 17% or $1,286,000, as compared to the prior year same period.  The increase is primarily due to higher sales of our branded products, and approximately 24% of the sales increase is due to private label product sales, which were not a part of the prior year sales.  The 2010 period also reflects lower promotional allowances, as a percentage of sales, impacting our overall sales increases by approximately 2%.

Cost of Goods Sold

Cost of goods sold consists primarily of the costs of our ingredients, packaging, production and freight.  Our cost of goods sold of $6,682,000 for the six months ended June 30, 2010 represents an increase of 18% or $998,000 as compared to the 2009 same period.  Cost of product sold, on a per unit basis, increased by approximately 1% of sales, as compared to the same period in 2009.  This is due to increases in certain ingredient costs which have been partially offset by decreases in glass and other costs.  Our overhead productions costs increased by $273,000 or 31% from the same 2009 period, primarily due to costs incurred in upgrading our Los Angeles brewery as we prepare for anticipated increases in volume.

Gross Profit

Our gross profit increased to $2,235,000 in the six months ended June 30, 2010, from $1,947,000 in 2009, an increase of $288,000 or 15%.  The gross profit as a percentage of sales decreased to 25% in 2010, from 26% in 2009.  This gross profit margin decrease is primarily due to the increases in overhead costs described above.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs decreased to $1,062,000 in the six months ended June 30, 2010 from $1,207,000 in 2009, a decrease of $145,000 or 12%.  The decrease is primarily due to a decrease stock option expense of $161,000 and a decrease in advertising and trade show costs of $8,000; offset by an increase in facilities related costs of $24,000.

General and Administrative Expenses

General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $1,324,000 during the six months ended June 30, 2010 from $1,273,000 in the same period of 2009. The overall increase of $51,000 in 2010 is primarily due to an increase in compensation costs of $79,000, offset by a decrease in facilities-related costs of $28,000.

We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Loss from- Operations

Our loss from operations decreased to $151,000 in the six months ended June 30, 2010 from $1,174,000 in the same period of 2009.  The improvement is a direct result of increased sales and an impairment loss in the 2009 period of $641,000 which did not reoccur in 2010.

Interest Expense

Interest expense increased to $272,000 in the six months ended June 30, 2010, compared to interest expense of $197,000 in the same period of 2009.  The increase is due to the increase in long-term debt, as a result of our financing obligation; and increased borrowing under a line of credit agreement with GemCap Lending I, LLC, secured primarily by our inventory and accounts receivable.

Liquidity and Capital Resources

As of June 30, 2010, we had stockholders equity of $4,718,000 and we had working capital of $2,406,000, compared to stockholders equity of $4,377,000 and working capital of $2,037,000 at December 31, 2009. Cash and cash equivalents were $1,142,000 as of June 30, 2010, as compared to $1,306,000 at December 31, 2009. This increase in our working capital of $369,000 was primarily a result of sales of our equity securities.  In addition to our cash position on June 30, 2010, we had availability under our line of credit of approximately $206,000.

Our decrease in cash and cash equivalents to $1,142,000 at June 30, 2010 compared to $1,306,000 at December 31, 2009 was primarily a result of cash used in operating activities, primarily for increases in accounts receivable and inventory that are related to our overall increases in ongoing revenues.  Such cash used in operations was offset by net draw-downs on our line of credit and sales of equity securities.

We believe that the Company currently has the necessary working capital to support existing operations through June 2011. Our primary capital source will be cash flow from operations as we gain profitability in 2010.  If our sales goals do not materialize as planned, we believe that the Company can become leaner and our costs can be managed to produce profitable operations.  Historically, we have financed our operations primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution, and cash generated from operations.

Net cash used in operations during 2010 was $821,000 compared with $657,000 used in operations during the same period in 2009.   Cash used in operations during 2010 was primarily due to the net loss in period and to an increase in accounts receivable, inventory and prepaid raw materials costs, as we prepare for higher levels of continuing sales.

Net cash used in investing activities of $172,000 during 2010 compared with $99,000 during 2009 is primarily the result of equipment purchases in both years.

Net cash provided by financing activities of $829,000 during 2010 was primarily due to proceeds from the sale of our common and preferred stock in the aggregate amount of $527,000, net of offering costs and net draws on the revolving line of credit of $380,000; offset by debt repayments of $84,000.  On February 5, 2010, the Company completed a standby offering of 12,780 shares of its Series B Preferred Stock at $10.00 per share, for gross proceeds of $127,800.    The Company paid legal and broker fees of approximately $11,000 in connection with the offering. On February 18, 2010, the Company sold an aggregate of 277,359 shares of common stock at a price of $1.70 per share for gross proceeds of $472,000.  In connection with the sale, the Company paid legal and broker fees of approximately $38,000.

Our senior revolver facility is for $3,000,000, based on 80% of eligible accounts receivable and 50% of eligible inventory, with a maximum inventory advance of $1,500,000.  The line of credit bears interest of 18% per annum.  At June 30, 2010, the outstanding line of credit was $1,795,000, with $206,000 available based on the collateral formula.

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

We account for these items in accordance with FASB guidance; we do not amortize indefinite-lived trademark licenses and trademarks.

In accordance with FASB guidance, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the six months ended June 30, 2010.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the six months ended June 30, 2010.

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

We believe there have been no significant changes, during the six month period ended June 30, 2010, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in their Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the financial statements of the Company upon adoption.

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2010, the Company issued 18,760 shares of common stock at prices ranging from $1.70 to $2.30 per share with a value of $38,000 for services rendered and 4,717 shares of common stock at $2.12 per share with a value of $10,000 to an employee as a bonus.  The Company issued 8,333 shares of common stock in exercise of stock options at a price of $0.75 per share.

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

Reed’s, Inc. (Registrant)
Date: August 10, 2010	/s/ Christopher J. Reed
Christopher J. Reed
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2010	/s/ James Linesch James Linesch
Chief Financial Officer (Principal Financial Officer)