Form 10-Q
period 2010-09-30
REEDS INC
filed 2010-11-09
CIK 1140215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 10,400,247 shares of Common Stock outstanding as of November 5, 2010.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

REED’S, INC.
CONDENSED BALANCE SHEETS

	September 30, 2010	December 31, 2009
ASSETS	(unaudited)
Current assets:
Cash	$958,000	$1,306,000
Inventory	3,957,000	2,884,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $105,000 and $90,000, respectively	1,473,000	866,000
Prepaid Inventory	491,000	3,000
Prepaid expenses and other current assets	134,000	96,000
Total Current Assets	7,013,000	5,155,000

Property and equipment, net of accumulated depreciation of $1,062,000 and $727,000, respectively	3,693,000	3,655,000
Brand names	1,029,000	1,029,000
Deferred financing fees, net of amortization of $102,000 and $10,000, respectively	39,000	131,000

Total assets	$11,774,000	$9 ,970,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,643,000	$954,000
Accrued expenses	129,000	127,000
Dividends payable	36,000	-
Recycling fees payable	359,000	456,000
Line of credit	1,518,000	1,415,000
Current portion of long term financing obligation	51,000	40,000
Current portion of capital leases payable	38,000	24,000
Current portion of note payable	97,000	102,000
Total current liabilities	4,871,000	3,118,000

Long term financing obligation, less current portion, net of discount of $689,000 and $726,000, respectively	2,271,000	2,274,000
Capital leases payable, less current portion	157,000	130,000
Note payable, less current portion	-	71,000
Total liabilities	7,299,000	5,593,000

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 46,621 shares issued and outstanding	466,000	466,000
Series B Convertible Preferred stock, $10 par value, 500,000 shares authorized, 91,442 and 120,820 shares issued and outstanding, respectively	914,000	1,208,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 10,353,884 and 9,606,127 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	21,478,000	20,203,000
Accumulated deficit	(18,384,000)	(17,501,000)
Total stockholders’ equity	4,475,000	4,377,000

Total liabilities and stockholders’ equity	$11,774,000	$9,970,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.
CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Sales	$5,428,000	$4,027,000	$14,345,000	$11,658,000
Cost of sales	4,365,000	3,038,000	11,047,000	8,722,000

Gross profit	1,063,000	989,000	3,298,000	2,936,000

Operating expenses:
Selling and marketing expense	570,000	646,000	1,632,000	1,853,000
General and administrative expense	742,000	623,000	2,066,000	1,896,000
Impairment of assets	-	-	-	641,000
Total operating expenses	1,312,000	1,269,000	3,698,000	4,390,000

Loss from operations	(249,000)	(280,000)	(400,000)	(1,454,000)

Interest expense	(149,000)	(122,000)	(421,000)	(319,000)

Net loss	(398,000)	(402,000)	(821,000)	(1,773,000)

Preferred stock dividend	(12,000)	-	(62,000)	(23,000)

Net loss attributable to common stockholders	$(410,000)	$(402,000)	$(883,000)	$(1,796,000)

Loss per share available to common stockholders, basic and diluted	$(0.04)	$(0.04)	$(0.09)	$(0.20)
Weighted average number of shares outstanding - basic and diluted	10,298,739	9,215,171	10,117,906	9,125,887

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months ended September 30, 2010
(unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2009	9,606,127	$1,000	46,621	$466,000	120,820	$1,208,000	$20,203,000	$(17,501,000)	$4,377,000
Fair Value of common stock issued for bonus and services	153,830	-	-	-	-	-	261,000	-	261,000
Common stock issued upon conversion of Series B preferred stock	295,106	-	-	-	(42,158)	(422,000)	422,000	-	-
Sale of common stock in shelf offering	277,359	-	-	-	-	-	432,000	-	432,000
Sale of Series B preferred stock, net of offering costs	-	-	-	-	12,780	128,000	(11,000)	-	117,000
Exercise of stock options	8,333	-	-	-	-	-	6,000	-	6,000
Fair value vesting of options issued to employees	-	-	-	-	-	-	139,000	-	139,000
Series B preferred stock dividend	-	-	-	-	-	-	-	(39,000)	(39,000)
Common stock paid for Series B preferred stock dividend	1,918	-	-	-	-	-	3,000	-	3,000
Common stock paid for Series A preferred stock dividend	11,211	-	-	-	-	-	23,000	(23,000)	-
Net loss	-	-	-	-	-	-	-	(821,000)	(821,000)
Balance, September 30, 2010	10,353,884	$1,000	46,621	$466,000	91,442	$914,000	$21,478,000	$(18,384,000)	$4,475,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(821,000)	$(1,773,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	465,000	324,000
Fair value of stock options issued to employees	139,000	360,000
Fair value of common stock issued for services and bonus	261,000	247,000
Increase in allowance for doubtful accounts	15,000	-
Impairment loss on assets	-	641,000
Changes in assets and liabilities:
Accounts receivable	(622,000)	(478,000)
Inventory	(1,073,000)	(339,000)
Prepaid inventory and expenses and other current assets	(526,000)	(158,000)
Accounts payable	1,689,000	(237,000)
Accrued interest	2,000	25,000
Recycling fees payable	(97,000)	66,000
Net cash used in operating activities	(568,000)	(1,322,000)
Cash flows from investing activities:
Purchase of property and equipment	(310,000)	(240,000)
Net cash used in investing activities	(310,000)	(240,000)
Cash flows from financing activities:
Proceeds from issuance of common stock in shelf offering, net of offering costs	432,000	150,000
Proceeds from stock option exercise	6,000	-
Proceeds from the issuance of Series B preferred stock, net of offering costs	117,000	-
Principal repayments on long term financing obligation	(30,000)	(8,000)
Proceeds received from long term financing obligation	-	3,056,000
Principal payments on long term debt	-	(1,763,000)
Principal repayments on capital lease obligations	(22,000)	(4,000)
Principal repayments on notes payable	(76,000)	-
Net borrowing on line of credit	103,000	93,000
Payments for offering costs	-	(115,000)
Net cash provided by (used in) financing activities	530,000	(1,409,000)
Net decrease in cash	(348,000)	(153,000)
Cash at beginning of period	1,306,000	229,000
Cash at end of period	$958,000	$76,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$405,000	$293,000
Non cash investing and financing activities:
Series B preferred stock converted to common stock	$422,000	$5,000
Fair value warrants granted for deferred financing fees	$-	$653,000
Series B preferred stock dividend payable in common stock	$39,000	$-
Common stock issued in settlement of Series A and Series B preferred stock dividend	$26,000	$23,000
Property and equipment acquired through capital leases	$63,000	$163,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2010 and 2009 (UNAUDITED)

1.    Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reeds, Inc. (the "Company"), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2010 and the results of operations and cash flows for the three and nine months ended September 30, 2010 and 2009. The balance sheet as of December 31, 2009 is derived from the Company’s audited financial statements.

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

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

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

For the three and nine months ended September 30, 2010 and 2009 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of the following as of:

	September 30, 2010	September 30, 2009
Warrants	2,009,028	2,208,236
Series A Preferred Stock	186,484	186,484
Series B Preferred Stock	640,094	-
Options	780,000	720,000
Total	3,615,606	3,114,720

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

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the nine months ended September 30, 2010.

During the three months ended September 30, 2010 and 2009, the Company had two customers, which accounted for approximately 13% and 30% of sales in 2010, and 14% and 34% of sales in 2009, respectively. During the nine months ended September 30, 2010 and 2009, the Company had two customers, which accounted for approximately 12% and 32% of sales in 2010, and 17% and 32% of sales in 2009, respectively. No other customers accounted for more than 10% of sales in either year. As of September 30, 2010 and December 31, 2009, the Company had approximately $113,000 (7%) and $369,000 (23%); and $134,000 (14%) and $147,000 (15%), respectively, of accounts receivable from these customers.

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

The Company had no such assets or liabilities recorded to be valued on the basis above at September 30, 2010 or December 31, 2009.

2.    Inventory

Inventory consists of the following as of:

	September 30, 2010	December 31, 2009
Raw Materials and packaging	$1,924,000	$1,337,000
Finished Goods	2,033,000	1,547,000
	$3,957,000	$2,884,000

3.          Fixed Assets

Fixed assets are comprised of the following as of:

	September 30, 2010	December 31, 2009
Land	$1,108,000	$1,108,000
Building	1,522,000	1,393,000
Vehicles	320,000	320,000
Machinery and equipment	1,412,000	1,169,000
Office equipment	393,000	392,000
	4,755,000	4,382,000
Accumulated depreciation	(1,062,000)	(727,000)
	$3,693,000	$3,655,000

Machinery and equipment at September 30, 2010 and December 31, 2009 includes equipment held under capital leases of $226,000 and $163,000, respectively.  Accumulated depreciation on equipment held under capital leases was $43,000 and $13,000 at September 30, 2010 and December 31, 2009, respectively.

4.    Line of Credit

At September 30, 2010 and December 31, 2009, the aggregate amount outstanding under the line of credit was $1,518,000 and $1,415,000 respectively, and the Company had approximately $187,000 of availability on this line of credit at September 30, 2010. Interest accrues and is paid monthly on outstanding loans under the credit facility at a rate equal to 18% per annum.  The line of credit is for $3,000,000, based on 80% of eligible accounts receivable and 50% of eligible inventory, with a maximum inventory advance of $1,500,000.  The agreement terminates November 2010, and as of July 18, 2010 the Company is no longer subject to an early termination fee if the loan is terminated before November 2010.  The loan is secured by all of the business assets of the Company and is personally guaranteed by the principal shareholder and Chief Executive Officer.

5.    Capital Lease Commitments

The Company leases equipment for its brewery operations with an aggregate value of $226,000 under six non-cancelable capital leases.  Most of the leases are personally guaranteed by the Company’s Chief Executive Officer.   The future minimum lease payments under the capital leases as of September 30, 2010 are as follows:

Periods Ending September 30,
2011	$67,000
2012	67,000
2013	67,000
2014	59,000
2015	7,000
Total minimum obligations	267,000
Less: Amounts representing interest	(72,000)

Present value of minimum obligations	195,000
Less: Current portion	(38,000)

Non-current portion	$157,000

6.   Long-term Financing Obligation

On September 15, 2009, the Company closed escrow on the sale of its two buildings and its brewery equipment and concurrently entered into a long-term lease agreement for the same property and equipment. In connection with the lease the Company has the option to repurchase the buildings and brewery equipment from 12 months after the commencement date to the end of the lease term at the greater of the fair market value or an agreed upon amount. Since the lease contains a buyback provision and other related terms, the Company determined it had continuing involvement that did not warrant the recognition of a sale; therefore, the transaction has been accounted for as a long-term financing.  The proceeds from the sale, net of transaction costs, have been recorded as a financing obligation in the amount of $3,056,000. Monthly payments under the financing agreement are recorded as interest expense and a reduction in the financing obligation at an implicit rate of 9.9%. The financing obligation is personally guaranteed up to a limit of $150,000 by the principal shareholder and Chief Executive Officer.

In connection with the financing obligation, the Company issued an aggregate of 400,000 warrants to purchase its common stock at $1.20 per share for five years. The 400,000 warrants were valued at $752,000 and reflected as a debt discount, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the 400,000 warrants: strike price of $2.10 to $2.25; term of 5 years; volatility of 91.36% to 110.9%; expected dividends 0%; and discount rate of 2.15% to 2.20%. The 400,000 warrants were recorded as valuation discount and are being amortized over 15 years, the term of the purchase option.  Amortization of valuation discount during the three and nine months ended September 30, 2010 was $13,000 and $38,000, respectively. Amortization during the three and nine months ended September 30, 2009 was $13,000.

Long term financing obligation is comprised of the following as of:
	September 30, 2010	December 31, 2009
Financing obligation	$3,011,000	$3,040,000
Valuation discount	(689,000)	(726,000)
	2,322,000	2,314,000
Less current portion	(51,000)	(40,000)
Long term financing obligation	$2,271,000	$2,274,000

7.    Stockholders’ Equity

Preferred Stock

On June 30, 2010, the Company accrued dividends payable in common stock on its Series A Convertible Preferred Stock in the amount of $23,000.  Such dividend was paid during the three months ended September 30, 2010, through the issuance of 11,211 shares of common stock.

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

Dividends accrue quarterly on the Series B Convertible Preferred shares outstanding at the end of the quarter.  During the three and nine months ended September 30, 2010, the Company accrued dividends of $12,000 and $39,000, respectively.  Dividends have been paid in common stock at the time of conversion of the Series B Convertible Preferred Stock into common stock.  During the nine months ended September 30, 2010, 42,158 shares of Series B Convertible Preferred Stock were converted into 295,106 shares of common stock, in accordance with the original certificate of designation, and $3,000 of accrued dividends were paid on conversion, through the issuance of 1,918 shares of common stock.

Common Stock

On February 18, 2010, the Company sold an aggregate of 277,359 shares of common stock at a price of $1.70 per share for gross proceeds of $472,000.  Investors were also issued warrants to purchase 83,208 shares of common stock, in connection with the transaction.  The warrants are exercisable at a price of $2.10 per share for a period of five years commencing nine months from the closing date of the offering.  In connection with the sale, the Company paid direct costs of approximately $40,000.  The Company received proceeds, after deducting offering expenses, of approximately $432,000.

During the nine months ended September 30, 2010, the Company issued 72,826 shares of common stock at prices ranging from $1.62 to $2.30 per share with a value of $135,000 for services rendered and 81,004 shares of common stock at stock prices ranging from $1.32 to $2.12 per share with a value of $126,000 to employees as a bonus.

8.    Stock Based Compensation

Stock Options

During the nine months ended September 30, 2010, the Company issued 135,000 options to employees at exercise prices between $1.79 and $2.02 per share, the market price on the grant dates.   Total stock-based compensation recognized on the Company’s statement of operations for the three and nine months ended September 30, 2010 was $35,000 and $139,000, respectively, as compared to 2009 expense of $91,000 and $360,000 respectively.  As of September 30, 2010, the aggregate value of unvested options was $251,000, which will vest over an average period of three years.  There were 8,333 stock options exercised at a price of $0.75 per share resulting in proceeds to the Company of $6,000 in the nine months ended September 30, 2010.  Stock options granted under our equity incentive plans vest over 2 to 3 years from the date of grant, 1/2 and 1/3 per year, respectively; and generally expire 5 years from the date of grant.  We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model.
The following table summarizes stock option activity for the nine months ended September 30, 2010:
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	690,000	$1.74
Granted	135,000	2.02
Exercised	(8,333)	0.75
Forfeited or expired	(36,667)	0.75
Outstanding at September 30, 2010	780,000	$1.84	2.65	$539,000
Exercisable at September 30, 2010	395,000	$2.34	2.0	$291,000

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s common stock, which was $1.95 as of September 30, 2010.

The following table summarizes information about stock options at September 30, 2010:

	Options Outstanding at September 30, 2010			Options Exercisable at September 30, 2010
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $1.99	525,000	2.5	$0.93	265,000	$0.87
$2.00 - $4.99	205,000	3.2	$2.80	80,000	$4.00
$5.00 - $6.99	-	-	-	-	-
$7.00 - $8.50	50,000	1.68	$7.55	50,000	$7.55
	780,000			395,000

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

The following table summarizes stock warrant activity for the nine months ended September 30, 2010:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,991,690	$4.70
Granted	86,783	$2.09
Exercised	—	—
Forfeited or expired	(69,445)	$1.80
Outstanding at September 30, 2010	2,009,028	$4.68	2.6	$426,000
Exercisable at September 30, 2010	1,809,028	$5.05	2.6	$306,000

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s common stock, which was $1.95 as of September 30, 2010.

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

10.    Subsequent Events

During October 2010, 5,676 shares of Series B Convertible Preferred Stock were converted into 41,208 shares of common stock, in accordance with the terms.  On October 12, 2010, 5,155 shares were issued at the market price of $1.94 per share for services in the amount of $10,000.

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

Overview

We continue to experience significant increases in sales of our branded products in 2010, and we anticipate that those increases will continue for the balance of the year.  Our third fiscal quarter included our first significant private label sales and the fourth quarter will reflect further growth in this category.  Our gross margin on sales of branded products was consistent, while our overall gross margin was adversely impacted by initial lower-margin private label sales and one-time costs associated with the start up of this business segment. We are taking measures to improve the margins on private label sales, especially on 2011 contract terms.  During the fourth fiscal quarter, our new diet line will contribute to our Virgil’s brand revenues.  We are currently setting promotion and pricing plans for 2011, and we believe that margin improvement will be significant on all of our products sold.

Results of Operations

The following table sets forth key statistics for the three and nine months ended September 30, 2010 and 2009, respectively.

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2010	2009	10 vs. 09	2010	2009	10 vs. 09
Total net sales	$5,428,000	$4,027,000	35%	$14,345,000	$11,658,000	23%

Net sales comprised of:
Sales branded products	4,887,000	4,027,000	21%	13,497,000	11,658,000	16%
Sales of private label products	541,000	-	100%	848,000	-	100%

Cost of sales:
Costs of products sold	4,040,000	2,758,000	46%	10,059,000	7,954,000	26%
Overhead costs of sales	325,000	280,000	16%	988,000	768,000	29%
Total cost of sales	4,365,000	3,038,000	44%	11,047,000	8,722,000	27%
Gross profit	1,063,000	989,000	7%	3,298,000	2,936,000	12%
Gross profit margin as a percentage of net sales	20%	25%		23%	25%
Operating expenses:
Selling and marketing expense	570,000	646,000	(12%)	1,632,000	1,853,000	(12%)
General and administrative expense	742,000	623,000	19%	2,066,000	1,896,000	9%
Impairment of assets	-	-		-	641,000
Total operating expenses	1,312,000	1,269,000	3%	3,698,000	4,390,000	(16%)

Loss from operations	(249,000)	(280,000)	(11%)	(400,000)	(1,454,000)	(72%)

Interest expense	(149,000)	(122,000)	22%	(421,000)	(319,000)	32%

Net loss	$(398,000)	$(402,000)	-	$(821,000)	$(1,773,000)	(54%)

Three months ended September 30, 2010 Compared to Three months ended September 30, 2009

Sales

Sales of $5,428,000 for the three months ended September 30, 2010 represented an increase of 35% or $1,401,000, as compared to the prior year same period.  Sales of private label products accounted for approximately $541,000 of this increase, which were not a part of the prior year sales.  Sales from branded products increased over 20% during the quarter, from the 2009 same quarter.  The number of grocery chains carrying our branded and private label products is increasing and we are actively marketing to our existing customers with an improving effect on per store sales.

Cost of Goods Sold

Cost of goods sold consists primarily of the costs of our ingredients, packaging, production and freight.  Our cost of goods sold of $4,365,000 for the three months ended September 30, 2010 represents an increase of $1,327,000 as compared to the 2009 same period.  We have experienced increases in certain ingredient costs which have been partially offset by decreases in glass and other costs.  Our unabsorbed overhead production costs increased by approximately $45,000 or 16% from the same 2009 period.  Freight delivery costs increased by approximately $150,000, or 67% from the prior year.

Gross Profit

Our gross profit increased to $1,063,000 in the three months ended September 30, 2010, from $989,000 in 2009, an increase of $74,000 or 7%.  The overall gross profit as a percentage of sales decreased to 20% in 2010, from 25% in 2009.  The gross profit from our initial private label contracts was nominal, reflecting certain start-up production costs and higher ingredient costs.  Ongoing margins from private label sales are anticipated to contribute to gross profit in the fourth quarter and improve further in 2011, as contract terms improve.  Our average gross profit percentage on the sales of our branded products, including primarily our Reed’s and Virgil’s brands, is approximately the same during the three months ended September 30, 2010 as compared to 2009, with nominal erosion of margins experienced in certain items due primarily to ingredient cost increases.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs decreased to $570,000 in the three months ended September 30, 2010 from $646,000 in 2009.  The decrease is primarily due to a decrease in advertising promotion and trade shows of $97,000 and a decrease stock option expense of $38,000; offset by an increase in compensation and travel costs of $42,000 and an increase in facilities related costs of $17,000.

We have recently increased our direct marketing capabilities, while continuing to maintain our senior sales staff that is focused on sales in significant grocery chains nationwide.  The trend in grocery stores is to offer more natural products.  Our sales force is leveraging our strong position in natural food grocery stores throughout the nation, to establish new relationships with mainstream grocery stores.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $742,000 during the three months ended September 30, 2010 from $623,000 in the same period of 2009. The overall increase of $119,000 in 2010 is primarily due to an increase in compensation costs of $49,000, an increase in amortization expense of $38,000, and an increase in facilities-related costs of $25,000; offset by a decrease in stock option expense of $18,000.
We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.
Loss from Operations
Our loss from operations decreased to $249,000 in the three months ended September 30, 2010 from $280,000 in the same period of 2009.  The improvement is a direct result of increased sales.
Interest Expense

Interest expense increased to $149,000 in the three months ended September 30, 2010, compared to interest expense of $122,000 in the same period of 2009.  The increase is due to the increase in long-term debt, as a result of our financing obligation; and increased borrowing under a line of credit agreement with GemCap Lending I, LLC, secured primarily by our inventory and accounts receivable.

Nine months ended September 30, 2010 Compared to Nine months ended September 30, 2009

Sales

Sales of $14,345,000 for the nine months ended September 30, 2010 represented an increase of 23% or $2,687,000, as compared to the prior year same period.  Sales of private label products accounted for approximately $848,000 of this increase, which were not a part of the prior year sales.  Sales from branded products increased over 16% during the nine month period, from the 2009 same period.

Cost of Goods Sold

Cost of goods sold consists primarily of the costs of our ingredients, packaging, production and freight.  Our cost of goods sold of $11,047,000 for the nine months ended September 30, 2010 represents an increase of $2,325,000 as compared to the 2009 same period.  We have experienced increases in certain ingredient costs which have been partially offset by decreases in glass and other costs.  Our unabsorbed overhead productions costs increased by approximately $220,000 or 29% from the same 2009 period.  Freight delivery costs increased by approximately $250,000, or 40% from the prior year.

Gross Profit

Our gross profit increased to $3,298,000 in the nine months ended September 30, 2010, from $2,936,000 in 2009, an increase of $362,000 or 12%.  The overall gross profit as a percentage of sales decreased to 23% in 2010, from 25% in 2009.  The gross profit from our initial private label contracts was nominal, reflecting certain start-up production costs and higher ingredient costs.  Our average gross profit percentage on the sales of our branded products, including primarily our Reed’s and Virgil’s brands, is approximately the same during the nine months ended September 30, 2010 as compared to 2009, with nominal erosion of margins experienced in certain items due primarily to ingredient cost increases.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs decreased to $1,632,000 in the nine months ended September 30, 2010 from $1,853,000 in 2009, a decrease of $221,000 or 12%.  The decrease is primarily due to a decrease stock option expense of $200,000 and a decrease in advertising and trade show costs of $106,000; offset by an increase in facilities related costs of $44,000 and an increase in compensation related expenses of $41,000.

General and Administrative Expenses

General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $2,066,000 during the nine months ended September 30, 2010 from $1,896,000 in the same period of 2009. The overall increase of $170,000 in 2010 is primarily due to an increase in compensation costs of $128,000, an increase in Depreciation and amortization of $49,000, and an increase in facilities-related costs of $15,000; partially offset by a decrease in stock option expense of $22,000.
We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Loss from- Operations

Our loss from operations decreased to $400,000 in the nine months ended September 30, 2010 from $1,454,000 in the same period of 2009.  The improvement is a direct result of increased sales and an impairment loss in the 2009 period of $641,000 which did not reoccur in 2010.

Interest Expense

Interest expense increased to $421,000 in the nine months ended September 30, 2010, compared to interest expense of $319,000 in the same period of 2009.  The increase is due to the increase in long-term debt, as a result of our financing obligation; and increased borrowing under a line of credit agreement with GemCap Lending I, LLC, secured primarily by our inventory and accounts receivable.

Liquidity and Capital Resources

As of September 30, 2010, we had stockholders equity of $4,475,000 and we had working capital of $2,142,000, compared to stockholders equity of $4,377,000 and working capital of $2,037,000 at December 31, 2009. Cash and cash equivalents were $958,000 as of September 30, 2010, as compared to $1,306,000 at December 31, 2009. This increase in our working capital of $105,000 was primarily a result of sales of our equity securities.  In addition to our cash position on September 30, 2010, we had availability under our line of credit of approximately $187,000.

Our decrease in cash and cash equivalents to $958,000 at September 30, 2010 compared to $1,306,000 at December 31, 2009 was primarily a result of cash used in operating activities, primarily for increases in accounts receivable and inventory that are related to our overall increases in ongoing revenues.  Such cash used in operations was offset by net draw-downs on our line of credit and sales of equity securities.

We believe that the Company currently has the necessary working capital to support existing operations through September 2011. Our primary capital source will be cash flow from operations as we gain profitability in 2011.  If our sales goals do not materialize as planned, we believe that the Company can become leaner and our costs can be managed to produce profitable operations.  Historically, we have financed our operations primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution, and cash generated from operations.

Net cash used in operations during 2010 was $568,000 compared with $1,322,000 used in operations during the same period in 2009.   Cash used in operations during 2010 was primarily due to the net loss in period and to an increase in accounts receivable, inventory and prepaid raw materials costs, as we prepare for higher levels of continuing sales.

Net cash used in investing activities of $310,000 during 2010 compared with $240,000 during 2009 is primarily the result of equipment purchases in both years.

Net cash provided by financing activities of $530,000 during 2010 was primarily due to proceeds from the sale of our common and preferred stock in the aggregate amount of $549,000, net of offering costs, and to net draws on the revolving line of credit of $103,000; offset by debt repayments of $128,000.  On February 5, 2010, the Company completed a standby offering of 12,780 shares of its Series B Preferred Stock at $10.00 per share, for gross proceeds of $127,800.    The Company paid legal and broker fees of approximately $11,000 in connection with the offering. On February 18, 2010, the Company sold an aggregate of 277,359 shares of common stock at a price of $1.70 per share for gross proceeds of $472,000.  In connection with the sale, the Company paid legal and broker fees of approximately $40,000.

Our senior revolver facility is for $3,000,000, based on 80% of eligible accounts receivable and 50% of eligible inventory, with a maximum inventory advance of $1,500,000.  The line of credit bears interest of 18% per annum.  At September 30, 2010, the outstanding line of credit was $1,518,000, with $187,000 available based on the collateral formula.

Our operating losses have negatively impacted our liquidity and we are continuing to work on decreasing operating losses, while focusing on increasing net sales. We believe that our current cash position and line of credit availability will be sufficient to enable us to meet our cash needs throughout 2011. We believe that if the need arises we can raise money through the equity markets.

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

In accordance with FASB guidance, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the nine months ended September 30, 2010.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the nine months ended September 30, 2010.

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

We believe there have been no significant changes, during the nine month period ended September 30, 2010, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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
Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to various l4gal proceedings from time to time in the ordinary course of business, none of which are required to be disclosed under this Item 1.

 Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2010, the Company issued 16,306 shares of common stock for services at prices of $1.78 and $2.10 per share with a value of $31,000 and 13,440 shares of common stock at $1.86 per share with a value of $25,000 to an employee as a bonus.  Such transactions are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with the Company.

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
Reed’s, Inc. (Registrant)

Date: November 9, 2010	/s/ Christopher J. Reed
Christopher J. Reed
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2010	/s/ James Linesch
James Linesch Chief Financial Officer (Principal Financial Officer)