Form 10-K
period 2010-12-31
REEDS INC
filed 2011-03-22
CIK 1140215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2010 was $21,153,000

10,800,350 common shares, $.001 par value, were outstanding on March 08, 2011.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of our control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including, but not limited to, the following risk factors.

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

PART I

Item 1.  Business

Background

We develop, manufacture, market, and sell natural non-alcoholic and “New Age” beverages, candies and ice creams. “New Age Beverages” is a category that includes natural soda, fruit juices and fruit drinks, ready-to-drink teas, sports drinks and water. We currently manufacture, market and sell eight unique product lines:

•	Reed’s Ginger Brews,
•	Virgil’s Root Beer, Cream Sodas and Real Cola, including ZERO diet sodas,
•	China Colas,
•	Reed’s Ginger Chews,
•	Reed’s Ginger Ice Creams,
•	Sonoma Sparkler Sparkling Juices,
•	Reed’s Nausea Relief, and
•	Energy Elixir

In addition, we have a growing private label business.

We sell most of our products in specialty gourmet and natural food stores (estimated at approximately 4,000 smaller or specialty stores and approximately 3,000 supermarket format stores), supermarket chains (estimated at approximately 7,000 stores), retail stores and restaurants in the United States and, to a lesser degree, in Canada, Europe and other international territories.  We primarily sell our products through a network of natural, gourmet and independent distributors.  We also maintain an organization of in-house sales managers who work mainly in the stores serviced by our natural, gourmet and mainstream distributors and with our distributors.  We also work with regional, independent sales representatives who maintain store and distributor relationships in a specified territory.

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

Key elements of our business strategy include:

•	increase our relationship with and sales to the approximately 10,500 supermarkets that carry our products in natural and mainstream,
•	stimulate consumer demand and awareness for our existing brands and products,
•	develop additional alternative and natural beverage brands and other products, including specialty packaging and alternative uses for our products, such as our new nausea relief product,
•	develop and produce private-label products for select customers,
•	lower our cost of sales for our products, and
•	optimize the size and focus of our sales force to manage our relationships with distributors and retail outlets.

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

In 1997, we began licensing the products of China Cola and eventually acquired the rights to that product in December 2000.  In addition, we launched Reed’s Crystallized Ginger Candy, a product which we manufacture in Fiji under a proprietary, natural, non-sulfured process.  In 1999, we purchased the Virgil’s Root Beer brand from the Crowley Beverage Company.  The brand has won numerous gourmet awards.  In 2000, we began to market three new products: Reed’s Original Ginger Ice Cream, Reed’s Cherry Ginger Brew and a beautiful designer 10-ounce gift tin of our Reed’s Crystallized Ginger Candy.  In December 2000, we moved into an 18,000 square foot warehouse property, the Brewery, in Los Angeles, California, to house our west coast production and warehouse facility.  The Brewery now also serves as our principal executive offices.  In 2001, pursuant to a reincorporation merger, we changed our state of incorporation to Delaware and also changed our name to Reed’s, Inc.  We also introduced our Reed’s Chocolate Ginger Ice Cream and Reed’s Green Tea Ginger Ice Cream products and expanded our confectionary line with two new candy products: Reed’s Crystallized Ginger Baking Bits and Reed’s Ginger Chews.  In 2002, we launched our Reed’s Ginger Juice Brew line, with four flavors of organic juice blends. In November 2002, we completed our first test runs of Reed’s and Virgil’s products at the Brewery and in January 2003, our first commercially available products came off the Los Angeles line.  In 2003, we commenced our own direct distribution in Southern California and introduced sales of our 5-liter Virgil’s party keg. In 2004, we expanded our product line to include Virgil’s Cream Soda (including in a 5-liter keg), Reed’s Spiced Apple Brew in a 750 ml. champagne bottle and draught Virgil’s Root Beer and Cream Soda. In 2006, we expanded our product line to include Virgil’s Black Cherry Cream Soda. Progressive Grocers, a top trade publication in the grocery industry voted this product as the best new beverage product of 2006. On December 12, 2006, we completed the sale of 2,000,000 shares of our common stock at an offering price of $4.00 per share in our initial public offering. The public offering resulted in gross proceeds of $8,000,000 to us.

In 2007, we executed several elements of our business plan, including the hiring of several key personnel such as a Chief Operating Officer, two Senior Vice Presidents of Sales, an Executive Vice President of Sales and several sales personnel.  In addition, we developed and launched a line of diet sodas of the three flavors of the Virgil’s brand and introduced a new 7 ounce package of our Extra Ginger Brew.  We gained a warehouse immediately adjacent to our principal executive office and brewery in Los Angeles that serves as our finished goods warehouse.  We executed several agreements with distributors that service mainstream retailers that expand our product reach beyond our core reach of natural and specialty retailers through direct store distribution (known as DSD).  The relationships with these distributors were supported, in large part, by one of our Senior Vice Presidents of Sales and newly hired sales staff.  We hired a Senior Vice President of Sales to develop sales into national accounts, such as grocery store chains, club stores and other large retailers that can be serviced either directly or through our existing natural foods distributors or mainstream distributors.  We also hired an Executive Vice President of Sales and reassigned an existing sales executive to co-lead our initiative to introduce our products to international customers in Europe, Asia, the Middle East and South America.  Also in 2007, we raised a net of $7,600,000 in a private placement.

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

In 2009, we continued our focus on natural and mainstream supermarket grocery stores that carry our products.  We introduced our Energy Elixir and our Orange Cream Soda.  We also began our initiative to produce and sell private-label products.   We acquired an additional product line, the Sonoma Sparkler brand, which is anticipated to increase revenues during the holiday season.  Sonoma Sparkler beverages are sparkling juices in 750ml and 12oz sizes.  In 2010, we launched our Reed’s Nausea Relief drink for the drug store channel in 5.5 oz cans in full wrapped four pack boxes.  We also re-formulated our Virgil’s diet line and introduced our ZERO beverages, which are sweetened with natural Stevia.

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

Our Products

We currently manufacture and sell 20 beverages, three candies and three ice creams. We make all of our products using premium all-natural ingredients.

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

Our carbonated products include seven varieties of Reed’s Ginger Brews, eight varieties of Virgil’s Root Beer and Cream Sodas and Real Cola (including diet varieties), China Cola and Cherry China Cola.  In 2009, we introduced our Natural Energy Elixir, and in 2010 our Reeds Nausea Relief, both products being derivations of our Ginger Brew’s.  We also sell four varieties of Sonoma Sparkler sparkling juices.

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

In 2007, we further expanded our Virgil’s product line to include diet Root Beer, diet Black Cherry Cream Soda and diet Cream Soda. Our diet sodas are sweetened with Stevia.  In April 2008, we introduced diet Real Cola.  In 2010, we reformulated our diets and introduced them as our ZERO line.

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

Reed’s Nausea Relief

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

Our west coast Brewery facility is running at about 70% of capacity.  As we are able to make the Brewery become more fully utilized, we believe that we will experience improvements in gross margins due to freight and production savings.

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

We have an export company that orders our products on a regular basis for distribution in Japan. We are holding preliminary discussions with other trading companies and import/ export companies for the distribution of our products throughout Asia, Europe and South America. We believe that these areas are a natural fit for Reed’s ginger products, because of the importance of ginger in International, but especially the Asian diet and nutrition. Recently, we launched into the South African marketplace and Israel. Both of these markets are showing early signs of success.

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

One of the main goals of our sales and marketing efforts is to increase sales and grow our brands. Our sales force consists of eleven sales personnel and several outside independent food brokerage companies.  Generally, our sales managers are responsible for the distributor relationships and larger chain accounts that require headquarter sales visits, while other sales personnel focus on expanding sales volume with existing customers, by introducing new items and running promotions.  We distribute our products primarily through several national natural foods distributors and, to a lesser degree, regional Direct Store Delivery (DSD) companies.

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

Employees

We have 20 full-time employees on our corporate staff, as follows: 3 in general management, 11 in sales and marketing support, and 6 in administration and operations.  We also have 37 production employees that work both full and part time. We employ additional people on a part-time basis as needed.  We have never participated in a collective bargaining agreement. We believe that the relationship with our employees is good.

Item 2.  Property

We lease a facility of approximately 43,000 square feet, which serves as our principal executive offices, our West Coast Brewery and bottling plant and our Southern California warehouse facility.  Approximately 30,000 of the total space is leased under a long-term lease expiring in 2024.  We also lease a warehouse of approximately 13,000 square feet under a two-year lease expiring in 2012.

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

Item 4.  [Removed and Reserved]

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock is listed for trading on the NASDAQ Capital Market trading under the symbol “REED”.  The following is a summary of the high and low bid prices of our common stock on the NASDAQ Capital Market for the periods presented:

	Sales Price
	High	Low
Year Ending December 31, 2009
First Quarter	$1.41	$0.75
Second Quarter	2.42	1.06
Third Quarter	2.50	1.80
Fourth Quarter	2.10	1.23

	Sales Price
	High	Low
Year Ending December 31, 2010
First Quarter	$2.44	$1.27
Second Quarter	3.08	1.62
Third Quarter	2.25	1.65
Fourth Quarter	2.46	1.88

As of December 31, 2010, there were approximately 234 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and approximately 10,446,090 outstanding shares of common stock.

Unregistered Sales of Equity Securities

During the fiscal year ended December 31, 2010, we issued the following equity securities that were unregistered under the Securities Act:

•
We issued 57,053 shares of common stock in exchange for consulting and legal services.  The value of the stock was based on the closing price of the stock on the issuance or agreed upon date.  The total value of shares issued for services was $103,000.  The shares were issued pursuant to exemption from registration under Section 4(2) of the Securities Act.

•
We issued 75,750 shares of common stock to our employees as bonuses at prices of $1.32 and $2.06, the closing price of our common stock on the date of issuance.  The shares were issued pursuant to exemption from registration under Section 4(2) of the Securities Act.

•
We granted options to purchase 245,000 shares of common stock under our employee stock option plan at exercise prices of $1.79 to $2.22 pursuant to exemption from registration under Section 4(2) of the Securities Act.

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

We are obligated to pay a non-cumulative 5% dividend from lawfully available assets to the holders of our Series A preferred stock and $0.13 per share per quarter on our Series B preferred stock in either cash or additional shares of common stock at our discretion. In 2010 and 2009, we paid dividends on our Series A preferred stock in an aggregate of 11,211 and 12,950 shares of common stock in each such year, respectively, and anticipate that we will be obligated to issue at least this many shares annually to the holders of the Series A preferred stock so long as such shares are issued and outstanding. In 2010, we accrued $50,000 of dividends on our outstanding Series B shares and paid $5,000 of dividends by issuing 3,394 shares of our common stock.   In 2009 there were no dividends due on the Series B preferred stock, as they were issued in December 2009.

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

2010 Incentive Stock Plan and 2010-2 Incentive Stock Plan

We are authorized to issue up to an aggregate of 75,000 shares of common stock to employees, officers, directors, consultants, independent contractors, advisors, or other service providers to Reed’s under our 2010 Incentive Stock Plan and 2010-2 Incentive Stock Plan (collectively, the “2010 Plans”).  The 2010 Incentive Stock Plan was adopted by our board of directors on March 31, 2010; the 2010-2 Incentive Stock Option Plan was adopted on May 5, 2010.  The 2010 Plans are administered by a committee of the board of directors.  The plan committee may from time to time, and subject to the provisions of the plan and such other terms and conditions as the plan committee may prescribe, grant to any eligible person one or more shares of common stock of  Reed’s ("Award Shares"). The grant of Award Shares or grant of the right to receive Award Shares shall be evidenced by either a written consulting agreement or a separate written agreement confirming such grant, executed by Reed’s and the recipient, stating the number of Award Shares granted and stating all terms and conditions of such grant.  During 2010, 72,025 shares of common stock were issued under the Plans.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2010, with respect to equity securities authorized for issuance under compensation plans, including individual compensation arrangements:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options,Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column(a))(c)

Equity compensation plans approved by security holders	840,000	$1.74	1,160,000
Equity compensation plans not approved by security holders	2,009,028	$4.68	-

TOTAL	2,849,028	$3.82	1,160,000

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

Overview

We continued to experience significant increases in sales of our branded products in 2010, and we anticipate that those increases will continue into 2011.  Our gross margin on sales of branded products in 2010 was consistent with 2009, and we anticipate that the gross margin percentage on branded products will remain constant in 2011.  In 2010, our overall gross margin was adversely impacted by initial lower-margin private label sales and one-time costs associated with the start up of this business line. We are taking measures to improve the margins on private label sales, especially on 2011 contract terms.  We believe that our private label gross sales in 2011 will exceed 2010 levels and more, depending on the contracts secured.

Results of Operations

The following table sets forth key statistics for the years ended December 31, 2010 and 2009, respectively.

	Year Ended December 31,		Percentage Change
	2010	2009	10 vs. 09
Total net sales	$20,376,000	$15,178,000	34%
Net sales comprised of:
Sales branded products	17,541,000	14,980,000	17%
Sales of private label products	2,835,000	198,000	1332%

Cost of sales:
Costs of products sold	14,670,000	10,468,000	40%
Overhead costs of sales	1,371,000	1,098,000	25%
Total cost of sales	16,041,000	11,566,000	39%
Gross profit	4,335,000	3,612,000	20%
Gross profit margin as a percentage of net sales	21%	24%
Operating expenses:
Selling and marketing expense	2,319,000	2,412,000	(4%)
General and administrative expense	2,740,000	2,632,000	4%
Impairment of assets	-	641,000
Total operating expenses	5,059,000	5,685,000	(11%)

Loss from operations	(724,000)	(2,073,000)	(65%)

Interest expense	(586,000)	(486,000)	21%

Net loss	$(1,310,000)	$(2,559,000)	(49%)

Year ended December 31, 2010 Compared to Year ended December 31, 2009

Sales

Sales of $20,376,000 for the year ended December 31, 2010 represented an increase of $5,198,000, or 34%, as compared to the prior year same period.  Sales of private label products accounted for approximately $2,600,000 of this increase.  Sales from branded products increased over 17% during 2010, over 2009, with an overall volume increase of 16% in our core 12-ounce branded beverages increase.  The number of grocery chains carrying our branded and private label products is increasing and we are actively marketing to our existing customers with an improving effect on same store sales.  Most of our private label revenues were from three customers in 2010.  We anticipate increasing sales with those customers as well as at least three additional significant private label customers in 2011.

Cost of Goods Sold

Cost of goods sold consists primarily of the costs of our ingredients, packaging, production and freight.  Our cost of goods sold of $16,041,000 for the year ended December 31, 2010 represents an increase of $4,475,000, or 39% as compared to 2009.  Our costs were impacted by certain commodity price increases such as apple juice, fresh ginger and sugar.  We are finding ways to mitigate these increases while still providing a premium, hand-crafted beverage line.  We feel that our raw materials cost increases in 2011are being largely offset by improved sourcing and selected price increases.

Gross Profit

Our gross profit increased to $4,335,000 in the year ended December 31, 2010, from $3,612,000 in 2009, an increase of $723,000 or 20%.  The overall gross profit as a percentage of sales decreased to 21% in 2010, from 24% in 2009.  The gross profit percentage decrease is primarily due to lower margins from our initial private label contracts, reflecting certain start-up production costs and higher ingredient costs.  Ongoing margins from private label sales are anticipated to improve with 2011 contracts.  Our average gross profit percentage on the sales of our branded products, including primarily our Reed’s and Virgil’s brands, is approximately the same during the year ended December 31, 2010 as compared to 2009, with nominal erosion of margins experienced in certain items due primarily to ingredient cost increases described above.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs decreased to $2,319,000 in the year ended December 31, 2010 from $2,412,000 in 2009.  The decrease is primarily due to a decrease in stock option expense of $185,000 and a decrease in advertising promotion and trade shows of $101,000; offset by an increase in compensation and travel costs of $143,000 and an increase in facilities related costs of $50,000.

We have recently increased our direct marketing capabilities, while also continuing to maintain our senior sales staff that is focused on sales to significant grocery chains nationwide.  The trend in grocery stores is to offer more natural products throughout the stores.  Our sales force is leveraging our strong position in natural food grocery stores throughout the nation, to establish new relationships with mainstream grocery stores.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $2,740,000 during the year ended December 31, 2010 from $2,632,000 in the same period of 2009. The overall increase of $108,000 in 2010 is primarily due to an increase in compensation costs of $152,000 and an increase in amortization expense of $65,000; offset by a decrease in professional and consulting costs of $63,000, a decrease in stock option expense of $38,000, and a decrease in facilities-related costs of $8,000.

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

Loss from Operations

Our loss from operations decreased to $724,000 in the year ended December 31, 2010 from $2,073,000 in the same period of 2009.  Aside from the impairment loss in 2009 of $641,000, which did not recur in 2010, the improvement is a direct result of increased sales resulting in increased margin contribution.

Interest Expense

Interest expense increased to $586,000 in the year ended December 31, 2010, compared to interest expense of $486,000 in 2009.  The increase is due to the increase in long-term debt, as a result of our financing obligation; and increased borrowing under a line of credit agreement with GemCap Lending I, LLC, secured primarily by our inventory and accounts receivable.

Modified EBITDA

The Company defines modified EBITDA (a non-GAAP measurement) as net loss before interest, taxes, depreciation and amortization, and non-cash expense for securities.  Other companies may calculate modified EBITDA differently.  Management believes that the presentation of modified EBITDA provides a measure of performance that approximates cash flow before interest expense, and is meaningful to investors.

MODIFIED EBITDA SCHEDULE

	Year ended December 31,
	2010	2009
Net loss	$(1,310,000)	$(2,559,000)

Modified EBITDA adjustments:
Depreciation and amortization	616,000	469,000
Interest expense	586,000	486,000
Impairment expense	-	641,000
Stock option compensation	198,000	421,000
Other stock compensation for services	366,000	236,000
Total EBITDA adjustments	1,766,000	2,253,000

Modified EBITDA income (loss) from operations	$456,000	$(306,000)

Liquidity and Capital Resources

As of December 31, 2010, we had stockholders equity of $4,142,000 and we had working capital of $1,830,000, compared to stockholders equity of $4,377,000 and working capital of $2,037,000 at December 31, 2009. Cash and cash equivalents were $1,084,000 as of December 31, 2010, as compared to $1,306,000 at December 31, 2009. The decrease in our working capital of $207,000 was primarily a result of losses from operations, before depreciation and other non-cash expenses.  In addition to our cash position on December 31, 2010, we had availability under our line of credit of approximately $52,000.

Our decrease in cash and cash equivalents to $1,084,000 at December 31, 2010 compared to $1,306,000 at December 31, 2009 was primarily a result of cash used in operating activities, primarily for increases in accounts receivable and inventory that are related to our overall increases in ongoing revenues.  Such cash used in operations was offset by net draw-downs on our line of credit and sales of equity securities.

On February 4, 2011, we sold 304,880 shares of our common stock and 121,952 warrants for $750,000.00.  We paid $78,000 in expenses in connection with the transaction.  The net proceeds are being used for working capital.

We believe that the Company currently has the necessary working capital to support existing operations through 2011. Our primary capital source will be cash flow from operations as we gain profitability in 2011.  If our sales goals do not materialize as planned, we believe that the Company can become leaner and our costs can be managed to produce profitable operations.  Historically, we have financed our operations primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution, and cash generated from operations.

Net cash used in operations during 2010 was $811,000 compared with $1,317,000 used in operations during the same period in 2009.   Cash used in operations during 2010 was primarily due to the net loss in the period and to an increase in accounts receivable, inventory and prepaid raw materials costs, as we prepare for higher levels of continuing sales.

Net cash used in investing activities of $383,000 during 2010, compared with $356,000 during 2009 is primarily the result of equipment purchases in both years.

Net cash provided by financing activities of $972,000 during 2010 was primarily due to proceeds from the sale of our common and preferred stock in the aggregate amount of $549,000, net of offering costs, and to net draws on the revolving line of credit of $623,000; offset by debt repayments of $176,000.  On February 5, 2010, the Company completed a standby offering of 12,780 shares of its Series B Preferred Stock at $10.00 per share, for gross proceeds of $127,800.    The Company paid legal and broker fees of approximately $11,000 in connection with the offering. On February 18, 2010, the Company sold an aggregate of 277,359 shares of common stock at a price of $1.70 per share for gross proceeds of $472,000.  In connection with the sale, the Company paid legal and broker fees of approximately $40,000.

Our senior revolver facility is for $3,000,000, based on 80% of eligible accounts receivable and 50% of eligible inventory, with a maximum inventory advance of $1,500,000.  The line of credit bears interest of 18% per annum.  At December 31, 2010, the outstanding line of credit was $2,038,000, with $52,000 available based on the collateral formula.

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

In accordance with FASB guidance, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the year ended December 31, 2010.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the year ended December 31, 2010.

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

Stock-Based Compensation. We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on FASB ASC Topic 718, “Compensation – Stock Compensation”, whereas the award is measured at its fair value at the date of grant and is amortized ratably over the vesting period.  We account for stock option and warrant grants issued and vesting to non-employees in accordance with ASC Topic 718 whereby the fair value of the stock compensation is based on the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instrument is complete.

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

We believe there have been no significant changes, during the year ended December 31, 2010, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Item 8.  Financial Statements

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Reed’s, Inc. as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Reed’s, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ WEINBERG & COMPANY, P.A.

Weinberg & Company, P.A.
Los Angeles, California
March 22, 2011

REED’S, INC.
BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$1,084,000	$	$ 1,306,000
Inventory	4,555,000		2,884,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $105,000 and $90,000, respectively	1,295,000		866,000
Prepaid inventory	138,000		3,000
Prepaid and other current assets	78,000		96,000
Total Current Assets	7,150,000		5,155,000

Property and equipment, net of accumulated depreciation of $1,178,000 and $727,000, respectively	3,650,000		3,655,000
Brand names	1,029,000		1,029,000
Deferred financing fees, net of amortization of $8,000 and $10,000, respectively	47,000		131,000
Total assets	$11,876,000		$9,970,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,586,000		$954,000
Accrued expenses	162,000		127,000
Dividends payable	44,000		-
Recycling fees payable	325,000		456,000
Line of credit	2,038,000		1,415,000
Current portion of long term financing obligation	55,000		40,000
Current portion of capital leases payable	39,000		24,000
Current portion of note payable	71,000		102,000
Total current liabilities	5,320,000		3,118,000

Long term financing obligation, less current portion, net of discount of $677,000 and $726,000, respectively	2,268,000		2,274,000
Capital leases payable, less current portion	146,000		130,000
Note payable, less current portion	-		71,000
Total Liabilities	7,734,000		5,593,000

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 46,621 shares issued and outstanding	466,000		466,000
Series B Convertible Preferred stock, $10 par value, 500,000 shares authorized, 85,766 and 120,820 shares issued and outstanding, respectively	858,000		1,208,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 10,446,090 and 9,606,127 shares issued and outstanding, respectively	1,000		1,000
Additional paid in capital	21,701,000		20,203,000
Accumulated deficit	(18,884,000)		(17,501,000)
Total stockholders’ equity	4,142,000		4,377,000
Total liabilities and stockholders’ equity	$11,876,000		$9,970,000

The accompanying notes are an integral part of these financial statements

REED’S, INC.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010 and 2009
	2010	2009
Sales	$20,376,000	$15,178,000
Cost of sales	16,041,000	11,566,000

Gross profit	4,335,000	3,612,000

Operating expenses:
Selling and marketing expense	2,319,000	2,412,000
General and administrative expense	2,740,000	2,632,000
Impairment of assets	-	641,000
Total operating expenses	5,059,000	5,685,000

Loss from operations	(724,000)	(2,073,000)

Interest expense	(586,000)	(486,000)

Net loss	(1,310,000)	(2,559,000)

Preferred stock dividend	(73,000)	(23,000)

Net loss attributable to common stockholders	$(1,383,000)	$(2,582,000)

Loss per share available to common stockholders - basic and diluted	$(0.14)	$(0.28)
Weighted average number of shares outstanding - basic and diluted	10,186,600	9,238,002

The accompanying notes are an integral part of these financial statements

REED’S, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2010 and 2009

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2008	8,979,341	$1,000	47,121	$471,000	-	$-	$18,408,000	$(14,919,000)	$3,961,000

Fair Value of Common Stock issued for services and finance fees	197,647	-	-	-	-	-	260,000	-	260,000
Warrants issued in connection with purchase option	-	-	-	-	-	-	752,000	-	752,000
Common stock issued in connection with the June 30, 2009 preferred stock dividend	12,950	-	-	-	-	-	23,000	(23,000)	-
Common stock issued upon conversion of preferred stock	2,000	-	(500)	(5,000)	-	-	5,000	-	-
Private sale of common stock	50,000	-	-	-	-	-	150,000	-	150,000
Sale of common stock in shelf offering	364,189	-	-	-	-	-	563,000	-	563,000
Sale of Series B preferred stock, net of offering costs	-	-	-	-	120,820	1,208,000	(379,000)	-	829,000
Fair value vesting of options issued to employees	-	-	-	-	-	-	421,000	-	421,000
Net loss	-	-	-	-	-	-	-	(2,559,000)	(2,559,000)
Balance, December 31, 2009	9,606,127	1,000	46,621	466,000	120,820	1,208,000	20,203,000	(17,501,000)	4,377,000

Fair Value of Common Stock issued for bonuses and services	204,828	-	-	-	-	-	366,000	-	366,000
Common stock issued upon conversion of Series B preferred stock	334,838	-	-	-	(47,834)	(478,000)	478,000	-	-
Sale of common stock in shelf offering	277,359	-	-	-	-	-	432,000	-	432,000
Sale of Series B preferred stock, net of offering costs	-	-	-	-	12,780	128,000	(11,000)	-	117,000
Exercise of stock options	8,333	-	-	-	-	-	6,000	-	6,000
Fair value vesting of options issued to employees	-	-	-	-	-	-	198,000	-	198,000
Series A and Series B preferred stock dividend	-	-	-	-	-	-	-	(73,000)	(73,000)
Common stock paid for Series A and Series B dividend	14,605	-	-	-	-	-	29,000	-	29,000
Net Loss	-	-	-	-	-	-	-	(1,310,000)	(1,310,000)
Balance, December 31, 2010	10,466,090	$1,000	46,621	$466,000	85,766	$858,000	$21,701,000	$(18,884,000)	$4,142,000

The accompanying notes are an integral part of these financial statements

REED’S, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(1,310,000)	$(2,559,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	616,000	469,000
Fair value of stock options issued to employees	198,000	421,000
Fair value of common stock issued for services	366,000	236,000
Impairment loss on assets	-	641,000
Increase (decrease) in allowance for doubtful accounts	15,000	(7,000)
Changes in assets and liabilities:
Accounts receivable	(444,000)	38,000
Inventory	(1,671,000)	(37,000)
Prepaid expenses and inventory and other current assets	(117,000)	(31,000)
Accounts payable	1,632,000	(638,000)
Accrued expenses	35,000	31,000
Recycling fees payable	(131,000)	119,000
Net cash used in operating activities	(811,000)	(1,317,000)
Cash flows from investing activities:
Purchase of property and equipment	(383,000)	(356,000)
Net cash used in investing activities	(383,000)	(356,000)
Cash flows from financing activities:
Proceeds from issuance of common stock in shelf offering, net of offering costs	432,000	563,000
Proceeds from private sale of common stock	-	150,000
Proceeds from stock option exercise	6,000	-
Proceeds from the issuance of Series B preferred stock, net of offering costs	117,000	891,000
Payments for deferred financing fees	(30,000)	(117,000)
Proceeds received from long term financing obligation	-	3,056,000
Principal repayments on long term financing obligation	(42,000)	(16,000)
Principal repayments on capital lease obligation	(32,000)	(9,000)
Principal repayments on long term debt	-	(1,763,000)
Payoff of former line of credit	-	(1,354,000)
Net borrowings on existing lines of credit	623,000	1,415,000
Principal repayments on note payable	(102,000)	(66,000)
Net cash provided by financing activities	972,000	2,750,000
Net (decrease) increase in cash	(222,000)	1,077,000
Cash at beginning of year	1,306,000	229,000
Cash at end of year	$1,084,000	$1,306,000
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$561,000	$457,000
Taxes	$-	$-
Non Cash Investing and Financing Activities
Series B preferred stock converted to common stock	$478,000	$5,000
Fair value of warrants granted as valuation discounts	-	$752,000
Common Stock issued in settlement of Series A and Series B preferred stock dividend	$29,000	$23,000
Series B preferred stock dividend payable in common stock	$50,000	-
Property and equipment acquired through capital lease obligation	$64,000	$163,000
Note payable issued for brand names	-	$229,000
Note payable issued for inventory	-	$10,000
Common stock issued for deferred financing fees	-	$24,000
Deferred stock offering costs charged to paid in capital	-	$62,000

The accompanying notes are an integral part of these financial statements

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(1)	Operations and Summary of Significant Accounting Policies

A)	Nature of Operations

Reed’s, Inc. (the “Company”) was organized under the laws of the state of Florida in January 1991. In 2001, the Company changed its name from Original Beverage Corporation to Reed’s, Inc. and changed its state of incorporation from Florida to Delaware. The Company is engaged primarily in the business of developing, manufacturing and marketing natural non-alcoholic beverages, as well as candies and ice creams. The Company currently offers six Reed’s Ginger Brew flavors (Extra, Original, Premium, Cherry Ginger, Raspberry Ginger and Spiced Apple Ginger); Reed’s Energy Elixir; five Virgil’s beverages (Root Beer, Cream Soda, Orange Cream Soda, Black Cherry Cream Soda, and Real Cola); four zero calorie Virgil’s versions; two China Cola beverages (regular and cherry); two Sonoma Sparkler sparkling juices; three kinds of  ginger candies (crystallized ginger, ginger chews and peanut butter ginger chews); and three flavors of ginger ice cream (Original, Green Tea, and Chocolate).  In 2010 the Company introduced its nausea relief product and reformulated its Virgil’s diet products into its new ZERO line with stevia natural sweetener.
The Company sells its products primarily in upscale gourmet and natural food stores and supermarket chains in the United States and, to a lesser degree, in Europe and Canada.

B)	Cash and Cash Equivalents

Cash and cash equivalents include unrestricted deposits and short-term investments with an original maturity of three months or less.

C)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Those estimates and assumptions include estimates for reserves of uncollectible accounts, inventory obsolescence, analysis of impairments of recorded intangibles, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services.

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

The allowance for doubtful accounts and returns and discounts is established through a provision for returns and discounts charged against sales. Receivables are charged off against the allowance when payments are received or products returned. The allowance for doubtful accounts and returns and discounts as of December 31, 2010 was approximately $105,000 and December 31, 2009 was approximately $90,000.

E)	Property and Equipment and Related Depreciation

Property and equipment is stated at cost. Depreciation is calculated using accelerated and straight-line methods over the estimated useful lives of the assets as follows:

Property and Equipment Type	Years of Depreciation
Building	39 years
Machinery and equipment	5-12 years
Vehicles	5 years
Office equipment	5-7 years

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The Company recognized an impairment of $0 and $641,000 for the years ended December 31, 2010 and 2009 (see note 6).

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

The Company records intangible assets in accordance with Financial Accounting Standard Guidance.  Intangible assets consist mostly of brand names and are deemed to have indefinite lives not subject to annual amortization. The Company reviews, at least quarterly, its investment in brand names and other intangible assets for impairment and if impairment is deemed to have occurred the impairment is charged to expense. Intangible assets which have finite lives are amortized on a straight line basis over their remaining useful life; they are also subject to annual impairment reviews.

Management regularly reviews intangible assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. No impairments were identified for the years ended December 31, 2010 and 2009.

Management believes that the accounting estimate related to impairment of its intangible assets, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.  Based on Management’s assessment, there are no indicators of impairment at December 31, 2010 or 2009.

G)	Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000 at December 31, 2010. The Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the years ended December 31, 2010 and 2009.

During the year ended December 31, 2010, the Company had three customers who accounted for approximately 29% and 11% and 10% of its sales, respectively; and during the year ended December 31, 2009 had two customers who accounted for 31% and 15% of its sales, respectively. No other customer accounted for more than 10% of sales in either year. As of December 31, 2010 the Company had accounts receivable due from three customers who comprised $199,000 (14%), $197,000 (14%), and $159,000 (11%), respectively, of its total accounts receivable; and as of December 31, 2009 the Company had accounts receivable due from two customers who comprised $134,000 (14%) and $147,000 (15%), respectively, of its total accounts receivable.

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

Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
Level 3 — Unobservable inputs based on the Company's assumptions.

The Company has no such assets or liabilities recorded to be valued on the basis above at December 31, 2010 and 2009.

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
The Company accounts for certain sales incentives, including slotting fees, as a reduction of gross sales. These sales incentives for the years ended December 31, 2010 and 2009 approximated $933,000 and $847,000, respectively.

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

For the years ended December 31, 2010 and 2009 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of the following as of:

	December 31,
	2010	2009
Warrants	2,009,028	1,991,690
Series A Preferred Stock	186,484	186,484
Series B Preferred Stock	600,362	845,740
Options	840,000	690,000
Total	3,635,874	3,713,914

M)	Advertising Costs

Advertising costs are expensed as incurred and are included in selling expense in the amount of $171,000 and $291,000, for the years ended December 31, 2010 and 2009, respectively.

N)	Stock Compensation Expense

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on Financial Accounting Standards Board (FASB) ASC Topic 718, “Compensation – Stock Compensation”, whereas the award is measured at its fair value at the date of grant and is amortized ratably over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with ASC Topic 718 whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

O)	Recent Accounting Pronouncements

In April 2010, the FASB issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.
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

(2)	Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market, and is comprised of the following as of:

	December 31, 2010	December 31, 2009
Raw Materials and Packaging	$2,328,000	$1,337,000
Finished Goods	2,227,000	1,547,000
	$4,555,000	$2,884,000

(3)	Fixed Assets

Fixed assets are comprised of the following as of:

	December 31, 2010	December 31, 2009
Land	$1,108,000	$1,108,000
Building	1,551,000	1,393,000
Vehicles	320,000	320,000
Machinery and equipment	1,454,000	1,169,000
Office equipment	395,000	392,000
	4,828,000	4,382,000
Accumulated depreciation	(1,178,000)	(727,000)
	$3,650,000	$3,655,000

During 2009, an impairment charge in the amount of $641,000 was recorded in connection with a sale and lease-back of the Company’s buildings and equipment (See Note 6), as it was determined that the carrying value of the buildings and brewery equipment was greater than the fair market value of those assets on the date of the transaction.

Depreciation expense for the years ended December 31, 2010 and 2009 was $452,000 and $356,000, respectively.

Machinery and equipment at December 31, 2010 and 2009 includes equipment held under capital leases of $227,000 and 163,000, respectively. Accumulated depreciation on equipment held under leases was $53,000 and $13,000 as of December 31, 2010 and 2009, respectively.

(4)	Intangible Assets

Brand Names

Brand names consist of three trademarks for natural beverages, two of which the Company acquired in previous years and one brand acquired in 2009. As long as the Company continues to renew its trademarks, these intangible assets will have an indefinite life. Accordingly, they are not subject to amortization. The Company determines fair value for brand names by reviewing the net sales of the associated beverage and applying industry multiples for which similar beverages are sold. The carrying amounts for brand names were $1,029,000 as of December 31, 2010 and 2009.

Deferred Financing Fees

Deferred financing are comprised of the following as of:

	December 31, 2010	December 31, 2009
Loan fees relating to financing	$55,000	$141,000
Accumulated amortization	(8,000)	(10,000)
	$47,000	$131,000

Amortization expense for the years ended December 31, 2010 and 2009 was approximately $115,000 and $89,000 respectively.

Amortization of deferred financing fees is as follows for the years ending December 31:

Year	Amount
2011	$32,000
2012	5,000
2013	5,000
2014	5,000
2015	-
Total	$47,000

(5)	Line of Credit

On November 18, 2009, the Company executed a revolver line commitment with GemCap Lending I, LLC to replace its existing line of credit.  The senior revolver facility is for $3,000,000, based on 80% of eligible accounts receivable and 50% of eligible inventory, with a maximum inventory advance of $1,500,000.  Interest accrues and is paid monthly on outstanding loans under the credit facility at a rate of 18% per annum.  The agreement has been extended through November 2011. At December 31, 2010, the aggregate amount outstanding under the line of credit was $2,038,000 and the Company had approximately $52,000 of availability on this line of credit.  At December 31, 2009, the aggregate amount outstanding under the line of credit was $1,415,000 and the Company had approximately $221,000 of availability on this line of credit.  The loan is secured by all of the business assets of the Company and is personally guaranteed by the principal shareholder and chief executive officer.

(6)	Long Term Financing Obligation

	December 31,
	2010	2009
Financing obligation	$3,000,000	$3,040,000
Valuation discount	(677,000)	(726,000)
	2,323,000	2,314,000
Less current portion	(55,000)	(40,000)
Long term financing obligation	$2,268,000	$2,274,000

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

In connection with the financing obligation, the Company issued an aggregate of 400,000 warrants to purchase its common stock at $1.20 per share for five years. The 400,000 warrants were valued at $752,000 and reflected as a debt discount, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the 400,000 warrants: strike price of $2.10 to $2.25; term of 5 years; volatility of 91.36% to 110.9%; expected dividends 0%; and discount rate of 2.15% to 2.20%. The 400,000 warrants were recorded as valuation discount and are being amortized over 15 years, the term of the purchase option.  Amortization of valuation discount was $51,000 and $25,000, respectively, during the years ended December 31, 2010 and 2009.

The aggregate amount due under the financing obligation at December 31, 2010 and 2009 was $3,000,000 and $3,040,000, respectively.  Aggregate future obligations under the financing obligation are as follows:

Year
2011	$55,000
2012	71,000
2013	90,000
2014	111,000
2015	134,000
Thereafter	2,539,000
Total	$3,000,000

(7)	Long Term Debt

	December 31,	December 31,
	2010	2009
Note payable	$71,000	$173,000
Less current portion	(71,000)	(102,000)
Long term debt	$-	$71,000

On October 19, 2009, the Company executed an Asset Purchase Agreement with Sonoma Cider Mill, Inc., to acquire the Sonoma Sparkler brand.  The aggregate purchase price under the Agreement was $252,000 which was allocated by the Company to its brand name. Initial payments of $45,000 were made prior to the Agreement and the balance of $207,000 is payable in installments of $9,000 over 23 remaining months through August 2011.  The Company recorded a note payable in the amount of $239,000, at an implicit rate of 5%, in connection with this agreement

(8)	Obligations Under Capital Leases

The Company leases equipment for its brewery operations with an aggregate value of $227,000 under six non-cancelable capital leases.  Most of the leases are personally guaranteed by the Company’s chief executive officer.  Monthly payments range from $341 to $1,545 per month, including interest, at interest rates ranging from 6.51% to 17.32% per annum. At December 31, 2010, monthly payments under these leases aggregated $5,570. The leases expire at various dates through 2015.

Future minimum lease payments under capital leases are as follows:

Years Ending December 31,
2011	$67,000
2012	67,000
2013	67,000
2014	46,000
2015	3,000
Total payments	250,000
Less: Amount representing interest	65,000
Present value of net minimum lease payments	185,000
Less: Current portion	39,000
Non-current portion	$146,000

(9)	Stockholders’ Equity

Preferred Stock

Series A
Series A Preferred stock consists of 500,000 shares authorized to Series A, $10.00 par value, 5% non-cumulative, participating, preferred stock. As of December 31, 2010 and 2009 there were 46,621shares outstanding, with a liquidation preference of $10.00.

These preferred shares have a 5% pro-rata annual non-cumulative dividend. The dividend can be paid in cash or, in the sole and absolute discretion of our board of directors, in shares of common stock based on its then fair market value. We cannot declare or pay any dividend on shares of our securities ranking junior to the preferred stock until the holders of our preferred stock have received the full non-cumulative dividend to which they are entitled. In addition, the holders of our preferred stock are entitled to receive pro rata distributions of dividends on an “as converted” basis with the holders of our common stock. During the year ended December 31, 2010 the Company accrued and paid a $23,000 dividend payable to the preferred shareholders, which management elected to pay through the issuance of 11,211 shares of its common stock; and during the year ended December 31, 2009 the Company accrued and paid a $23,000 dividend payable to the preferred shareholders, which management elected to pay through the issuance of 12,950 shares of its common stock.

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

The Series A preferred stock may be converted, at the option of the holder, at any time after issuance and prior to the date such stock is redeemed, into four shares of common stock, subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, recapitalization, reclassification and similar transactions. We are obligated to reserve out of our authorized but unissued shares of common stock a sufficient number of such shares to effect the conversion of all outstanding shares of Series A preferred stock. During the year ended December 31, 2010, no shares of preferred stock were converted into shares of common stock.  During the year ended December 31, 2009, 500 shares of preferred stock were converted into 2,000 shares of common stock.

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

These preferred shares have a 5% pro-rata annual non-cumulative dividend payable quarterly for a period of three years. The dividend can be paid in cash or, in the sole and absolute discretion of our board of directors, in shares of common stock based on its then fair market value. We cannot declare or pay any dividend on shares of our securities ranking junior to the preferred stock until the holders of our preferred stock have received the full non-cumulative dividend to which they are entitled. During the year ended December 31, 2010, $50,000 in dividends were accrued and $6,000 of dividends were paid by the issuance of 3,394 shares of common stock, as shares of Series B Preferred were converted into shares of common stock. During the year ended December 31, 2009, no dividends were accrued or paid.

In the event of any liquidation, dissolution or winding up of the Company, or if there is a change of control event, then, subject to the rights of the holders of our more senior securities, if any, the holders of our Series B preferred stock are entitled to receive, prior to the holders of any of our junior securities, $10.00 per share plus all accrued and unpaid dividends. Thereafter, all remaining assets shall be distributed pro rata among all of our security holders.

The Series B preferred stock may be converted, at the option of the holder, at any time after issuance and prior to the date such stock is redeemed, into seven shares of common stock, subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, recapitalization, reclassification and similar transactions. We are obligated to reserve out of our authorized but unissued shares of common stock a sufficient number of such shares to effect the conversion of all outstanding shares of Series B preferred stock. During the year ended December 31, 2010, 47,834 shares of preferred stock were converted into 334,838 shares of common stock.  During the year ended December 31, 2009, no shares of preferred stock were converted into shares of common stock.

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

Common Stock

Common stock consists of $.0001 par value, 19,500,000 shares authorized, 10,446,090 shares issued and outstanding as of December 31, 2010 and 9,606,127 shares issued and outstanding as of December 31, 2009.

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

During the year ended December 31, 2010, the Company issued 86,824 shares of common stock for services rendered at prices ranging from $1.35 to $2.30 per share with a value of $163,000 and 118,004 shares of common stock to employees as a bonus at stock prices ranging from $1.32 to $2.12 per share with a value of $203,000, including $51,000 accrued as of December 31, 2009.

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

During the years ended December 31, 2010 and 2009, the Company issued 245,000 and 120,000 options, respectively, to purchase the Company's common stock at a weighted average price of $2.03 and $1.18, respectively, to employees under the Plans.  The aggregate value of the options vesting, net of forfeitures, during the years ended December 31, 2010 and 2009 was $198,000 and $421,000, respectively, and has been reflected as compensation cost. As of December 31, 2010, the aggregate value of unvested options was $299,000, which will be amortized as compensation cost as the options vest, over 3 years. On March 6, 2009, the Company repriced 420,000 employee options to an exercise price of $0.75.  Such options had previously been issued at exercise prices between $1.99 per share and $8.50 per share.  The total increase in stock compensation expense, as a result of the repricing, was $81,000; of which $17,000 and $44,000 was recognized in the years ended December 31, 2010 and 2009, respectively.  There were 8,333 stock options exercised at a price of $0.75 per share resulting in proceeds to the Company of $6,000 during the year ended December 31, 2010.

The weighted-average grant date fair value of options granted during 2010 and 2009 was $0.86 and $1.18, respectively.  The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table.  For purposes of determining the expected life of the option, the full contract life of the option is used. The risk-free rate for periods within the contractual life of the options is based on the U. S. Treasury yield in effect at the time of the grant.

	Year ended December 31,
	2010	2009
Expected volatility	44%- 78%	89%- 97%
Weighted average volatility	63%	91%
Expected dividends	—	—
Expected average term (in years)	3.0	2.82
Risk free rate - average	1.74%	1.72%
Forfeiture rate	0%	0%

A summary of option activity as of December 31, 2010 and changes during the two years then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	702,500	$3.55
Granted	120,000	$1.18
Exercised	—	—
Forfeited or expired	(132,500)	$2.38
Outstanding at December 31, 2009	690,000	$1.74
Granted	245,000	$2.03
Exercised	(8,333)	$0.75
Forfeited or expired	(86,667)	$2.62
Outstanding at December 31, 2010	840,000	$1.74	3.4	$571,000
Exercisable at December 31, 2010	455,000	$1.79	2.8	$436,000

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s stock, which was $2.01 as of December 31, 2010.

A summary of the status of the Company’s nonvested shares granted under the Company’s stock option plan as of December 31, 2010 and changes during the year then ended is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2009	295,000	$0.74
Granted	245,000	$0.86
Vested	(125,000)	$1.12
Forfeited	(30,000)	$0.42
Nonvested at December 31, 2010	385,000	$0.77

Additional information regarding options outstanding as of December 31, 2010 is as follows:

	Options Outstanding at December 31, 2010			Options Exercisable at December 31, 2010
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $1.99	525,000	3.11	$0.93	375,000	$0.86
$2.00 - $4.99	265,000	4.31	$2.26	30,000	$4.00
$5.00 - $6.99	-	-	-	-	-
$7.00 - $8.50	50,000	1.42	$7.55	50,000	$7.55
	840,000			455,000

B)	Warrants

During the year ended December 31, 2008, 200,000 warrants were granted in connection with a distribution agreement between the Company and a company which is owned by two brothers of Christopher Reed, President of the Company.  The warrants are issuable only upon the attainment of certain international product sales goals.  The warrants will be valued and a corresponding expense will be recorded upon the attainment of the sales goals identified when the warrants were granted.  In April 2009, the 200,000 warrants were re-priced to $1.35 from a weighted average price of $2.77.  Since these are performance-based warrants and no performance criteria have been met as of December 31, 2010, no expense was recognized in the re-pricing of these warrants.

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

On February 9, 2010, the Company granted warrants to purchase 3,575 shares of common stock to a dealer-manager in connection with the placement of its Series B Convertible Preferred Stock.  The warrants are exercisable for five years at an exercise price of $1.79.  On February 22, 2010, the Company granted warrants to purchase 83,208 shares of common stock to investors who purchased 277,359 shares of its common stock.  The warrants are exercisable for five years at an exercise  price of $2.10.

The following table summarizes warrant activity for the two years ended December 31, 2010:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,868,236	$5.41
Granted	676,695	$1.56
Exercised	-	-
Forfeited or expired	(553,241)	$2.81
Outstanding at December 31, 2009	1,991,690	$4.70
Granted	86,783	$2.09
Exercised	-	-
Forfeited or expired	(69,445)	$1.80
Outstanding at December 31, 2010	2,009,028	$4.68	2.3	$464,000
Exercisable at December 31, 2010	1,809,028	$5.05	2.3	$332,000

The aggregate intrinsic value was calculated, as of December 31, 2010, as the difference between the market price and the exercise price of the Company’s stock, which was $2.01 as of December 31, 2010.

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

	Year ended December 31,
	2010	2009
Expected volatility	61% - 70%	72% - 111%
Weighted average volatility	70%	100%
Expected dividends	-	-
Expected term (in years)	5	5
Risk free rate	2.4%	2.18%

The weighted-average grant date fair value of warrants granted during 2010 and 2009 was $0.98 and $1.47 respectively.

The following table summarizes the outstanding warrants to purchase Common Stock at December 31, 2010:

Number	Exercise Price	Expiration Dates
400,000	$1.20	May 2014
200,000	$1.35	May 2013
33,796	$1.79	December 2014
3,575	$1.79	February 2015
83,208	$2.10	August 2015
173,454	$2.25	April 2015
200,000	$6.60	December 2011
749,995	$7.50	June 2012
165,000	$6.60	June 2012
2,009,028

(11)	Income Taxes

At December 31, 2010 and 2009, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $16,300,000 and $16,000,000 for Federal purposes, respectively, and $12,500,000 and $11,500,000 for state purposes respectively. The Federal carryforward expires in 2031 and the state carryforward expires in 2016. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

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

Significant components of the Company’s deferred income tax assets are as follows as of:

	December 31, 2010	December 31, 2009
Deferred income tax asset:
Net operating loss carry forward	$5,900,000	$5,800,000
Valuation allowance	(5,900,000)	(5,800,000)
Net deferred income tax asset	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

Year Ended
December 31,
	2010	2009
Federal Statutory tax rate	(34) %	(34) %
State tax, net of federal benefit	(5) %	(5) %
Change in valuation	(39) %	(39) %
Allowance	39%	39%
Effective tax rate	- %	- %

(12)	Commitments and Contingencies

Lease Commitments

The Company leases machinery and warehouse space under non-cancelable operating leases. Rental expense for the years ended December 31, 2010 and 2009 was $108,000 and $40,000, respectively.

Future payments under these leases as of December 31, 2010 are as follows:

Year ending December 31,	Amount
2011	$95,000
2012	33,000
Total	$128,000

Other Commitments

The Company has entered into contracts with customers with clauses that commit the Company to fees if the Company terminates the agreement early or without cause.  The contracts call for the customer to have the right to distribute the Company’s products to a defined type of retailer within a defined geographic region.  If the Company should terminate the contract or not automatically renew the agreements, amounts would be due to the customer.  As of December 31, 2010 and 2009, the Company has no plans to terminate or not renew any agreement with any of their customers; therefore no fees have been accrued in the accompanying financial statements.

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

During the year ended December 31, 2008, the Company entered into an agreement for the distribution of its products internationally. The agreement is between the Company and a company controlled by two brothers of Christopher Reed, Chief Executive Officer of the Company. The agreement remains in effect until terminated by either party and requires the Company to pay 10% of the defined sales of the previous month. During the year ended December 31, 2010, the Company paid commissions on sales of $51,000, and during the year ended December 31, 2009, the Company paid commissions on sales of $10,000 and issued 52,420 shares of its common stock in satisfaction of $66,000 due under this agreement.  During the year ended December 31, 2008, 200,000 warrants were granted in connection with this distribution agreement. On April 23, 2009, the Company repriced the warrants to $1.35, the market value on that date.  The warrants are issuable only upon the attainment of certain international product sales. No warrants vested during the year ended December 31, 2010. The warrants will be valued and a corresponding expense will be recorded upon the attainment of the sales goals identified when the warrants were granted.

(15)	Subsequent Events

On February 4, 2011, the Company closed a Securities Purchase Agreement (the "Purchase Agreement") with three institutional investors for the sale of common stock and warrants for $750,000. The terms of the Purchase Agreement included the sale of 304,880 shares of common stock at $2.46 per share. The warrants are exercisable for a period of 5 years into 121,952 shares at $2.77 per share.  The Company entered into a registration rights agreement with the institutional investors, pursuant to which the Company will be required to file a registration statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission covering the resale of the common stock to be sold and the common stock underlying the warrants to be sold.  The Company paid $78,000 in expenses incurred in connection with the transaction and the filing of the Registration Statement. The Company will also be obligated to use its best efforts to file the Registration Statement within 30 days of the closing date of the transaction. In addition, the Company will be obligated to use its best efforts to cause the SEC to declare the Registration Statement effective within 90 days of the closing date of the transaction (or 120 days in the event that the Registration Statement is subject to review by the SEC), and the Company will be required to pay certain negotiated cash payments to the institutional investors in the event that the Registration Statement is not filed within 30 days of such closing date or is not declared effective within 90 days of such closing date (or 120 days in the event that the Registration Statement is subject to review by the SEC).

On February 22, 2011, warrants were exercised for 10,000 shares of the Company’s common stock at a price of $2.25.  On February 24, warrants were exercised for 1,000 shares of the Company’s common stock at a price of $2.25.  On March 3, 2011 the Company granted 30,000 options to two employees under the 2007 Stock Option plan.  The options bear a exercise price of $2.43, the closing price on the grant date, and are exercisable for five years, subject to vesting over three years.

On February 1, 2011, the Company paid a consultant fees due of $14,000 by issuing 5,204 shares of common stock at $2.69 per share, and on March 3, 2011 the Company paid the same consultant fees due of $11,000 by issuing 4,549 shares of common stock at $2.42 per share.  In connection with the consulting agreement, the Company agreed to grant 100,000 incentive stock options for a term of five years, vesting over three years in equal amounts.

From January 1, 2011 until March 8, 2011, holders of Series B preferred stock converted 3,900 shares into 28,626 shares of common stock.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective..

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm, pursuant to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only management’s report in this Annual Report on Form 10-K.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 9B.  Other Information

Submission of Matters to a Vote of Security Holders

The 2010 Annual Meeting of Stockholders of the Company was held on December 30, 2010.  At the meeting, the following individuals were elected as directors of the Company and received the number of votes set opposite their respective names:

Director	Votes For	Votes Against	Votes Withheld, Abstentions, Broker Non-Votes
Christopher J. Reed	4,537,485	-	1,121,328
Judy Holloway Reed	5,570,291	-	88,522
Mark Harris	4,491,595	-	1,164,918
Dr. D.S.J. Muffoletto, N.D.	4,492,642	-	1,166,171
Michael Fischman	4,461,135	-	1,195,378

In addition, at the meeting, our stockholders ratified the appointment by the board of directors of Weinberg & Company, P.A. as the Company’s independent registered public accounting firm for the 2010 fiscal year; with 8,209,127 votes for, 150,269 votes against, and 6,495 Abstention/non-broker votes.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

General

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their death, resignation or removal. Officers serve at the discretion of the board of directors. Our board members are encouraged to attend meetings of the board of directors and the annual meeting of stockholders. The board of directors held 13 meetings in 2010. The following table sets forth certain information with respect to our current directors and executive officers:

Name	Position	Age

Christopher J. Reed	President, Chief Executive Officer and Chairman of the Board	52
James Linesch	Chief Financial Officer	56
Thierry Foucaut	Chief Operating Officer	46
Judy Holloway Reed	Secretary and Director	51
Mark Harris	Director	55
Daniel S.J. Muffoletto	Director	56
Michael Fischman	Director	55

Business Experience of Directors and Executive Officers

Christopher J. Reed founded our company in 1987.  Mr. Reed has served as our Chairman, President and Chief Executive Officer since our incorporation in 1991. Mr. Reed also served as Chief Financial Officer during fiscal year 2007 until October 1, 2007 and again from April 17, 2008 to January 19, 2010. Mr. Reed has been responsible for our design and products, including the original product recipes, the proprietary brewing process and the packaging and marketing strategies.  Mr. Reed received a B.S. in Chemical Engineering in 1980 from Rennselaer Polytechnic Institute in Troy, New York.

James Linesch was appointed as Chief Financial Officer effective January 19, 2010. Mr. Linesch served as the chief financial officer of AdStar, Inc., a public company providing ad placement services and payment processing software for publishers, from February 2006 until January 2010.  He performed transaction intermediary services with MET Advisors, LLC from January 2005 until January 2006.  From June 2000 to October 2004, he served as chief financial officer of DynTek, Inc., an information technology (IT) services company.  From May 1996 until October 1999 he served as chief financial officer and president of CompuMed, Inc.  He also served as chief financial officer of Universal Self Care, Inc. from June 1991 until May 1996.  Mr. Linesch is a certified public accountant (CPA), having practiced with Price Waterhouse in Los Angeles.  He earned a BS degree in finance from California State University, Northridge, and an MBA from the University of Southern California.

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

Securities Authorized for Issuance under 2001 Stock Option Plan, 2007 Stock Option Plan, 2009 Consultant Stock Plan, 2010 Incentive Stock Plan and 2010-2 Incentive Stock Plan

For information regarding securities authorized for issuance under our 2001 Stock Option Plan, 2007 Stock Option Plan,2009 Consultant Stock Plan 2010 Incentive Stock Plan and 2010-2 Incentive Stock Plan see “Market for Common Equity and Related Stockholder Matters.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities.

To our knowledge, based solely upon a review of Form 3 and 4 and amendments thereto furnished to Reed’s under 17 CFR 240.16a-3(e) during our most recent fiscal year and Forms 5 and amendments thereto furnished to Reed’s with respect to our most recent fiscal year or written representations from the reporting persons, we believe that during the year ended December 31, 2010 our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

Item 11.  Executive Compensation

The following table summarizes all compensation for fiscal years 2010 and 2009 received by our principal executive officer, principal financial officer and chief operating officer, who are the only executive officers of the Company in fiscal year 2010, our “Named Executive Officers”.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards ($)(1)	Non- Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation		Total

Christopher J. Reed, Chief Executive Officer (Principal Executive Officer)	2010	$200,000	-	$ 10,300	-	-	-	$4,616	(2)	$214,916
	2009	$150,000	-	$ 7,920	-	-	-	$4,616	(2)	$162,536

James Linesch, Chief Financial Officer	2010	$161,942	-	$ 10,300	$ 13,000	-	-	-		$185,242
(Principal Financial Officer)	2009	$151,983	-	$ 7,920	$ 55,500	-	-	-		$215,403

Thierry Foucaut, Chief Operating Officer	2010	$165,625	$51,000	$ 35,300	-					$251,925
	2009	$130,000	$57,600	$ 7,920	-					$195,520

(1)
The amounts represent the fair value for all share-based payment awards, calculated on the date of grant in accordance with Financial Accounting Standards, excluding any impact of assumed forfeiture rates.

(2)	Represents value of automobile provided to Christopher J. Reed.

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

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2010.

		Number of		Equity Incentive
	Number of	Securities		Plan Awards:
	Securities	Underlying		Number of
	Underlying	Unexercised		Securities
	Unexercised	Options		Underlying	Option	Option
	Options (#)	(#)		Unexercised	Exercise	Expiration
Name and Position	Exercisable	Unexercisable		Unearned Options	Price	Date
Christopher J. Reed, Chief Executive Officer	-	-		-
James Linesch, Chief Financial Officer	25,000	50,000	(1)		$ 1.30	01/04/14
	-	20,000	(2)		$ 2.06	12/30/15
Thierry Foucaut, Chief Operating Officer	50,000	-			$ 7.55	06/03/12
	33,333	16,667	(3)		$ 1.34	12/07/13

Notes:
(1)	Vest as follows: 25,000 will vest on January 3, 2011 and January 3, 2012 .
(2)	Vest as follows: 6,666 options will vest on December 30, 2011, December 30, 2012 and December 30, 2013.
(3)	Vest as follows: 16,667 will vest on December 6, 2011.

Director Compensation

The following table summarizes the compensation paid to our directors for the fiscal year ended December 31, 2010:

	Fees
	Earned or				Non-Equity
	Paid in		Stock	Option	Incentive Plan	All Other
Name	Cash		Awards	Awards	Compensation	Compensation	Total
Judy Holloway Reed	$925						$925
Mark Harris	$0		$7,250				$7,250
Daniel S.J. Muffoletto	$11,893	(1)					$11,893
Michael Fischman	$675						$675

(1)	Since November 2007, Dr. Muffoletto receives $833 per month to serve as the Chairman of the Audit Committee.

Item 12.  Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table reflects, as of March 8, 2011, the beneficial common stock ownership of: (a) each of our directors, (b) each of our current named executive officers, (c) each person known by us to be a beneficial holder of 5% or more of our common stock, and (d) all of our executive officers and directors as a group.

Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.  Unless otherwise indicated, the principal address of each listed executive officer and director is 13000 South Spring Street, Los Angeles, California 90061.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)

Directors and Named Executive Officers
Christopher J. Reed (2)	3,158,238	29.2
Judy Holloway Reed (2)	3,158,238	29.2
Mark Harris (3)	4,031	*
Daniel S.J. Muffoletto, N.D.	0	*
Michael Fischman	0	*
James Linesch (4)	61,000	*
Thierry Foucaut (5)	93,333	*

Directors and executive officers as a group (7 persons)	3,316,602	30.3

5% or greater stockholders
Joseph Grace (5)	500,000	4.6
Pearl Elias (6)	833,391	7.7

*   Less than 1%.
(1)
Beneficial ownership is determined in accordance with the rules of the SEC.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 8, 2011 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants but are not deemed outstanding for computing the percentage ownership of any other stockholder.  Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name.  Percentage of ownership is based on approximately 10,800,350 shares of common stock outstanding as of March 8, 2011 .

(2)
Christopher J. Reed and Judy Holloway Reed are husband and wife.  The same number of shares of common stock is shown for each of them, as they may each be deemed to be the beneficial owner of all of such shares.

(3)	The address for Mr. Harris is 160 Barranca Road, Newbury Park, California 91320.
(4)
Consists of 11,000 shares of common stock and options to purchase 50,000 shares of common stock.  Does not include options to purchase 25,000 shares of common stock vesting in one year and 20,000 options that vest over three years.

(5)
Consists of 10,000 shares of common stock and options to purchase up to 83,333 shares of common stock. Does not include options to purchase up to 16,667 shares of common stock which vest over one year.

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

If a related person proposes to enter into such a transaction, arrangement or relationship, defined as a “related party transaction,” the related party must report the proposed related party transaction to our Chief Financial Officer.  The policy calls for the proposed related party transaction to be reviewed and, if deemed appropriate, approved by the Nominations and Governance Committee. Our Nominations and Governance Committee is comprised of Dr. Muffoletto and Mr. Fischman. The board of directors has determined that all of the members of the Nominations and Governance Committee are independent under the rules of the Nasdaq National Market.  If practicable, the reporting, review and approval will occur prior to entry into the transaction.  If advance review and approval is not practicable, the Nominations and Governance Committee will review, and, in its discretion, may ratify the related party transaction. Any related party transactions that are ongoing in nature will be reviewed annually at a minimum.  The related party transactions listed below were reviewed by the full board of directors.  Prior to August 2005, we did not have independent directors on our board to review and approve related party transactions. The Nominations and Governance Committee shall review future related party transactions.

During the years December 31, 2010 and 2009, we have participated in the following transactions in which a related person had or will have a direct or indirect material interest:

Judy Holloway Reed, our Secretary and director, is Christopher J. Reed’s spouse.

During the year ended December 31, 2008, the Company entered into an agreement for the distribution of its products internationally. The agreement is between the Company and a company controlled by two brothers of Christopher Reed, Chief Executive Officer of the Company. The agreement remains in effect until terminated by either party and requires the Company to pay 10% of the defined sales of the previous month. During the year ended December 31, 2010, the Company paid commissions on sales of $51,000, and during the year ended December 31, 2009, the Company paid commissions on sales of $10,000 and issued 52,420 shares of its common stock in satisfaction of $66,000 due under this agreement.  During the year ended December 31, 2008, 200,000 warrants were granted in connection with this distribution agreement. On April 23, 2009, the Company repriced the warrants to $1.35, the market value on that date.  The warrants are issuable only upon the attainment of certain international product sales. No warrants vested during the year ended December 31, 2010. The warrants will be valued and a corresponding expense will be recorded upon the attainment of the sales goals identified when the warrants were granted.

Item 14.  Principal Accounting Fees and Services

Weinberg & Company, P.A. (“Weinberg”) was our independent registered public accounting firm for the years ended December 31, 2010 and 2009.

The following table shows the fees paid or accrued by us for the audit and other services provided by Weinberg for the years ended December 31, 2010 and 2009.

	2010	2009

Audit Fees	$89,000	$120,000
Audit-Related Fees	0	0
Tax Fees	4,000	0
All Other Fees	0	0
Total	$93,000	$120,000

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

Audit Fees

Services provided to us by Weinberg with respect to such periods consisted of the audits of our financial statements and limited reviews of the financial statements included in Quarterly Reports on Form 10-Q. Weinberg also provided services with respect to the filing of our registration statements in 2010 and 2009.

Audit Related Fees

Weinberg did not provide any professional services to us with which would relate to “audit related fees.”

Tax Fees

Weinberg prepared our 2009 Federal and state income taxes.

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

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent registered public accounting firm to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting. Accordingly, 100% of audit services and non-audit services described in this Item 14 were pre-approved by the Audit Committee.

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

REED’S, INC.
a Delaware corporation

Date: March 22, 2011	By:	/s/ Christopher J. Reed
Christopher J. Reed
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. REED	Chief Executive Officer, President and Chairman of the Board of Directors	March 22, 2011
Christopher J. Reed	(Principal Executive Officer)

/s/ JAMES LINESCH	Chief Financial Officer	March 22, 2011
James Linesch	(Principal Financial Officer and Principal Accounting Officer)

/s/ JUDY HOLLOWAY REED	Director	March 22, 2011
Judy Holloway Reed

/s/ MARK HARRIS	Director	March 22, 2011
Mark Harris

/s/ DANIEL S.J. MUFFOLETTO	Director	March 22, 2011
Daniel S.J. Muffoletto

	Director	March 22, 2011
Michael Fischman

EXHIBIT INDEX

3.1	Certificate of Incorporation of Reed’s, Inc. as filed September 7, 2001 (Incorporated by reference to Exhibit 3.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
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

10.1	Brewing Agreement between Reed’s Inc. and The Lion Brewery, Inc. dated November 1, 2008 (Incorporated by reference to Exhibit 10.1 to Reed’s, Inc.’s Form 10Q/A filed December 18, 2009)
10.2*	Employment Agreement between Reed’s, Inc. and Neal Cohane dated August 1, 2007 (Incorporated by reference to Exhibit 10.8 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))
10.3*	Employment Agreement between Reed’s, Inc. and Thierry Foucaut dated May 5, 2007 (Incorporated by reference to Exhibit 10.9 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))
10.4*
Employment Agreement between Reed’s, Inc. and James Linesch dated December 29, 2008 (Incorporated by reference to Exhibit 10.10  to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))

10.5	Promissory Note in favor of Lehman Brothers Bank, FSB dated February 22, 2008 (Incorporated by reference to Exhibit 10.13 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))
10.6	Loan and Security Agreement between Reed’s Inc. and First Capital Western Region LLC dated May 30, 2008 ( Incorporated by reference to Exhibit 10.3 to Reed’s, Inc.’s Form 10Q/A December 7, 2009)
10.7
Amendment Number One to Loan and Security Agreement between Reed’s Inc. and First Capital Western Region LLC dated June 16, 2008 (Incorporated by reference to Exhibit 10.1 to Reed’s, Inc.’s Current Report on Form 8K dated July 23, 2008)

10.8
Amendment Number Two to Loan and Security Agreement between Reed’s Inc. and First Capital Western Region LLC dated June 16, 2008 (Incorporated by reference to Exhibit 10.17 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))

10.9
Amendment Number Three to Loan and Security Agreement between Reed’s Inc. and First Capital Western Region LLC dated September 24, 2008 (Incorporated by reference to Exhibit 10.18 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))

10.10	Waiver to Loan and Security Agreement dated January 5, 2009 (Incorporated by reference to Exhibit 10.19 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))
10.11*	2001 Stock Option Plan (Incorporated by reference to Exhibit 4.3 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451)
10.12*
Reed’s Inc. Master Brokerage Agreement between Reed’s, Inc. and Reed’s Brokerage, Inc. dated May 1, 2008 (Incorporated by reference to Exhibit 10.21 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))

10.13*	2007 Stock Option Plan (Incorporated by reference to Exhibit 10.22 to Reed's, Inc.'s Form 10K filed March 27, 2009)
10.14*	2009 Consultant Stock Plan (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form S-8 (File No. 333-157359))
10.15*	2010 Incentive Stock Plan (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form S-8 (File No. 333-165906))
10.16*	2010-2 Incentive Stock Plan (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form S-8 (File No. 333-166575))
10.17
Amendment Number Four to loan and Security Agreement between Reed’s Inc. and First Capital Western Region LLC dated March 27, 2009 (Incorporated by reference to Exhibit 10.24 to Reed's, Inc.'s Form 10K filed March 27, 2009)

10.18	Standard Offer, Agreement, and Escrow Instructions for Purchase of Real Estate dated April 23, 2009, as amended (Incorporated by reference to Exhibit 10.1 to Reed's, Inc.'s Form 10Q/A as filed August 18, 2009)
10.19	Standard Industrial Commercial Lease Agreement dated May 7, 2009, as amended (Incorporated by reference to Exhibit 10.2 to Reed's, Inc.'s Form 10Q/A as filed August 18, 2009)
10.20	Asset Purchase Agreement between Reed's, Inc. and Sonoma Cider Mill, Inc. dated October 19, 2009 (Incorporated by Reference to Exhibit 10.1 to Reed's, Inc.'s Form 10Q/A as filed December 7, 2009)
10.21	Loan and Security Agreement by and between GemCap Lending I, LLC and Reed’s Inc. dated November 18, 2009 (filed herewith)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-157359))
21	Subsidiaries of Reed’s, Inc., filed herewith.
23.1	Consent of Weinberg & Co., P.A., filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.
**
The certifications attached as Exhibits 32.1 and 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Reed’s, Inc. for purposes of Section 18 of the Securities Exchange Act