Form 10-Q
period 2011-03-31
REEDS INC
filed 2011-05-16
CIK 1140215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 10,819,225 shares of Common Stock outstanding as of May 05, 2011.

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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

REED’S, INC.
CONDENSED BALANCE SHEETS

	March 31, 2011	December 31, 2010
ASSETS	(unaudited)
Current assets:
Cash	$1,024,000	$1,084,000
Inventory	4,157,000	4,555,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $105,000 and $105,000, respectively	1,568,000	1,295,000
Prepaid inventory	146,000	138,000
Prepaid and other current assets	49,000	78,000
Total Current Assets	6,944,000	7,150,000

Property and equipment, net of accumulated depreciation of $1,300,000 and $1,178,000, respectively	3,695,000	3,650,000
Brand names	1,029,000	1,029,000
Deferred financing fees, net of amortization of $17,000 and $8,000, respectively	37,000	47,000
Total assets	$11,705,000	$11,876,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,078,000	$2,586,000
Accrued expenses	144,000	162,000
Dividends payable	53,000	44,000
Recycling fees payable	294,000	325,000
Line of credit	2,035,000	2,038,000
Current portion of long term financing obligation	59,000	55,000
Current portion of capital leases payable	41,000	39,000
Current portion of note payable	44,000	71,000
Total current liabilities	4,748,000	5,320,000

Long term financing obligation, less current portion, net of discount of $664,000 and $677,000, respectively	2,265,000	2,268,000
Capital leases payable, less current portion	135,000	146,000
Total Liabilities	7,148,000	7,734,000

Commitments and contingencies
Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 46,621 shares issued and outstanding	466,000	466,000
Series B Convertible Preferred stock, $10 par value, 500,000 shares authorized, 81,866 and 85,766 shares issued and outstanding, respectively	819,000	858,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 10,808,091 and 10,446,090 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	22,531,000	21,701,000
Accumulated deficit	(19,260,000)	(18,884,000)
Total stockholders’ equity	4,557,000	4,142,000
Total liabilities and stockholders’ equity	$11,705,000	$11,876,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three months ended March 31,
	2011	2010
Sales	$5,140,000	$4,012,000

Cost of tangible goods sold	3,321,000	2,388,000
Cost of goods sold – idle capacity	402,000	241,000

Gross profit	1,417,000	1,383,000

Operating expenses:
Delivery and handling expenses	388,000	317,000
Selling and marketing expense	580,000	524,000
General and administrative expense	655,000	652,000
Total operating expenses	1,623,000	1,493,000

Loss from operations	(206,000)	(110,000)

Interest expense	(159,000)	(149,000)

Net loss	(365,000)	(259,000)

Preferred stock dividend	(11,000)	(14,000)

Net loss attributable to common stockholders	$(376,000)	$(273,000)

Loss per share available to common stockholders - basic and diluted	$(0.04)	$(0.03)
Weighted average number of shares outstanding - basic and diluted	10,619,242	9,834,696

The accompanying notes are an integral part of these condensed financial statements

 REED’S, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three months ended March 31, 2011
(unaudited)

			Series A		Series B		Additional		Total
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2010	10,446,090	$1,000	46,621	$466,000	85,766	$858,000	$21,701,000	$(18,884,000)	$4,142,000
Fair Value of common stock issued for services	17,495	-	-	-	-	-	42,000	-	42,000
Common stock issued upon conversion of Series B preferred stock	27,300	-	-	-	(3,900)	(39,000)	39,000	-	-
Sale of common stock	304,880	-	-	-	-	-	672,000	-	672,000
Exercise of warrants	11,000	-	-	-	-	-	25,000	-	25,000
Fair value vesting of options issued to employees	-	-	-	-	-	-	50,000	-	50,000
Series B preferred stock dividend	-	-	-	-	-	-	-	(11,000)	(11,000)
Common stock paid for Series B preferred stock dividend	1,326	-	-	-	-	-	2,000	-	2,000
Net loss	-	-	-	-	-	-	-	(365,000)	(365,000)
Balance, March 31, 2011	10,808,091	$1,000	46,621	$466,000	81,866	$819,000	$22,531,000	$(19,260,000)	$4,557,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(365,000)	$(259,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	144,000	148,000
Fair value of stock options issued to employees	50,000	57,000
Fair value of common stock issued for services and bonus	42,000	127,000
Changes in assets and liabilities:
Accounts receivable	(273,000)	(331,000)
Inventory	398,000	(293,000)
Prepaid expenses and inventory and other current assets	21,000	(435,000)
Accounts payable	(508,000)	(8,000)
Accrued expenses	(18,000)	10,000
Recycling fees payable	(31,000)	11,000
Net cash used in operating activities	(540,000)	(973,000)
Cash flows from investing activities:
Purchase of property and equipment	(167,000)	(51,000)
Net cash used in investing activities	(167,000)	(51,000)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	672,000	-
Proceeds from issuance of common stock in shelf offering, net of offering costs	-	410,000
Proceeds from warrant exercises	25,000	-
Proceed from the issuance of preferred stock	-	117,000
Principal repayments on long term financing obligation	(11,000)	(9,000)
Principal repayments on capital lease obligation	(9,000)	(6,000)
Principal repayments on notes payable	(27,000)	(25,000)
Net repayments on lines of credit	(3,000)	(534,000)
Net cash provided by (used in) financing activities	647,000	(47,000)
Net decrease in cash	(60,000)	(1,071,000)
Cash at beginning of period	1,084,000	1,306,000
Cash at end of period	$1,024,000	$235,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$118,000	$138,000
Non cash investing and financing activities:
Series B Preferred stock converted to common stock	$39,000	$228,000
Series B Preferred stock dividend payable in common stock	$11,000	$14,000
Common stock issued in settlement of Series B preferred stock dividend	$2,000	$-

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three months Ended March 31, 2011 and 2010 (UNAUDITED)

1.  Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reeds, Inc. (the "Company"), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2011 and the results of operations and cash flows for the three months ended March 31, 2011 and 2010. The balance sheet as of December 31, 2010 is derived from the Company’s audited financial statements.

In presenting the Company’s consolidated statement of operations for the Three months ended March 31, 2010, the Company presented $317,000 of delivery and handling expenses as part of cost of goods sold. In presenting the Company’s consolidated statement of operations for the three months ended March 31, 2011, the Company has reclassified the delivery and handling expenses to operating expenses.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 22, 2011.

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

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011.

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

For the three months ended March 31, 2011 and 2010 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of the following as of:

	March 31,	March 31,
	2011	2010
Warrants	2,144,370	2,009,028
Series A Preferred Stock	186,484	186,484
Series B Preferred Stock	573,062	775,558
Options	930,000	690,000
Total	3,833,916	3,661,070

Recent Accounting Pronouncements

Recently issued accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") have either been implemented or are not significant to the Company.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the three months ended March 31, 2011.

During the three months ended March 31, 2011 and 2010, the Company had two customers, which accounted for approximately 30% and 14% of sales in 2011, and 32% and 15% of sales in 2010, respectively. No other customers accounted for more than 10% of sales in either year. As of March 31, 2011 the Company had accounts receivable due from a customer who comprised $506,000 (30%) of its total accounts receivable and as of December 31, 2010 the Company had accounts receivable due from three customers who comprised $199,000 (14%), $197,000 (14%), and $159,000 (11%), respectively, of its total accounts receivable

Fair Value of Financial Instruments

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

The Company had no such assets or liabilities recorded to be valued on the basis above at March 31, 2011 or December 31, 2010

2.  Inventory

Inventory consists of the following as of:

	March 31, 2011	December 31, 2010
Raw Materials and packaging	$1,972,000	$2,328,000
Finished Goods	2,185,000	2,227,000
	$4,157,000	$4,555,000

3.  Fixed Assets

Fixed assets are comprised of the following as of:

	March 31, 2011	December 31, 2010
Land	$1,108,000	$1,108,000
Building	1,666,000	1,551,000
Vehicles	320,000	320,000
Machinery and equipment	1,503,000	1,454,000
Office equipment	398,000	395,000
	4,995,000	4,828,000
Accumulated depreciation	(1,300,000)	(1,178,000)
	$3,695,000	$3,650,000

Machinery and equipment at March 31, 2011 and December 31, 2010 includes equipment held under capital leases of $226,000.  Accumulated depreciation on equipment held under capital leases was $64,000 and $53,000 at March 31, 2011 and December 31, 2010, respectively.

4.   Line of Credit

At March 31, 2011 and December 31, 2010, the aggregate amount outstanding under the line of credit was $2,035,000 and $2,038,000 respectively, and the Company had approximately $101,000 of availability on this line of credit at March 31, 2011. Interest accrues and is paid monthly on outstanding loans under the credit facility at a rate equal to 18% per annum.  The line of credit is for $3,000,000, based on 80% of eligible accounts receivable and 50% of eligible inventory, with a maximum inventory advance of $1,500,000.  The agreement terminates November 2011.  The loan is secured by all of the business assets of the Company and is personally guaranteed by the principal shareholder and Chief Executive Officer.

5.  Capital Lease Commitments

The Company leases equipment for its brewery operations with an aggregate value of $226,000 under six non-cancelable capital leases.  Most of the leases are personally guaranteed by the Company’s Chief Executive Officer.   The future minimum lease payments under the capital leases as of March 31, 2011 are as follows:

Periods Ending March 31,
2012	$67,000
2013	67,000
2014	67,000
2015	32,000
Total minimum obligations	233,000
Less: Amounts representing interest	(57,000)

Present value of minimum obligations	176,000
Less: Current portion	(41,000)

Non-current portion	$135,000

6.  Long-term Financing Obligation

In 2009 the Company sold two buildings and its brewery equipment and concurrently entered into a long-term lease agreement for the same property and equipment. In connection with the lease the Company has the option to repurchase the buildings and brewery equipment from 12 months after the commencement date to the end of the lease term at the greater of the fair market value or an agreed upon amount. Since the lease contains a buyback provision and other related terms, the Company determined it had continuing involvement that did not warrant the recognition of a sale; therefore, the transaction has been accounted for as a long-term financing.  The proceeds from the sale, net of transaction costs, have been recorded as a financing obligation in the amount of $3,056,000. Monthly payments under the financing agreement are recorded as interest expense and a reduction in the financing obligation at an implicit rate of 9.9%. The financing obligation is personally guaranteed up to a limit of $150,000 by the principal shareholder and Chief Executive Officer.

In connection with the financing obligation, the Company issued an aggregate of 400,000 warrants to purchase its common stock at $1.20 per share for five years. The 400,000 warrants were valued at $752,000 and reflected as a debt discount, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the 400,000 warrants: strike price of $2.10 to $2.25; term of 5 years; volatility of 91.36% to 110.9%; expected dividends 0%; and discount rate of 2.15% to 2.20%. The 400,000 warrants were recorded as valuation discount and are being amortized over 15 years, the term of the purchase option.  Amortization of valuation discount during the three months ended March 31, 2011 and 2010 was $13,000 and $12,000, respectively.

Long term financing obligation is comprised of the following as of:

	March 31, 2011	December 31, 2010
Financing obligation	$2,988,000	$3,000,000
Valuation discount	(664,000)	(677,000)
	2,324,000	2,323,000
Less current portion	(59,000)	(55,000)
Long term financing obligation	$2,265,000	$2,268,000

7.  Stockholders’ Equity

Preferred Stock

Dividends accrue quarterly on the Series B Convertible Preferred shares outstanding at the end of the quarter.  During three months ended March 31, 2011, the Company accrued dividends of $11,000.  Dividends have been paid in common stock at the time of conversion of the Series B Convertible Preferred Stock into common stock.  During the three months ended March 31, 2011, 3,900 shares of Series B Convertible Preferred Stock were converted into 27,300 shares of common stock, in accordance with the original certificate of designation, and $2,000 of accrued dividends were paid on conversion, through the issuance of 1,326 shares of common stock.

Common Stock

On February 3, 2011 the Company sold 304,880 shares of common stock at $2.46 per share for $750,000.  In connection with the sale, the Company granted to the investors warrants to purchase 121,952 shares of common stock for $2.77 for five years.  The Company paid an 8% placement agent fee of $60,000.  The Company received proceeds from the private placement, after deducting placement agent fees and offering expenses, of $672,000.  On March 25, 2011, the Registration Statement of the common stock to be sold and the common stock underlying the warrants with the Securities and Exchange Commission was declared effective, in accordance with the Registration Rights Agreement.

During the three months ended March 31, 2011, the Company issued 17,495 shares of common stock at prices ranging from $2.02 to $2.69 per share with a value of $42,000 for services rendered.

8.         Stock Based Compensation

Stock Options

During the three months ended March 31, 2011, the Company issued 130,000 options to employees at a weighted average exercise price of $2.29 per share, the market price on the grant dates.   Total stock-based compensation recognized on the Company’s statement of operations for the three months ended March 31, 2011 was $50,000 as compared to 2010 expense of $57,000.  As of March 31, 2011, the aggregate value of unvested options was $366,000, which will vest over an average period of three years.  There were no stock options exercised in the three months ended March 31, 2011.  Stock options granted under our equity incentive plans vest over 2 to 3 years from the date of grant, 1/2 and 1/3 per year, respectively; and generally expire 5 years from the date of grant.  We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model.  The aggregate fair value of the options granted during the three months ended March 31, 2011 was $172,900.  The following assumptions were utilized in valuing the options: strike price of $2.25 to $2.43; term of 3 years; volatility of 90.4% to 92.4%; expected dividends 0%; and a discount rate of 2.04% to 2.16%.  The weighted average grant date fair value of options granted during the three months ended March 31, 2011 was $1.33.

The following table summarizes stock option activity for the three months ended March 31, 2011:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	840,000	$1.74
Granted	130,000	2.29
Exercised	-	-
Forfeited or expired	(40,000)	2.02
Outstanding at March 31, 2011	930,000	$1.80	3.3	$637,000
Exercisable at March 31, 2011	486,666	$1.76	2.5	$499,000

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s common stock, which was $2.11 as of March 31, 2011.

The following table summarizes information about stock options at March 31, 2011:

	Options Outstanding at March 31, 2011			Options Exercisable at March 31, 2011
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $1.99	525,000	2.8	$0.92	406,666	$0.88
$2.00 - $4.99	355,000	4.3	$2.30	30,000	$4.00
$5.00 - $6.99	-	-	-	-	-
$7.00 - $8.50	50,000	1.2	$7.55	50,000	$7.55
	930,000			486,666

Stock Warrants

On February 3, 2011, the Company granted warrants in connection with a placement of 304,880 shares of its common stock to purchase 121,952 shares of common stock for $2.77 for a term of five years.  In connection with the same placement, the Company also granted warrants to purchase 24,390 shares of common stock to a dealer-manager at a price of $3.075 for five years.  In February 2011, 11,000 warrants were exercised at a price of $2.25 per share resulting in proceeds to the Company of $25,000.

The following table summarizes stock warrant activity for the three months ended March 31, 2011:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,009,028	$4.68
Granted	146,342	$2.82
Exercised	(11,000)	$2.25
Forfeited or expired	-	-
Outstanding at March 31, 2011	2,144,370	$4.57	2.5	$528,000
Exercisable at March 31, 2011	1,919,980	$4.93	2.5	$376,000

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s common stock, which was $2.11 as of March 31, 2011.

9. Subsequent Events

On April 8, 2011, the Company granted to a consultant warrants to purchase 250,000 shares of common stock at $3.00 per share for five years.  Such warrants are subject to vesting in equal monthly increments over two years. From April 6, 2011 to May 5, 2011, the Company issued 11,134 shares of its common stock as payment for $23,000 in services.  The shares were issued at prices of $1.99 and $2.15 per share.

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

Overview

Our first quarter results reflect an extension of our double-digit sales growth that has occurred on a consecutive quarter to quarter basis for the past six fiscal quarters.  Our overall base of business has increased and we are adding incrementally to that base.  Our gross margins in the first quarter were impacted by promotions and by higher costs of goods than in 2010.  We had the opportunity to participate in a national promotion with a large chain, and we also opened up several markets with new mainstream DSD distributors.  We also have been introducing our new ZERO product line with promotions.  We believe that these investments are paying off and will not be eroding ongoing margins.  Ingredients costs packaging costs have increased, however; based on certain cost decreases that we have negotiated on ingredients and packaging, as well as certain selected price increases, we believe that we will show margin improvement in future quarters.  We feel that market conditions are improving and will continue to do so throughout 2011.

Results of Operations

Three months ended March 31, 2011 Compared to Three months ended March 31, 2010

Sales

Sales of $5,140,000 for the three months ended March 31, 2011 represented an increase of 28% from $4,012,000 in the prior year same period.  The first quarter of both 2011 and 2010 did not comprise significant private label revenues, so the sales increases are primarily due to an increase in the volume of branded 12 ounce soft drinks sold.  The number of grocery chains carrying our branded and private label products is increasing and we are actively marketing to our existing customers with an improving effect on per store sales.

Cost of Tangible Goods Sold

Cost of tangible goods sold consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs.  Our cost of goods sold of $3,321,000 for the three months ended March 31, 2011 represents an increase in per unit costs, as compared to the 2010 same period.  We have experienced increases in certain key ingredient costs, as compared to the prior year.  In 2011, we are making progress in mitigating portions of these cost increases and we have also increased our prices in certain areas to offset cost increases.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity consists of direct production costs in excess of charges allocated to finished goods. Our charges for labor and overhead allocated to our finished goods are determined on a cost basis.  Plant costs include labor costs, production supplies, repairs and maintenance, and inventory write-off.  Plant costs in excess of production allocations are expensed in the period incurred.  The increase in idle capacity expenses to $402,000 in the three months ended March 31, 2011, from $241,000 in the prior year, is primarily due to increases in production labor, repairs and maintenance, and inventory adjustments.  The offset of costs allocated to tangible cost of goods sold increased to approximately $200,000 in the three months ended March 31, 2011, from approximately $150,000 in the prior year period.  The absorption of plant costs into production was approximately 34% of total plant costs in the quarter ended March 31, 2011, as compared to 39% in the prior year period.  This decrease in plant utilization was primarily due to activities surrounding our successful accreditation for our plant as being compliant with Safety Quality and Food (SQF) standards, which necessitated production down time and unallocated labor costs.

Gross Profit

Our gross profit of $1,417,000 in the three months ended March 31, 2011 represents an overall gross profit as a percentage of sales of 28%, as compared to 34% in the 2010 same period.  Approximately 3% of this gross profit margin decrease is due to an increase in promotional programs for certain retail customers and products, which is a deduction from sales.  We had the opportunity to participate in a national promotion with a large chain, and we also opened up several markets with new mainstream DSD distributors.  We also have been introducing our new ZERO line with promotions. The remainder of the decrease in gross margin percentage is due to cost increases in our ingredients and packaging and as described above and to the increase in cost of goods sold – idle capacity as described above..

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production.  Delivery costs increased by 22% in the three months ended March 31, 2011 to $388,000 from $317,000 in 2010.  The increase is generally consistent with our increase in sales volume.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased overall to $580,000 in the three months ended March 31, 2011 from $524,000 in 2010.  The $56,000 increase is primarily due to increased compensation and travel costs of $77,000, offset by a decrease in advertising promotion and trade shows of $10,000 and a decrease in facilities related costs of $11,000.

We have recently increased our sales staff by several members in 2011, as compared to last year; with our overall sales costs as a percentage of revenues falling as we gain economies of scale.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses overall remained approximately the same at $655,000 during the three months ended March 31, 2011 from $652,000 in the same period of 2010.  Compensation costs decreased by $16,000, Professional and consulting costs increased by $10,000, facilities related costs increased by $23,000 and depreciation and amortization decreased by $14,000.

We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Loss from Operations

Our loss from operations increased to $206,000 in the three months ended March 31, 2011 from $110,000 in the same period of 2010.

Interest Expense

Interest expense increased to $159,000 in the three months ended March 31, 2011, compared to interest expense of $149,000 in the same period of 2010.  The increase is due to increased borrowing under a line of credit agreement with GemCap Lending I, LLC, secured primarily by our inventory and accounts receivable.

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

MODIFIED EBITDA SCHEDULE

	Three Months Ended March 31,
	2011	2010
Net loss	$(365,000)	$(259,000)

Modified EBITDA adjustments:
Depreciation and amortization	144,000	148,000
Interest expense	159,000	149,000
Stock option compensation	50,000	57,000
Other stock compensation for services	42,000	76,000
Total EBITDA adjustments	395,000	430,000

Modified EBITDA income from operations	$30,000	$171,000

Liquidity and Capital Resources

As of March 31, 2011, we had stockholders equity of $4,557,000 and we had working capital of $2,196,000, compared to stockholders equity of $4,142,000 and working capital of $1,830,000 at December 31, 2010. Cash and cash equivalents were $1,024,000 as of March 31, 2011, as compared to $1,084,000 at December 31, 2010. The increase in our working capital of $366,000 was primarily a result of our sale of our equity securities, offset by losses from operations, before depreciation and other non-cash expenses.

Our decrease in cash and cash equivalents to $1,024,000 at March 31, 2011 compared to $1,084,000 at December 31, 2010 was primarily a result of cash used in operating activities, primarily for increases in accounts receivable and inventory prepayments that are related to our overall increases in ongoing revenues.  Such cash used in operations was offset primarily by sales of equity securities. In addition to our cash position on March 31, 2011, we had availability under our line of credit of approximately $101,000.

On February 4, 2011, we sold 304,880 shares of our common stock and 121,952 warrants for $750,000.  We paid $78,000 in expenses in connection with the transaction.  The net proceeds are being used for working capital.  We also gained $25,000 through the exercise of warrants.

During the three months ended March 31, 2011, we invested $167,000 in plant improvements.  We are upgrading the facilities as well as adding new equipment to our production line that will increase our flexibility in product offerings and increase our plant performance.

Our senior revolver facility is for $3,000,000, based on 80% of eligible accounts receivable and 50% of eligible inventory, with a maximum inventory advance of $1,500,000.  The line of credit bears interest of 18% per annum.  At March 31, 2011, the outstanding line of credit was $2,035,000, with $101,000 available based on the collateral formula.

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

Cost of Tangible Goods Sold - Cost of tangible goods sold consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs. Raw materials account for the largest portion of the cost of sales. Raw materials include cans, bottles, other containers, ingredients and packaging materials.

Cost of goods sold – Idle Capacity - Cost of goods sold – idle capacity consists of direct production costs in excess of charges allocated to finished goods. Our charges for labor and overhead allocated to our finished goods are determined on a cost basis.  Plant costs include labor costs, production supplies, repairs and maintenance, and inventory write-off.  Plant costs in excess of production allocations are expensed in the period incurred.

Delivery and Handling Expenses - Delivery and handling costs that are incurred to move finished goods from our sales distribution centers to customer locations are included in delivery costs in our statements of income, as well as warehousing expenses after manufacture. Our customers do not pay us separately for shipping and handling costs related to finished goods.

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

In accordance with FASB guidance, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the three months ended March 31, 2011.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the three months ended March 31, 2011.

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

Stock-Based Compensation. We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on FASB ASC Topic 718 “Compensation – Stock Compensation”, whereas the award is measured at its fair value at the date of grant and is amortized ratably over the vesting period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with FASB ASC Topic 505 “Equity” whereby the fair value of the stock compensation is based on the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instrument is complete.

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

We believe there have been no significant changes, during the three month period ended March 31, 2011, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

Recently issued accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") have either been implemented or are not significant to the Company..

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 3, 2011 the Company sold 304,880 shares of common stock at $2.46 per share for $750,000 in a private placement of securities.  In connection with the sale, the Company granted to the investors warrants to purchase 121,952 shares of common stock for $2.77 for five years, and the Company granted to the placement agent, Source Capital Group, Inc., warrants to purchase 24,390 shares of common stock for $3.075 for five years. This private sale of securities was only to accredited investors and is exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended.

During the three months ended March 31, 2011, the Company issued 11,668 shares of common stock for services at prices of $2.02 to $2.69 per share with a value of $28,000.  Such issuances are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with the Company and the fact that no public offering was involved.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  [REMOVED AND RESERVED]

Item 5.  Other Information

None

Item 6. Exhibits

Exhibit No.	Description
4.1
Securities Purchase Agreement dated January 28, 2011 by and between Reed’s Inc. and each of Cranshire Capital, L.P., Freestone Advantage Partners, LP and Hudson Bay Master Fund Ltd. (incorporated  by reference to Exhibit 10.1 to Current Report on Form 8K of Reed’s Inc., filed January 28, 2011)

4.2
Form of Warrant dated February 3, 2011 issued by Reed’s Inc. to each of Cranshire Capital, L.P., Freestone Advantage Partners, LP and Hudson Bay Master Fund Ltd. (incorporated  by reference to Exhibit 10.1 to Current Report on Form 8K of Reed’s Inc., filed January 28, 2011)

4.3
Form of Registration Rights Agreement dated  February  3, 2011 between Reed’s Inc. and each of Cranshire Capital, L.P., Freestone Advantage Partners, LP and Hudson Bay Master Fund Ltd. (incorporated  by reference to Exhibit 10.1 to Current Report on Form 8K of Reed’s Inc., filed January 28, 2011)

4.4	Form of Placement Agent Warrant dated February 3, 2011 issued by Reed’s Inc. to Source Capital Group, Inc.’s assigns, filed herewith.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
____________
*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reed’s, Inc. (Registrant)
Date: May 11, 2011	/s/ Christopher J. Reed
Christopher J. Reed
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2011	/s/ James Linesch
James Linesch
Chief Financial Officer (Principal Financial Officer)