Form 10-Q
period 2011-06-30
REEDS INC
filed 2011-08-11
CIK 1140215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 10,831,107 shares of Common Stock outstanding as of August 2, 2011.

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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

REED’S, INC.
CONDENSED BALANCE SHEETS

	June 30, 2011	December 31, 2010
ASSETS	(unaudited)
Current assets:
Cash	$1,114,000	$1,084,000
Inventory	4,578,000	4,555,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $105,000 and $105,000, respectively	2,006,000	1,295,000
Prepaid inventory	384,000	138,000
Prepaid and other current assets	146,000	78,000
Total Current Assets	8,228,000	7,150,000

Property and equipment, net of accumulated depreciation of $1,444,000 and $1,178,000, respectively	3,613,000	3,650,000
Brand names	1,029,000	1,029,000
Deferred financing fees, net of amortization of $25,000 and $8,000, respectively	29,000	47,000
Total assets	$12,899,000	$11,876,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,891,000	$2,586,000
Accrued expenses	179,000	162,000
Dividends payable	87,000	44,000
Recycling fees payable	263,000	325,000
Line of credit	2,387,000	2,038,000
Current portion of long term financing obligation	63,000	55,000
Current portion of capital leases payable	43,000	39,000
Current portion of note payable	18,000	71,000
Total current liabilities	5,931,000	5,320,000

Long term financing obligation, less current portion, net of discount of $651,000 and $677,000, respectively	2,261,000	2,268,000
Capital leases payable, less current portion	124,000	146,000
Total Liabilities	8,316,000	7,734,000

Commitments and contingencies
Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 46,621 shares issued and outstanding	466,000	466,000
Series B Convertible Preferred stock, $10 par value, 500,000 shares authorized, 81,866 and 85,766 shares issued and outstanding, respectively	819,000	858,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 10,824,708 and 10,446,090 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	22,645,000	21,701,000
Accumulated deficit	(19,348,000)	(18,884,000)
Total stockholders’ equity	4,583,000	4,142,000
Total liabilities and stockholders’ equity	$12,899,000	$11,876,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.
CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Sales	$6,191,000	$4,905,000	$11,331,000	$8,917,000
Cost of tangible goods sold	3,762,000	3,062,000	7,083,000	5,450,000
Cost of goods sold – idle capacity	493,000	314,000	895,000	555,000

Gross profit	1,936,000	1,529,000	3,353,000	2,912,000

Operating expenses:
Delivery and handling expenses	544,000	360,000	932,000	677,000
Selling and marketing expense	601,000	538,000	1,181,000	1,062,000
General and administrative expense	676,000	672,000	1,331,000	1,324,000
Total operating expenses	1,821,000	1,570,000	3,444,000	3,063,000

Income (loss) from operations	115,000	(41,000)	(91,000)	(151,000)

Interest expense	(170,000)	(123,000)	(329,000)	(272,000)

Net loss	(55,000)	(164,000)	(420,000)	(423,000)

Preferred stock dividends	(33,000)	(36,000)	(44,000)	(50,000)

Net loss attributable to common stockholders	$(88,000)	$(200,000)	$(464,000)	$(473,000)

Loss per share available to common stockholders, basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.05)
Weighted average number of shares outstanding - basic and diluted	10,818,170	10,215,185	10,719,256	10,025,991

The accompanying notes are an integral part of these condensed financial statements

 REED’S, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six months ended June 30, 2011
(unaudited)

			Series A		Series B		Additional		Total
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2010	10,446,090	$1,000	46,621	$466,000	85,766	$858,000	$21,701,000	$(18,884,000)	$4,142,000
Fair Value of common stock issued for services	34,112	-	-	-	-	-	77,000	-	77,000
Common stock issued upon conversion of Series B preferred stock	27,300	-	-	-	(3,900)	(39,000)	39,000	-	-
Sale of common stock	304,880	-	-	-	-	-	672,000	-	672,000
Exercise of warrants	11,000	-	-	-	-	-	25,000	-	25,000
Fair value vesting of options issued to employees	-	-	-	-	-	-	103,000	-	103,000
Fair value warrants issued for services	-	-	-	-	-	-	26,000	-	26,000
Series A preferred stock dividend	-	-	-	-	-	-	-	(23,000)	(23,000)
Series B preferred stock dividend	-	-	-	-	-	-	-	(21,000)	(21,000)
Common stock paid for Series B preferred stock dividend	1,326	-	-	-	-	-	2,000	-	2,000
Net loss	-	-	-	-	-	-	-	(420,000)	(420,000)
Balance, June 30, 2011	10,824,708	$1,000	46,621	$466,000	81,866	$819,000	$22,645,000	$(19,348,000)	$4,583,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(420,000)	$(423,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	308,000	305,000
Fair value of stock options issued to employees	103,000	104,000
Fair value of warrants issued for services	26,000	-
Fair value of common stock issued for services and bonus	77,000	175,000
Increase in allowance for doubtful accounts	-	15,000
Changes in assets and liabilities:
Accounts receivable	(711,000)	(525,000)
Inventory	(23,000)	(725,000)
Prepaid expenses and inventory and other current assets	(314,000)	(246,000)
Accounts payable	305,000	552,000
Accrued expenses	19,000	10,000
Recycling fees payable	(62,000)	(63,000)
Net cash used in operating activities	(692,000)	(821,000)
Cash flows from investing activities:
Purchase of property and equipment	(229,000)	(172,000)
Net cash used in investing activities	(229,000)	(172,000)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	672,000	-
Proceeds from issuance of common stock in shelf offering, net of offering costs	-	410,000
Proceeds from stock option and warrant exercises	25,000	6,000
Proceeds from the issuance of preferred stock	-	117,000
Principal repayments on long term financing obligation	(24,000)	(19,000)
Principal repayments on capital lease obligation	(18,000)	(14,000)
Principal repayments on notes payable	(53,000)	(51,000)
Net borrowing on line of credit	349,000	380,000
Net cash provided by financing activities	951,000	829,000
Net increase (decrease) in cash	30,000	(164,000)
Cash at beginning of period	1,084,000	1,306,000
Cash at end of period	$1,114,000	$1,142,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$283,000	$256,000
Non cash investing and financing activities:
Series B Preferred stock converted to common stock	$39,000	$381,000
Dividends payable in common stock	$44,000	$50,000
Common stock issued in settlement of Series B preferred stock dividend	$2,000	$2,000
Property and equipment acquired through capital leases	-	$64,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and six months Ended June 30, 2011 and 2010 (UNAUDITED)

1.   Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reeds, Inc. (the "Company"), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2011 and the results of operations and cash flows for the three and six months ended June 30, 2011 and 2010. The balance sheet as of December 31, 2010 is derived from the Company’s audited financial statements.

In presenting the Company’s consolidated statement of operations for the three and six months ended June 30, 2010, the Company previously presented $314,000 and $555,000, respectively, of delivery and handling expenses as part of cost of goods sold. In presenting the Company’s consolidated statement of operations for the three and six months ended June 30, 2011, the Company has reclassified the delivery and handling expenses to operating expenses.

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

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011.

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

For the three and six months ended June 30, 2011 and 2010 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of the following as of:

	June 30,	June 30,
	2011	2010
Warrants	2,394,370	2,009,028
Series A Preferred Stock	186,484	186,484
Series B Preferred Stock	573,062	668,353
Options	930,000	651,666
Total	4,083,916	3,515,531

Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no affect on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the three and six months ended June 30, 2011.

During the three months ended June 30, 2011 and 2010, the Company had two customers, which accounted for approximately 30% and 10% of sales in 2011, and 32% and 10% of sales in 2010, respectively. During the six months ended June 30, 2011 and 2010, the Company had two customers, which accounted for approximately 30% and 12% of sales in 2011, and 32% and 12% of sales in 2010, respectively. No other customers accounted for more than 10% of sales in either year. As of June 30, 2011, the Company had accounts receivable due from a customer who comprised $549,000 (26%) of its total accounts receivable and as of December 31, 2010, the Company had accounts receivable due from three customers who comprised $199,000 (14%), $197,000 (14%), and $159,000 (11%), respectively, of its total accounts receivable.

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

The Company had no such assets or liabilities recorded to be valued on the basis above at June 30, 2011 or December 31, 2010

2.      Inventory

Inventory consists of the following as of:

	June 30, 2011	December 31, 2010
Raw Materials and packaging	$2,729,000	$2,328,000
Finished Goods	1,849,000	2,227,000
	$4,578,000	$4,555,000

3.          Fixed Assets

Fixed assets are comprised of the following as of:

	June 30, 2011	December 31, 2010
Land	$1,108,000	$1,108,000
Building	1,694,000	1,551,000
Vehicles	320,000	320,000
Machinery and equipment	1,535,000	1,454,000
Office equipment	400,000	395,000
	5,057,000	4,828,000
Accumulated depreciation	(1,444,000)	(1,178,000)
	$3,613,000	$3,650,000

Machinery and equipment at June 30, 2011 and December 31, 2010 includes equipment held under capital leases of $226,000.  Accumulated depreciation on equipment held under capital leases was $76,000 and $53,000 at June 30, 2011 and December 31, 2010, respectively.

4.         Line of Credit

At June 30, 2011 and December 31, 2010, the aggregate amount outstanding under the line of credit agreement was $2,387,000 and $2,038,000 respectively, and the Company had approximately $180,000 of availability on this line of credit at June 30, 2011. Interest accrues and is paid monthly on outstanding loans under the credit facility at a rate equal to 18% per annum.  The line of credit is for $3,000,000, based on 80% of eligible accounts receivable and 50% of eligible inventory, with a maximum inventory advance of $1,500,000.  The agreement renews in November 2011.  The loan is secured by all of the business assets of the Company and is personally guaranteed by the principal shareholder and Chief Executive Officer.

5.  Capital Lease Commitments

The Company leases equipment for its brewery operations with an aggregate value of $226,000 under six non-cancelable capital leases.  Most of the leases are personally guaranteed by the Company’s Chief Executive Officer.   The future minimum lease payments under the capital leases as of June 30, 2011 are as follows:

Periods Ending June 30,
2012	$67,000
2013	67,000
2014	67,000
2015	16,000
Total minimum obligations	217,000
Less: Amounts representing interest	(50,000)
Present value of minimum obligations	167,000
Less: Current portion	(43,000)
Non-current portion	$124,000

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

In connection with the financing obligation, the Company issued an aggregate of 400,000 warrants to purchase its common stock at $1.20 per share for five years. The 400,000 warrants were valued at $752,000 and reflected as a debt discount, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the 400,000 warrants: strike price of $2.10 to $2.25; term of 5 years; volatility of 91.36% to 110.9%; expected dividends 0%; and discount rate of 2.15% to 2.20%. The 400,000 warrants were recorded as valuation discount and are being amortized over 15 years, the term of the purchase option.  Amortization of valuation discount during the three months ended June 30, 2011 and 2010 was $13,000 in both years, and amortization of valuation discount during the six months ended June 30, 2011 and 2010 was $25,000 in both years

Long term financing obligation is comprised of the following as of:

	June 30, 2011	December 31, 2010
Financing obligation	$2,975,000	$3,000,000
Valuation discount	(651,000)	(677,000)
	2,324,000	2,323,000
Less current portion	(63,000)	(55,000)
Long term financing obligation	$2,261,000	$2,268,000

7. Stockholders’ Equity

Preferred Stock

Dividends accrue quarterly on the Series B Convertible Preferred Stock outstanding at the end of the quarter.  During the six months ended June 30, 2011, the Company accrued dividends of $21,000.  Dividends have been paid in common stock at the time of conversion of the Series B Convertible Preferred Stock into common stock.  During the six months ended June 30, 2011, 3,900 shares of Series B Convertible Preferred Stock were converted into 27,300 shares of common stock, in accordance with the original certificate of designation, and $2,000 of accrued dividends were paid on conversion, through the issuance of 1,326 shares of common stock. At June 30, 2011, the Company accrued a dividend for the Series A Convertible Preferred Stock of $23,000, or $0.50 per share, which shall be paid by the issuance of 11,451 shares of the Company’s common stock.

Common Stock

On February 3, 2011 the Company sold 304,880 shares of common stock at $2.46 per share for $750,000.  In connection with the sale, the Company granted to the investors warrants to purchase 121,952 shares of common stock for $2.77 for five years.  The Company paid an 8% placement agent fee of $60,000.  The Company received proceeds from the private placement, after deducting placement agent fees and offering expenses, of $672,000.  On March 25, 2011, a registration statement  registering  the common stock sold and the common stock underlying the accompanying warrants was declared effective by the Securities and Exchange Commission, in accordance with the registration rights agreement  entered into between the Company and the investors.

 During the six months ended June 30, 2011, the Company issued 34,112 shares of common stock at prices ranging from $1.99 to $2.69 per share with a value of $77,000 for services rendered.

8.         Stock Based Compensation

Stock Options

During the six months ended June 30, 2011, the Company issued 130,000 options to employees at a weighted average exercise price of $2.29 per share, the market price on the grant dates.   Total stock-based compensation recognized on the Company’s statement of operations for the three and six months ended June 30, 2011 was $53,000 and $103,000, respectively, as compared to 2010 expense of $47,000 and $104,000, respectively.  As of June 30, 2011, the aggregate value of unvested options was $313,000, which will vest over an average period of three years.  There were no stock options exercised in the six months ended June 30, 2011.  Stock options granted under our equity incentive plans vest over 2 to 3 years from the date of grant, 1/2 and 1/3 per year, respectively; and generally expire 5 years from the date of grant.  We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model.  The aggregate fair value of the options granted during the six months ended June 30, 2011 was $172,900.  The following assumptions were utilized in valuing the options: strike price of $2.25 to $2.43; term of 3 years; volatility of 90.4% to 92.4%; expected dividends 0%; and a discount rate of 2.04% to 2.16%.  The weighted average grant date fair value of options granted during the six months ended June 30, 2011 was $1.33.

The following table summarizes stock option activity for the six months ended June 30, 2011:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	840,000	$1.74
Granted	130,000	2.29
Exercised	-	-
Forfeited or expired	(40,000)	2.02
Outstanding at June 30, 2011	930,000	$1.80	3.1	$595,000
Exercisable at June 30, 2011	516,666	$1.71	2.5	$510,000

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s common stock, which was $2.05 as of June 30, 2011.

The following table summarizes information about stock options at June 30, 2011:

	Options Outstanding at June 30, 2011			Options Exercisable at June 30, 2011
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $1.99	525,000	2.6	$0.92	433,333	$0.87
$2.00 - $4.99	355,000	4.1	$2.30	33,333	$3.82
$5.00 - $6.99	-	-	-	-	-
$7.00 - $8.50	50,000	0.9	$7.55	50,000	$7.55
	930,000			516,666

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

On April 8, 2011, the Company granted to a consultant 250,000 warrants to purchase common stock at a price of $3.00 for five years.  The warrants vest monthly over 24 months.  During the six months ended June 30, 2011, 31,251 of such warrants vested, resulting in expense of $26,000.

The following table summarizes stock warrant activity for the six months ended June 30, 2011:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,009,028	$4.68
Granted	396,342	$2.93
Exercised	(11,000)	$2.25
Forfeited or expired	-	-
Outstanding at June 30, 2011	2,394,370	$4.41	2.3	$490,000
Exercisable at June 30, 2011	1,951,230	$4.87	2.0	$350,000

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s common stock, which was $2.05 as of June 30, 2011.

9. Subsequent Events

On July 18, 2011 the Company issued 5,663 shares of its common stock as payment for services valued at $11,500.  The shares were issued at a price of $2.03 per share.  On July 14, 2011, 98 shares of Series B Preferred Stock were exchanged for 736 shares of common stock.  In July 2011, the Company entered into lease agreements for various equipment at a value of $67,000 with monthly payments of $1,680 through June 2016.

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

Overview

The results for the three and six months ended June 30, 2011 reflect significant sales increases resulting from both price increases as well as volume increases in all major items sold.  Cost increases on ingredients and packaging have generally leveled out from the rapid advances experienced in late 2010.  The net result is that our margins are holding relatively steady in 2011 overall, from those in the prior year period.  Sales of our new Virgil’s ZERO line are gaining traction, as a result of promotional activities earlier in the year, with sales increases of approximately 45% during the six months ended June 30, 2011 over the prior period.  As we proceed through the second half of 2011, we believe that we will continue to experience double digit growth in the sales of our branded business, as well as significant increases to our private label business which occurs largely in the fourth quarter.  Our Los Angeles plant utilization and efficiency are starting to show improvements that will result in future cost savings and we are pressing hard to reduce other key components of our costs of goods sold.  Despite our sales increases, we have not added to our administration and operations staffing and we believe that we will not need to add significant additional staffing in the foreseeable future.

Results of Operations

Three months ended June 30, 2011 Compared to Three months ended June 30, 2010

Sales

Sales of $6,191,000 for the three months ended June 30, 2011 represented an increase of 26% from $4,905,000 in the prior year same period.  Private label sales were $569,000 during the three months, an increase of $397,000 from the same period in 2010.  Branded sales increased by 19% in the quarter, reflecting strong increases in all of our primary products. The number of grocery chains carrying our branded products is increasing and we are actively marketing to our existing customers with an improving effect on per store sales.

Cost of Tangible Goods Sold

Cost of tangible goods sold consists of the costs of raw materials and packaging utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs.  The total cost of $3,762,000 for the three months ended June 30, 2011 decreased, as a percentage of sales, to 61% as compared to 62% of sales in the prior year.  We have experienced increases in certain key ingredient costs, however; we have also made selective price increases to offset costs of ingredients and packaging.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity consists of direct production costs in excess of charges allocated to finished goods. Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis.  Plant costs include labor costs, production supplies, repairs and maintenance, and inventory write-off.  Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods.  The increase in idle capacity expenses to $493,000 in the three months ended June 30, 2011, from $314,000 in the prior year, is primarily due to increases in payroll, workers compensation insurance and depreciation expense.  The cost trends for our plant are favorable, with decreases each month in overtime, with improved efficiencies in staffing and shift management.

Gross Profit

Our gross profit of $1,936,000 in the three months ended June 30, 2011 represents an overall gross profit as a percentage of sales of 31%, as compared to 31% in the 2010 same period. Our gross margins on 12 ounce bottled beverages sold increased by approximately 3% in the three months ended June 30, 2011, as compared to the prior year.  This improvement was offset by increases in the cost of goods sold – idle capacity as described above.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production.  Delivery costs increased to $544,000 in the three months ended June 30, 2011 from $360,000 in 2010.  The increase is due to higher sales, increased freight costs and increased inventory costs.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased overall to $601,000 in the three months ended June 30, 2011 from $538,000 in 2010.  The $63,000 increase is primarily due to increased compensation and travel costs of $63,000.

We have recently increased our sales staff by several members in 2011, as compared to last year; with our overall sales costs as a percentage of revenues falling as we gain economies of scale.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses during the three months ended June 30, 2011 were $676,000, approximately the same as the same period of 2010.  Compensation costs increased by $39,000, offset by decreases in facilities costs and professional consulting costs.

We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Loss from Operations

We generated income from operations of $115,000 in the three months ended June 30, 2011, as compared to a loss of $41,000 in the same period of 2010.  The improvement of $156,000 is primarily due to increased sales and margin contribution.

Interest Expense

Interest expense increased to $170,000 in the three months ended June 30, 2011, compared to interest expense of $123,000 in the same period of 2010.  The increase is due to increased borrowing under a line of credit agreement with GemCap Lending I, LLC, secured primarily by our inventory and accounts receivable.

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

MODIFIED EBITDA SCHEDULE
	Three months ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Net loss	$(55,000)	$(164,000)

Modified EBITDA adjustments:
Depreciation and amortization	165,000	156,000
Interest expense	170,000	123,000
Stock option and warrant compensation	80,000	47,000
Other stock compensation for services	35,000	48,000
Total EBITDA adjustments	450,000	374,000

Modified EBITDA (unaudited)	$395,000	$210,000

Six months ended June 30, 2011 Compared to Six months ended June 30, 2010

Sales

Sales of $11,331,000 for the six months ended June 30, 2011 represented an increase of 27% from $8,917,000 in the prior year same period.  Private label sales were $858,000 during the six months, an increase of $550,000 from the same period in 2010.  Branded sales increased by 24% in the six months ended June 30, 2011, from the prior year period, reflecting strong increases in all of our primary products. The number of grocery chains carrying our branded products is increasing and we are actively marketing to our existing customers with an improving effect on per store sales.

Cost of Tangible Goods Sold

Cost of tangible goods sold consists of the costs of raw materials and packaging utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs.  The total cost of $7,083,000 for the six months ended June 30, 2011 increased, as a percentage of sales, to 63% as compared to 61% of sales in the prior year.  We have experienced increases in certain key ingredient costs, however; we have also made selective price increases to offset costs of ingredients and packaging.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity consists of direct production costs in excess of charges allocated to finished goods. Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis.  Plant costs include labor costs, production supplies, repairs and maintenance, and inventory write-off.  Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods.  The increase in idle capacity expenses to $895,000 in the six months ended June 30, 2011, from $555,000 in the prior year, is primarily due to increases in payroll, workers compensation insurance and depreciation expense.  The cost trends for our plant are favorable, with decreases each month in overtime, with improved efficiencies in staffing and shift management.

Gross Profit

Our gross profit of $3,353,000 in the six months ended June 30, 2011 represents an overall gross profit as a percentage of sales of 30%, as compared to 33% in the 2010 same period.  Approximately 2% of this gross profit margin decrease is due to an increase in promotional programs during the quarter ended March 31, 2011 for certain retail customers and products, which is a deduction from sales.  We had the opportunity to participate in a national promotion with a large chain, and we also opened up several markets with new mainstream DSD distributors.  Our gross margins on 12 ounce bottled beverages increased by approximately 1% in the six months ended June 30, 2011, as compared to the prior year.  This improvement was offset by increases in the cost of goods sold – idle capacity as described above.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production.  Delivery costs increased to $932,000 in the six months ended June 30, 2011 from $677,000 in 2010.  The increase is due to higher sales, increased freight costs and increased inventory costs.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased overall to $1,181,000 in the six months ended June 30, 2011 from $1,062,000 in 2010.  The $119,000 increase is primarily due to increased compensation and travel costs of $140,000, offset partially by decreases in facilities related costs.

We have recently increased our sales staff by several members in 2011, as compared to last year; with our overall sales costs as a percentage of revenues falling as we gain economies of scale.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses during the six months ended June 30, 2011 were $1,331,000, approximately the same as the same period of 2010.  Compensation costs increased by $31,000, offset by decreases in facilities costs and professional consulting costs.

We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Loss from Operations

Loss from operations of $91,000 in the six months ended June 30, 2011, as compared to a loss of $151,000 in the same period of 2010.  The improvement of $60,000 is primarily due to increased sales and margin contribution.

Interest Expense

Interest expense increased to $329,000 in the six months ended June 30, 2011, compared to interest expense of $272,000 in the same period of 2010.  The increase is due to increased borrowing under a line of credit agreement with GemCap Lending I, LLC, secured primarily by our inventory and accounts receivable.

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

MODIFIED EBITDA SCHEDULE
	Six months ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Net loss	$(420,000)	$(423,000)

Modified EBITDA adjustments:
Depreciation and amortization	308,000	305,000
Interest expense	329,000	272,000
Stock option and warrant compensation	129,000	104,000
Other stock compensation for services	77,000	84,000
Total EBITDA adjustments	843,000	765,000

Modified EBITDA (unaudited)	$423,000	$342,000

Liquidity and Capital Resources

As of June 30, 2011, we had stockholders equity of $4,583,000 and we had working capital of $2,297,000, compared to stockholders equity of $4,142,000 and working capital of $1,830,000 at December 31, 2010. Cash and cash equivalents were $1,114,000 as of June 30, 2011, as compared to $1,084,000 at December 31, 2010. The increase in our working capital of $467,000 was primarily a result of our sale of our equity securities, offset by losses from operations, before depreciation and other non-cash expenses.

Our increase in cash and cash equivalents to $1,114,000 at June 30, 2011 compared to $1,084,000 at December 31, 2010 was primarily a result of cash used in operating activities, primarily for increases in accounts receivable and inventory prepayments that are related to our overall increases in ongoing revenues.  Such cash used in operations was offset primarily by sales of equity securities. In addition to our cash position on June 30, 2011, we had availability under our line of credit of approximately $180,000.

On February 4, 2011, we sold 304,880 shares of our common stock and 121,952 warrants for $750,000.  We paid $78,000 in expenses in connection with the transaction.  The net proceeds are being used for working capital.  We also gained $25,000 through the exercise of warrants.

During the six months ended June 30, 2011, we invested $229,000 in plant improvements.  We are upgrading the facilities as well as adding new equipment to our production line that will increase our flexibility in product offerings and increase our plant performance.

Our senior revolver facility is for $3,000,000, based on 80% of eligible accounts receivable and 50% of eligible inventory, with a maximum inventory advance of $1,500,000.  The line of credit bears interest of 18% per annum.  At June 30, 2011, the outstanding line of credit was $2,387,000, with $180,000 available based on the collateral formula.

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

In accordance with FASB guidance, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the six months ended June 30, 2011.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the six months ended June 30, 2011.

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

We believe there have been no significant changes, during the three month period ended June 30, 2011, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no affect on the Company’s results of operations, financial condition or liquidity.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2011, the Company issued 16,617 shares of common stock for services at prices of $1.99 to $2.15 per share with a value of $34,000.  Such issuances are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with the Company and the fact that no public offering was involved.

On April 8, 2011, the Company granted to a consultant 250,000 warrants to purchase common stock at a price of $3.00 for five years.  The warrants vest monthly over 24 months.  During the three months ended June 30, 2011, 31,251 of such warrants vested, resulting in expense of $26,000.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  [REMOVED AND RESERVED]

Item 5.  Other Information

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Exhibit *

101.SCH	XBRL Exhibit *

101.CAL	XBRL Exhibit *

101.DEF	XBRL Exhibit *

101.LAB	XBRL Exhibit *

101.PRE	XBRL Exhibit *

____________
*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reed’s, Inc. (Registrant)
Date: August 11, 2011	/s/ Christopher J. Reed
Christopher J. Reed
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2011	/s/ James Linesch James Linesch
Chief Financial Officer (Principal Financial Officer)