Form 10-Q
period 2011-09-30
REEDS INC
filed 2011-11-14
CIK 1140215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 10,867,427 shares of Common Stock outstanding as of November 9, 2011.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

REED’S, INC.
CONDENSED BALANCE SHEETS

	September 30, 2011	December 31, 2010
ASSETS	(unaudited)
Current assets:
Cash	$554,000	$1,084,000
Inventory	6,121,000	4,555,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $135,000 and $105,000, respectively	2,164,000	1,295,000
Prepaid inventory	392,000	138,000
Prepaid and other current assets	77,000	78,000
Total Current Assets	9,308,000	7,150,000

Property and equipment, net of accumulated depreciation of $1,586,000 and $1,178,000, respectively	3,606,000	3,650,000
Brand names	1,029,000	1,029,000
Deferred financing fees, net of amortization of $34,000 and $8,000, respectively	55,000	47,000
Total assets	$13,998,000	$11,876,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,742,000	$2,586,000
Accrued expenses	177,000	162,000
Dividends payable	96,000	44,000
Recycling fees payable	147,000	325,000
Line of credit	2,789,000	2,038,000
Current portion of long term financing obligation	67,000	55,000
Current portion of capital leases payable	54,000	39,000
Current portion of note payable	-	71,000
Total current liabilities	7,072,000	5,320,000

Long term financing obligation, less current portion, net of discount of $639,000 and $677,000, respectively	2,254,000	2,268,000
Capital leases payable, less current portion	168,000	146,000
Total Liabilities	9,494,000	7,734,000

Commitments and contingencies
Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 46,621 shares issued and outstanding	466,000	466,000
Series B Convertible Preferred stock, $10 par value, 500,000 shares authorized, 80,415 and 85,766 shares issued and outstanding, respectively	804,000	858,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 10,859,813 and 10,446,090 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	22,766,000	21,701,000
Accumulated deficit	(19,533,000)	(18,884,000)
Total stockholders’ equity	4,504,000	4,142,000
Total liabilities and stockholders’ equity	$13,998,000	$11,876,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.
CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine months Ended September 30, 2011 and 2010
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Sales	$6,400,000	$5,428,000	$17,731,000	$14,345,000
Cost of tangible goods sold	3,970,000	3,583,000	11,053,000	9,034,000
Cost of goods sold – idle capacity	405,000	268,000	1,300,000	822,000

Gross profit	2,025,000	1,577,000	5,378,000	4,489,000

Operating expenses:
Delivery and handling expenses	587,000	514,000	1,519,000	1,191,000
Selling and marketing expense	570,000	570,000	1,751,000	1,632,000
General and administrative expense	867,000	742,000	2,198,000	2,066,000
Total operating expenses	2,024,000	1,826,000	5,468,000	4,889,000

Income (loss) from operations	1,000	(249,000)	(90,000)	(400,000)

Interest expense	(175,000)	(149,000)	(504,000)	(421,000)

Net loss	(174,000)	(398,000)	(594,000)	(821,000)

Preferred stock dividends	(11,000)	(12,000)	(55,000)	(62,000)
Net loss attributable to common stockholders	$(185,000)	$(410,000)	$(649,000)	$(883,000)

Loss per share available to common stockholders, basic and diluted	$(0.02)	$(0.04)	$(0.06)	$(0.09)
Weighted average number of shares outstanding - basic and diluted	10,835,858	10,298,739	10,758,529	10,117,906

The accompanying notes are an integral part of these condensed financial statements

 REED’S, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine months ended September 30, 2011
(unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2010	10,446,090	$1,000	46,621	$466,000	85,766	$858,000	$21,701,000	$(18,884,000)	$4,142,000
Fair value of common stock issued for services and finance fees	58,308	-	-	-	-	-	122,000	-	122,000
Common stock issued upon conversion of Series B preferred stock	37,457	-	-	-	(5,351)	(54,000)	54,000	-	-
Sale of common stock	304,880	-	-	-	-	-	672,000	-	672,000
Exercise of warrants	11,000	-	-	-	-	-	25,000	-	25,000
Fair value vesting of options issued to employees	-	-	-	-	-	-	147,000	-	147,000
Fair value of warrants issued for services	-	-	-	-	-	-	42,000	-	42,000
Series A preferred stock dividend	-	-	-	-	-	-	-	(23,000)	(23,000)
Series B preferred stock dividend	-	-	-	-	-	-	-	(32,000)	(32,000)
Common stock paid for Series B preferred stock dividend	2,078	-	-	-	-	-	3,000	-	3,000
Net loss	-	-	-	-	-	-	-	(594,000)	(594,000)
Balance, September 30, 2011	10,859,813	$1,000	46,621	$466,000	80,415	$804,000	$22,766,000	$(19,533,000)	$4,504,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine months Ended September 30, 2011 and 2010
(Unaudited)

	Nine months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(594,000)	$(821,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	472,000	465,000
Fair value of stock options issued to employees	147,000	139,000
Fair value of warrants issued for services	42,000	-
Fair value of common stock issued for services and bonus	107,000	261,000
Increase in allowance for doubtful accounts	30,000	15,000
Changes in assets and liabilities:
Accounts receivable	(899,000)	(622,000)
Inventory	(1,566,000)	(1,073,000)
Prepaid expenses and inventory and other current assets	(253,000)	(526,000)
Accounts payable	1,156,000	1,689,000
Accrued expenses	15,000	2,000
Recycling fees payable	(178,000)	(97,000)
Net cash used in operating activities	(1,521,000)	(568,000)
Cash flows from investing activities:
Purchase of property and equipment	(297,000)	(310,000)
Net cash used in investing activities	(297,000)	(310,000)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	672,000	-
Proceeds from issuance of common stock in shelf offering, net of offering costs	-	432,000
Proceeds from stock option and warrant exercises	25,000	6,000
Proceeds from the issuance of Series B preferred stock, net of offering costs	-	117,000
Principal repayments on long term financing obligation	(39,000)	(30,000)
Principal repayments on capital lease obligation	(30,000)	(22,000)
Principal repayments on notes payable	(71,000)	(76,000)
Net borrowing on line of credit	751,000	103,000
Payments for deferred finance fees	(20,000)	-
Net cash provided by financing activities	1,288,000	530,000
Net decrease in cash	(530,000)	(348,000)
Cash at beginning of period	1,084,000	1,306,000
Cash at end of period	$554,000	$958,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$449,000	$405,000
Non cash investing and financing activities:
Series B Preferred stock converted to common stock	$54,000	$422,000
Dividends payable in common stock	$55,000	$39,000
Common stock issued in settlement of Series A and Series B preferred stock dividend	$3,000	$26,000
Property and equipment acquired through capital leases	$67,000	$63,000
Common stock issued for deferred finance fees	$15, 000	$0

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and nine months Ended September 30, 2011 and 2010 (UNAUDITED)

1.  Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reeds, Inc. (the "Company"), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2011 and the results of operations and cash flows for the three and nine months ended September 30, 2011 and 2010. The balance sheet as of December 31, 2010 is derived from the Company’s audited financial statements.

In presenting the Company’s statement of operations for the three and nine months ended September 30, 2010, the Company previously presented $514,000 and $1,191,000, respectively, of delivery and handling expenses as part of cost of goods sold. In presenting the Company’s statement of operations for the three and nine months ended September 30, 2011, the Company has reclassified the delivery and handling expenses to operating expenses.

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

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011.

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

For the three and nine months ended September 30, 2011 and 2010 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of the following as of:

	September 30, 2011	September 30, 2010
Warrants	2,394,370	2,009,028
Series A Preferred Stock	186,484	186,484
Series B Preferred Stock	562,905	640,094
Options	895,000	780,000
Total	4,038,759	3,615,606

Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no affect on the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.  The Company is currently evaluating the affects adoption of ASU 2011-08 may have on its goodwill impairment testing.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the three and nine months ended September 30, 2011.

During the three months ended September 30, 2011 and 2010, the Company had two customers, which accounted for approximately 28% and 12% of sales in 2011, and 30% and 13% of sales in 2010, respectively. During the nine months ended September 30, 2011 and 2010, the Company had two customers, which accounted for approximately 29% and 12% of sales in 2011, and 32% and 12% of sales in 2010, respectively. No other customers accounted for more than 10% of sales in either year. As of September 30, 2011, the Company had accounts receivable due from a customer who comprised $530,000 (23%) of its total accounts receivable and as of December 31, 2010, the Company had accounts receivable due from three customers who comprised $199,000 (14%), $197,000 (14%), and $159,000 (11%), respectively, of its total accounts receivable.

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

The Company had no such assets or liabilities recorded to be valued on the basis above at September 30, 2011 or December 31, 2010

2.  Inventory

Inventory consists of the following as of:

	September 30, 2011	December 31, 2010
Raw Materials and packaging	$3,857,000	$2,328,000
Finished Goods	2,264,000	2,227,000
	$6,121,000	$4,555,000

3.  Fixed Assets

Fixed assets are comprised of the following as of:

	September 30, 2011	December 31, 2010
Land	$1,108,000	$1,108,000
Building	1,708,000	1,551,000
Vehicles	320,000	320,000
Machinery and equipment	1,651,000	1,454,000
Office equipment	405,000	395,000
	5,192,000	4,828,000
Accumulated depreciation	(1,586,000)	(1,178,000)
	$3,606,000	$3,650,000

Machinery and equipment at September 30, 2011 and December 31, 2010 includes equipment held under capital leases of $294,000 and $226,000, respectively.  Accumulated depreciation on equipment held under capital leases was $87,000 and $53,000 at September 30, 2011 and December 31, 2010, respectively.

4.  Line of Credit

At September 30, 2011 and December 31, 2010, the aggregate amount outstanding under the line of credit agreement was $2,789,000 and $2,038,000 respectively, and the Company had approximately $123,000 of availability on this line of credit at September 30, 2011. Interest accrues and is paid monthly on outstanding loans under the credit facility at a rate equal to 18% per annum.  The line of credit is for $3,000,000, based on 80% of eligible accounts receivable and 50% of eligible inventory, with a maximum inventory advance of $1,500,000.  The agreement renews in November 2011.  The loan is secured by all of the business assets of the Company and is personally guaranteed by the principal shareholder and Chief Executive Officer. On November 4, 2011, the Company replaced the line of credit with a new revolving line of credit and term loan (see Note 9).

5.  Capital Lease Commitments

The Company leases equipment for its brewery operations with an aggregate value of $294,000 under seven non-cancelable capital leases.  Most of the leases are personally guaranteed by the Company’s Chief Executive Officer.   The future minimum lease payments under the capital leases as of September 30, 2011 are as follows:

Periods Ending September 30,
2012	$87,000
2013	87,000
2014	79,000
2015	28,000
2016	15,000
Total minimum obligations	296,000
Less: Amounts representing interest	(74,000)

Present value of minimum obligations	222,000
Less: Current portion	(54,000)

Non-current portion	$168,000

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

In connection with the financing obligation, the Company issued an aggregate of 400,000 warrants to purchase its common stock at $1.20 per share for five years. The 400,000 warrants were valued at $752,000 and reflected as a debt discount, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the 400,000 warrants: strike price of $2.10 to $2.25; term of 5 years; volatility of 91.36% to 110.9%; expected dividends 0%; and discount rate of 2.15% to 2.20%. The 400,000 warrants were recorded as valuation discount and are being amortized over 15 years, the term of the purchase option.  Amortization of valuation discount during the three months ended September 30, 2011 and 2010 was $13,000 in both years, and amortization of valuation discount during the nine months ended September 30, 2011 and 2010 was $38,000 in both years

Long term financing obligation is comprised of the following as of:

	September 30, 2011	December 31, 2010
Financing obligation	$2,960,000	$3,000,000
Valuation discount	(639,000)	(677,000)
	2,321,000	2,323,000
Less current portion	(67,000)	(55,000)
Long term financing obligation	$2,254,000	$2,268,000

7.  Stockholders’ Equity

Preferred Stock

Dividends accrue quarterly on the Series B Convertible Preferred shares outstanding at the end of the quarter.  During the nine months ended September 30, 2011, the Company accrued dividends of $32,000.  Dividends have been paid in common stock at the time of conversion of the Series B Convertible Preferred Stock into common stock.  During the nine months ended September 30, 2011, 5,351 shares of Series B Convertible Preferred Stock were converted into 37,457 shares of common stock, in accordance with the original certificate of designation, and $3,000 of accrued dividends were paid on conversion, through the issuance of 2,078 shares of common stock. At September 30, 2011, the Company accrued a dividend for the Series A Convertible Preferred Stock of $23,000, or $0.50 per share, which shall be paid by the issuance of 11,451 shares of the Company’s common stock.

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

During the nine months ended September 30, 2011, the Company issued 49,308 shares of common stock at prices ranging from $1.87 to $2.69 per share with a value of $107,000 for services rendered.  During the nine months ended September 30, 2011, the Company issued 9,000 shares of common stock at a price of $1.75 with a value of $15,000 for financing fees related to the capital leases.  The value of the shares has been recorded as deferred financing fees and is being amortized over the term of the capital leases.

8.  Stock Based Compensation

Stock Options

During the nine months ended September 30, 2011, the Company issued 130,000 options to employees at a weighted average exercise price of $2.29 per share, the market price on the grant dates.   Total stock-based compensation recognized on the Company’s statement of operations for the three and nine months ended September 30, 2011 was $44,000 and $147,000, respectively, as compared to 2010 expense of $35,000 and $139,000, respectively.  As of September 30, 2011, the aggregate value of unvested options was $272,000, which will vest over an average period of three years.  There were no stock options exercised in the nine months ended September 30, 2011.  Stock options granted under our equity incentive plans vest over 2 to 3 years from the date of grant, 1/2 and 1/3 per year, respectively; and generally expire 5 years from the date of grant.  We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model.  The aggregate fair value of the options granted during the nine months ended September 30, 2011 was $173,000.  The following assumptions were utilized in valuing the options: strike price of $2.25 to $2.43; term of 3 years; volatility of 90.4% to 92.4%; expected dividends 0%; and a discount rate of 2.04% to 2.16%.  The weighted average grant date fair value of options granted during the nine months ended September 30, 2011 was $1.33.

The following table summarizes stock option activity for the nine months ended September 30, 2011:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	840,000	$1.74
Granted	130,000	2.29
Exercised	-	-
Forfeited or expired	(75,000)	2.02
Outstanding at September 30, 2011	895,000	$1.79	2.7	$362,000
Exercisable at September 30, 2011	533,332	$1.72	2.0	$319,000

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s common stock, which was $1.61 as of September 30, 2011.

The following table summarizes information about stock options at September 30, 2011:

	Options Outstanding at September 30, 2011			Options Exercisable at September 30, 2011
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $1.99	525,000	2.3	$0.92	436,665	$0.88
$2.00 - $4.99	320,000	3.9	$2.33	46,667	$3.31
$5.00 - $6.99	-	-	-	-	-
$7.00 - $8.50	50,000	0.7	$7.55	50,000	$7.55
	895,000			533,332

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

On April 8, 2011, the Company granted to a consultant 250,000 warrants to purchase common stock at a price of $3.00 for five years.  The warrants vest monthly over 24 months.  During the nine months ended September 30, 2011, 62,502 of such warrants vested, resulting in expense of $42,000.

The following table summarizes stock warrant activity for the nine months ended September 30, 2011:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,009,028	$4.68
Granted	396,342	$2.93
Exercised	(11,000)	$2.25
Forfeited or expired	-	-
Outstanding at September 30, 2011	2,394,370	$4.41	2.0	$216,000
Exercisable at September 30, 2011	1,982,480	$4.77	1.8	$164,000

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s common stock, which was $1.61 as of September 30, 2011.

9.  Subsequent Events

On November 9, 2011, the Company entered into a new credit agreement to replace the existing revolving line of credit (see note 4).  The Loan and Security Agreement replaces the Company’s current revolving line of credit (RLOC) and adds a $750,000 term loan to the credit.  The revolving line of credit remains at $3 million and includes improved collateral coverage on the accounts receivable available for borrowing.  There is no sub-limit on inventory collateral. The interest rate on the revolving line of credit is at Prime plus 3.75% (currently 7%), a decrease from 18% in the previous agreement.  The $750,000 term loan bears interest at the prime rate plus 11.6%, which shall not be below 14.85%, payable in 48 equal monthly installments, unless repaid earlier. The term loan is a component of the overall Loan Agreement.

The three-year Agreement is secured by all of the unencumbered assets of the Corporation, consistent with the prior credit agreement. The new credit adds an early termination fee provision consistent with industry standards, for both the RLOC and the term loan. The new credit also adds a debt service coverage ratio financial covenant that is effective if the credit availability under the RLOC falls below $100,000.  Other terms and conditions of the agreement are generally consistent with the Company’s prior line of credit agreement.

During October 2011, the Company issued 7,614 shares of common stock for services at prices of $1.67 and $1.87 per share with a value of $13,000.

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

Overview

The results for the three and nine months ended September 30, 2011 reflect continuing sales increases on our branded as well as private label products.  Private label sales have comprised approximately 10% of our revenues during the three and nine month periods ended September 30, 2011.  During the fourth fiscal quarter 2011 the portion of private label sales will move up, as we will ship approximately 60% of our annual private label products sold during the year; while we also continue our buildup of branded sales during a normally soft seasonal quarter. Our margins improved during the third fiscal quarter and operating costs decreased.

In the third fiscal quarter 2011, we incurred costs related to a lawsuit in the amount of $281,000.  Total costs for this matter were $327,000, as recorded in the nine months ended September 30, 2011.  This matter involved an industrial worker who pursued a claim that we vigorously denied and defended.  The matter was settled and there will be no further costs incurred.  Aside from the costs of this one-time event, we would show a proforma net income for the quarter ended September 30, 2011 of $106,000; and our modified EBITDA, a non-GAAP measurement described below, would be $550,000.

As we proceed through the fourth quarter of 2011, we believe that we will continue to experience double digit growth in the sales of our branded business along with well over $2 million private label revenues.  Based on a number sales initiatives secured and in our pipeline, we believe that our organic growth rates will accelerate in 2012, along with increasing margins.

On November 9, 2011 we closed a new revolving line of credit to replace our existing line.  The new credit agreement includes a term loan of $750,000, as well as expanded borrowing on our accounts receivable and inventory collateral. The increased working capital provided from our new revolving line of credit and term loan should provide the capital that we need to execute our business plans for 2012 and bring additional capital from profitable operations.

Results of Operations

Three months ended September 30, 2011 Compared to Three months ended September 30, 2010

Sales

Sales of $6,400,000 for the three months ended September 30, 2011 represent an increase of 18% from $5,428,000 in the prior year same period.  Private label sales were approximately $579,000 during the fiscal quarter, an increase of 7% from the same period in 2010.  Branded sales increased by 19% in the quarter, reflecting strong sales increases in all of our primary product lines. The number of grocery chains carrying our branded products is increasing and we are aggressively adding regional distributors and supporting our distributors with marketing efforts.

Cost of Tangible Goods Sold

Cost of tangible goods sold consists of the costs of raw materials and packaging utilized in the manufacture of our products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs.  The total cost of $3,970,000 for the three months ended September 30, 2011 decreased, as a percentage of sales, to 62% as compared to 66% of sales in the prior year.  Despite price increases in certain key ingredients, we were able to lower our average costs on our 12 ounce branded sodas overall by approximately 4% in the third fiscal quarter, as compared to the prior year same period, primarily due to opportunistic purchases of certain packaging costs.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity consists of direct production costs in excess of charges allocated to our finished goods in production. Plant costs include labor costs, production supplies, repairs and maintenance, and inventory write-off.  Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis, which is lower than our actual costs incurred.  Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced.  Our direct plant costs for production increased by approximately 5% in the quarter ended September 30, 2011, as compared to the prior year same period, primarily due to an increase in depreciation expense.  Our volume of product produced is approximately the same in both periods.  The overall increase in idle capacity expenses is primarily due to our using lower rates of cost allocation to finished goods in 2011 than in 2010.  We performed an analysis of our internal absorption rates and determined that they should be reduced based on the market costs experienced from third parties for the same services.  Our production volume has increased dramatically in October 2011 and we believe that this will continue along with cost reduction measures that will decrease the idle capacity costs in the future.

Gross Profit

Our gross profit of $2,025,000 in the three months ended September 30, 2011 represents a ratio of 32% of sales, as compared to 29% in the 2010 same period. The improvement is primarily a result of higher margins from price increases with several of our customers.  This improvement was offset by increases in the cost of goods sold – idle capacity as described above.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production.  Delivery costs increased to $587,000 in the three months ended September 30, 2011 from $514,000 in 2010.  As a percentage of sales, delivery and handling expenses were approximately the same in the three months ended September 30, 2011 as in the prior year same quarter.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs remained constant at $570,000 in the three months ended September 30, 2011 as compared to the prior year period.  Compensation costs increased by $14,000; while facilities and equipment costs, including depreciation, fell by $14,000.  Our overall sales costs as a percentage of revenues are decreasing as we gain economies of scale.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses during the three months ended September 30, 2011 were $867,000, an increase from $742,000 in the prior year period.  A legal matter asserted by a former industrial employee resulted in legal costs of $281,000 during the quarter.  Also, we adjusted an over-accrual of recycling fees payable in the amount of $82,000, resulting in a one-time reduction in costs during the quarter. Aside from these two events, General and administrative expenses decreased by $74,000 as compared to the prior year. Compensation costs increased by $7,000; offset by decreases in facilities costs and professional consulting costs.

We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Income (Loss) from Operations

We generated income from operations of $1,000 in the three months ended September 30, 2011, as compared to a loss of $249,000 in the same period of 2010.  The improvement of $250,000 is primarily due to increased sales and margin contribution.

Interest Expense

Interest expense increased to $175,000 in the three months ended September 30, 2011, compared to interest expense of $149,000 in the same period of 2010.  The increase is due to increased borrowing under our line of credit agreement, secured primarily by our inventory and accounts receivable.

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

MODIFIED EBITDA SCHEDULE

	Three months ended September 30,
	2011 (unaudited)	2010 (unaudited)
Net loss	$(174,000)	$(398,000)

Modified EBITDA adjustments:
Depreciation and amortization	164,000	160,000
Interest expense	175,000	149,000
Stock option and warrant compensation	59,000	35,000
Other stock compensation for services and finance fees	45,000	86,000
Total EBITDA adjustments	443,000	430,000

Modified EBITDA	$269,000	$32,000

Nine months ended September 30, 2011 Compared to Nine months ended September 30, 2010

Sales

Sales of $17,731,000 for the nine months ended September 30, 2011 represent an increase of 24% from $14,345,000 in the prior year same period.  Private label sales were approximately $1,525,000 during the nine month period, an increase of 79% from the same period in 2010.  Branded sales increased by 20% in the quarter, reflecting strong sales increases in all of our primary product lines. The number of grocery chains carrying our branded products is increasing and we are aggressively adding regional distributors and supporting our distributors with marketing efforts.

Cost of Tangible Goods Sold

Cost of tangible goods sold consists of the costs of raw materials and packaging utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs.  The total cost of $11,053,000 for the nine months ended September 30, 2011 decreased, as a percentage of sales, to 62% as compared to 63% of sales in the prior year.  Despite price increases in certain key raw ingredients, we were able to lower our average costs on our 12 ounce branded sodas overall by approximately 2% in nine months ended September 30, 2011, as compared to the prior year same period, due primarily to lower costs of certain packaging materials.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity consists of direct production costs in excess of charges allocated to our finished goods in production. Plant costs include labor costs, production supplies, repairs and maintenance, and inventory write-off.  Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis, which is lower than our actual costs incurred.  Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced.  The increase in idle capacity expenses to $1,300,000 in the nine months ended September 30, 2011, from $822,000 in the prior year, is primarily due to increases in payroll, workers compensation insurance and depreciation expense.  The overall increase in idle capacity expenses is primarily due to our using lower rates of cost allocation to finished goods in 2011 than in 2010.  We performed an analysis of our internal absorption rates and determined that they should be reduced based on the market costs experienced from third parties for the same services.  Our production volume has increased dramatically in October 2011 and we believe that this will continue along with cost reduction measures that will decrease the idle capacity in the future.

Gross Profit

Our gross profit of $5,378,000 in the nine months ended September 30, 2011 represents 30% of sales, as compared to 31% in the 2010 same period. The improvement is primarily a result of higher margins from price increases with several of our customers.  This improvement was offset by increases in the cost of goods sold – idle capacity as described above.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production.  Delivery costs increased to $1,519,000 in the nine months ended September 30, 2011 from $1,191,000 in 2010.  The increase is due to higher sales volume, increased freight costs and increased inventory handling costs.  As a percentage of sales, delivery and handling expenses increased to 9% in the nine months ended September 30, 2011, as compared to 2010.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased overall to $1,751,000 in the nine months ended September 30, 2011 from $1,632,000 in 2010.  The $119,000 increase is primarily due to increased compensation and travel costs of $156,000, offset partially by decreases in facilities related costs.

As a percentage of sales, selling and marketing costs decreased to 10% in the nine months ended September 30, 2011, as compared to 11% in 2010.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses during the nine months ended September 30, 2011 were $2,198,000, an increase from $2,066,000 in the prior year period.  A legal matter asserted by a former industrial employee resulted in legal costs of $327,000 during the nine months.  Also, we adjusted an over-accrual of recycling fees payable in the amount of $82,000, resulting in a one-time reduction in costs during the quarter. Aside from these two events, General and administrative expenses decreased by $113,000 as compared to the prior year. Compensation costs increased by $68,000; offset by decreases in facilities costs and professional consulting costs.

We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Loss from Operations

Loss from operations was $90,000 in the nine months ended September 30, 2011, as compared to a loss of $400,000 in the same period of 2010.  The improvement of $310,000 is primarily due to increased sales and margin contribution.

Interest Expense

Interest expense increased to $504,000 in the nine months ended September 30, 2011, compared to interest expense of $421,000 in the same period of 2010.  The increase is due to increased borrowing under a line of credit agreement with GemCap Lending I, LLC, secured primarily by our inventory and accounts receivable.

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

MODIFIED EBITDA SCHEDULE

	Nine months ended September 30,
	2011 (unaudited)	2010 (unaudited)
Net loss	$(594,000)	$(821,000)

Modified EBITDA adjustments:
Depreciation and amortization	472,000	465,000
Interest expense	504,000	421,000
Stock option and warrant compensation	189,000	139,000
Other stock compensation for services and finance fees	122,000	170,000
Total EBITDA adjustments	1,287,000	1,195,000

Modified EBITDA income from operations	$693,000	$374,000

Liquidity and Capital Resources

As of September 30, 2011, we had stockholders equity of $4,504,000 and we had working capital of $2,236,000, compared to stockholders equity of $4,142,000 and working capital of $1,830,000 at December 31, 2010. Cash and cash equivalents were $554,000 as of September 30, 2011, as compared to $1,084,000 at December 31, 2010. The increase in our working capital of $406,000 was primarily a result of our sale of our equity securities, offset by losses from operations, before depreciation and other non-cash expenses.

Our decrease in cash and cash equivalents to $554,000 at September 30, 2011 compared to $1,084,000 at December 31, 2010 was primarily a result of cash used in operating activities, primarily for increases in accounts receivable and inventory prepayments that are related to our overall increases in ongoing revenues.  Such cash used in operations was offset primarily by sales of equity securities. In addition to our cash position on September 30, 2011, we had availability under our line of credit of approximately $123,000.

On February 4, 2011, we sold 304,880 shares of our common stock and 121,952 warrants for $750,000.  We paid $78,000 in expenses in connection with the transaction.  The net proceeds are being used for working capital.  We also gained $25,000 through the exercise of warrants.

During the nine months ended September 30, 2011, we invested $297,000 in plant improvements.  We are upgrading the facilities as well as adding new equipment to our production line that will increase our flexibility in product offerings and increase our plant performance.

Our senior revolver facility is for $3,000,000, based on 80% of eligible accounts receivable and 50% of eligible inventory, with a maximum inventory advance of $1,500,000.  The line of credit bears interest of 18% per annum.  At September 30, 2011, the outstanding line of credit was $2,789,000, with $123,000 available based on the collateral formula.

On November 4, 2011, we closed a new Loan and Security Agreement that replaces our current revolving line of credit (RLOC) and adds a $750,000 term loan to the credit.  The revolving line of credit remains at $3 million and includes improved collateral coverage to 85% of accounts receivable available for borrowing.  There is no sub-limit on inventory collateral.  The interest rate on the revolving line of credit is at Prime plus 3.75% (currently 7%), a decrease from 18% in the previous agreement.  The $750,000 term loan bears interest at the prime rate plus 11.6%, which shall not be below 14.85%, payable in 48 equal monthly installments, unless repaid earlier. The term loan is a component of the overall Loan Agreement.

We believe that the Company currently has the necessary working capital to support existing operations for at least the next 12 months. Our primary capital source will be cash flow from operations as we gain profitability.  If our sales goals do not materialize as planned, we believe that the Company can become leaner and our costs can be managed to produce profitable operations.  Historically, we have financed our operations primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution, and cash generated from operations.

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

In accordance with FASB guidance, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the nine months ended September 30, 2011.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the nine months ended September 30, 2011.

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

We believe there have been no significant changes, during the three month period ended September 30, 2011, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no affect on the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.  The Company is currently evaluating the affects adoption of ASU 2011-08 may have on its goodwill impairment testing.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2011, the Company issued 24,196 shares of common stock for services at prices of $1.75 to $2.03 per share with a value of $45,000.  Such issuances are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with the Company and the fact that no public offering was involved.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  [REMOVED AND RESERVED]

Item 5.  Other Information

Entry into Material Definitive Agreement; Creation of Direct Financial Obligation

On November 9, 2011, the Company entered into a new credit agreement with  PMC Financial Services Group, LLC (“PMC”) dated November 8, 2011 to replace the existing revolving line of credit.  The Loan and Security Agreement replaces the Company’s current revolving line of credit (RLOC) and adds a $750,000 term loan to the credit.  The revolving line of credit is $3 million based on advances against eligible inventory and accounts receivable.  The interest rate on the revolving line of credit is at Prime plus 3.75% (currently 7%).  There is a collateral monitoring fee of 0.50% of the average outstanding balance of the RLOC per month. The $750,000 term loan bears interest at the prime rate plus 11.6%, which shall not be below 14.85%, payable in 48 equal monthly installments, unless repaid earlier. The term loan is a component of the overall three-year Loan Agreement. The new credit adds an early termination fee provision consistent with industry standards, for both the RLOC and the term loan. The Agreement is secured by all of the unencumbered assets of the Corporation. There is a debt service coverage ratio financial covenant that is effective if the credit availability under the RLOC falls below $100,000. Other terms and conditions of the agreement are generally consistent with the Company’s prior line of credit agreement.
There are no material relationships between the Company, its affiliates and PMC.

Item 6.  Exhibits

Exhibit No.	Description

10.15	Loan and Security agreement between reed’s Inc. and PMC Financial Services Group, LLC dated November 8, 2011*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*filed herewith

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reed’s, Inc. (Registrant)
Date: November 14, 2011	/s/ Christopher J. Reed
Christopher J. Reed President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	/s/ James Linesch
James Linesch Chief Financial Officer (Principal Financial Officer)