Form 10-K
period 2011-12-31
REEDS INC
filed 2012-03-26
CIK 1140215

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large Accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer  ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2011 was $15,665,000

10,941,397 common shares, $.001 par value, were outstanding on March 13, 2012.

i

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

ii

PART I

Item 1.    Business

Background

We develop, manufacture, market and sell natural non-alcoholic carbonated soft drinks and “New Age” beverages, candies and ice creams. “New Age Beverages” is a category that includes natural soda, fruit juices and fruit drinks, ready-to-drink teas, sports drinks and water. We currently manufacture, market and sell six unique product lines:

•	Reed’s Ginger Brews,
•	Virgil’s Root Beer, Cream Sodas, Dr. Better and Real Cola, including ZERO diet sodas,
•	China Colas,
•	Reed’s Ginger Chews,
•	Reed’s Ginger Ice Creams,
•	Sonoma Sparkler Sparkling Juices,

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

Historical Development

Reed’s Original Ginger Brew was created in 1987 by Christopher J. Reed, our founder and Chief Executive Officer, and was introduced to the market in Southern California stores in 1989.  By 1990, we began marketing our products through United Natural Foods (UNFI), and other natural food distributors and moved our production to a larger facility in Boulder, Colorado.

In 1991, we incorporated our business operations in the state of Florida under the name of Original Beverage Corporation and moved all of our production to a co-pack facility in Pennsylvania.  Throughout the 1990’s, we continued to develop and launch new Ginger Brew varieties.  Reed’s Ginger Brews reached broad placement in natural and gourmet foods stores nationwide through UNFI and other major specialty, natural/gourmet and mainstream food and beverage distributors.

In 1997, we began licensing the products of China Cola and eventually acquired the rights to that product in 2000.  In 1999, we purchased the Virgil’s Root Beer brand from the Crowley Beverage Company.  In 2000, we moved into an 18,000 square foot warehouse property, the Brewery, in Los Angeles, California, to house our west coast production and warehouse facility.  The Brewery now also serves as our principal executive offices.  In 2001, pursuant to a reincorporation merger, we changed our state of incorporation to Delaware and also changed our name to Reed’s, Inc.

On December 12, 2006, we completed the sale of 2,000,000 shares of our common stock at an offering price of $4.00 per share in our initial public offering. The public offering resulted in gross proceeds of $8,000,000.  Following the public offering, we expanded sales and operations dramatically, initially using a direct store delivery strategy in Southern California, along with other regional independent direct store distributors (DSD).  The relationships with DSD’s were supported by our sales staff.  In 2007, we raised a net of $7,600,000 in a private placement.  We re-focused our sales strategy to eliminate company direct store delivery sales and to expand sales to DSD’s and natural food distributors on a national level. We also started selling directly to supermarket grocery stores, which has become a significant portion of our business today.

We continually introduce new products and line extensions, such as our Virgil’s diet line of ZERO beverages introduced in 2010 and Dr. Better and Extra Light 55 Calories in 2011.  We commenced offering private label products in 2010, and increased that business significantly in 2011.

Industry Overview

We offer natural premium carbonated soft drinks (CSD), which are a growing segment of the $10 billion CSD market nationwide.  Within natural food store markets, we are among the top-selling natural soft drinks.  This market is steady and growing.  We also sell in major grocery chains nationally.  The trend in grocery stores is to expand offerings of natural products and we have the scale and capability to develop these direct customer relationships.

Our Products

We currently manufacture and sell 20 beverages, three candies and three ice creams. We make all of our products using premium all-natural ingredients. Our primary brands are our Reed’s ginger brew line and our Virgil’s line of root beer and other products.  Our candy products, include Reed’s Crystallized Ginger Candy and Reed’s Chews, represent a lesser portion of revenues, however, the products are popular and sales are expanding.  We also sell ginger ice cream.

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

In addition, since Reed’s Ginger Brews are pasteurized, they do not require or contain any preservatives.  In contrast, modern commercial soft drinks generally are produced using natural and artificial flavor concentrates prepared by flavor laboratories, tap water, and highly refined sweeteners. Typically, manufacturers make a centrally processed concentrate that will lend itself to a wide variety of situations, waters and filling systems.  The final product is generally cold-filled and requires preservatives for stability.  Colors are added that are either natural, although highly processed, or artificial.

Our Reed’s line contains the following products:

•
Reed’s Original Ginger Brew was our first creation, and is a Jamaican recipe for homemade ginger ale using 17 grams of fresh ginger root, lemon, lime, honey, fructose, pineapple, herbs and spices. Reed’s Original Ginger Brew is 20% fruit juice.

•	Reed’s Extra Ginger Brew is the same approximate recipe, with 25 grams of fresh ginger root for a stronger bite. Reed’s Extra Ginger Brew is 20% fruit juice.
•	Reed’s Premium Ginger Brew is sweetened only with honey and pineapple juice. Reed’s Premium Ginger Brew is 20% fruit juice.
•	Reed’s Raspberry Ginger Brew is brewed from 17 grams of fresh ginger root, raspberry juice and lime. Reed’s Raspberry Ginger Brew is 20% raspberry juice.
•	Reed’s Spiced Apple Brew uses 8 grams of fresh ginger root, the finest tart German apple juice and such apple pie spices as cinnamon, cloves and allspice. Reed’s Spiced Apple Brew is 50% apple juice.
•	Reed’s Cherry Ginger Brew is naturally brewed from 22 grams of fresh ginger root, cherry juice from concentrate and spices.
•	Reed’s Natural Energy Elixir, an energy drink infused with all natural ingredients designed to provide consumers with a healthy and natural boost to energy levels
•	Reed’s Nausea Relief, based on our Ginger Brews with added B vitamins. Both ginger and B vitamins have been studied for their effectiveness in combating nausea.

Virgil’s Root Beer

Virgil’s is a premium root beer. We use all-natural ingredients, including filtered water, unbleached cane sugar, anise from Spain, licorice from France, bourbon vanilla from Madagascar, cinnamon from Sri Lanka, clove from Indonesia, wintergreen from China, sweet birch and molasses from the southern United States, nutmeg from Indonesia, pimento berry oil from Jamaica, balsam oil from Peru and cassia oil from China. We collect these ingredients worldwide and gather them together at the brewing and bottling facilities we use in the United States and Germany. We combine and brew these ingredients under strict specifications and finally heat-pasteurize Virgil’s Root Beer, to ensure quality.  We sell Virgil’s Root Beer in three packaging styles: 12-ounce bottles in a four-pack, a special swing-lid style pint bottle and a 5-liter self-tapping party keg.

In addition to our Virgil’s Root Beer, we also offer the following products under our Virgil’s brand:

•	Virgil’s Cream Soda
•	Virgil’s Orange Cream Soda.
•	Virgil’s Black Cherry Cream Soda
•	Virgil’s Real Cola
•	Virgil’s Dr. Better
•	Virgil’s ZERO line, including Root Beer, Cream Soda, Real Cola, Dr. Better and Black Cherry Cream Soda. Our ZERO line is naturally sweetened with Stevia.
•	Virgil’s juice beverages, including Clementine, Peach Lemonade and Pomegranate

We have other popular brands that currently have limited distribution, including China Cola, Sonoma Sparkler and Flying Cauldron Butterscotch Beer.  We are continually developing new brands and products.

Private Label Products

We design and manufacture drinks for private label customers in our Los Angeles Brewery.  We are experts in flavor development and in matching existing products in the market.  We develop the recipe and may design the label and/or the bottle style.  We do not private label any of our own branded product recipes.  Private label manufacturing is different than copacking, as we build the products and purchase the ingredients.  The customer is purchasing a finished product, not a copacking service.

Our private label products have been primarily sparkling juices, waters and teas.  We develop the sources for glass and ingredients.  We have a variety of packaging options, including swing-lid bottles, foil capsules and various label types.

New Product Development

We are always working on ideas and products to continue expanding our Reed’s Ginger Brews, Virgil’s product line, Reed’s Ginger Ice Cream, and Reed’s Ginger Candy product lines and packaging styles.  Among the advantages of our self-operated Brewery are the flexibility to try innovative packaging and the capability to experiment with new product flavors at less cost to our operations or capital.

Our private label products require continual product development.  We are able to be nimble and innovative, producing new products in a short amount of time.

Manufacture of Our Products

We produce our carbonated beverages at two facilities:

•	a facility in Los Angeles, California, known as The Brewery, at which we produce certain soda products and our private label products, and
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

Our Primary Markets

We target a niche in the estimated $60 billion carbonated and non-carbonated soft drink markets in the US, Canada and International.  Our brands are generally regarded as premium and natural, with upscale packaging and are loosely defined as the artisanal, premium bottled carbonated soft drink category.

The soft drink industry is highly fragmented and the artisanal soft drink category consists of such competitors as, Henry Weinhards, Thomas Kemper, Hansen's, Izze, Boylans and Jones Soda, to name a few.  These brands have the advantage of being seen widely in the national market and being commonly known for years through well-funded ad campaigns.  Despite our products having a relatively high price for an artisanal premium beverage product, no mass media advertising and a relatively small but growing presence in the mainstream market compared to many of our competitors, we believe that results to date demonstrate that Reed's Ginger Brews and Virgil's sodas are making strong inroads and market share gains against some of the larger brands in the market.

We sell the majority of our products in the natural food store, mainstream supermarket chains and foodservice locations, primarily in the United States and, to a lesser degree, in Canada and Europe.

Natural Food Stores

Our primary and historical marketing and distribution source of our products has been natural food and gourmet stores throughout the US.  These stores include Whole Foods Market, Trader Joe's, Sprouts, Sunflowers, Earth Fare, New Seasons, just to name a few.  Our brands are also sold in gourmet restaurants and delis nationwide.  With the advent of large natural food store chains and specialty merchants, the natural foods segment continues to grow each year, helping fuel the continued growth of our brands.

Mainstream Supermarkets and Retailers

We also sell our products to direct store delivery distributors (DSD) who specialize in distributing and selling our products directly to mainstream retail channels, natural foods, and specialty retail stores.  Our brands are further sold directly to some retailers who require that we sell directly to their distribution centers since they have developed their own logistics capabilities.  Examples of chains that fall into the "direct" category are retailers such as, Costco, Trader Joe's, some Whole Foods Market Regions, and Kroger.

Supermarkets, particularly supermarket chains and prominent local/regional chains, often impose slotting fees in order to gain shelf presence within their stores.  These fees can be structured to be paid one-time only or in installments.  We pursue broad based slotting in supermarket chains throughout the US and to a lesser degree, in Canada.  However, our local and national sales team has been able to place our products without having to pay significant slotting from time to time.  Slotting fees for new item placements on average have cost anywhere between $10 to $150 per store, per new item.

Food Service Placement

We also market our beverages to industrial cafeterias (corporate feeders), and to on premise bars and restaurants.  As our business continues to mature, we intend to place our beverages in stadiums, sport arenas, concert halls, theatres, and other cultural centers as long-term marketing and pouring relationships are developed within this business segment.

International Sales

We have developed a limited market for our products in Canada, Europe and Asia. Sales outside of North America currently represent less than 1% of our total sales. Sales in Canada represent about 1.3% of our total sales. We are currently analyzing our international sales and marketing plan. Our analysis will explore options that may include outsourcing the international sales effort to third or related parties.  We have an export company that orders our products on a regular basis for distribution in Japan. We are holding preliminary discussions with other trading companies and import/export companies for the distribution of our products throughout Asia, Europe and South America. We believe that these areas are a natural fit for Reed’s ginger products, because of the importance of ginger in International, but especially the Asian diet and nutrition. Recently, we launched into the South African marketplace and Israel. Both of these markets are showing early signs of success.

Distribution, Sales and Marketing

We currently have a national network of mainstream, natural and specialty food distributors in the United States and Canada. We sell directly to our distributors, who in turn sell to retail stores. We also use our own internal sales force and independent sales representatives to promote our products for our distributors and direct sales to our retail customers. One of the main goals of our sales and marketing efforts is to increase sales and grow our brands. Our sales force consists of eight field sales representatives and four internal telemarketing sales representatives. Generally, our sales managers are responsible for all activities related to the sales, distribution and marketing of our brands to our entire distributor and retail partner network in North America.  We distribute our products primarily through several national natural foods distributors and an increasing number of regional mainstream DSD distributors.  We have entered into agreements with some of our distributors that commit us to "termination fees" if we terminate our agreements early or without cause. These agreements call for our customer to have the right to distribute our products to a defined type of retailer within a defined geographic region. As is customary in the beverage industry, if we should terminate the agreement or not automatically renew the agreement, we would be obligated to make certain payments to our customers. We have no plans to terminate or not renew any agreement with any of our customers.  We also offer our products and promotional merchandise directly to consumers via the Internet through our website, www.reedsgingerbrew.com.

Marketing to Distributors

We market to distributors using a number of marketing strategies, including direct solicitation, telemarketing, trade advertising and trade show exhibition. These distributors include natural food, gourmet food, and mainstream distributors. Our distributors sell our products directly to natural food, gourmet food and mainstream supermarkets for sale to the public. We maintain direct contact with our distributor partners through our in-house sales managers.  From time to time and in very limited markets, when use of our own sales force is not cost effective, we will utilize independent sales brokers and outside representatives.

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

Competition

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers. Most of these brands have enjoyed broad, well-established national recognition for years, through well-funded ad and other branding campaigns. In addition, the companies manufacturing these products generally have greater financial, marketing and distribution resources than we do.  Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. We also compete for distributors who will concentrate on marketing our products over those of our competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the soft drink category could cause our products to be unable to gain or to lose market share or we could experience price erosion.  We believe that our innovative beverage recipes and packaging and use of premium ingredients and a trade secret brewing process provide us with a competitive advantage and that our commitments to the highest quality standards and brand innovation are keys to our success.

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

Employees

We have 22 full-time employees on our corporate staff, as follows: 3 in general management, 14 in sales and marketing support, and 5 in administration and operations.  We also have 33 production employees that work both full and part time. We employ additional people on a part-time basis as needed.  We have never participated in a collective bargaining agreement. We believe that the relationship with our employees is good.

Item 2.    Property

We lease a facility of approximately 43,000 square feet, which serves as our principal executive offices, our West Coast Brewery and bottling plant and our Southern California warehouse facility.  Approximately 30,000 of the total space is leased under a long-term lease expiring in 2024.  We also lease a warehouse of approximately 13,000 square feet under a two-year lease expiring in 2012 and a warehouse of 10,000 square feet on a month to month basis.

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

Except as set forth above, we believe that there are no material litigation matters at the current time. Although the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such claims and proceedings will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

Our common stock is listed for trading on the NASDAQ Capital Market trading under the symbol “REED”.  The following is a summary of the high and low bid prices of our common stock on the NASDAQ Capital Market for the periods presented:

	Sales Price
	High	Low
Year Ending December 31, 2010
First Quarter	$2.44	$1.27
Second Quarter	3.08	1.62
Third Quarter	2.25	1.65
Fourth Quarter	2.46	1.88

	Sales Price
	High	Low
Year Ending December 31, 2011
First Quarter	$3.00	$1.95
Second Quarter	2.29	1.74
Third Quarter	2.10	1.61
Fourth Quarter	1.76	1.11

As of December 31, 2011, there were approximately 226 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and approximately 10,885,833 outstanding shares of common stock.

Unregistered Sales of Equity Securities

During the fiscal year ended December 31, 2011, we issued the following equity securities that were unregistered under the Securities Act:

•
We issued 72,873 shares of common stock in exchange for consulting and legal services.  The value of the stock was based on the closing price of the stock on the issuance or agreed upon date.  The total value of shares issued for services was $146,000.  The shares were issued pursuant to exemption from registration under Section 4(2) of the Securities Act.

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

We are obligated to pay a non-cumulative 5% dividend from lawfully available assets to the holders of our Series A preferred stock and $0.13 per share per quarter on our Series B preferred stock in either cash or additional shares of common stock at our discretion. In 2011 and 2010, we paid dividends on our Series A preferred stock in an aggregate of 11,455 and 11,211 shares of common stock in each such year, respectively, and anticipate that we will be obligated to issue at least this many shares annually to the holders of the Series A preferred stock so long as such shares are issued and outstanding. In 2010, we accrued $50,000 of dividends on our outstanding Series B shares and paid $6,000 of dividends by issuing 3,394 shares of our common stock.   In 2011, we accrued $42,000 of dividends on our outstanding Series B shares and paid $3,000 of dividends by issuing 2,708 shares of our common stock.

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

2010 Incentive Stock Plan and 2010-2 Incentive Stock Plan

We are authorized to issue up to an aggregate of 75,000 shares of common stock to employees, officers, directors, consultants, independent contractors, advisors, or other service providers to Reed’s under our 2010 Incentive Stock Plan and 2010-2 Incentive Stock Plan (collectively, the “2010 Plans”).  The 2010 Incentive Stock Plan was adopted by our board of directors on March 31, 2010; the 2010-2 Incentive Stock Option Plan was adopted on May 5, 2010.  The 2010 Plans are administered by a committee of the board of directors.  The plan committee may from time to time, and subject to the provisions of the plan and such other terms and conditions as the plan committee may prescribe, grant to any eligible person one or more shares of common stock of  Reed’s ("Award Shares"). The grant of Award Shares or grant of the right to receive Award Shares shall be evidenced by either a written consulting agreement or a separate written agreement confirming such grant, executed by Reed’s and the recipient, stating the number of Award Shares granted and stating all terms and conditions of such grant.  During 2010, 72,025 shares of common stock were issued under the 2010 Plans, and in 2011 there were no additional shares issued under the 2010 Plans.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2011, with respect to equity securities authorized for issuance under compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options,Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column(a)) (c)

Equity compensation plans approved by security holders	1,172,000	$1.55	828,000
Equity compensation plans not approved by security holders	2,006,870	$4.32	-

TOTAL	3,178,870	$3.30	828,000

Item 6.  Selected Financial Data

As a smaller reporting company, Reed’s is not required to provide the information required by this Item 6.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We continued to experience significant increases in sales of our branded products in 2011, and we anticipate that those increases will continue into 2012.  Our gross margin on sales of branded products and private label products improved in 2011, and we feel that the gross margin percentage will remain constant in 2012, with increasing sales.  Our branded sales increases are driven by new distributor relationships in key regions, as well as expanded sales to our direct customers.  Private label opportunities are numerous and our capabilities are increasing, so that we can accommodate growth in this segment of our business.  We have adequate capital for our existing business and we are increasing margin contribution without significant increases in operating and sales costs.

Results of Operations

Year ended December 31, 2011 Compared to Year ended December 31, 2010

Sales

Sales of $25,013,000 for the year ended December 31, 2011 represented an increase of $4,637,000, or 23%, as compared to the prior year same period.  Sales from branded products increased over 19% during 2011, over 2010, with an overall volume increase of 23% in our core 12-ounce branded beverages. Sales of private label products increased to approximately $4.2 million in 2011, an increase of approximately 46% over 2010.  Sales increases are due to higher volumes with key customers as well as the addition of several regional direct store delivery (DSD) distributors selling our products.  Both branded and private label sales are anticipated to increase further in 2012.

Cost of Tangible Goods Sold

Cost of tangible goods sold consists of the costs of raw materials and packaging utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs.  The total cost of $15,847,000 for the year December 31, 2011 decreased, as a percentage of sales, to 63% as compared to 64% of sales in the prior year.  Despite price increases in certain key raw ingredients, we were able to lower our average costs on our 12 ounce branded sodas overall by approximately 2% in the year ended  December 31, 2011, as compared to the prior year same period, due primarily to lower costs of certain packaging materials.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity consists of direct production costs in excess of charges allocated to our finished goods in production. Plant costs include labor costs, production supplies, repairs and maintenance, and inventory write-off.  Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis, which is lower than our actual costs incurred.  Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced.  Idle capacity expenses increased to $1,761,000 in the year ended December 31, 2011, from $1,195,000 in the prior year.  The increase is due to higher unabsorbed costs of production, primarily in payroll, workers compensation insurance and depreciation expense.  During 2011, we performed a number of plant upgrades and maintenance which required labor costs which could not be capitalized and which required periods of down time from production.  Despite the down periods, our copack volume in the Los Angeles brewery increased by over 20% in 2011, as compared to 2010.  We also reduced our internal absorption rates on certain products, to reflect market costs, which resulted in higher unabsorbed period costs.

Gross Profit

Our gross profit of $7,405,000 in the year ended December 31, 2011 represents 30% of sales, as compared to the same percentage in 2010. The improvement in tangible costs of goods sold, as a percentage in sales, is offset by increased cost of goods sold – idle capacity as described above.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to certain customers and warehouse costs incurred for handling our finished goods after production.  Delivery and handling costs increased to $2,307,000 in the year ended December 31, 2011 from $1,728,000 in 2010.  The 34% increase is due to higher sales volume, increased freight costs on certain customers and increased inventory handling costs.  As a percentage of sales, delivery and handling expenses increased to 9% in the year ended December 31, 2011, as compared to 2010.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased overall to $2,470,000 in the year ended December 31, 2011 from $2,319,000 in 2010.  The $151,000 increase is primarily due to increased compensation and travel costs of approximately $197,000, offset partially by decreases in facilities and trade show related costs.

As a percentage of sales, selling and marketing costs decreased to 10% in the year ended December 31, 2011, as compared to 11% in 2010.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses during the year ended December 31, 2011 increased to $2,878,000 from $2,740,000 in 2010.  A legal matter asserted by a former industrial employee resulted in legal costs of $327,000 during 2011.  Also, we adjusted an over-accrual of recycling fees payable in the amount of $82,000, resulting in a one-time reduction in costs during the year. Aside from these two one-time events, general and administrative expenses decreased by $107,000 in 2011, as compared to the prior year. The decrease is primarily due to decreased professional and consulting costs.

We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Loss from Operations

Loss from operations was $250,000 in the year ended December 31, 2011, as compared to a loss of $724,000 in the same period of 2010.  The improvement of $474,000 is primarily due to increased sales and margin contribution.

Interest Expense

Interest expense increased to $691,000 in the year ended December 31, 2011, compared to interest expense of $586,000 in the same period of 2010.  The increase is due to increased borrowing under a loan and security agreement with PMC Financial, LLC, secured primarily by our inventory and accounts receivable.  The agreement includes both a revolving line of credit and a term loan, allowing increased borrowing as compared to our former line of credit.

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

MODIFIED EBITDA SCHEDULE

	Year ended December 31,
	2011	2010
	(unaudited)	(unaudited)

Net loss	$(941,000)	$(1,310,000)

Modified EBITDA adjustments:
Depreciation and amortization	653,000	616,000
Interest expense	691,000	586,000
Stock option and warrant compensation	300,000	198,000
Other stock compensation for services and finance fees	131,000	366,000
Total EBITDA adjustments	1,775,000	1,766,000

Modified EBITDA income from operations	$834,000	$456,000

Liquidity and Capital Resources

As of December 31, 2011, we had stockholders equity of $4,305,000 and we had working capital of $2,655,000, compared to stockholders equity of $4,142,000 and working capital of $1,830,000 at December 31, 2010. The cash balance was $713,000 as of December 31, 2011, as compared to $1,084,000 at December 31, 2010. The increase in our working capital of $825,000 was primarily a result of our sale of our equity securities and proceeds from a long term loan; offset by losses from operations, before depreciation and other non-cash expenses.

Our decrease in cash and cash equivalents to $713,000 at December 31, 2011 compared to $1,084,000 at December 31, 2010 was primarily a result of cash used in operating activities, primarily for increases in accounts receivable and inventory prepayments that are related to our overall increases in ongoing revenues.  Such cash used in operations was offset primarily by sales of equity securities. In addition to our cash position on December 31, 2011, we had availability under our line of credit of $307,000.

On February 4, 2011, we sold 304,880 shares of our common stock and 121,952 warrants for $750,000.  We paid $78,000 in expenses in connection with the transaction.  The net proceeds are being used for working capital.  We also gained $25,000 through the exercise of warrants.

During the year ended December 31, 2011, we invested $356,000 in plant improvements.  We are upgrading the facilities as well as adding new equipment to our production line that will increase our flexibility in product offerings and increase our plant performance.

Our Loan and Security Agreement with PMC Financial Services Group, LLC provides a $3 million revolving line of credit and a $750,000 term loan.  The revolving line of credit is based on 85% of eligible accounts receivable and 50% of eligible inventory. The interest rate on the revolving line of credit is at the prime rate plus 3.75% (7% at December 31, 2011).  The term loan is for $750,000 and bears interest at the prime rate plus 11.6%, which shall not be below 14.85%, is secured by all of the unencumbered assets of the Company, and is to be repaid in 48 equal installments of principal and interest of $21,000.

We believe that the Company currently has the necessary working capital to support existing operations for at least the next 12 months. Our primary capital source will be cash flow from operations as we gain profitability.  If our sales goals do not materialize as planned, we believe that the Company can become leaner and our costs can be managed to produce profitable operations.  Historically, we have financed our operations primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution and cash generated from operations.

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

In accordance with FASB guidance, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the year ended December 31, 2011.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the year ended December 31, 2011.

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

We believe there have been no significant changes, during the year ended December 31, 2011, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, Reed’s is not required to provide the information required by this Item 7A.

Item 8.  Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
Reed’s, Inc.

We have audited the accompanying balance sheets of Reed’s, Inc. as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Reed’s, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.
Los Angeles, California
March 26, 2012

REED’S, INC.
BALANCE SHEETS
	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$713,000	$1,084,000
Inventory	6,099,000	4,555,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $135,000 and $105,000, respectively	1,626,000	1,295,000
Prepaid inventory	168,000	138,000
Prepaid and other current assets	123,000	78,000
Total Current Assets	8,729,000	7,150,000

Property and equipment, net of accumulated depreciation of $1,739,000 and $1,178,000, respectively	3,512,000	3,650,000
Brand names	1,029,000	1,029,000
Deferred financing fees, net of amortization of $50,000 and $8,000, respectively	85,000	47,000
Total assets	$13,355,000	$11,876,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,310,000	$2,586,000
Accrued expenses	196,000	162,000
Dividends payable	83,000	44,000
Recycling fees payable	111,000	325,000
Line of credit	3,095,000	2,038,000
Current portion of long term financing obligation	71,000	55,000
Current portion of capital leases payable	56,000	39,000
Current portion of note payable	-	71,000
Current portion of term loan	152,000	-
Total current liabilities	6,074,000	5,320,000

Long term financing obligation, less current portion, net of discount of $626,000 and $677,000, respectively	2,247,000	2,268,000
Capital leases payable, less current portion	153,000	146,000
Term loan, less current portion	576,000	-
Total Liabilities	9,050,000	7,734,000

Commitments and contingencies
Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 46,621 shares issued and outstanding	466,000	466,000
Series B Convertible Preferred stock, $10 par value, 500,000 shares authorized, 80,415 and 85,766 shares issued and outstanding, respectively	804,000	858,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 10,885,833 and 10,446,090 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	22,924,000	21,701,000
Accumulated deficit	(19,890,000)	(18,884,000)
Total stockholders’ equity	4,305,000	4,142,000
Total liabilities and stockholders’ equity	$13,355,000	$11,876,000

The accompanying notes are an integral part of these financial statements

REED’S, INC.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2011 and 2010

	2011	2010

Sales	$25,013,000	$20,376,000
Cost of tangible goods sold	15,847,000	13,118,000
Cost of goods sold – idle capacity	1,761,000	1,195,000
Gross profit	7,405,000	6,063,000

Operating expenses:
Delivery and handling expenses	2,307,000	1,728,000
Selling and marketing expense	2,470,000	2,319,000
General and administrative expense	2,878,000	2,740,000
Total operating expenses	7,655,000	6,787,000

Loss from operations	(250,000)	(724,000)

Interest expense	(691,000)	(586,000)

Net loss	(941,000)	(1,310,000)

Preferred stock dividend	(65,000)	(73,000)

Net loss attributable to common stockholders	$(1,006,000)	$(1,383,000)

Loss per share available to common stockholders - basic and diluted	$(0.09)	$(0.14)
Weighted average number of shares outstanding - basic and diluted	10,785,719	10,186,600

The accompanying notes are an integral part of these financial statements

REED’S, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2011 and 2010

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2009	9,606,127	$1,000	46,621	$466,000	120,820	$1,208,000	$20,203,000	$(17,501,000)	$4,377,000

Fair Value of Common Stock issued for bonuses and services	204,828	-	-	-	-	-	366,000	-	366,000
Common stock issued upon conversion of Series B preferred stock	334,838	-	-	-	(47,834)	(478,000)	478,000	-	-
Sale of common stock in shelf offering	277,359	-	-	-	-	-	432,000	-	432,000
Sale of Series B preferred stock, net of offering costs	-	-	-	-	12,780	128,000	(11,000)	-	117,000
Exercise of stock options	8,333	-	-	-	-	-	6,000	-	6,000
Fair value vesting of options issued to employees	-	-	-	-	-	-	198,000	-	198,000
Series A and Series B preferred stock dividend	-	-	-	-	-	-	-	(73,000)	(73,000)
Common stock paid for Series A and Series B dividend	14,605	-	-	-	-	-	29,000	-	29,000
Net Loss	-	-	-	-	-	-	-	(1,310,000)	(1,310,000)
Balance, December 31, 2010	10,446,090	1,000	46,621	466,000	85,766	858,000	21,701,000	(18,884,000)	4,142,000

Fair value of common stock issued for services and finance fees	72,873	-	-	-	-	-	146,000	-	146,000
Common stock issued upon conversion of Series B preferred stock	37,457	-	-	-	(5,351)	(54,000)	54,000	-	-
Sale of common stock in private offering	304,880	-	-	-	-	-	672,000	-	672,000
Exercise of warrants	11,000	-	-	-	-	-	25,000	-	25,000
Fair value vesting of options issued to employees	-	-	-	-	-	-	258,000	-	258,000
Fair value of warrants issued for services	-	-	-	-	-	-	42,000	-	42,000
Series A and Series B preferred stock dividend	-	-	-	-	-	-	-	(65,000)	(65,000)
Common stock paid for Series A and Series B preferred stock dividend	13,533	-	-	-	-	-	26,000	-	26,000
Net loss	-	-	-	-	-	-	-	(941,000)	(941,000)
Balance, December 31, 2011	10,885,833	$1,000	46,621	$466,000	80,415	$804,000	$22,924,000	$(19,890,000)	$4,305,000

The accompanying notes are an integral part of these financial statements

REED’S, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net loss	$(941,000)	$(1,310,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	653,000	616,000
Fair value of stock options issued to employees	258,000	198,000
Fair value of warrants issued for services	42,000	-
Fair value of common stock issued for services	131,000	366,000
Increase in allowance for doubtful accounts	30,000	15,000
Changes in assets and liabilities:
Accounts receivable	(361,000)	(444,000)
Inventory	(1,544,000)	(1,671,000)
Prepaid expenses and inventory and other current assets	(75,000)	(117,000)
Accounts payable	(276,000)	1,632,000
Accrued expenses	34,000	35,000
Recycling fees payable	(215,000)	(131,000)
Net cash used in operating activities	(2,264,000)	(811,000)
Cash flows from investing activities:
Purchase of property and equipment	(356,000)	(383,000)
Net cash used in investing activities	(356,000)	(383,000)
Cash flows from financing activities:
Proceeds from issuance of common stock in shelf offering, net of offering costs	-	432,000
Proceeds from issuance of common stock in private placement, net of offering costs	672,000	-
Proceeds from stock option and warrant exercises	25,000	6,000
Proceeds from the issuance of Series B preferred stock, net of offering costs	-	117,000
Payments for deferred financing fees	(65,000)	(30,000)
Proceeds received from term loan	750,000	-
Principal repayments on term loan	(22,000)	-
Principal repayments on long term financing obligation	(54,000)	(42,000)
Principal repayments on capital lease obligation	(43,000)	(32,000)
Net borrowings on existing line of credit	3,404,000	-
Net (payoff) borrowings on former line of credit	(2,347,000)	623,000
Principal repayments on note payable	(71,000)	(102,000)
Net cash provided by financing activities	2,249,000	972,000
Net decrease in cash	(371,000)	(222,000)
Cash at beginning of year	1,084,000	1,306,000
Cash at end of year	$713,000	$1,084,000
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$671,000	$561,000
Taxes	$-	$-
Non Cash Investing and Financing Activities
Series B preferred stock converted to common stock	$54,000	$478,000
Common Stock issued in settlement of Series A and Series B preferred stock dividend	$26,000	$29,000
Series B preferred stock dividend payable in common stock	$42,000	$50,000
Property and equipment acquired through capital lease obligation	$67,000	$64,000
Common stock issued for deferred financing fees	$15,000	-

The accompanying notes are an integral part of these financial statements

REED’S, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(1)	Operations and Summary of Significant Accounting Policies

A)	Nature of Operations

Reed’s, Inc. (the “Company”) was organized under the laws of the state of Florida in January 1991. In 2001, the Company changed its name from Original Beverage Corporation to Reed’s, Inc. and changed its state of incorporation from Florida to Delaware. The Company is engaged primarily in the business of developing, manufacturing and marketing natural non-alcoholic beverages, as well as candies and ice creams. The Company currently offers seven Reed’s Ginger Brew flavors (Extra, Original, Premium, Light 55 Calorie Extra, Cherry Ginger, Raspberry Ginger and Spiced Apple Ginger); Reed’s Energy Elixir; five Virgil’s beverages (Root Beer, Cream Soda, Orange Cream Soda, Black Cherry Cream Soda, and Real Cola); four zero calorie Virgil’s versions; two China Cola beverages (regular and cherry); two Sonoma Sparkler sparkling juices; three kinds of  ginger candies (crystallized ginger, ginger chews and peanut butter ginger chews); and three flavors of ginger ice cream (Original, Green Tea, and Chocolate).  In 2010 the Company introduced its nausea relief product and reformulated its Virgil’s diet products into its new ZERO line with stevia natural sweetener.

The Company sells its products primarily in upscale gourmet and natural food stores and supermarket chains in the United States and Canada.

B)	Cash

Cash includes unrestricted deposits.

C)	Use of Estimates

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

The allowance for doubtful accounts and returns and discounts is established through a provision for returns and discounts charged against sales. Receivables are charged off against the allowance when payments are received or products returned. The allowance for doubtful accounts and returns and discounts as of December 31, 2011 was approximately $135,000 and December 31, 2010 was approximately $105,000.

E)	Property and Equipment and Related Depreciation

Property and equipment is stated at cost. Depreciation is calculated using accelerated and straight-line methods over the estimated useful lives of the assets as follows:

Property and Equipment Type	Years of Depreciation
Building	39 years
Machinery and equipment	5-12 years
Vehicles	5 years
Office equipment	5-7 years

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The Company did not recognize impairment for the years ended December 31, 2011 and 2010.

F)	Intangible Assets and Impairment Policy

The Company records intangible assets in accordance with FASB ASU Topic 350 “Intangibles – Goodwill and Other”.  Intangible assets consist mostly of brand names and are deemed to have indefinite lives not subject to annual amortization. Intangible assets which have finite lives are amortized on a straight line basis over their remaining useful life; they are also subject to annual impairment reviews.

Management regularly reviews intangible assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. No impairments were identified for the years ended December 31, 2011 and 2010.

G)	Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000 at December 31, 2011. The Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the years ended December 31, 2011 and 2010.

During the year ended December 31, 2011, the Company had two customers who accounted for approximately 28% and 11% of its sales, respectively; and during the year ended December 31, 2010 the Company had three customers who accounted for approximately 29% and 11% and 10% of its sales, respectively. No other customer accounted for more than 10% of sales in either year. As of December 31, 2011 the Company had accounts receivable due from two customers who comprised $475,000 (27%), and $264,000 (15%), respectively, of its total accounts receivable; and as of December 31, 2010 the Company had accounts receivable due from three customers who comprised $199,000 (14%), $197,000 (14%), and $159,000 (11%), respectively, of its total accounts receivable.

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
Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
Level 3—Unobservable inputs based on the Company's assumptions.

The Company has no such assets or liabilities recorded to be valued on the basis above at December 31, 2011 and 2010.

I)	Cost of sales

The Company classifies cost of sales in two categories. Cost of tangible goods sold is comprised of the costs of raw materials and packaging utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs.  Cost of goods sold – idle capacity consists of direct production costs in excess of charges allocated to finished goods in production. Plant costs include labor costs, production supplies, repairs and maintenance, and inventory write-off.  Charges for labor and overhead allocated to finished goods are determined on a market cost basis, which is lower than the actual costs incurred.  Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced.  Expenses not related to the production of our products are classified as operating expenses.

J)	Delivery and Handling Expenses

Shipping and handling costs are comprised of purchasing and receiving costs, inspection costs, warehousing costs, transfer freight costs, and other costs associated with product distribution after manufacture and are included as part of operating expenses.

K)	Income Taxes

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

L)	Revenue Recognition

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

The Company accounts for certain sales incentives, including slotting fees, as a reduction of gross sales. These sales incentives for the years ended December 31, 2011 and 2010 approximated $1,463,000 and $933,000, respectively.

M)	Net Loss Per Share

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

For the years ended December 31, 2011 and 2010 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of the following as of:

	December 31,
	2011	2010
Warrants	2,006,870	2,009,028
Series A Preferred Stock	186,484	186,484
Series B Preferred Stock	562,905	600,362
Options	1,172,000	840,000
Total	3,928,259	3,635,874

N)	Advertising Costs

Advertising costs are expensed as incurred and are included in selling expense in the amount of $25,000 and $171,000, for the years ended December 31, 2011 and 2010, respectively.

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

Q)	Reclassification

In presenting the Company’s statement of operations for the year ended December 31, 2010, the Company previously presented $1,728,000 of delivery and handling expenses as part of cost of goods sold. In presenting the Company’s statement of operations for the year ended December 31, 2011, the Company has reclassified the delivery and handling expenses to operating expenses.

(2)	Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market, and is comprised of the following as of:

	December 31, 2011	December 31, 2010
Raw Materials and Packaging	$3,538,000	$2,328,000
Finished Goods	2,561,000	2,227,000
	$6,099,000	$4,555,000

(3)	Property and Equipment

Fixed assets are comprised of the following as of:

	December 31, 2011	December 31, 2010
Land	$1,108,000	$1,108,000
Building	1,708,000	1,551,000
Vehicles	320,000	320,000
Machinery and equipment	1,702,000	1,454,000
Office equipment	413,000	392,000
	5,251,000	4,828,000
Accumulated depreciation	(1,739,000)	(1,178,000)
	$3,512,000	$3,650,000

Depreciation expense for the years ended December 31, 2011 and 2010 was $561,000 and $452,000, respectively.

Machinery and equipment at December 31, 2011 and 2010 includes equipment held under capital leases of $294,000 and $227,000, respectively. Accumulated depreciation on equipment held under leases was $104,000 and $53,000 as of December 31, 2011 and 2010, respectively.

(4)	Intangible Assets

Brand Names

Brand names consist of three trademarks for natural beverages,. As long as the Company continues to renew its trademarks, these intangible assets will have an indefinite life. Accordingly, they are not subject to amortization. The Company determines fair value for brand names by reviewing the net sales of the associated beverage and applying industry multiples for which similar beverages are sold. The carrying amounts for brand names were $1,029,000 as of December 31, 2011 and 2010.

Deferred Financing Fees

Deferred financing are comprised of the following as of:

	December 31, 2011	December 31, 2010
Loan fees relating to financing	$135,000	$55,000
Accumulated amortization	(50,000)	(8,000)
	$85,000	$47,000

Amortization expense for the years ended December 31, 2011 and 2010 was approximately $42,000 and $115,000 respectively.

Amortization of deferred financing fees is as follows for the years ending December 31:

Year	Amount
2012	$64,000
2013	8,000
2014	8,000
2015	3,000
2016	2,000
Total	$85,000

(5)	Line of Credit

On November 18, 2009, the Company executed a revolving line of credit (RLOC) commitment with GemCap Lending I, LLC to replace its existing line of credit.  The senior RLOC was for $3 million, based on 80% of eligible accounts receivable and 50% of eligible inventory, with a maximum inventory advance of $1.5 million.  Interest was accrued and paid monthly on outstanding loans under the credit facility at a rate of 18% per annum.  At December 31, 2010, the aggregate amount outstanding under the line of credit was $2,038,000 and the Company had approximately $52,000 of availability on the line of credit.  The loan was secured by all of the business assets of the Company and was personally guaranteed by the principal shareholder and chief executive officer.

On November 9, 2011, the Company entered into a Loan and Security Agreement with PMC Financial Services Group, LLC.  The Loan and Security Agreement replaced the Company’s existing RLOC and added a $750,000 term loan to the credit (see Note 7).  The RLOC is for $3 million, based on 85% of eligible accounts receivable and 50% of eligible inventory. The interest rate on the revolving line of credit is at the prime rate plus 3.75% (7% at December 31, 2011).  The three-year Agreement is secured by all of the unencumbered assets of the Corporation. There is an early termination fee of 2% of the maximum revolver amount during the first two years and 1% of the maximum revolver during the third year. The Agreement includes a financial covenant debt service coverage ratio that is effective if the credit availability under the RLOC falls below $100,000.  On November 30, 2011, the maximum RLOC amount was temporarily raised to $3.5 million, and on February 16, 2012 the temporary maximum of $3.5 million was extended until March 30, 2012.  At December 31, 2011, the amount outstanding under the RLOC was $3,095,000 and the Company had $307,000 of availability.

(6)	Long Term Financing Obligation

Long term financing obligation is comprised of the following as of:

	December 31,
	2011	2010
Financing obligation	$2,944,000	$3,000,000
Valuation discount	(626,000)	(677,000)
	2,318,000	2,323,000
Less current portion	(71,000)	(55,000)
Long term financing obligation	$2,247,000	$2,268,000

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

In connection with the financing obligation, the Company issued an aggregate of 400,000 warrants to purchase its common stock at $1.20 per share for five years. The 400,000 warrants were valued at $752,000 and reflected as a debt discount, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the 400,000 warrants: strike price of $2.10 to $2.25; term of 5 years; volatility of 91.36% to 110.9%; expected dividends 0%; and discount rate of 2.15% to 2.20%. The 400,000 warrants were recorded as valuation discount and are being amortized over 15 years, the term of the purchase option.  Amortization of valuation discount was $50,000 and $51,000, respectively, during the years ended December 31, 2011 and 2010.

The aggregate amount due under the financing obligation at December 31, 2011 and 2010 was $2,944,000 and $3,000,000, respectively.  Aggregate future obligations under the financing obligation are as follows:

Year
2012	$71,000
2013	90,000
2014	111,000
2015	134,000
2016	160,000
Thereafter	2,378,000
Total	$2,944,000

(7)	Term Loan

	December 31,
	2011	2010
Term loan	$728,000	$-
Less current portion	(152,000)	-
Long term debt	$576,000	$-

In connection with the Loan and Security Agreement with PMC Financial Services Group, LLC (see Note 5), the Company entered into a Term Loan. The loan is for $750,000, bears interest at the prime rate plus 11.6%, which shall not be below 14.85%, is secured by all of the unencumbered assets of the Company, and is to be  repaid in 48 equal installments of principal and interest of $21,000.

Aggregate future obligations under the term loan are as follows:

Year
2011	$152,000
2012	176,000
2013	204,000
2014	196,000
Total	$728,000

(8)	Obligations Under Capital Leases

The Company leases equipment for its brewery operations with an aggregate value of $294,000 under seven non-cancelable capital leases.  Most of the leases are personally guaranteed by the Company’s chief executive officer.  Monthly payments range from $341 to $1,680 per month, including interest, at interest rates ranging from 6.51% to 17.32% per annum. At December 31, 2011, monthly payments under these leases aggregated $7,250. The leases expire at various dates through 2016.

Future minimum lease payments under capital leases are as follows:

Years Ending December 31,
2012	$87,000
2013	87,000
2014	66,000
2015	24,000
2016	10,000
Total payments	274,000
Less: Amount representing interest	65,000
Present value of net minimum lease payments	209,000
Less: Current portion	56,000
Non-current portion	$153,000

(9)	Stockholders’ Equity

Preferred Stock

Series A

Series A Preferred stock consists of 500,000 shares authorized to Series A, $10.00 par value, 5% non-cumulative, participating, preferred stock. As of December 31, 2011 and 2010 there were 46,621shares outstanding, with a liquidation preference of $10.00 per share.

These preferred shares have a 5% pro-rata annual non-cumulative dividend. The dividend can be paid in cash or, in the sole and absolute discretion of our board of directors, in shares of common stock based on its then fair market value. We cannot declare or pay any dividend on shares of our securities ranking junior to the preferred stock until the holders of our preferred stock have received the full non-cumulative dividend to which they are entitled. In addition, the holders of our preferred stock are entitled to receive pro rata distributions of dividends on an “as converted” basis with the holders of our common stock. During the year ended December 31, 2011 the Company accrued and paid a $23,000 dividend payable to the preferred shareholders, which the board of directors elected to pay through the issuance of 11,455 shares of its common stock; and during the year ended December 31, 2010 the Company accrued and paid a $23,000 dividend payable to the preferred shareholders, which the board of directors elected to pay through the issuance of 11,211 shares of its common stock.

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

The Series A preferred stock may be converted, at the option of the holder, at any time after issuance and prior to the date such stock is redeemed, into four shares of common stock, subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, recapitalization, reclassification and similar transactions. We are obligated to reserve out of our authorized but unissued shares of common stock a sufficient number of such shares to effect the conversion of all outstanding shares of Series A preferred stock. During the years ended December 31, 2011 and 2010, no shares of Series A preferred stock were converted into shares of common stock.

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

Series B

Series B Preferred stock consists of 500,000 shares authorized to Series B, $10.00 par value, 5% non-cumulative, participating, preferred stock.  As of December 31, 2011 and 2010 there were 80,415 and 85,766 shares outstanding, respectively.

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

These preferred shares have a 5% pro-rata annual non-cumulative dividend payable quarterly for a period of three years. The dividend can be paid in cash or, in the sole and absolute discretion of our board of directors, in shares of common stock based on its then fair market value. We cannot declare or pay any dividend on shares of our securities ranking junior to the preferred stock until the holders of our preferred stock have received the full non-cumulative dividend to which they are entitled. During the year ended December 31, 2011, $42,000 in dividends were accrued and $3,000 of dividends were paid by the issuance of 2,078 shares of common stock, as shares of Series B Preferred were converted into shares of common stock. During the year ended December 31, 2010, $50,000 in dividends were accrued and $6,000 of dividends were paid by the issuance of 3,394 shares of common stock.

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

The Series B preferred stock may be converted, at the option of the holder, at any time after issuance and prior to the date such stock is redeemed, into seven shares of common stock, subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, recapitalization, reclassification and similar transactions. We are obligated to reserve out of our authorized but unissued shares of common stock a sufficient number of such shares to effect the conversion of all outstanding shares of Series B preferred stock. During the year ended December 31, 2011, 5,351 shares of preferred stock were converted into 37,457 shares of common stock.  During the year ended December 31, 2010, 47,834 shares of Series B preferred stock were converted into 334,838 shares of common stock.

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

Common Stock

Common stock consists of $.0001 par value, 19,500,000 shares authorized, 10,885,833 shares issued and outstanding as of December 31, 2011 and 10,446,090 shares issued and outstanding as of December 31, 2010.

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

During the year ended December 31, 2011, the Company issued 63,873 shares of common stock for services rendered at prices ranging from $1.32 to $2.69 per share with a value of $131,000.  During the year ended December 31, 2011, the Company issued 9,000 shares of common stock at a price of $1.75 with a value of $15,000 for financing fees related to the capital leases.  The value of the shares has been recorded as deferred financing fees and are being amortized over the term of the capital leases.

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

During the years ended December 31, 2011 and 2010, the Company granted 437,000 and 245,000 options, respectively, to purchase the Company's common stock at a weighted average price of $1.48 and $2.03, respectively, to employees under the Plans.  The aggregate value of the options vesting, net of forfeitures, during the years ended December 31, 2011 and 2010 was $210,000 and $198,000, respectively, and has been reflected as compensation cost. As of December 31, 2011, the aggregate value of unvested options was $299,000, which will be amortized as compensation cost as the options vest, over 2 - 3 years. On December 23, 2011, the Company repriced 20,000 employee options to an exercise price of $1.14, which were previously $2.06 per share; and extended the termination date of 420,000 employee options until December 22, 2016.  Such options previously were to expire on dates that were between 8 months and 48 months from the extension date.  The total increase in stock compensation expense, as a result of the repricing and extensions, was $53,000; of which $48,000 was recognized in the year ended December 31, 2011 and $5,000 will be expensed in 2012.  During the year ended December 31, 2010 there were 8,333 stock options exercised at a price of $0.75 per share resulting in proceeds to the Company of $6,000.  No options were exercised in 2011.

The weighted-average grant date fair value of options granted during 2011 and 2010 was $0.66 and $0.86, respectively.  The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table.  For purposes of determining the expected life of the option, an average of the estimated holding period is used. The risk-free rate for periods within the contractual life of the options is based on the U. S. Treasury yield in effect at the time of the grant.

	Year ended December 31,
	2011	2010
Expected volatility	48%- 92%	44%- 78%
Weighted average volatility	61%	63%
Expected dividends	—	—
Expected average term (in years)	3.0	3.0
Risk free rate - average	1.30%	1.74%
Forfeiture rate	0%	0%

A summary of option activity as of December 31, 2011 and changes during the two years then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	690,000	$1.74
Granted	245,000	$2.03
Exercised	(8,333)	$0.75
Forfeited or expired	(86,667)	$2.62
Outstanding at December 31, 2010	840,000	$1.74
Granted	437,000	$1.48
Exercised	-	-
Forfeited or expired	(105,000)	$2.59
Outstanding at December 31, 2011	1,172,000	$1.55	4.4	$133,000
Exercisable at December 31, 2011	667,000	$1.50	4.2	$133,000

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s stock, which was $1.11 as of December 31, 2011.

A summary of the status of the Company’s nonvested shares granted under the Company’s stock option plan as of December 31, 2011 and changes during the year then ended is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2010	385,000	$0.77
Granted	437,000	$0.66
Vested	(242,000)	$0.56
Forfeited	(75,000)	$0.99
Nonvested at December 31, 2011	505,000	$0.74

Additional information regarding options outstanding as of December 31, 2011 is as follows:

	Options Outstanding at December 31, 2011			Options Exercisable at December 31, 2011
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $1.99	852,000	4.69	$1.00	570,333	$0.92
$2.00 - $4.99	270,000	4.08	$2.16	46,667	$2.05
$5.00 - $6.99	-	-	-	-	-
$7.00 - $8.50	50,000	0.42	$7.55	50,000	$7.55
	1,172,000			667,000

B)	Warrants

During the year ended December 31, 2008, 200,000 warrants were granted in connection with a distribution agreement between the Company and a company which is owned by two brothers of Christopher Reed, President of the Company.  The warrants are issuable only upon the attainment of certain international product sales goals.  The warrants will be valued and a corresponding expense will be recorded upon the attainment of the sales goals identified when the warrants were granted.  In April 2009, the 200,000 warrants were re-priced to $1.35 from a weighted average price of $2.77.  Since these are performance-based warrants and no performance criteria have been met as of December 31, 2011, no expense was recognized in the re-pricing of these warrants.

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

On April 8, 2011, the Company granted to a consultant 250,000 warrants to purchase common stock at a price of $3.00 for five years.  The warrants vest monthly over 24 months.  In October 2011, the consultant agreement was terminated, so no further vesting shall occur on these warrants.  During the year ended December 31, 2011, 62,500 of such warrants vested, resulting in expense of $42,000, and 187,500 of such warrants were forfeited.
The following table summarizes warrant activity for the two years ended December 31, 2011:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,991,690	$4.70
Granted	86,783	$2.09
Exercised	-	-
Forfeited or expired	(69,445)	$1.80
Outstanding at December 31, 2010	2,009,028	$4.68
Granted	396,342	$2.93
Exercised	(11,000)	$2.25
Forfeited or expired	(387,500)	$4.86
Outstanding at December 31, 2011	2,006,870	$4.32	1.7	-
Exercisable at December 31, 2011	1,806,870	$4.55	1.7	-

The aggregate intrinsic value was calculated, as of December 31, 2011, as the difference between the market price and the exercise price of the Company’s stock, which was $1.11 as of December 31, 2011.

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

	Year ended December 31,
	2011	2010
Expected volatility	48% - 76%	61% - 70%
Weighted average volatility	54%	70%
Expected dividends	-	-
Expected term (in years)	5	5
Risk free rate	1.6%	2.4%

The weighted-average grant date fair value of warrants granted during 2011 and 2010 was $0.70 and $0.98 respectively.

The following table summarizes the outstanding warrants to purchase Common Stock at December 31, 2011:

Number	Exercise Price	Expiration Dates
400,000	$1.20	May 2014
200,000	$1.35	May 2013
33,796	$1.79	December 2014
3,575	$1.79	February 2015
83,208	$2.10	August 2015
162,454	$2.25	April 2015
121,952	$2.77	February 2016
62,500	$3.00	April 2016
24,390	$3.08	August 2016
165,000	$6.60	June 2012
749,995	$7.50	June 2012
2,006,870

(11)	Income Taxes

At December 31, 2011 and 2010, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $17.0 million and $16.3 million for Federal purposes, respectively, and $12.9 million and $12.5 million for state purposes respectively. The Federal carryforward expires in 2032 and the state carryforward expires in 2017. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

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

Significant components of the Company’s deferred income tax assets are as follows as of:

	December 31, 2011	December 31, 2010
Deferred income tax asset:
Net operating loss carry forward	$6,150,000	$5,900,000
Valuation allowance	(6,150,000)	(5,900,000)
Net deferred income tax asset	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Year Ended
	December 31,
	2011		2010
Federal Statutory tax rate	(34	) %	(34	) %
State tax, net of federal benefit	(5	) %	(5	) %
Change in valuation	(39	) %	(39	) %
Allowance	39%		39%
Effective tax rate	-%		-%

(12)	Commitments and Contingencies

Lease Commitments

The Company leases machinery and warehouse space under non-cancelable operating leases. Rental expense for the years ended December 31, 2011 and 2010 was $129,000 and $108,000, respectively.

Future payments under these leases as of December 31, 2011 are as follows:

Year ending December 31,	Amount
2012	$33,000
2013	-
2014	-
Total	$33,000

Other Commitments

The Company has entered into contracts with customers with clauses that commit the Company to fees if the Company terminates the agreement early or without cause.  The contracts call for the customer to have the right to distribute the Company’s products to a defined type of retailer within a defined geographic region.  If the Company should terminate the contract or not automatically renew the agreements, amounts would be due to the customer.  As of December 31, 2011 and 2010, the Company has no plans to terminate or not renew any agreement with any of their customers; therefore no fees have been accrued in the accompanying financial statements.

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

During the year ended December 31, 2008, the Company entered into an agreement for the distribution of its products internationally. The agreement is between the Company and a company controlled by two brothers of Christopher Reed, Chief Executive Officer of the Company. The agreement remains in effect until terminated by either party and requires the Company to pay 10% of the defined sales of the previous month. During the year ended December 31, 2011, the Company paid commissions on sales of $66,000, and during the year ended December 31, 2010, the Company paid commissions on sales of $51,000.  During the year ended December 31, 2008, 200,000 warrants were granted in connection with this distribution agreement. On April 23, 2009, the Company repriced the warrants to $1.35, the market value on that date.  The warrants are issuable only upon the attainment of certain international product sales. No warrants vested during the year ended December 31, 2011. The warrants will be valued and a corresponding expense will be recorded upon the attainment of the sales goals identified when the warrants were granted.

(15)	Subsequent Events

The Company paid monthly consulting fees of $5,000 in each of January, February and March 2012 by issuing 4,425 shares of common stock at $1.13 per share; 3,171 shares of common stock at $1.58 per share; and 3,311 shares of common stock at $1.51 per share, respectively.

From January 1, 2012 until March 14, 2012, holders of Series B preferred stock converted 6,105 shares into 42,735 shares of common stock.  Accrued Series preferred stock dividends of $4,000 were paid on the converted shares by issuing 4,212 shares of common stock.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of  2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

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

Item 9B.   Other Information

Submission of Matters to a Vote of Security Holders

The 2011 Annual Meeting of Stockholders of the Company was held on December 30, 2011.  At the meeting, the following individuals were elected as directors of the Company and received the number of votes set opposite their respective names:

Director	Votes For	Votes Against	Votes Withheld, Abstentions, Broker Non-Votes
Christopher J. Reed	5,077,600	1,298,027	-
Judy Holloway Reed	4,749,437	1,626,190	-
Mark Harris	4,801,186	1,574,441	-
Dr. D.S.J. Muffoletto, N.D.	4,399,061	1,976,566	-
Michael Fischman	3,639,508	2,736,119	-

In addition, at the meeting, our stockholders ratified the appointment by the board of directors of Weinberg & Company, P.A. as the Company’s independent registered public accounting firm for the 2011 fiscal year; with 8,218,817 votes for, 168,322 votes against, and 609,734 Abstention/non-broker votes.

PART III

Item 10.     Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

General

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their death, resignation or removal. Officers serve at the discretion of the board of directors. Our board members are encouraged to attend meetings of the board of directors and the annual meeting of stockholders. The board of directors held nine meetings in 2011. The following table sets forth certain information with respect to our current directors and executive officers:

Name	Position	Age

Christopher J. Reed	President, Chief Executive Officer and Chairman of the Board	53
James Linesch	Chief Financial Officer	57
Thierry Foucaut	Chief Operating Officer	47
Judy Holloway Reed	Secretary and Director	52
Mark Harris	Director	56
Daniel S.J. Muffoletto	Director	57
Michael Fischman	Director	56

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

•
been subject to, or party to, any judicial or administrative order, judgment, decree , or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation  of (i) any Federal or State securities or commodities law or regulation, (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Our Audit Committee is comprised of Dr. Muffoletto, Mr. Harris and Mr. Fischman. Dr. Muffoletto serves as Chairman of the Audit Committee. The board of directors has determined that the three members of the Audit Committee are independent under the rules of the SEC and the Nasdaq National Market and that Dr. Muffoletto qualifies as an “audit committee financial expert,” as defined by the rules of the SEC. Our board of directors has adopted a written charter for the Audit Committee meeting applicable standards of the SEC and the Nasdaq Capital Market.

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

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Reed’s under 17 CFR 240.16a-3(e) during our most recent fiscal year and Forms 5 and amendments thereto furnished to Reed’s with respect to our most recent fiscal year or written representations from the reporting persons, we believe that during the year ended December 31, 2011 our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

Item 11.    Executive Compensation

The following table summarizes all compensation for fiscal years 2011 and 2010 received by our principal executive officer, principal financial officer and chief operating officer, who are the only executive officers of the Company in fiscal year 2011, our “Named Executive Officers”.

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards ($)(1)	Non- Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation		Total

Christopher J. Reed,	2011	$190,000	$3,045		-	$19,000	-	-	$4,616	(2)	$216,661
Chief Executive Officer Principal Executive Officer)	2010	$200,000	-		$10,300	-	-	-	$4,616	(2)	$214,916

James Linesch,	2011	$175,400	$3,045		-	$15,200	-	-	-		$193,645
Chief Financial Officer(Principal Financial Officer)	2010	$161,942	-		$10,300	$13,000	-	-	-		$185,242

Thierry Foucaut,	2011	$180,000	$3,045	$		$9,500					$192,545
Chief Operating Officer	2010	$165,625	$51,000		$35,300	-					$251,925

(1)
The amounts represent the fair value for all share-based payment awards, calculated on the date of grant in accordance with Financial Accounting Standards, excluding any impact of assumed forfeiture rates.

(2)	Represents value of automobile provided to Christopher J. Reed.

Employment Agreements

There are no employment agreements with our executive officers.  Mr. Reed is currently paid an annual Salary of $190,000; Mr. Linesch is currently paid an annual salary of 175,000; and Mr. Foucaut is currently paid an annual salary of $180,000. Any bonuses are discretionary.  In the event of a sale of Reed’s, Inc., should Mr. Linesch’s employment terminate during the first 12 months after the sale, he will be entitled to three months severance based on his compensation level at that time.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2011.

Name and Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Christopher J. Reed, Chief Executive Officer	-	50,000	(1)	-	$ 1.14	12/22/16
James Linesch, Chief Financial Officer	50,000	25,000	(2)		$ 1.30	12/22/16
	6,667	13,333	(3)		$ 1.14	12/22/16
	-	40,000	(4)		$ 1.14	12/22/16
Thierry Foucaut, Chief Operating Officer	50,000	-			$ 7.55	06/03/12
	50,000	-			$ 1.34	12/22/16
	-	25,000	(5)		$ 1.14	12/22/16

Vesting of Options:
(1)	25,000 will vest on 12/23/12 and 25,000 will vest on 12/23/13
(2)	25,000 vested on 01/03/12.
(3)	6,666 will vest on 12/30/12 and on 12/30/13
(4)	20,000 will vest on 12/23/12 and 20,000 will vest on 12/23/13
(5)	12,500 will vest on 12/23/12 and 12,500 will vest on 12/23/13

Director Compensation

The following table summarizes the compensation paid to our directors for the fiscal year ended December 31, 2011:

Name	Fees Earned or Paid in Cash		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Judy Holloway Reed	$900						$900
Mark Harris	$0						$0
Daniel S.J. Muffoletto	$11,893	(1)					$11,893
Michael Fischman	$675						$675

(1)	Since November 2007, Dr. Muffoletto receives $833 per month to serve as the Chairman of the Audit Committee.

Item 12.    Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table reflects, as of March 8, 2012, the beneficial common stock ownership of: (a) each of our directors, (b) each of our current named executive officers, (c) each person known by us to be a beneficial holder of 5% or more of our common stock, and (d) all of our executive officers and directors as a group.

Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.  Unless otherwise indicated, the principal address of each listed executive officer and director is 13000 South Spring Street, Los Angeles, California 90061.

Name ofNamed Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)

Directors and Named Executive Officers
Christopher J. Reed (2)	3,158,238	28.9
Judy Holloway Reed (2)	3,158,238	28.9
Mark Harris (3)	4,031	*
Daniel S.J. Muffoletto, N.D.	0	*
Michael Fischman	0	*
James Linesch (4)	92,667	*
Thierry Foucaut (5)	110,000	1.0

Directors and executive officers as a group (7 persons)	3,364,936	30.3

5% or greater stockholders
Joseph Grace (5)	500,000	4.6
Pearl Elias (6)	1,235,391	11.1

 *   Less than 1%.
(1)
Beneficial ownership is determined in accordance with the rules of the SEC.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 8, 2012 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants but are not deemed outstanding for computing the percentage ownership of any other stockholder.  Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name.  Percentage of ownership is based on approximately 10,941,397 shares of common stock outstanding as of March 8, 2012.

(2)
Christopher J. Reed and Judy Holloway Reed are husband and wife.  The same number of shares of common stock is shown for each of them, as they may each be deemed to be the beneficial owner of all of such shares.  Does not include options to purchase up to 50,000 shares of common stock which vest over two years.

(3)	The address for Mr. Harris is 160 Barranca Road, Newbury Park, California 91320.
(4)	Consists of 11,000 shares of common stock and options to purchase 86,667 shares of common stock. Does not include options to purchase 53,333 shares of common stock vesting over two years.
(5)
Consists of 10,000 shares of common stock and options to purchase up to 100,000 shares of common stock. Does not include options to purchase up to 25,000 shares of common stock which vest over two years.

(5)	The address for Mr. Grace is 1900 West Nickerson Street, Suite 116, PMB 158, Seattle, Washington 98119.
(6)	The address for Mrs. Elias is P.O. Box 340, Merion Station, Pennsylvania 19066. Consists of 1,067,863 shares of common stock and warrants to purchase 167,528 shares of common stock.

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

During the years December 31, 2011 and 2010, we have participated in the following transactions in which a related person had or will have a direct or indirect material interest:

Judy Holloway Reed, our Secretary and director, is Christopher J. Reed’s spouse.

During the year ended December 31, 2008, the Company entered into an agreement for the distribution of its products internationally. The agreement is between the Company and a company controlled by two brothers of Christopher Reed, Chief Executive Officer of the Company. The agreement remains in effect until terminated by either party and requires the Company to pay 10% of the defined sales of the previous month. During the year ended December 31, 2011, the Company paid commissions on sales of $66,000, and during the year ended December 31, 2010, the Company paid commissions on sales of $51,000.  During the year ended December 31, 2008, 200,000 warrants were granted in connection with this distribution agreement. On April 23, 2009, the Company repriced the warrants to $1.35, the market value on that date.  The warrants are issuable only upon the attainment of certain international product sales. No warrants vested during the year ended December 31, 2011. The warrants will be valued and a corresponding expense will be recorded upon the attainment of the sales goals identified when the warrants were granted.

Item 14.    Principal Accounting Fees and Services

Weinberg & Company, P.A. (“Weinberg”) was our independent registered public accounting firm for the years ended December 31, 2011 and 2010.

The following table shows the fees paid or accrued by us for the audit and other services provided by Weinberg for the years ended December 31, 2011 and 2010.

	2011	2010

Audit Fees	$100,000	$89,000
Audit-Related Fees	0	0
Tax Fees	5,000	4,000
All Other Fees	0	0
Total	$105,000	$93,000

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

Audit Fees

Services provided to us by Weinberg with respect to such periods consisted of the audits of our financial statements and limited reviews of the financial statements included in Quarterly Reports on Form 10-Q. Weinberg also provided services with respect to the filing of our registration statements in 2011 and 2010.

Audit Related Fees

Weinberg did not provide any professional services to us with which would relate to “audit related fees.”

Tax Fees

Weinberg prepared our 2010 and 2009 Federal and state income taxes.

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

Date: March 26, 2012	REED’S, INC. a Delaware corporation

	By:	/s/ Christopher J. Reed
Christopher J. Reed Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. REED	Chief Executive Officer, President and Chairman of the Board of Directors	March 26, 2012
Christopher J. Reed	(Principal Executive Officer)

/s/ JAMES LINESCH	Chief Financial Officer	March 26, 2012
James Linesch	(Principal Financial Officer and Principal Accounting Officer)

/s/ JUDY HOLLOWAY REED	Director	March 26, 2012
Judy Holloway Reed

/s/ MARK HARRIS	Director	March 26, 2012
Mark Harris

/s/ DANIEL S.J. MUFFOLETTO	Director	March 26, 2012
Daniel S.J. Muffoletto

	Director	March 26, 2012
Michael Fischman

  EXHIBIT INDEX

3.1	Certificate of Incorporation of Reed’s, Inc. as filed September 7, 2001 (Incorporated by reference to Exhibit 3.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
3.2
Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc. as filed September 27, 2004 (Incorporated by reference to Exhibit 3.2 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.3
Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc. as filed December 18, 2007 (Incorporated by reference to Exhibit 3.3 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))

3.4
Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Reed’s, Inc. as filed October 12, 2004 (Incorporated by reference to Exhibit 3.3 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.5
Certificate of Correction to Certificate of Designations as filed November 10, 2004 (Incorporated by reference to Exhibit 3.4 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.6	Amended Certificate of Designation of Series B Convertible Preferred Stock, filed December 4, 2009 (filed herewith)
3.7	Bylaws of Reed’s Inc., as amended (Incorporated by reference to Exhibit 3.5 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
4.1	Form of common stock certificate (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
4.2	Form of Series A preferred stock certificate (Incorporated by reference to Exhibit 4.2 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
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

10.13**	2007 Stock Option Plan (Incorporated by reference to Exhibit 10.22 to Reed's, Inc.'s Form 10K filed March 27, 2009)
10.14*	2009 Consultant Stock Plan (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form S-8 (File No.333-157359))
10.15*	2010 Incentive Stock Plan (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form S-8 (File No. 333-165906))
10.16*	2010-2 Incentive Stock Plan (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form S-8 (File No. 333-166575))

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
10.15
Loan and Security Agreement between PMC Financial Services Group, LLC and Reed’s, Inc. dated November 8, 2011 (Incorporated by reference to Exhibit 10.15 to Reed’s, Inc.’s Form 10Q as filed November 14, 2011)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-157359))
21	Subsidiaries of Reed’s, Inc., filed herewith.
23.1	Consent of Weinberg & Co., P.A., filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

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