Form 10-Q
period 2012-03-31
REEDS INC
filed 2012-05-14
CIK 1140215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from_____ to______

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 10,979,558 shares of Common Stock outstanding as of May 10, 2012.

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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

REED’S, INC.
CONDENSED BALANCE SHEETS
	March 31, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets:
Cash	$101,000	$713,000
Inventory	6,212,000	6,099,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $135,000 and $135,000, respectively	2,090,000	1,626,000
Prepaid inventory	238,000	168,000
Prepaid and other current assets	150,000	123,000
Total Current Assets	8,791,000	8,729,000

Property and equipment, net of accumulated depreciation of $1,891,000 and $1,739,000, respectively	3,470,000	3,512,000
Brand names	1,029,000	1,029,000
Deferred financing fees, net of amortization of $69,000 and $50,000, respectively	67,000	85,000
Total assets	$13,357,000	$13,355,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,543,000	$2,310,000
Accrued expenses	200,000	196,000
Dividends payable	84,000	83,000
Recycling fees payable	84,000	111,000
Line of credit	3,021,000	3,095,000
Current portion of long term financing obligation	76,000	71,000
Current portion of capital leases payable	58,000	56,000
Current portion of term loan	157,000	152,000
Total current liabilities	6,223,000	6,074,000

Long term financing obligation, less current portion, net of discount of $614,000 and $626,000, respectively	2,240,000	2,247,000
Capital leases payable, less current portion	137,000	153,000
Term loan, less current portion	535,000	576,000
Total Liabilities	9,135,000	9,050,000

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 46,621 shares issued and outstanding	466,000	466,000
Series B Convertible Preferred stock, $10 par value, 500,000 shares authorized, 72,310 and 80,415 shares issued and outstanding, respectively	723,000	804,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 10,960,088 and 10,885,797 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	23,055,000	22,924,000
Accumulated deficit	(20,023,000)	(19,890,000)
Total stockholders’ equity	4,222,000	4,305,000
Total liabilities and stockholders’ equity	$13,357,000	$13,355,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	Three months ended March 31,
	2012	2011

Sales	$6,539,000	$5,140,000

Cost of tangible goods sold	4,185,000	3,321,000
Cost of goods sold – idle capacity	369,000	402,000

Gross profit	1,985,000	1,417,000

Operating expenses:
Delivery and handling expenses	479,000	388,000
Selling and marketing expense	722,000	580,000
General and administrative expense	740,000	655,000
Total operating expenses	1,941,000	1,623,000

Income (loss) from operations	44,000	(206,000)

Interest expense	(168,000)	(159,000)

Net loss	(124,000)	(365,000)

Preferred stock dividend	(9,000)	(11,000)

Net loss attributable to common stockholders	$(133,000)	$(376,000)

Loss per share available to common stockholders - basic and diluted	$(0.01)	$(0.04)
Weighted average number of shares outstanding - basic and diluted	10,921,076	10,619,242

The accompanying notes are an integral part of these condensed financial statements

 REED’S, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three months ended March 31, 2012
(unaudited)
			Series A		Series B		Additional		Total
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2011	10,885,833	$1,000	46,621	$466,000	80,415	$804,000	$22,924,000	$(19,890,000)	$4,305,000
Fair Value of common stock issued for services	10,907	-	-	-	-	-	15,000	-	15,000
Common stock issued upon conversion of Series B preferred stock	56,735	-	-	-	(8,105)	(81,000)	81,000	-	-
Cashless exercise of stock options	1,021	-	-	-	-	-	-	-	-
Fair value vesting of options issued to employees	-	-	-	-	-	-	26,000	-	26,000
Series B preferred stock dividend	-	-	-	-	-	-	-	(9,000)	(9,000)
Common stock paid for Series B preferred stock dividend	5,592	-	-	-	-	-	9,000	-	9,000
Net loss	-	-	-	-	-	-	-	(124,000)	(124,000)
Balance, March 31, 2012	10,960,088	$1,000	46,621	$466,000	72,310	$723,000	$23,055,000	$(20,023,000)	$4,222,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(124,000)	$(365,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183,000	144,000
Fair value of stock options issued to employees	26,000	50,000
Fair value of common stock issued for services and bonus	15,000	42,000
Changes in assets and liabilities:
Accounts receivable	(464,000)	(273,000)
Inventory	(113,000)	398,000
Prepaid inventory and prepaid other current assets	(97,000)	21,000
Accounts payable	233,000	(508,000)
Accrued expenses	5,000	(18,000)
Recycling fees payable	(27,000)	(31,000)
Net cash used in operating activities	(363,000)	(540,000)
Cash flows from investing activities:
Purchase of property and equipment	(110,000)	(167,000)
Net cash used in investing activities	(110,000)	(167,000)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	-	672,000
Proceeds from warrant exercises	-	25,000
Principal repayments on long term financing obligation	(15,000)	(11,000)
Principal repayments on capital lease obligation	(14,000)	(9,000)
Principal repayments on notes payable	-	(27,000)
Principal repayments on term loan	(36,000)	-
Net repayments on lines of credit	(74,000)	(3,000)
Net cash (used in) provided by financing activities	(139,000)	647,000
Net decrease in cash	(612,000)	(60,000)
Cash at beginning of period	713,000	1,084,000
Cash at end of period	$101,000	$1,024,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$168,000	$118,000
Non cash investing and financing activities:
Series B Preferred stock converted to common stock	$81,000	$39,000
Series B Preferred stock dividend payable in common stock	$9,000	$11,000
Common stock issued in settlement of Series B preferred stock dividend	$8,000	$2,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three months Ended March 31, 2012 and 2011 (UNAUDITED)

1.   Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reeds, Inc. (the "Company"), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2012 and the results of operations and cash flows for the three months ended March 31, 2012 and 2011. The balance sheet as of December 31, 2011 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 22, 2012.

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

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2012.

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

For the three months ended March 31, 2012 and 2011 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of the following as of:

	March 31,	March 31,
	2012	2011
Warrants	1,806,870	2,144,370
Series A Preferred Stock	186,484	186,484
Series B Preferred Stock	506,170	573,062
Options	1,097,000	930,000
Total	3,596,524	3,833,916

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU No. 2011-04 effective January 1, 2012 and it did not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company adopted ASU 2011-05 effective January 1, 2012 and it did not affect the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company adopted ASU 2011-08 effective January 1, 2012.  We do not believe that the adoption of this new accounting guidance will have a significant effect on our goodwill impairment assessments in the future.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013.  The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations, financial condition, or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the three months ended March 31, 2012.

During the three months ended March 31, 2012 and 2011, the Company had two customers, which accounted for approximately 32% and 14% of sales in 2012, and 30% and 14%  of sales in 2011, respectively. No other customers accounted for more than 10% of sales in either year. As of March 31, 2012 the Company had accounts receivable due from a customer who comprised $632,000 (30%) of its total accounts receivable and as of December 31, 2011 the Company had accounts receivable due from two customers who comprised $475,000 (27%), and $264,000 (15%), respectively, of its total accounts receivable.

Advertising

Advertising costs are expensed as incurred.  For the three months ended March 31, 2012 and 2011, advertising costs were $18,000 and $29,000, respectively.

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

The Company had no such assets or liabilities recorded to be valued on the basis above at March 31, 2012 or December 31, 2011.

2.      Inventory

Inventory consists of the following as of:

	March 31, 2012	December 31, 2011
Raw Materials and packaging	$3,292,000	$3,538,000
Finished Goods	2,920,000	2,561,000
	$6,212,000	$6,099,000

3.      Property and Equipment

Property and equipment are comprised of the following as of:

	March 31, 2012	December 31, 2011
Land	$1,108,000	$1,108,000
Building	1,717,000	1,708,000
Vehicles	320,000	320,000
Machinery and equipment	1,802,000	1,702,000
Office equipment	414,000	413,000
	5,361,000	5,251,000
Accumulated depreciation	(1,891,000)	(1,739,000)
	$3,470,000	$3,512,000

Machinery and equipment at March 31, 2012 and December 31, 2011 includes equipment held under capital leases of $294,000.  Accumulated depreciation on equipment held under capital leases was $115,000 and $104,000 at March 31, 2012 and December 31, 2011, respectively.

4.         Line of Credit

At March 31, 2012 and December 31, 2011, the aggregate amount outstanding under the line of credit was $3,021,000 and $3,095,000 respectively, and the Company had approximately $213,000 of availability on this line of credit at March 31, 2012. The interest rate on the revolving line of credit is at the prime rate plus 3.75% (7% at March 31, 2012)  The line of credit is for $3,000,000, based on 85% of eligible accounts receivable and 50% of eligible inventory.  The line of credit is secured by substantially all of the Company’s assets.  On November 30, 2011, the maximum RLOC amount was temporarily raised to $3.5 million, with subsequent extensions through May 31, 2012.  On May 11, 2012, the RLOC was amended to increase the line from $3,000,000 to $4,000,000.

5.         Term Loan

	March 31, 2012	December 31, 2011
Term loan	$692,000	$728,000
Less current portion	(157,000)	(152,000)
Long term debt	$535,000	$576,000

The term loan bears interest at the prime rate plus 11.6%, which shall not be below 14.85%, is secured by all of the unencumbered assets of the Company, and is to be repaid in 48 equal installments of principal and interest of $21,000.

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

In connection with the financing obligation, the Company issued an aggregate of 400,000 warrants to purchase its common stock at $1.20 per share for five years. The 400,000 warrants were valued at $752,000 and reflected as a debt discount, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the 400,000 warrants: strike price of $2.10 to $2.25; term of 5 years; volatility of 91.36% to 110.9%; expected dividends 0%; and discount rate of 2.15% to 2.20%. The 400,000 warrants were recorded as valuation discount and are being amortized over 15 years, the term of the purchase option.  Amortization of valuation discount during the three months ended March 31, 2012 and 2011 was $12,000 and $13,000, respectively.

Long term financing obligation is comprised of the following as of:

	March 31, 2012	December 31, 2011
Financing obligation	$2,930,000	$2,944,000
Valuation discount	(614,000)	(626,000)
	2,316,000	2,318,000
Less current portion	(76,000)	(71,000)
Long term financing obligation	$2,240,000	$2,247,000

7.        Stockholders’ Equity

Preferred Stock

During the three months ended March 31, 2012 and 2011, there were no dividends declared on the Series A Preferred stock.   Dividends accrue quarterly on the Series B Convertible Preferred shares outstanding at the end of the quarter.  During three months ended March 31, 2012, the Company accrued dividends of $9,000.  Dividends have been paid in common stock at the time of conversion of the Series B Convertible Preferred Stock into common stock.  During the three months ended March 31, 2012, 8,105 shares of Series B Convertible Preferred Stock were converted into 56,735 shares of common stock, in accordance with the original certificate of designation, and $8,000 of accrued dividends were paid on conversion, through the issuance of 5,592 shares of common stock.

Common Stock

During the three months ended March 31, 2012, the Company issued 10,907 shares of common stock for services at prices ranging from $1.13 to $1.58 per share with a value of $15,000 for services rendered.

8.         Stock Based Compensation

Stock Options

During the three months ended March 31, 2012, the Company did not issue options. Total stock-based compensation recognized on the Company’s statement of operations for the three months ended March 31, 2012 was $26,000 as compared to 2011 expense of $50,000.  As of March 31, 2012, the aggregate value of unvested options was $378,000, which will vest over an average period of two or three years.  There were 3,333 stock options exercised in the three months ended March 31, 2012 at an exercise price of $1.11.  The Company allowed cash-less exercise of such options and issued 1,021 shares of common stock.

Stock options granted under our equity incentive plans generally vest over 2 to 3 years from the date of grant, 1/2 and 1/3 per year, respectively; and expire 5 years from the date of grant.  The following table summarizes stock option activity for the three months ended March 31, 2012:
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,172,000	$1.55
Granted	-	-
Exercised	(3,333)	-
Forfeited or expired	(71,667)	2.17
Outstanding at March 31, 2012	1,097,000	$1.51	4.1	$554,000
Exercisable at March 31, 2012	700,333	$1.55	3.9	$414,000

At March 31, 2012, the intrinsic value of the options was $554,000.  The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s common stock, which was $1.66 as of March 31, 2012.

The following table summarizes information about stock options at March 31, 2012:
	Options Outstanding at March 31, 2012			Options Exercisable at March 31, 2012
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $1.99	843,667	4.4	$1.01	560,333	$0.92
$2.00 - $4.99	203,333	3.8	$2.14	90,000	$2.16
$5.00 - $6.99	-	-	-	-	-
$7.00 - $8.50	50,000	0.1	$7.55	50,000	$7.55
	1,097,000			700,333

Stock Warrants

The following table summarizes stock warrant activity for the three months ended March 31, 2012:
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,006,870	$4.32
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2012	2,006,870	$4.32	1.7	$246,000
Exercisable at March 31, 2012	1,806,870	$4.65	1.8	$184,000

At March 31, 2012, the intrinsic value of the warrants was $246,000.  The intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s common stock, which was $1.66 as of March 31, 2012.

9. Subsequent Events

On April 9, 2012, the Company granted 10,000 stock options to an employee at $1.85 per share, the market price on that date. The Company also re-priced 10,000 stock options from $2.06 per share to $1.85 per share and 10,000 options from $2.43 per share to $1.85 per share.  On April 5, 2012, the Company issued 2,976 shares at $1.68, the market value, to a consultant for services rendered. During April 2012, 2,120 shares of Series B preferred stock were converted into 16,494 shares of common stock, in accordance with the terms.

On May 11, 2012, the Company’s revolving line of credit was increased from $3,000,000 to $4,000,000.

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

Overview

The results for our first quarter of 2012 demonstrate continued healthy overall revenue growth, with important improvements in our gross margins.  Our gross profit percentage overall improved to 30% in the 2012 first quarter, as compared to 28% in 2011.  The gross profit improvement of 40% in our first quarter, as compared to 2011, is driven by significant margin improvements on our branded business, as a result of per-unit cost reductions and selected price increases.  We anticipate further margin improvement on our core 12-ounce branded product sales, as well as overall in future quarters.

Our liquidity has been impacted by increases in inventory that occurred primarily in the fourth quarter of 2011. Our finished goods inventory is turning over normally and we are reducing the ingredients and packaging buildup that occurred during that period.  We have already experienced significant decreases in inventory since March 31, 2012, and our working capital is improving further as a result.  Along with our recent line of credit increase to $4,000,000, we feel that we are adequately capitalized to carry out our current business plans for 2012.

Results of Operations

Three months ended March 31, 2012 Compared to Three months ended March 31, 2011

Sales

Sales of $6,539,000 for the three months ended March 31, 2012 represented an increase of 27% from $5,140,000 in the prior year same period.  Sales growth was driven primarily by increased sales volume in our branded products as well as average price increases of approximately 4%.  Increases in private label sales also contributed to our overall sales increases, with private label revenues contributing approximately 15% of overall sales in the quarter ended March 31, 2012, as compared to approximately 7% in 2011.

Cost of Tangible Goods Sold

Cost of tangible goods sold consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs.  Our costs of tangible goods sold of $4,185,000 for the three months ended March 31, 2012 represents a decrease in per unit costs, as compared to the 2011 same period.  We have reduced certain copack related fees and have negotiated decreases in certain raw ingredients pricing, resulting in an overall decrease in our per-unit costs of our core 12-ounce beverages of approximately 3% in 2012, as compared to 2011.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity consists of direct production costs in excess of charges allocated to our finished goods in production. Plant costs include labor costs, production supplies, repairs and maintenance, and inventory write-off.  Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis, which is lower than our actual costs incurred.  Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced.  Idle capacity expenses decreased to $369,000 in the three months ended March 31, 2012, from $402,000 in 2011.  The decrease is primarily due to higher utilization of our Los Angeles plant.  In the three months ended March 31, 2012, we produced over 20% more cases than in 2011, so more costs were absorbed into inventory by production.

Gross Profit

Our gross profit of $1,985,000 in the three months ended March 31, 2012 represents a increase of 41% from 2011.  As a percentage of sales, our gross profit increased to 30% in 2012 as compared to 27% in 2011.  The improved gross profit percentage is primarily due to lower costs of goods sold, as described above, along with selected price increases.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production.  Delivery costs increased by 24% in the three months ended March 31, 2012 to $479,000 from $388,000 in 2011.  The increase is generally consistent with our increase in sales volume.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased overall to $722,000 in the three months ended March 31, 2012 from $580,000 in 2011.  The $142,000 increase is primarily due to increased trade show and advertising costs of $97,000, increased compensation and travel costs of $12,000, and an increase in delivery and facilities related costs of $33,000.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $740,000 during the three months ended March 31, 2012 from $655,000 in the same period of 2011.  Loan fees increased by $49,000, professional and consulting costs increased by $23,000, depreciation and amortization increased by $21,000, and compensation costs decreased by $21,000.

We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Income/Loss from Operations

Our income from operations of $44,000 in the three months ended March 31, 2012 represents an improvement of $250,000 from the loss of $206,000 in the same period of 2011.

Interest Expense

Interest expense decreased to $168,000 in the three months ended March 31, 2012, compared to interest expense of $159,000 in the same period of 2011.  The decrease is primarily due to a lower rate of interest charged on our revolving line of credit than in 2011.

Modified EBITDA

The Company defines modified EBITDA (a non-GAAP measurement) as net loss before interest, taxes, depreciation and amortization, and non-cash expense for securities.  Other companies may calculate modified EBITDA differently.  Management believes that the presentation of modified EBITDA provides a measure of performance that approximates cash flow before interest expense, and is meaningful to investors

MODIFIED EBITDA SCHEDULE
	Three Months Ended March 31,
	2012	2011
Net loss	$(124,000)	$(365,000)

Modified EBITDA adjustments:
Depreciation and amortization	183,000	144,000
Interest expense	168,000	159,000
Stock option compensation	26,000	50,000
Other stock compensation for services	15,000	43,000
Total EBITDA adjustments	392,000	396,000

Modified EBITDA income from operations	$268,000	$31,000

Liquidity and Capital Resources

As of March 31, 2012, we had stockholders equity of $4,222,000 and we had working capital of $2,568,000, compared to stockholders equity of $4,305,000 and working capital of $2,655,000 at December 31, 2011. Cash and cash equivalents were $101,000 as of March 31, 2012, as compared to $713,000 at December 31, 2011.

Our decrease in cash and cash equivalents to $101,000 at March 31, 2012 compared was primarily a result of cash used in operating activities, primarily for increases in accounts receivable and inventory that are related to our overall increases in ongoing revenues.

During the three months ended March 31, 2012, we invested $110,000 in plant improvements.  We are upgrading the facilities as well as adding new equipment to our production line that will increase our flexibility in product offerings and increase our plant performance.

Our Loan and Security Agreement with PMC Financial Services Group, LLC provides a $3 million revolving line of credit and a $750,000 term loan.  The revolving line of credit is based on 85% of eligible accounts receivable and 50% of eligible inventory. The interest rate on the revolving line of credit is at the prime rate plus 3.75% (7% at March 31, 2012).  The term loan is for $750,000 and bears interest at the prime rate plus 11.6%, which shall not be below 14.85%, is secured by all of the unencumbered assets of the Company, and is to be repaid in 48 equal installments of principal and interest of $21,000.  On May 11, 2012, we increased our revolving line of credit to $4,000,000.  With this increase, we will be able to utilize our borrowing base collateral to its full potential, rather than be restricted by the overall credit limit.

We believe that the Company currently has the necessary working capital to support existing operations through 2012. Our primary capital source will be cash flow from operations as we gain profitability in 2012 and from reductions in our inventory levels.  If our sales goals do not materialize as planned, we believe that the Company can become leaner and our costs can be managed to produce profitable operations.  Historically, we have financed our operations primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution, and cash generated from operations.

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

In accordance with FASB guidance, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the three months ended March 31, 2012.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the three months ended March 31, 2012.

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

We believe there have been no significant changes, during the three month period ended March 31, 2012, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU No. 2011-04 effective January 1, 2012 and it did not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company adopted ASU 2011-05 effective January 1, 2012 and it did not affect the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company adopted ASU 2011-08 effective January 1, 2012.  We do not believe that the adoption of this new accounting guidance will have a significant effect on our goodwill impairment assessments in the future.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013.  The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations, financial condition, or liquidity.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, the Company issued 10,907 shares of common stock for services at prices of $1.13 to $1.58 per share with a value of $15,000.  Such issuances are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with the Company and the fact that no public offering was involved.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On May 11, 2012, the Company’s  revolving line of credit, made  available to the Company pursuant to its credit agreement    with PMC Financial Services Group, LLC  dated November 8, 2011, was increased from $3,000,000 to $4,000,000.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Extension Schema*
101.CAL	XBRL Calculation Linkbase*
101.DEF	XBRL Definition Linkbase*
101.LAB	XBRL Label Linkbase*
101.PRE	XBRL Presentation Linkbase*

*filed herewith

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Furnished herewith, XBLR (Extensive Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reed’s, Inc. (Registrant)
Date: May 14, 2012	/s/ Christopher J. Reed
Christopher J. Reed
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2012	/s/ James Linesch James Linesch
Chief Financial Officer (Principal Financial Officer)