Form 10-Q
period 2012-06-30
REEDS INC
filed 2012-08-13
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 11,252,483 shares of Common Stock outstanding as of August 3, 2012.

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

2

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S, INC.

CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets:
Cash	$1,391,000	$713,000
Inventory	5,046,000	6,099,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $195,000 and $135,000, respectively	2,543,000	1,626,000
Prepaid inventory	241,000	168,000
Prepaid and other current assets	148,000	123,000
Total Current Assets	9,369,000	8,729,000

Property and equipment, net of accumulated depreciation of $2,048,000 and $1,739,000, respectively	3,418,000	3,512,000
Brand names	1,029,000	1,029,000
Deferred financing fees, net of amortization of $88,000 and $50,000, respectively	52,000	85,000
Total assets	$13,868,000	$13,355,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,648,000	$2,310,000
Accrued expenses	208,000	196,000
Dividends payable	85,000	83,000
Recycling fees payable	99,000	111,000
Line of credit	2,951,000	3,095,000
Current portion of long term financing obligation	80,000	71,000
Current portion of capital leases payable	61,000	56,000
Current portion of term loan	163,000	152,000
Total current liabilities	6,295,000	6,074,000

Long term financing obligation, less current portion, net of discount of $614,000 and $626,000, respectively	2,231,000	2,247,000
Capital leases payable, less current portion	121,000	153,000
Term loan, less current portion	490,000	576,000
Total Liabilities	9,137,000	9,050,000

Commitments and contingencies
Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 32,941 and 46,621 shares issued and outstanding, respectively	329,000	466,000
Series B Convertible Preferred stock, $10 par value, 500,000 shares authorized, 52,507 and 80,415 shares issued and outstanding, respectively	525,000	804,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 11,207,769 and 10,885,833 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	23,478,000	22,924,000
Accumulated deficit	(19,602,000)	(19,890,000)
Total stockholders’ equity	4,731,000	4,305,000
Total liabilities and stockholders’ equity	$13,868,000	$13,355,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Sales	$7,831,000	$6,191,000	$14,370,000	$11,331,000
Cost of tangible goods sold	4,696,000	3,762,000	8,881,000	7,083,000
Cost of goods sold – idle capacity	438,000	493,000	807,000	895,000

Gross profit	2,697,000	1,936,000	4,682,000	3,353,000

Operating expenses:
Delivery and handling expenses	585,000	544,000	1,064,000	932,000
Selling and marketing expense	699,000	601,000	1,421,000	1,181,000
General and administrative expense	805,000	676,000	1,545,000	1,331,000
Total operating expenses	2,089,000	1,821,000	4,030,000	3,444,000

Income (loss) from operations	608,000	115,000	652,000	(91,000)

Interest expense	(164,000)	(170,000)	(332,000)	(329,000)

Net income (loss)	444,000	(55,000)	320,000	(420,000)

Preferred stock dividends	(23,000)	(33,000)	(32,000)	(44,000)

Net income (loss) attributable to common stockholders	$421,000	$(88,000)	$288,000	$(464,000)

Income (loss) per share available to common stockholders, basic	$0.04	$(0.01)	$0.03	$(0.04)
Weighted average number of shares outstanding - basic	11,041,558	10,818,170	10,981,317	10,719,256
Income (loss) per share available to common stockholders, diluted	$0.04	$(0.01)	$0.02	$(0.04)
Weighted average number of shares outstanding - diluted	11,940,343	10,818,170	11,647,148	10,719,256

The accompanying notes are an integral part of these condensed financial statements

 REED’S, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2012

(unaudited)

			Series A		Series B		Additional		Total
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2011	10,885,833	$1,000	46,621	$466,000	80,415	$804,000	$22,924,000	$(19,890,000)	$4,305,000
Fair Value of common stock issued for services	13,883	–	–	–	–	–	20,000	–	20,000
Cashless exercise stock options	18,551	–	–	–	–	–	–	–	–
Proceeds from exercise of warrants	18,389	–	–	–	–	–	31,000	–	31,000
Common stock issued upon conversion of Series A preferred stock	54,720	–	(13,680)	(137,000)	–	–	137,000	–	–
Common stock issued upon conversion of Series B preferred stock	195,356	–	–	–	(27,908)	(279,000)	279,000	–	–
Fair value vesting of options issued to employees	–	–	–	–	–	–	55,000	–	55,000
Series A preferred stock dividend	–	–	–	–	–	–	–	(16,000)	(16,000)
Series B preferred stock dividend	–	–	–	–	–	–	–	(16,000)	(16,000)
Common stock paid for Series B preferred stock dividend	21,037	–	–	–	–	–	32,000	–	32,000
Net income	–	–	–	–	–	–	–	320,000	320,000
Balance, June 30, 2012	11,207,769	$1,000	32,941	$329,000	52,507	$525,000	$23,478,000	$(19,602,000)	$4,731,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$320,000	$(420,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	372,000	308,000
Fair value of stock options issued to employees	55,000	103,000
Fair value of warrants issued for services	–	26,000
Fair value of common stock issued for services and bonus	20,000	77,000
Increase in allowance for doubtful accounts	60,000	–
Changes in assets and liabilities:
Accounts receivable	(977,000)	(711,000)
Inventory	1,053,000	(23,000)
Prepaid expenses and inventory and other current assets	(98,000)	(314,000)
Accounts payable	338,000	305,000
Accrued expenses	14,000	19,000
Recycling fees payable	(12,000)	(62,000)
Net cash provided by (used in) operating activities	1,145,000	(692,000)
Cash flows from investing activities:
Purchase of property and equipment	(215,000)	(229,000)
Net cash used in investing activities	(215,000)	(229,000)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	–	672,000
Proceeds from stock option and warrant exercises	31,000	25,000
Principal repayments on long term financing obligation	(33,000)	(24,000)
Principal repayments on capital lease obligation	(27,000)	(18,000)
Payment of deferred finance fees	(4,000)	–
Principal repayments on notes payable	(75,000)	(53,000)
Net (repayment) borrowing on line of credit	(144,000)	349,000
Net cash (used) provided by financing activities	(252,000)	951,000
Net increase in cash	678,000	30,000
Cash at beginning of period	713,000	1,084,000
Cash at end of period	$1,391,000	$1,114,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$333,000	$283,000
Non cash investing and financing activities:
Series B Preferred stock converted to common stock	$137,000	–
Series B Preferred stock converted to common stock	$279,000	$39,000
Dividends payable in common stock	$32,000	$44,000
Common stock issued in settlement of Series B preferred stock dividend	$32,000	$2,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2012 and 2011 (UNAUDITED)

1.	Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reeds, Inc. (the "Company"), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2012 and the results of operations and cash flows for the six months ended June 30, 2012 and 2011. The balance sheet as of December 31, 2011 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2012.

Income (Loss) per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stock holders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive.

For the three and six months ended June 30, 2012 the calculations of diluted earnings per share included stock options and warrants, calculated under the treasury method, and excluded preferred stock since the effect was antidilutive. For the three and six months ended June 30, 2011 the calculations of basic and diluted loss per share are the same. The calculation of weighted average shares outstanding – diluted is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss) attributable to common stockholders	$421,000	$(88,000)	$288,000	$(464,000)

Denominator:
Weighted average shares outstanding - basic	11,041,558	10,818,170	10,981,317	10,719,256
Effect of dilutive instruments:
Warrants and options	898,785	–	665,831	–
Weighted average shares outstanding-diluted	11,940,343	10,818,170	11,647,148	10,719,256

At June 30, 2012, the Company had potentially dilutive securities that consisted of:

	June 30,	June 30,
	2012	2011
Warrants	1,060,806	2,394,370
Options	998,667	930,000
Series A Preferred Stock	131,764	186,484
Series B Preferred Stock	367,549	573,062
Total	2,558,786	4,083,916

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

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company does not expect adoption of this standard to have a material impact on its results of operations, financial condition, or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the three and six months ended June 30, 2012.

During the three months ended June 30, 2012 and 2011, the Company had two customers, which accounted for approximately 33% and 8% of sales in 2012, and 30% and 10% of sales in 2011, respectively. During the six months ended June 30, 2012 and 2011, the Company had two customers, which accounted for approximately 31% and 10% of sales in 2012, and 30% and 12% of sales in 2011, respectively. No other customers accounted for more than 10% of sales in either year. As of June 30, 2012, the Company had accounts receivable due from a customer who comprised $746,000 (27%) of its total accounts receivable and as of December 31, 2011 the Company had accounts receivable due from two customers who comprised $475,000 (27%), and $264,000 (15%), respectively, of its total accounts receivable.

Advertising

Advertising costs are expensed as incurred. For the three months ended June 30, 2012 and 2011, advertising costs were $7,000 and $20,000, respectively, and for the six months ended June 30, 2012 and 2011, advertising costs were $25,000 and $49,000, respectively

Fair Value of Financial Instruments

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

Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3 – Unobservable inputs based on the Company's assumptions.

The Company had no such assets or liabilities recorded to be valued on the basis above at June 30, 2012 or December 31, 2011.

2.	Inventory

Inventory consists of the following as of:

	June 30, 2012	December 31, 2011
Raw Materials and packaging	$3,070,000	$3,538,000
Finished Goods	1,976,000	2,561,000
	$5,046,000	$6,099,000

3.	Property and Equipment

Property and equipment are comprised of the following as of:

	June 30, 2012	December 31, 2011
Land	$1,108,000	$1,108,000
Building	1,731,000	1,708,000
Vehicles	320,000	320,000
Machinery and equipment	1,892,000	1,702,000
Office equipment	415,000	413,000
	5,466,000	5,251,000
Accumulated depreciation	(2,048,000)	(1,739,000)
	$3,418,000	$3,512,000

Machinery and equipment at June 30, 2012 and December 31, 2011 includes equipment held under capital leases of $294,000. Accumulated depreciation on equipment held under capital leases was $127,000 and $104,000 at June 30, 2012 and December 31, 2011, respectively.

4.	Line of Credit

On May 11, 2012, the Company’s revolving line of credit was increased from $3,000,000 to $4,000,000. At June 30, 2012 and December 31, 2011, the aggregate amount outstanding under the line of credit was $2,951,000 and $3,095,000 respectively, and the Company had approximately $170,000 of availability on this line of credit at June 30, 2012. The interest rate on the revolving line of credit is at the prime rate plus 3.75% (7% at June 30, 2012) The line of credit is based on 85% of eligible accounts receivable and 50% of eligible inventory. The line of credit expires on November 7, 2013 and is secured by substantially all of the Company’s assets.

5.	Term Loan

	June 30, 2012	December 31, 2011
Term loan	$653,000	$728,000
Less current portion	(163,000)	(152,000)
Long term debt	$490,000	$576,000

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

In connection with the financing obligation, the Company issued an aggregate of 400,000 warrants to purchase its common stock at $1.20 per share for five years. The 400,000 warrants were valued at $752,000 and reflected as a debt discount, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the 400,000 warrants: strike price of $2.10 to $2.25; term of 5 years; volatility of 91.36% to 110.9%; expected dividends 0%; and discount rate of 2.15% to 2.20%. The 400,000 warrants were recorded as valuation discount and are being amortized over 15 years, the term of the purchase option. Amortization of valuation discount during the six months ended June 30, 2012 and 2011 was $26,000 and $25,000, respectively.

Long term financing obligation is comprised of the following as of:

	June 30, 2012	December 31, 2011
Financing obligation	$2,912,000	$2,944,000
Valuation discount	(601,000)	(626,000)
	2,311,000	2,318,000
Less current portion	(80,000)	(71,000)
Long term financing obligation	$2,231,000	$2,247,000

7.	Stockholders’ Equity

Preferred Stock

On June 30, 2012, dividends were accrued on the Series A Preferred stock in the amount of $16,000, and such dividends were paid on July 24, 2012 by issuing 4,760 shares of common stock . During the six months ended June 30, 2012, 13,680 shares of Series A Convertible Preferred Stock were converted into 54,720 shares of common stock, in accordance with the original certificate of designation

Dividends accrue quarterly on the Series B Convertible Preferred shares outstanding at the end of the quarter. During the six months ended June 30, 2012, the Company accrued dividends of $16,000. Dividends have been paid in common stock at the time of conversion of the Series B Convertible Preferred Stock into common stock. During the six months ended June 30, 2012, 27,908 shares of Series B Convertible Preferred Stock were converted into 195,356 shares of common stock, in accordance with the original certificate of designation, and $32,000 of accrued dividends were paid on conversion, through the issuance of 21,037 shares of common stock.

Common Stock

During the six months ended June 30, 2012, the Company issued 13,883 shares of common stock for services at prices ranging from $1.13 to $1.68 per share with a value of $20,000 for services rendered.

8.	Stock Based Compensation

Stock Options

During the six months ended June 30, 2012, the Company issued 10,000 incentive stock options at the market price of $1.85 per share and re-priced 20,000 options from prices of $2.06 and $2.43 per share to $1.85. Total stock-based compensation recognized on the Company’s statement of operations for the three and six months ended June 30, 2012 was $29,000 and $55,000, respectively, as compared to 2011 expense of $53,000 and $103,000, respectively. As of June 30, 2012, the aggregate value of unvested options was $153,000, which will vest over an average period of two or three years. There were 25,000 stock options exercised in the six months ended June 30, 2012 at exercise prices of $1.14 and $0.75. The Company allowed cash-less exercise of such options and issued 18,551 shares of common stock.

Stock options granted under our equity incentive plans generally vest over 2 to 3 years from the date of grant, 1/2 and 1/3 per year, respectively; and expire 5 years from the date of grant. The following table summarizes stock option activity for the six months ended June 30, 2012:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,172,000	$1.55
Granted	10,000	$1.85
Exercised	(25,000)	$0.83
Forfeited or expired	(158,333)	$3.87
Outstanding at June 30, 2012	988,667	$1.20	4.1	$2,048,000
Exercisable at June 30, 2012	642,000	$1.05	4.0	$1,404,000

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s common stock, which was $3.25 as of June 30, 2012.

The following table summarizes information about stock options at June 30, 2012:

	Options Outstanding at June 30, 2012			Options Exercisable at June 30, 2012
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $1.99	848,667	4.2	$1.04	588,667	$0.97
$2.00 - $4.99	150,000	3.5	$2.10	53,333	$2.10
$5.00 - $6.99	–	–	–	–	–
$7.00 - $8.50	–	–	–	–	–
	998,667			642,000

Stock Warrants

During the six months ended June 30, 2012, 31,069 warrants were exercised at prices from $1.79 to $3.08. The Company received $31,500 in cash and issued 18,389 shares of common stock. In June 2012, 914,995 warrants expired bearing exercise prices of $6.60 and $7.50. The following table summarizes stock warrant activity for the six months ended June 30, 2012:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,006,870	$4.32
Granted	–	–
Exercised	(31,069)	$2.36
Forfeited or expired	(914,995)	$7.34
Outstanding at June 30, 2012	1,060,806	$1.78	2.7	$1,563,000
Exercisable at June 30, 2012	860,806	$1.88	3.06	$1,183,000

The intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s common stock, which was $3.25 as of June 30, 2012.

9.	Income Taxes

For the three and six months ended June 30, 2012, net income was $444,000 and $320,000, respectively, and our provision for income taxes was zero. We made no provision for income taxes due to our utilization of federal net operating loss carryforwards to offset taxable income. For the three and six months ended June 30, 2011, net loss was ($55,000) and ($420,000), respectively and no income tax provision was recorded.

In accordance with Accounting Standards Codification (“ASC”) 740-10, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. At June 30, 2012 and 2011, our deferred tax assets totaled approximately $6 million and $5.9 million, respectively, and are composed primarily of federal net operating loss carryforwards. At June 30, 2012 and 2011, management believes it is more likely than not that the deferred tax asset created by the net operating loss is not recognizable and has offset it by a 100% valuation allowance. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and disclosures. As of June 30, 2012 or 2011, the Company does not have a liability for unrecognized tax uncertainties.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the:

	Three months ended June 30 (unaudited)		Six months ended June 30 (unaudited)
	2012	2011	2012	2011
U.S. statutory rate	34%	(34)%	34%	(34)%
State tax net of federal benefit	5%	(5)%	5%	(5)%
Benefit of net operating loss carryforward	(39)%	–	(39)%	–
Valuation allowance	–	39%	–	39%
Effective tax rate	-%	-%	-%	-%

10.	Subsequent Events

On July 6, 2012, 3,333 incentive stock options were exercised at a price of $2.02 and 1,575 shares of common stock were issued in a cash-less exercise. On July 19, 2012 and August 2, 2012, an aggregate of 1,540 shares of Series A preferred stock were converted into 6,160 shares of common stock. On August 2, 2012, warrants for 62,500 shares were converted into 17,857 shares of common stock in a cash-less exercise. Dividends were paid on accrued Series A preferred stock dividends on July 24, 2012 by issuance of 4,760 shares of common stock. From July 1, 2012 until August 3, 2012, an aggregate 1,825 shares of Series B preferred stock were converted into 14,362 shares of common stock.

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

Overview

The results for our second quarter of 2012 reflect an increase of sales and gross profit to levels above our breakeven point and into profitability. The volume of our core 12 ounce branded beverage sales increased by 28% in our second fiscal quarter, as compared to last year, and we have been able to hold our costs of goods sold to an average per unit decrease of about 1%. Our Los Angeles plant is producing much higher volumes than last year, resulting in overall lower costs in relation to sales. As we continue to add distributors and chain stores to our customers, we believe that sales will continue to increase. The initial demand for our new kombucha line is very strong and we believe that this product line may become a significant portion of our revenues in a short period of time.

We are investing in promotions at a higher rate than last year and we feel that this has helped lift our sales volumes without margin erosion. Our promotions have generally been at the grocer level, however, we may invest in “pull” advertising campaigns in the future. Our new product rollouts will require initial discounting, however, the margins will improve as the distribution network is established.

Our liquidity has improved primarily as a result of our profits and reductions in inventory. We are continuing to invest in our plant as we feel that the plant provides us with flexibility and the ability to try creative ideas for production of unique new products. Along with our line of credit increase to $4,000,000, we feel that we are adequately capitalized to carry out our current business plans for 2012.

Results of Operations

Three months ended June 30, 2012 Compared to Three months ended June 30, 2011

Sales

Sales of $7,831,000 for the three months ended June 30, 2012 represented an increase of 27% from $6,191,000 in the prior year same period. Sales growth was driven primarily by increased sales volume in our branded products as well as average price increases of approximately 3%. We have been steadily adding distributors and expanding our product offerings. Increases in private label sales also contributed to our overall sales increases, with private label revenues contributing approximately 11% of overall sales in the quarter ended June 30, 2012, as compared to approximately 10% in 2011.

Cost of Tangible Goods Sold

Cost of tangible goods sold consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs. Our costs of tangible goods sold of $4,696,000 for the three months ended June 30, 2012 represents a decrease in per unit costs, as compared to the 2011 same period. We have reduced certain copack related fees and have negotiated decreases in certain raw ingredients pricing, resulting in an overall decrease in our per-unit costs of our core 12-ounce beverages of approximately 1% in 2012, as compared to 2011.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity consists of direct production costs of our Los Angeles plant in excess of charges allocated to our finished goods in production. Plant costs include labor costs, production supplies, repairs and maintenance, and inventory write-off. Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis, which is lower than our actual costs incurred. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Idle capacity expenses decreased to $438,000 in the three months ended June 30, 2012, from $493,000 in 2011. The 11% decrease is primarily due to higher utilization of our Los Angeles plant. In the three months ended June 30, 2012, we produced over 70% more cases than in 2011, so more costs were absorbed into inventory by production.

Gross Profit

Our gross profit of $2,697,000 in the three months ended June 30, 2012 represents a increase of 39% from 2011. As a percentage of sales, our gross profit increased to 34% in 2012 as compared to 31% in 2011. The improved gross profit percentage is primarily due to lower costs of goods sold, as described above, along with selected price increases. Additionally, the negative impact of our plant idle capacity on our gross profit percentage is lower as our sales volume increases.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery costs increased by 8% in the three months ended June 30, 2012 to $585,000 from $544,000 in 2011. The increase is generally consistent with our increase in sales volume.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased overall to $699,000 in the three months ended June 30, 2012 from $601,000 in 2011. The $98,000 increase is primarily due to increased trade show and advertising costs of $56,000, increased compensation and travel costs of $4,000, and an increase in delivery and facilities related costs of $38,000.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $805,000 during the three months ended June 30, 2012 from $676,000 in the same period of 2011. Professional and consulting costs increased by $60,000, Facilities and insurance costs increased by $96,000, depreciation and amortization increased by $15,000, and total compensation costs decreased by $42,000.

We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Income/Loss from Operations

Our income from operations of $608,000 in the three months ended June 30, 2012 represents an improvement of $493,000 from the income of $115,000 in the same period of 2011.

Interest Expense

Interest expense decreased to $164,000 in the three months ended June 30, 2012, compared to interest expense of $170,000 in the same period of 2011. The decrease is primarily due to a lower rate of interest charged on our revolving line of credit than in 2011.

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

MODIFIED EBITDA SCHEDULE

	Three Months Ended June 30,
	2012	2011
Net income (loss)	$444,000	$(55,000)

Modified EBITDA adjustments:
Depreciation and amortization	189,000	165,000
Interest expense	164,000	170,000
Stock option compensation	29,000	80,000
Other stock compensation for services	5,000	35,000
Total EBITDA adjustments	387,000	450,000

Modified EBITDA income from operations	$831,000	$395,000

Six months ended June 30, 2012 Compared to Six months ended June 30, 2011

Sales

Sales of $14,370,000 for the six months ended June 30, 2012 represented an increase of 27% from $11,331,000 in the prior year same period. Sales growth was driven primarily by increased sales volume in our branded products as well as average price increases of approximately 3%. Increases in private label sales also contributed to our overall sales increases, with private label revenues contributing approximately 13% of overall sales in the quarter ended June 30, 2012, as compared to approximately 8% in 2011.

Cost of Tangible Goods Sold

Cost of tangible goods sold consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs. Our costs of tangible goods sold of $8,881,000 for the six months ended June 30, 2012 represents a decrease in per unit costs, as compared to the 2011 same period. We have reduced certain copack related fees and have negotiated decreases in certain raw ingredients pricing, resulting in an overall decrease in our per-unit costs of our core 12-ounce beverages of approximately 1% in 2012, as compared to 2011.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity consists of direct production costs of our Los Angeles plant in excess of charges allocated to our finished goods in production. Plant costs include labor costs, production supplies, repairs and maintenance, and inventory write-off. Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis, which is lower than our actual costs incurred. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Idle capacity expenses decreased to $807,000 in the six months ended June 30, 2012, from $895,000 in 2011. The decrease of 10% is primarily due to higher utilization of our Los Angeles plant. In the six months ended June 30, 2012, we produced approximately 50% more cases than in 2011, so more costs were absorbed into inventory by production.

Gross Profit

Our gross profit of $4,682,000 in the six months ended June 30, 2012 represents a increase of 40% from 2011. As a percentage of sales, our gross profit increased to 33% in 2012 as compared to 30% in 2011. The improved gross profit percentage is primarily due to lower costs of goods sold, as described above, along with selected price increases. Additionally, the negative impact of our plant idle capacity on our gross profit percentage is lower as our sales volume increases.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery costs increased by 14% in the six months ended June 30, 2012 to $1,064,000 from $932,000 in 2011. The increase is generally consistent with our increase in sales volume.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased overall to $1,421,000 in the six months ended June 30, 2012 from $1,181,000 in 2011. The $240,000 increase is primarily due to increased trade show and advertising costs of $156,000, increased compensation and travel costs of $12,000, and an increase in delivery and facilities related costs of $72,000.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $1,545,000 during the six months ended June 30, 2012 from $1,331,000 in the same period of 2011. Loan fees increased by $91,000, professional and consulting costs increased by $86,000, depreciation and amortization increased by $33,000, and compensation costs decreased by $58,000.

We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Income/Loss from Operations

Our income from operations of $652,000 in the six months ended June 30, 2012 represents an improvement of $743,000 from the loss of $91,000 in the same period of 2011.

Interest Expense

Interest expense increased to $332,000 in the six months ended June 30, 2012, compared to interest expense of $329,000 in the same period of 2011. The increase is primarily due to higher borrowings in 2012 than in 2011, offset by a lower rate of interest charged on our revolving line of credit in 2012 than in 2011.

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

MODIFIED EBITDA SCHEDULE

	Six Months Ended March 31,
	2012	2011
Net income (loss)	$320,000	$(420,000)

Modified EBITDA adjustments:
Depreciation and amortization	372,000	308,000
Interest expense	332,000	329,000
Stock option compensation	55,000	129,000
Other stock compensation for services	20,000	77,000
Total EBITDA adjustments	779,000	843,000

Modified EBITDA income from operations	$1,099,000	$423,000

Liquidity and Capital Resources

As of June 30, 2012, we had stockholders equity of $4,731,000 and we had working capital of $3,074,000, compared to stockholders equity of $4,305,000 and working capital of $2,655,000 at December 31, 2011. Cash and cash equivalents were $,391,000 as of June 30, 2012, as compared to $713,000 at December 31, 2011.

Our increase in cash and cash equivalents to $1,391,000 at June 30, 2012 was primarily a result of profitable operations and decreases in inventory. During the six months ended June 30, 2012, we invested $215,000 in plant improvements. We are upgrading the facilities as well as adding new equipment to our production line that will increase our flexibility in product offerings and increase our plant performance.

Our Loan and Security Agreement with PMC Financial Services Group, LLC provides a $4 million revolving line of credit and a $750,000 term loan. The revolving line of credit is based on 85% of eligible accounts receivable and 50% of eligible inventory. The interest rate on the revolving line of credit is at the prime rate plus 3.75% (7% at June 30, 2012). The term loan is for $750,000 and bears interest at the prime rate plus 11.6%, which shall not be below 14.85%, is secured by all of the unencumbered assets of the Company, and is to be repaid in 48 equal installments of principal and interest of $21,000. We feel that this loan facility is adequate for our current business plans.

We believe that the Company currently has the necessary working capital to support existing operations through 2012. Our primary capital source will be cash flow from operations. If our sales goals do not materialize as planned, we believe that the Company can become leaner and our costs can be managed to produce profitable operations. Historically, we have financed our operations primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution, and cash generated from operations.

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

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the three months ended June 30, 2012.

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

We believe there have been no significant changes, during the three month period ended June 30, 2012, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company does not expect adoption of this standard to have a material impact on its results of operations, financial condition, or liquidity.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2012, the Company issued 2,976 shares of common stock for services at a price of $1.68 with a value of $5,000. Such issuances are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with the Company and the fact that no public offering was involved.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 11, 2012, the Company’s revolving line of credit, made available to the Company pursuant to its credit agreement with PMC Financial Services Group, LLC dated November 8, 2011, was increased from $3,000,000 to $4,000,000.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Schema Document**
101.CAL	XBRL Calculation Linkbase Document**
101.DEF	XBRL Definition Linkbase Document**
101.LAB	XBRL Label Linkbase Document**
101.PRE	XBRL Presentation Linkbase Document**

*	filed herewith
**	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

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

Reed’s, Inc. (Registrant)

Date: August 13, 2012	/s/ Christopher J. Reed
Christopher J. Reed
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2012	/s/ James Linesch James Linesch
Chief Financial Officer (Principal Financial Officer)

