Form 10-Q
period 2012-09-30
REEDS INC
filed 2012-11-14
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 11,982,845 shares of Common Stock outstanding as of November 6, 2012.

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

2

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S, INC.

CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash	$1,429,000	$713,000
Inventory	5,963,000	6,099,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $200,000 and $135,000, respectively	2,899,000	1,626,000
Prepaid inventory	314,000	168,000
Prepaid and other current assets	159,000	123,000
Total Current Assets	10,764,000	8,729,000

Property and equipment, net of accumulated depreciation of $2,199,000 and $1,739,000, respectively	3,385,000	3,512,000
Brand names	1,029,000	1,029,000
Deferred financing fees, net of amortization of $78,000 and $50,000, respectively	32,000	85,000
Total assets	$15,210,000	$13,355,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,354,000	$2,310,000
Accrued expenses	204,000	196,000
Dividends payable	71,000	83,000
Recycling fees payable	21,000	111,000
Line of credit	3,574,000	3,095,000
Current portion of long term financing obligation	85,000	71,000
Current portion of capital leases payable	64,000	56,000
Current portion of term loan	170,000	152,000
Total current liabilities	7,543,000	6,074,000

Long term financing obligation, less current portion, net of discount of $589,000 and $626,000, respectively	2,219,000	2,247,000
Capital leases payable, less current portion	104,000	153,000
Term loan, less current portion	445,000	576,000
Total Liabilities	10,311,000	9,050,000

Commitments and Contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 25,411 and 46,621 shares issued and outstanding, respectively	254,000	466,000
Series B Convertible Preferred stock, $10 par value, 500,000 shares authorized, 48,985 and 80,415 shares issued and outstanding, respectively	490,000	804,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 11,821,319 and 10,885,833 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	23,741,000	22,924,000
Accumulated deficit	(19,587,000)	(19,890,000)
Total stockholders’ equity	4,899,000	4,305,000
Total liabilities and stockholders’ equity	$15,210,000	$13,355,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Sales	$7,888,000	$6,400,000	$22,258,000	$17,731,000
Cost of tangible goods sold	4,810,000	3,970,000	13,691,000	11,053,000
Cost of goods sold – idle capacity	621,000	405,000	1,428,000	1,300,000

Gross profit	2,457,000	2,025,000	7,139,000	5,378,000

Operating expenses:
Delivery and handling expenses	763,000	587,000	1,827,000	1,519,000
Selling and marketing expense	818,000	570,000	2,239,000	1,751,000
General and administrative expense	693,000	867,000	2,238,000	2,198,000
Total operating expenses	2,274,000	2,024,000	6,304,000	5,468,000

Income (loss) from operations	183,000	1,000	835,000	(90,000)

Interest expense	(161,000)	(175,000)	(493,000)	(504,000)

Net income (loss)	22,000	(174,000)	342,000	(594,000)

Preferred stock dividends	(8,000)	(11,000)	(39,000)	(55,000)
Net income (loss) attributable to common stockholders	$14,000	$(185,000)	$303,000	$(649,000)

Income (loss) per share available to common stockholders, basic	–	$(0.02)	$0.03	$(0.06)
Weighted average number of shares outstanding - basic	11,501,152	10,835,858	11,155,860	10,758,529
Income (loss) per share available to common stockholders, diluted	–	$(0.02)	$0.03	$(0.06)
Weighted average number of shares outstanding - diluted	12,288,503	10,835,858	11,706,186	10,758,529

The accompanying notes are an integral part of these condensed financial statements

 REED’S, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2012

(unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2011	10,885,833	$1,000	46,621	$466,000	80,415	$804,000	$22,924,000	$(19,890,000)	$4,305,000
Fair Value of common stock issued for services	14,965	–	–	–	–	–	23,000	–	23,000
Proceeds from exercise of stock options	206,484	–	–	–	–	–	30,000	–	30,000
Proceeds from exercise of warrants	380,327	–	–	–	–	–	105,000	–	105,000
Common stock issued upon conversion of Series A preferred stock	84,840	–	(21,210)	(212,000)	–	–	212,000	–	–
Common stock issued upon conversion of Series B preferred stock	220,010	–	–	–	(31,430)	(314,000)	314,000	–	–
Fair value vesting of options issued to employees	–	–	–	–	–	–	81,000	–	81,000
Common stock paid for Series A preferred stock dividend	4,760	–	–	–	–	–	16,000	(16,000)	–
Series B preferred stock dividend	–	–	–	–	–	–	–	(23,000)	(23,000)
Common stock paid for Series B preferred stock dividend	24,100	–	–	–	–	–	36,000	–	36,000
Net income	–	–	–	–	–	–	–	342,000	342,000
Balance, September 30, 2012	11,821,319	$1,000	25,411	$254,000	48,985	$490,000	$23,741,000	$(19,587,000)	$4,899,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$342,000	$(594,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	556,000	472,000
Fair value of stock options issued to employees	81,000	147,000
Fair value of warrants issued for services	–	42,000
Fair value of common stock issued for services and bonus	23,000	107,000
Increase in allowance for doubtful accounts	65,000	30,000
Changes in assets and liabilities:
Accounts receivable	(1,338,000)	(899,000)
Inventory	136,000	(1,566,000)
Prepaid expenses and inventory and other current assets	(182,000)	(253,000)
Accounts payable	1,044,000	1,156,000
Accrued expenses	9,000	15,000
Recycling fees payable	(90,000)	(178,000)
Net cash provided by (used in) operating activities	646,000	(1,521,000)
Cash flows from investing activities:
Purchase of property and equipment	(334,000)	(297,000)
Net cash used in investing activities	(334,000)	(297,000)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	–	672,000
Proceeds from stock option and warrant exercises	135,000	25,000
Principal repayments on long term financing obligation	(52,000)	(39,000)
Principal repayments on capital lease obligation	(41,000)	(30,000)
Payment of deferred finance fees	(4,000)	(20,000)
Principal repayments on notes payable	(113,000)	(71,000)
Net (repayment) borrowing on line of credit	479,000	751,000
Net cash (used) provided by financing activities	404,000	1,288,000
Net increase in cash	716,000	(530,000)
Cash at beginning of period	713,000	1,084,000
Cash at end of period	$1,429,000	$554,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$493,000	$449,000
Non cash investing and financing activities:
Series A Preferred stock converted to common stock	$212,000	–
Series B Preferred stock converted to common stock	$314,000	$54,000
Dividends payable in common stock	$52,000	$55,000
Common stock issued in settlement of Series A and B preferred stock dividend	$39,000	$3,000
Property and equipment acquired through capital lease	$–	$67,000
Common stock issued for deferred finance fees	$–	$15,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2012 and 2011 (UNAUDITED)

1.   Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reeds, Inc. (the "Company"), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2012 and the results of operations and cash flows for the nine months ended September 30, 2012 and 2011. The balance sheet as of December 31, 2011 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2012.

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

For the three and nine months ended September 30, 2012 the calculations of diluted earnings per share included stock options and warrants, calculated under the treasury method, and excluded preferred stock since the effect was antidilutive. For the three and nine months ended September 30, 2011 the calculations of basic and diluted loss per share are the same. The calculation of weighted average shares outstanding – diluted is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss) attributable to common stockholders	$14,000	$(185,000)	$303,000	$(649,000)

Denominator:
Weighted average shares outstanding - basic	11,501,152	10,835,858	11,155,860	10,758,529
Effect of dilutive instruments:
Warrants and options	787,351	–	550,326	–
Weighted average shares outstanding-diluted	12,288,503	10,835,858	11,706,186	10,758,529

At September 30, 2012, the Company had potentially dilutive securities that consisted of:

	September 30,	September 30,
	2012	2011
Warrants	361,916	2,394,370
Options	778,667	895,000
Series A Preferred Stock	101,644	186,484
Series B Preferred Stock	342,895	562,905
Total	1,585,122	4,038,759

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

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the three and nine months ended September 30, 2012.

During the three months ended September 30, 2012 and 2011, the Company had two customers, which accounted for approximately 30% and 11% of sales in 2012, and 28% and 12% of sales in 2011, respectively. During the nine months ended September 30, 2012 and 2011, the Company had two customers, which accounted for approximately 31% and 11% of sales in 2012, and 29% and 12% of sales in 2011, respectively. No other customers accounted for more than 10% of sales in either year. As of September 30, 2012, the Company had accounts receivable due from a customer who comprised $1,033,000 (33%) of its total accounts receivable and as of December 31, 2011 the Company had accounts receivable due from two customers who comprised $475,000 (27%), and $264,000 (15%), respectively, of its total accounts receivable.

Advertising

Advertising costs are expensed as incurred. For the three months ended September 30, 2012 and 2011, advertising costs were $48,000 and $2,000, respectively, and for the nine months ended September 30, 2012 and 2011, advertising costs were $73,000 and $24,000, respectively

Fair Value of Financial Instruments

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

The Company had no such assets or liabilities recorded to be valued on the basis above at September 30, 2012 or December 31, 2011.

2.   Inventory

Inventory consists of the following as of:

	September 30, 2012	December 31, 2011
	(unaudited)
Raw Materials and packaging	$3,817,000	$3,538,000
Finished Goods	2,146,000	2,561,000
	$5,963,000	$6,099,000

3.   Property and Equipment

Property and equipment are comprised of the following as of:

	September 30, 2012	December 31, 2011
	(unaudited)
Land	$1,108,000	$1,108,000
Building	1,737,000	1,708,000
Vehicles	320,000	320,000
Machinery and equipment	1,996,000	1,702,000
Office equipment	423,000	413,000
	5,584,000	5,251,000
Accumulated depreciation	(2,199,000)	(1,739,000)
	$3,385,000	$3,512,000

Machinery and equipment at September 30, 2012 and December 31, 2011 includes equipment held under capital leases of $294,000. Accumulated depreciation on equipment held under capital leases was $138,000 and $104,000 at September 30, 2012 and December 31, 2011, respectively.

4.  Line of Credit

On May 11, 2012, the Company’s revolving line of credit was increased from $3,000,000 to $4,000,000. At September 30, 2012 and December 31, 2011, the aggregate amount outstanding under the line of credit was $3,574,000 and $3,095,000 respectively, and the Company had approximately $332,000 of availability on this line of credit at September 30, 2012. The interest rate on the revolving line of credit is at the prime rate plus 3.75% (7% at September 30, 2012) The line of credit is based on 85% of eligible accounts receivable and 50% of eligible inventory. The line of credit expires on November 7, 2013 and is secured by substantially all of the Company’s assets.

5.   Term Loan

	September 30, 2012	December 31, 2011
	(unaudited)
Term loan	$615,000	$728,000
Less current portion	(170,000)	(152,000)
Long term debt	$445,000	$576,000

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

In connection with the financing obligation, the Company issued an aggregate of 400,000 warrants to purchase its common stock at $1.20 per share for five years. The 400,000 warrants were valued at $752,000 and reflected as a debt discount, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the 400,000 warrants: strike price of $2.10 to $2.25; term of 5 years; volatility of 91.36% to 110.9%; expected dividends 0%; and discount rate of 2.15% to 2.20%. The 400,000 warrants were recorded as valuation discount and are being amortized over 15 years, the term of the purchase option. Amortization of valuation discount during the nine months ended September 30, 2012 and 2011 was $38,000 and $38,000, respectively.

Long term financing obligation is comprised of the following as of:

	September 30, 2012	December 31, 2011
	(unaudited)
Financing obligation	$2,893,000	$2,944,000
Valuation discount	(589,000)	(626,000)
	2,304,000	2,318,000
Less current portion	(85,000)	(71,000)
Long term financing obligation	$2,219,000	$2,247,000

7.   Stockholders’ Equity

Preferred Stock

Dividends on the Series A Preferred stock in the amount of $16,000 were paid on July 24, 2012 by issuing 4,760 shares of common stock. During the nine months ended September 30, 2012, 21,210 shares of Series A Convertible Preferred Stock were converted into 84,840 shares of common stock, in accordance with the original certificate of designation

Dividends accrue quarterly on the Series B Convertible Preferred shares outstanding at the end of the quarter. During the nine months ended September 30, 2012, the Company accrued dividends of $23,000. Dividends have been paid in common stock at the time of conversion of the Series B Convertible Preferred Stock into common stock. During the nine months ended September 30, 2012, 31,430 shares of Series B Convertible Preferred Stock were converted into 220,010 shares of common stock, in accordance with the original certificate of designation, and $36,000 of accrued dividends were paid on conversion, through the issuance of 24,100 shares of common stock.

Common Stock

During the nine months ended September 30, 2012, the Company issued 14,965 shares of common stock for services at prices ranging from $1.13 to $2.17 per share with a value of $23,000 for services rendered.

8.   Stock Based Compensation

Stock Options

During the nine months ended September 30, 2012, the Company issued 10,000 incentive stock options at the market price of $1.85 per share. Total stock-based compensation recognized on the Company’s statement of operations for the three and nine months ended September 30, 2012 was $26,000 and $81,000, respectively, as compared to 2011 expense of $44,000 and $147,000, respectively. As of September 30, 2012, the aggregate value of unvested options was $127,000, which will vest over an average period of two or three years. There were 241,667 stock options exercised in the nine months ended September 30, 2012 at exercise prices between $0.75 and $2.43. The Company received $30,000 for 40,000 of such exercises and allowed cash-less exercise of 201,667 of such options and issued 166,484 shares of common stock.

Stock options granted under our equity incentive plans generally vest over 2 to 3 years from the date of grant, 1/2 and 1/3 per year, respectively; and expire 5 years from the date of grant. The following table summarizes stock option activity for the nine months ended September 30, 2012:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,172,000	$1.55
Granted	10,000	$1.85
Exercised	(241,667)	$0.95
Forfeited or expired	(161,666)	$3.81
Outstanding at September 30, 2012	778,667	$1.26	3.9	$3,821,000
Exercisable at September 30, 2012	441,999	$1.14	4.0	$2,222,000

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s common stock, which was $6.17 as of September 30, 2012.

The following table summarizes information about stock options at September 30, 2012:

	Options Outstanding at September 30, 2012			Options Exercisable at September 30, 2012
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $1.99	643,667	4.1	$1.09	390,333	$1.02
$2.00 - $4.99	135,000	3.2	$2.09	51,666	$2.06
$5.00 - $6.99	–	–	–	–	–
$7.00 - $8.50	–	–	–	–	–
	778,667			441,999

Stock Warrants

During the nine months ended September 30, 2012, 529,959 warrants were exercised at prices from $1.20 to $3.08. The Company received $105,000 in cash and issued 380,327 shares of common stock. During the same nine month period, 1,114,995 warrants expired bearing exercise prices of $1.35 and $7.50. The following table summarizes stock warrant activity for the nine months ended September 30, 2012:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,006,870	$4.32
Granted	–	–
Exercised	(529,959)	$1.54
Forfeited or expired	(1,114,995)	$6.26
Outstanding at September 30, 2012	361,916	$2.41	2.9	$1,359,000
Exercisable at September 30, 2012	361,916	$2.41	2.9	$1,359,000

The intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s common stock, which was $6.17 as of September 30, 2012.

9.   Income Taxes

For the three and nine months ended September 30, 2012, net income was $22,000 and $342,000, respectively, and our provision for income taxes was zero. We made no provision for income taxes due to our utilization of federal net operating loss carryforwards to offset both regular taxable income and alternative minimum taxable income. For the three and nine months ended September 30, 2011, net loss was ($174,000) and ($594,000), respectively and no income tax provision was recorded.

In accordance with Accounting Standards Codification (“ASC”) 740-10, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. Our deferred tax assets are composed primarily of U.S. federal net operating loss carryforwards. Based on available objective evidence, management believes it is more likely than not that these deferred tax assets are not recognizable and will not be recognizable until its determined that we have sufficient taxable income. Under ASC 740-10, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and disclosures. As of September 30, 2012 or 2011, the Company does not have a liability for unrecognized tax uncertainties.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the:

	Three months ended September 30 (unaudited)		Nine months ended September 30 (unaudited)
	2012	2011	2012	2011
U.S. statutory rate	34%	(34)%	34%	(34)%
State tax net of federal benefit	5%	(5)%	5%	(5)%
Benefit of net operating loss carryforward	(39)%	–	(39)%	–
Valuation allowance	–	39%	–	39%
Effective tax rate	-%	-%	-%	-%

10. Subsequent Events

During the period October 1, 2012 and November 6, 2012, options for the purchase of 156,667 shares of common stock were exercised at prices between $0.75 and $1.34 per share, and 131,936 shares of common stock were issued in cash-less exercise transactions. During the same period, 14,422 shares of common stock were issued in exercise of the same quantity of warrants at prices of $1.79 per share and $3.075 per share.

During the period October 1, 2012 and November 6, 2012, 1,908 shares of Series B preferred stock were converted into 15,168 shares of common stock, which includes dividends paid of $3,000.

On October 17, 2012, the Loan and Security Agreement with PMC Financial Services Group was amended to allow additional borrowing of up to $250,000 secured by additional plant equipment purchases. The equipment loan bears interest at the prime rate plus 11.6%, which shall not be below 14.85%, and is secured by the equipment purchased. The Company purchased $48,000 of equipment under this loan facility.

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

Overview

Our third quarter results reflect our continued sales growth in all products and regions. We have begun the rollout of our new kombucha line, which we feel will become a significant component of our 2013 revenues. Our kombucha rollout has included promotional discounts and, more importantly, higher plant production costs as we refine our methods of producing this high quality product. Such discounts and costs will continue in the fourth quarter 2012, however, we believe that the kombucha product line will ultimately produce higher margins than our other branded products in 2013. We consider this investment to be economical when compared to the costs that another company would incur to either acquire or develop a similar product.

Overall, we are investing in promotions at a higher rate than last year and we feel that this has helped lift our sales volumes without margin erosion. Our promotions have generally been at the grocer level, along with incentives for our dealers to favor our products in their sales efforts.

We are currently into our “busy season” with our private label production and sales, and we have several new significant private label products about to roll-out. Our Los Angeles plant capacity is increasing dramatically as we continue to add key equipment and implement new processes.

We believe that our fourth quarter will show favorable trends in all areas of our business and that our fiscal 2012 year will prove to be a turning point for the Company, as we focus on profitable operations along with investments in revenue enhancement activities that will accelerate our growth at the same time.

Results of Operations

Three months ended September 30, 2012 Compared to Three months ended September 30, 2011

Sales

Sales of $7,888,000 for the three months ended September 30, 2012 represented an increase of 23% from $6,400,000 in the prior year same period. Sales growth was driven primarily by continued increases in sales volume in our branded products as we expand our distribution networks. We have been steadily adding distributors and expanding our product offerings to existing customers. Increases in private label sales also contributed to our overall sales increases, with private label revenues contributing approximately 15% of overall sales in the quarter ended September 30, 2012, as compared to approximately 9% in 2011.

Cost of Tangible Goods Sold

Cost of tangible goods sold consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs. Our costs of tangible goods sold of $4,810,000 for the three months ended September 30, 2012 represents a slight decrease in per unit costs, as compared to the 2011 same period. We have reduced certain copack related fees and have negotiated decreases in certain raw ingredients pricing, resulting in an overall decrease in our per-unit costs of our core 12-ounce beverages of approximately 1% in 2012, as compared to 2011.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity consists of direct production costs of our Los Angeles plant in excess of charges allocated to our finished goods in production. Plant costs include labor costs, production supplies, repairs and maintenance, and inventory write-off. Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis, which is lower than our actual costs incurred. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Idle capacity expenses increased to $621,000 in the three months ended September 30, 2012, from $405,000 in 2011. The increase is primarily due to unabsorbed startup costs relating to our kombucha roll-out production in our Los Angeles plant. As we refine our production methods, we feel that these costs will reduce in the future. Our Los Angeles plant production has increased by over 20% in the third quarter, as compared to 2011.

Gross Profit

Our gross profit of $2,457,000 in the three months ended September 30, 2012 represents an increase of $432,000, or 21% from 2011. As a percentage of sales, our gross profit decreased to 31% in 2012 as compared to 32% in 2011. The decrease is primarily due to the negative impact of our plant idle capacity on our gross profit percentage, mitigated by lower costs of tangible goods sold and sales volume increases.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery costs increased by 30% in the three months ended September 30, 2012 to $763,000 from $587,000 in 2011. The increase is generally consistent with our increase in sales volume, along with higher shipping costs for cold storage products sold in 2012, namely kombucha.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased overall to $818,000 in the three months ended September 30, 2012 from $570,000 in 2011. The $248,000 increase is primarily due to increased trade show and advertising costs of $145,000, increased compensation and travel costs of $119,000; offset by a decrease in delivery and facilities related costs of $27,000. We have provided new promotional incentives to several of our distributors and have experienced positive results. We are increasing our sales staff in a conservative manner as our sales territories continue to grow.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased to $693,000 during the three months ended September 30, 2012 from $867,000 in the same period of 2011. In the 2011 third quarter, we incurred legal costs of approximately $200,000 that did not recur in the 2012 third quarter. Compensation costs decreased in the 2012 three month period by $58,000. Professional and consulting costs increased by $29,000 in the 2012 third quarter, facilities costs increased by $45,000, and depreciation costs increased by $9,000.

We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Income/Loss from Operations

Our income from operations of $183,000 in the three months ended September 30, 2012 represents an improvement of $182,000 from the income of $1,000 in the same period of 2011.

Interest Expense

Interest expense decreased to $161,000 in the three months ended September 30, 2012, compared to interest expense of $175,000 in the same period of 2011. The decrease is primarily due to a lower rate of interest charged on our revolving line of credit than in 2011.

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

MODIFIED EBITDA SCHEDULE

	Three Months Ended September 30,
	2012	2011
Net income (loss)	$22,000	$(174,000)

Modified EBITDA adjustments:
Depreciation and amortization	184,000	164,000
Interest expense	161,000	175,000
Stock option compensation	26,000	59,000
Other stock compensation for services	2,000	45,000
Total EBITDA adjustments	373,000	443,000

Modified EBITDA income from operations	$395,000	$269,000

Nine months ended September 30, 2012 Compared to Nine months ended September 30, 2011

Sales

Sales of $22,258,000 for the nine months ended September 30, 2012 represented an increase of 26% from $17,731,000 in the prior year same period. Sales growth was driven primarily by continued increases in sales volume in our branded products as we expand our distribution networks. We have been steadily adding distributors and expanding our product offerings to existing customers. Increases in private label sales also contributed to our overall sales increases, with private label revenues contributing approximately 14% of overall sales in the quarter ended September 30, 2012, as compared to approximately 9% in 2011.

Cost of Tangible Goods Sold

Cost of tangible goods sold consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs. Our costs of tangible goods sold of $13,691,000 for the nine months ended September 30, 2012 represents approximately the same average cost per unit as compared to the 2011 same period.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity consists of direct production costs of our Los Angeles plant in excess of charges allocated to our finished goods in production. Plant costs include labor costs, production supplies, repairs and maintenance, and inventory write-off. Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis, which is lower than our actual costs incurred. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Idle capacity expenses increased to $1,428,000 in the nine months ended September 30, 2012, from $1,300,000 in 2011. The increase is primarily due to unabsorbed startup costs relating to our kombucha roll-out production during the quarter ended September 30, 2012 in our Los Angeles plant. As we refine our production methods, we feel that these costs will reduce in the future.

Gross Profit

Our gross profit of $7,139,000 in the nine months ended September 30, 2012 represents an increase of 33% from 2011. As a percentage of sales, our gross profit increased to 32% in 2012 as compared to 30% in 2011. The improved gross profit percentage is primarily due to lower costs of goods sold, as described above, along with selected price increases. Additionally, the negative impact of our plant idle capacity on our gross profit percentage is lower as our sales volume increases.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery costs increased by 20% in the nine months ended September 30, 2012 to $1,827,000 from $1,519,000 in 2011. The increase is generally consistent with our increase in sales volume.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased overall to $2,239,000 in the nine months ended September 30, 2012 from $1,751,000 in 2011. The $488,000 increase is primarily due to increased trade show and advertising costs of $297,000, increased compensation and travel costs of $138,000, and an increase in delivery and facilities related costs of $53,000.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $2,238,000 during the nine months ended September 30, 2012 from $2,198,000 in the same period of 2011. In the 2011 nine month period, we incurred legal costs of approximately $245,000 that did not recur in the 2012 period. Compensation costs decreased in the 2012 nine month period by $118,000. Professional and consulting costs increased by $116,000 in the 2012 nine month period, facilities costs increased by $116,000, and depreciation costs increased by $45,000.

We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Income/Loss from Operations

Our income from operations of $835,000 in the nine months ended September 30, 2012 represents an improvement of $925,000 from the loss of $90,000 in the same period of 2011.

Interest Expense

Interest expense decreased to $493,000 in the nine months ended September 30, 2012, compared to interest expense of $504,000 in the same period of 2011. The decrease is primarily due to lower rate of interest charged on our revolving line of credit in 2012 than in 2011, partially offset by interest charged on higher borrowings in 2012 than in 2011.

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

MODIFIED EBITDA SCHEDULE

	Nine Months Ended September 30,
	2012	2011
Net income (loss)	$342,000	$(594,000)

Modified EBITDA adjustments:
Depreciation and amortization	556,000	472,000
Interest expense	493,000	504,000
Stock option compensation	81,000	189,000
Other stock compensation for services	23,000	123,000
Total EBITDA adjustments	1,153,000	1,288,000

Modified EBITDA income from operations	$1,495,000	$694,000

Liquidity and Capital Resources

As of September 30, 2012, we had stockholders equity of $4,899,000 and we had working capital of $3,221,000, compared to stockholders equity of $4,305,000 and working capital of $2,655,000 at December 31, 2011. Cash and cash equivalents were $1,429,000 as of September 30, 2012, as compared to $713,000 at December 31, 2011.

Our increase in cash and cash equivalents to $1,429,000 at September 30, 2012 was primarily a result of profitable operations and decreases in inventory. During the nine months ended September 30, 2012, we invested $334,000 in plant improvements. We are upgrading the facilities as well as adding new equipment to our production line that will increase our flexibility in product offerings and increase our plant performance. We also received $135,000 from the exercise of stock options and warrants.

Our Loan and Security Agreement with PMC Financial Services Group, LLC provides a $4 million revolving line of credit and a $750,000 term loan. The revolving line of credit is based on 85% of eligible accounts receivable and 50% of eligible inventory. The interest rate on the revolving line of credit is at the prime rate plus 3.75% (7% at September 30, 2012). The term loan is for $750,000 and bears interest at the prime rate plus 11.6%, which shall not be below 14.85%, is secured by all of the unencumbered assets of the Company, and is to be repaid in 48 equal installments of principal and interest of $21,000. We feel that this loan facility is adequate for our current business plans.

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

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the three months ended September 30, 2012.

Management believes that the accounting estimate related to impairment of our long lived assets, including our trademark license and trademarks, is a “critical accounting estimate” because: (1) it could be susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and we expect they will continue to do so.

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

We believe there have been no significant changes, during the three month period ended September 30, 2012, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2012, the Company issued 1,082 shares of common stock for services at a price of $2.17 with a value of $2,000. Such issuances are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with the Company and the fact that no public offering was involved.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 17, 2012, the Loan and Security Agreement with PMC Financial Services Group was amended to allow additional borrowing of up to $250,000 secured by additional plant equipment purchases.

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

_________

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

Reed’s, Inc. (Registrant)
Date: November 14, 2012	/s/ Christopher J. Reed
Christopher J. Reed
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	/s/ James Linesch
James Linesch Chief Financial Officer (Principal Financial Officer)

