Form 10-K
period 2012-12-31
REEDS INC
filed 2013-03-25
CIK 1140215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File Number 000-32501

REED’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2177773
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number

13000 South Spring Street
Los Angeles, California	90061
Address of principal executive offices	Zip Code

(310) 217-9400

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange where registered
Common Stock, $.0001 par value per share	NYSE MKT

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

Large Accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer  ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2012 was $26,080,000

12,500,833 common shares, $.001 par value, were outstanding on March 13, 2013.

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

PART I

Item 1. Business

Background

We develop, manufacture, market and sell natural non-alcoholic carbonated soft drinks, kombucha, candies and ice creams. We currently manufacture, market and sell seven unique product lines:

•	Reed’s Ginger Brews,
•	Virgil’s Root Beer, Cream Sodas, Dr. Better and Real Cola, including ZERO diet sodas,
•	Culture Club Kombucha
•	China Colas,
•	Reed’s Ginger Chews,
•	Reed’s Ginger Ice Creams,
•	Sonoma Sparkler Sparkling Juices,

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

Key elements of our business strategy include:

•	increase our relationship with and sales to the approximately 13,000 supermarkets that carry our products in natural and mainstream,
•	Expand our distribution network by adding regional direct store delivery (DSD’s) and additional direct accounts,
•	stimulate consumer demand and awareness for our existing brands and products through promotions and advertising,
•	develop additional product flavors under our brands (brand extensions) and other new products, including specialty packaging and alternative uses for our products,
•	develop and produce private-label products for select customers,
•	lower our cost of sales for our products by gaining economies of scale in our purchasing, and
•	optimize the size and focus of our sales force to manage our relationships with distributors and retail outlets.

Our current sales effort is focused on building our business in our approximately 13,000 natural and mainstream supermarket accounts in the U.S. and Canada.

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

Historical Development

Reed’s Original Ginger Brew was created in 1987 by Christopher J. Reed, our founder and Chief Executive Officer, and was introduced to the market in Southern California stores in 1989.  By 1990, we began marketing our products through United Natural Foods Inc. (UNFI), and other natural food distributors and moved our production to a larger facility in Boulder, Colorado.

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

We continually introduce new products and line extensions, such as our Virgil’s diet line of ZERO beverages introduced in 2010 and Dr. Better and Extra Light 55 Calories in 2011. We commenced offering private label products in 2010, and have increased that business significantly in 2011 and 2012. In 2012, we introduced our Culture Club kombucha line with the initial four flavors.

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

Our Products

We currently manufacture and sell 24 beverages, four candies and three ice creams. We make all of our products using premium all-natural ingredients. Our primary brands are our Reed’s ginger brew line, our Virgil’s line of root beer and our Culture Club kombucha. Our candy products, include Reed’s Crystallized Ginger Candy and Reed’s Chews, represent a lesser portion of revenues, however, the products are popular and sales are expanding. We also sell ginger ice cream.

Reed’s Ginger Brews

Ginger ale is the oldest known soft drink.  Before modern soft drink technology existed, non-alcoholic beverages were brewed at home directly from herbs, roots, spices, and fruits.  These handcrafted brews were then aged like wine and highly prized for their taste and their tonic, health-giving properties.  Reed’s Ginger Brews are a revival of this home brewing art and we make them with care and attention to wholesomeness and quality, using the finest fresh herbs, roots, spices, and fruits.  Our expert brew masters brew each batch with fresh ginger.

We believe that Reed’s Ginger Brews are unique in their kettle-brewed origin among all mass-marketed soft drinks. Reed’s Ginger Brews contain between 8 and 26 grams of fresh ginger in every 12-ounce bottle. We use pure cane sugar as the sweetener. Our products differ from commercial soft drinks in three particular characteristics: sweetening, carbonation and coloring for greater adult appeal. Instead of using injected-based carbonation, we produce our carbonation naturally, through slower, beer-oriented techniques.  This process produces smaller, longer lasting bubbles that do not dissipate rapidly when the bottle is opened.  We do not add coloring.  The color of our products comes naturally from herbs, fruits, spices, roots and juices.

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

Our Reed’s line contains the following products:

•	Reed’s Original Ginger Brew was our first creation, and is a Jamaican recipe for homemade ginger ale using 17 grams of fresh ginger root, lemon, lime, honey, raw cane sugar, pineapple, herbs and spices. Reed’s Original Ginger Brew is 20% fruit juice.
•	Reed’s Extra Ginger Brew is the same approximate recipe, with 25 grams of fresh ginger root for a stronger bite. Reed’s Extra Ginger Brew is 20% fruit juice.
•	Reed’s Premium Ginger Brew is sweetened only with honey and pineapple juice. Reed’s Premium Ginger Brew is 20% fruit juice.
•	Reed’s Raspberry Ginger Brew is brewed from 17 grams of fresh ginger root, raspberry juice and lime. Reed’s Raspberry Ginger Brew is 20% raspberry juice.
•	Reed’s Spiced Apple Brew uses 8 grams of fresh ginger root, the finest tart German apple juice and such apple pie spices as cinnamon, cloves and allspice. Reed’s Spiced Apple Brew is 50% apple juice.
•	Reed’s Cherry Ginger Brew is naturally brewed from 22 grams of fresh ginger root, cherry juice from concentrate and spices.
•	Reed’s Natural Energy Elixir, an energy drink infused with all natural ingredients designed to provide consumers with a healthy and natural boost to energy levels
•	Reed’s Nausea Relief, based on our Ginger Brews with added B vitamins. Both ginger and B vitamins have been studied for their effectiveness in combating nausea.

Virgil’s Root Beer

Virgil’s is a premium root beer. We use all-natural ingredients, including filtered water, unbleached cane sugar, anise from Spain, licorice from France, bourbon vanilla from Madagascar, cinnamon from Sri Lanka, clove from Indonesia, wintergreen from China, sweet birch and molasses from the southern United States, nutmeg from Indonesia, pimento berry oil from Jamaica, balsam oil from Peru and cassia oil from China. We collect these ingredients worldwide and gather them together at the brewing and bottling facilities. We combine these ingredients under strict specifications and finally heat-pasteurize Virgil’s Root Beer, to ensure quality. We sell Virgil’s Root Beer in three packaging styles: 12-ounce bottles in a four-pack, a special swing-lid style pint bottle and a 5-liter self-tapping party keg.

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

Reed’s Culture Club Kombucha

We introduced our Culture Club kombucha in 2012. Kombucha is a fermented tea that dates its origin back thousands of years. Among consumers, kombucha is believed to have healing and cleansing characteristics. Sweetened tea is introduced to a “starter” culture and lightly fermented to produce an acetic drink. We make the finest kombucha possible, using a combination of Oolong and Yerba Mate teas. Initially, we produced four flavors, Goji Ginger, Hibiscus Ginger Grapefruit, Lemon Ginger Raspberry and Cranberry. We plan to introduce four additional flavors in 2013.

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

Our Primary Markets

We target a niche in the estimated $60 billion carbonated and non-carbonated soft drink markets in the US, Canada and International markets. Our brands are generally regarded as premium and natural, with upscale packaging and are loosely defined as the artisanal (craft), premium bottled carbonated soft drink category.

The soft drink industry is highly fragmented and the craft soft drink category consists of such competitors as, Henry Weinhards, Thomas Kemper, Hansen's, Izze, Boylans and Jones Soda, to name a few. These brands have the advantage of being seen widely in the national market and being commonly known for years through well-funded ad campaigns. Despite our products having a relatively high price for an artisanal premium beverage product, no mass media advertising and a relatively small but growing presence in the mainstream market compared to many of our competitors, we believe that results to date demonstrate that Reed's Ginger Brews and Virgil's sodas are making strong inroads and market share gains against some of the larger brands in the market.

Kombucha is the largest growth segment of the functional beverage category of drinks and foods, including coconut water, yogurt and fresh juices. Among this broader category, the refrigerated juices and functional beverages segment grew by approximately $200 million in 2012 to an estimated market of approximately $600 million (50% growth), according to SPINS data. Kombucha comprises the overwhelming majority share of this explosive growth and comprises most of the segment. It is generally believed that the segment will continue to expand at a strong rate over the next few years. Other functional drinks in this category are also expanding sales at healthy rates, primarily coconut water and fresh pressed juices. Consumer awareness and demand for functional drinks is increasing and we feel that kombucha and other cultured drinks will be in the forefront of this expanding market category.

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

Supermarkets, particularly supermarket chains and prominent local/regional chains, often impose slotting fees in order to gain shelf presence within their stores. These fees can be structured to be paid one-time only or in installments. We utilize selective slotting in supermarket chains throughout the US and to a lesser degree, in Canada. However, our local and national sales team has been able to place our products without having to pay significant slotting fees. Slotting fees for new item placements on average have cost anywhere between $10 to $150 per store, per new item.

Food Service Placement

We also market our beverages to industrial cafeterias (corporate feeders), and to on premise bars and restaurants. As our business continues to mature, we intend to place our beverages in stadiums, sport arenas, concert halls, theatres, and other cultural centers as long-term marketing and pouring relationships are developed within this business segment.

International Sales

We have developed a limited market for our products in Canada, Europe and Asia. Sales outside of North America currently represent less than 1% of our total sales. Sales in Canada represent about 1.3% of our total sales. We believe that there are good opportunities for expansion of sales in Canada and we are increasing our marketing focus on that market. Other international sales become cost prohibitive, except in specialty sales circumstances, since our premium sodas are packed in glass, which involves substantial freight to move overseas. We are open to opportunities to export and to copack internationally and expand our brands into foreign markets, and we are holding preliminary discussions with trading companies and import/export companies for the distribution of our products throughout Asia, Europe and South America. We believe that these areas are a natural fit for Reed’s ginger products, because of the importance of ginger in international markets, especially the Asian market where ginger is a significant part of diet and nutrition.

Distribution, Sales and Marketing

We currently have a national network of mainstream, natural and specialty food distributors in the United States and Canada. We sell directly to our distributors, who in turn sell to retail stores. We also use our own internal sales force and independent sales representatives to promote our products for our distributors and direct sales to our retail customers. One of the main goals of our sales and marketing efforts is to increase sales and grow our brands. Our sales force consists of senior sales representatives in five geographic regions across the country. Additionally, we employ a staff of internal telemarketing sales representatives. Generally, our sales managers are responsible for all activities related to the sales, distribution and marketing of our brands to our entire distributor and retail partner network in North America. We distribute our products primarily through several national natural foods distributors and an increasing number of regional mainstream DSD distributors. We have entered into agreements with some of our distributors that commit us to "termination fees" if we terminate our agreements early or without cause. These agreements call for our customer to have the right to distribute our products to a defined type of retailer within a defined geographic region. As is customary in the beverage industry, if we should terminate the agreement or not automatically renew the agreement, we would be obligated to make certain payments to our customers. We have no plans to terminate or not renew any agreement with any of our customers. We also offer our products and promotional merchandise directly to consumers via the Internet through our website, www.reedsgingerbrew.com.

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

The kombucha market is dominated by one producer who sells their products nationally. The remainder of the producers are comprised of mostly fragmented regional or local companies. There are companies that gain market share in certain regions; however, most do not have the scale and capability to effectively sell and distribute on a national basis. We believe that there is an excellent opportunity for Reed’s to become the #2 national producer of kombucha in a relatively short period of time, since we have existing distribution channels and customer relationships to expanding our sales volume quickly. We also have in-house production capabilities that can be scaled up as needed to make this a primary brand for Reed’s. We believe that our existing infrastructure creates a competitive advantage, including product design, manufacturing & production, and a network of sales & distribution.

Proprietary Rights

We own trademarks that we consider material to our business. Three of our material trademarks are registered trademarks in the U.S. Patent and Trademark Office: Virgil’s ®, Reed’s Original Ginger Brew All-Natural Jamaican Style Ginger Ale ® and China Cola ®. Registrations for trademarks in the United States will last indefinitely as long as we continue to use and police the trademarks and renew filings with the applicable governmental offices. We have not been challenged in our right to use any of our material trademarks in the United States. We intend to obtain international registration of certain trademarks in foreign jurisdictions.

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

Employees

We have 28 full-time employees on our corporate staff, as follows: 3 in general management, 16 in sales and marketing support, and 9 in accounting, administration and operations. We also have 33 production employees that work both full and part time. We employ additional people on a part-time basis as needed.  We have never participated in a collective bargaining agreement. We believe that the relationship with our employees is good.

Item 2.   Property

We lease a facility of approximately 76,000 square feet, which serves as our principal executive offices, our West Coast Brewery and bottling plant and our Southern California warehouse facility. Approximately 30,000 of the total space is leased under a long-term lease expiring in 2024. We also lease a warehouse of approximately 18,000 square feet under a lease expiring in 2017, a warehouse of approximately 13,000 square feet under a lease expiring in 2014, and a warehouse of 15,000 square feet on a month to month basis.

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

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Our common stock is listed for trading on the NYSE MKT trading under the symbol “REED”.  Prior to December 31, 2012, our company traded on the NASDAQ exchange. The following is a summary of the high and low bid prices of our common stock on the NASDAQ and NYSE MKT Capital Markets for the periods presented:

	Sales Price
	High	Low
Year Ending December 31, 2011
First Quarter	$3.00	$1.95
Second Quarter	2.29	1.74
Third Quarter	2.10	1.61
Fourth Quarter	1.76	1.11

	Sales Price
	High	Low
Year Ending December 31, 2012
First Quarter	$1.90	$1.10
Second Quarter	4.48	1.70
Third Quarter	7.19	3.28
Fourth Quarter	8.82	4.94

As of December 31, 2012, there were approximately 190 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and approximately 12,498,427 outstanding shares of common stock.

Unregistered Sales of Equity Securities

During the fiscal year ended December 31, 2012, we issued the following equity securities that were unregistered under the Securities Act:

—	We issued 14,965 shares of common stock in exchange for consulting and legal services. The value of the stock was based on the closing price of the stock on the issuance or agreed upon date. The total value of shares issued for services was $23,000. The shares were issued pursuant to exemption from registration under Section 4(2) of the Securities Act.

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

We are obligated to pay a non-cumulative 5% dividend from lawfully available assets to the holders of our Series A preferred stock and $0.13 per share per quarter on our Series B preferred stock in either cash or additional shares of common stock at our discretion. In 2012 and 2011, we paid dividends on our Series A preferred stock in an aggregate of 4,760 and 11,455 shares of common stock in each such year, respectively, and anticipate that we will be obligated to issue at least this many shares annually to the holders of the Series A preferred stock so long as such shares are issued and outstanding. In 2012, we accrued $29,000 of dividends on our outstanding Series B shares and paid $37,000 of dividends by issuing 3,394 shares of our common stock. In 2011, we accrued $42,000 of dividends on our outstanding Series B shares and paid $3,000 of dividends by issuing 4,760 shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

2001 Stock Option Plan and 2007 Stock Option Plan

We are authorized to issue options to purchase up to 500,000 shares of common stock under our 2001 Stock Option Plan, and we are authorized to issue options to purchase up to 1,500,000 shares of common stock under our 2007 Stock Option Plan. On August 28, 2001, our board of directors adopted the 2001 Stock Option Plan, and the plan was approved by our stockholders. On October 8, 2007, our board of directors adopted the 2007 Stock Option Plan, and the plan was approved by our stockholders on November 19, 2007.

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

2010 Incentive Stock Plan and 2010-2 Incentive Stock Plan

We are authorized to issue up to an aggregate of 75,000 shares of common stock to employees, officers, directors, consultants, independent contractors, advisors, or other service providers to Reed’s under our 2010 Incentive Stock Plan and 2010-2 Incentive Stock Plan (collectively, the “2010 Plans”). The 2010 Incentive Stock Plan was adopted by our board of directors on March 31, 2010; the 2010-2 Incentive Stock Option Plan was adopted on May 5, 2010. The 2010 Plans are administered by a committee of the board of directors. The plan committee may from time to time, and subject to the provisions of the plan and such other terms and conditions as the plan committee may prescribe, grant to any eligible person one or more shares of common stock of Reed’s ("Award Shares"). The grant of Award Shares or grant of the right to receive Award Shares shall be evidenced by either a written consulting agreement or a separate written agreement confirming such grant, executed by Reed’s and the recipient, stating the number of Award Shares granted and stating all terms and conditions of such grant. During 2011, 14,965 shares of common stock were issued under the 2010 Plans, and in 2011 there were 72,025 shares of common stock issued.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2012, with respect to equity securities authorized for issuance under compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column(a))(c)

Equity compensation plans approved by security holders	607,000	$1.27	470,999
Equity compensation plans not approved by security holders	317,253	$2.40	–

TOTAL	924,253	$1.66	470,999

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

Overview

Our 2012 results reflect 20% growth in revenues to $30 million. Private label sales were approximately $5.2 million of the revenues, $1 million higher than in 2011. Our private label revenues fell a little short of expectations in the fourth quarter due to lower buying from a major customer. We are starting out 2013 with very strong growth in both private label and branded product revenues. In 2013, we anticipate that our Culture Club kombucha line will make an increasing impact on branded sales revenues while we continue to increase our distribution reach for our branded Ginger Brew and Virgil’s lines of natural sodas. In addition to revenues from our three great brands, we are exploring additional line extensions and branding opportunities. We are also increasing our consumer marketing and creating excitement around our brands, which will increase general awareness of our products. We believe that we have adequate capital for our existing business plans for 2013 and we are increasing margin contribution at a rate that is faster than increases in operating and sales costs.

Results of Operations

Year ended December 31, 2012 Compared to Year ended December 31, 2011

Sales

Sales of $30,007,000 for the year ended December 31, 2012 represent an increase of $4,994,000, or 20%, as compared to the prior year same period. Sales from branded products increased over 19% during 2012, over 2011, with an overall volume increase of 18% in our core 12-ounce branded beverages. Sales of private label products increased to approximately $5.2 million in 2012, an increase of approximately 23% over 2011. The branded product sales increases are due to higher volumes with key customers as well as the addition of several regional direct store delivery (DSD) distributors selling our products. Promotional allowances, a deduction from revenues, increased at a faster rate than gross sales increases, primarily due to initial discounting on our kombucha sales and to additional promotional activities with our distributors. Our kombucha sales commenced during the second half of 2012, with volume increases primarily in the fourth quarter.

Cost of Tangible Goods Sold

Cost of tangible goods sold consists of the costs of raw materials and packaging utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs. The total cost of $18,943,000 for the year December 31, 2012 was 63% of net sales, as it also was in 2011. Despite price increases in certain key raw ingredients, we were able to lower our average costs on our 12 ounce branded sodas overall by approximately 2% in the year ended December 31, 2012, as compared to the prior year same period, due primarily to lower costs of certain packaging materials.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity consists of direct production costs in excess of charges allocated to our finished goods in production. Plant costs include labor costs, production supplies, repairs and maintenance, and inventory write-off. Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis, which is lower than our actual costs incurred. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Idle capacity expenses increased to $1,920,000 in the year ended December 31, 2012, from $1,761,000 in the prior year period. The increase is due to higher unabsorbed costs of production, primarily in payroll, workers compensation insurance and depreciation expense. During 2012 we produced about 60% less equivalent cases in our Los Angeles plant than we did in 2011. The lower production is due primarily to our initial kombucha productions, which tied up plant time while we learned and improved processes. During the first half of 2012, we also performed a number of plant upgrades and maintenance that required labor costs which could not be capitalized and which required periods of down time from production. Despite the lower production in 2012, we were able to mitigate the plant losses to an increase of $159,000 or 9% increase over 2011. We anticipate that our plant production will increase to record production rates in 2013, which will help us to reduce the idle capacity costs.

Gross Profit

Our gross profit of $9,144,000 in the year ended December 31, 2012 represents 30% of sales, as compared to 30% in 2011.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to certain customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling costs increased to $2,634,000 in the year ended December 31, 2012 from $2,307,000 in 2011. The 14% increase is due to higher sales volume, increased freight costs on certain customers and increased inventory handling costs. As a percentage of sales, delivery and handling expenses were 9% in both of the years ended December 31, 2012, and 2011.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased overall to $3,145,000 in the year ended December 31, 2012 from $2,470,000 in 2011. The $675,000 increase (27%) is primarily due to increased marketing and promotional costs of $403,000, including dealer promotions, sponsorships and trade shows; and to higher compensation related costs of $251,000. Our overall sales staff increased from 13 at the end of 2011 to 17 at the end of 2012. As our sales base continues to grow, we plan to progressively increase our sales staff further. As a percentage of sales, selling and marketing costs in the aggregate were 10% in both the years ended December 31, 2012 and 2011.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses during the year ended December 31, 2012 increased to $3,229,000 from $2,878,000 in 2011. The $351,000 increase is primarily due to increases in consulting and professional fees of $168,000, an increase in loan fees of $149,000, an increase in facilities-related costs of $142,000, and an increase in the accounts receivable reserve of $122,000. Cost increases were offset by a decrease in compensation-related costs of $103,000. In 2011, a legal matter asserted by a former industrial employee resulted in one-time legal costs of $327,000 that did not recur in 2012.

We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Income (Loss) from Operations

Income from operations was $136,000 in the year ended December 31, 2012, as compared to a loss of $250,000 in 2011. The improvement of $386,000 is primarily due to increased sales and margin contribution.

Interest Expense

Interest expense decreased to $660,000 in the year ended December 31, 2012, compared to interest expense of $691,000 in the same period of 2011. The decrease is due to lower average borrowing under a loan and security agreement with PMC Financial, LLC, secured primarily by our inventory and accounts receivable.

Modified EBITDA

The Company defines modified EBITDA (a non-GAAP measurement) as net loss before interest, taxes, depreciation and amortization, and non-cash share-based compensation expense. Other companies may calculate modified EBITDA differently. Management believes that the presentation of modified EBITDA provides a measure of performance that approximates cash flow before interest expense, and is meaningful to investors.

MODIFIED EBITDA SCHEDULE

	Year ended December 31,
	2012	2011
	(unaudited)	(unaudited)
Net loss	$(524,000)	$(941,000)

Modified EBITDA adjustments:
Depreciation and amortization	738,000	653,000
Interest expense	660,000	691,000
Stock option and warrant compensation	107,000	300,000
Other stock compensation for services and finance fees	23,000	131,000
Total EBITDA adjustments	1,528,000	1,775,000

Modified EBITDA income from operations	$1,004,000	$834,000

Liquidity and Capital Resources

As of December 31, 2012, we had stockholders equity of $4,098,000 and we had working capital of $2,298,000, compared to stockholders equity of $4,305,000 and working capital of $2,655,000 at December 31, 2011. The decrease in our working capital of $357,000 was primarily a result of net losses and pay downs on our long-term debt.

Our increase in cash and cash equivalents to $1,163,000 at December 31, 2012 compared to $713,000 at December 31, 2011 was primarily a result of cash provided by operating activities of $1,177,000. Such cash provided by operations was offset primarily by costs of plant improvements of $507,000 and loan pay downs of $397,000. We also gained $177,000 through the exercise of stock options and warrants. In addition to our cash position on December 31, 2012, we had availability under our line of credit of $234,000.

Our Loan and Security Agreement with PMC Financial Services Group, LLC provides a $4 million revolving line of credit and a $750,000 term loan. The revolving line of credit is based on 85% of eligible accounts receivable and 50% of eligible inventory. The interest rate on the revolving line of credit is at the prime rate plus 3.75% (7% at December 31, 2012). The term loan is for $750,000 and bears interest at the prime rate plus 11.6%, which shall not be below 14.85%, is secured by all of the unencumbered assets of the Company, and is to be repaid in 48 equal installments of principal and interest of $21,000.

We believe that the Company currently has the necessary working capital to support existing operations for at least the next 12 months. Our primary capital source will be positive cash flow from operations. If our sales goals do not materialize as planned, we believe that the Company can reduce its operating costs and can be managed to maintain positive cash flow from operations. Historically, we have financed our operations primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution and cash generated from operations.

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

If we suffer losses from operations, our working capital may be insufficient to support our ability to expand our business operations as rapidly as we would deem necessary at any time, unless we are able to obtain additional financing. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives and would be required to reduce our level of operations, including reducing infrastructure, promotions, personnel and other operating expenses. These events could adversely affect our business, results of operations and financial condition. If adequate funds are not available or if they are not available on acceptable terms, our ability to fund the growth of our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressures, could be significantly limited.

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

In accordance with FASB guidance, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the year ended December 31, 2012.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the year ended December 31, 2012.

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

We believe there have been no significant changes, during the year ended December 31, 2012, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 8.   Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Reed’s, Inc.

We have audited the accompanying balance sheets of Reed’s, Inc. as of December 31, 2012 and 2011 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Reed’s, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Weinberg & Company, P.A.

Los Angeles, California

March 25, 2013

REED’S, INC.

BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$1,163,000	$713,000
Inventory	5,794,000	6,099,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $399,000 and $135,000, respectively	1,961,000	1,626,000
Prepaid inventory	201,000	168,000
Prepaid and other current assets	212,000	123,000
Total Current Assets	9,331,000	8,729,000

Property and equipment, net of accumulated depreciation of $2,351,000 and $1,739,000, respectively	3,422,000	3,512,000
Brand names	1,029,000	1,029,000
Deferred financing fees, net of amortization of $50,000 and $8,000, respectively	54,000	85,000
Total assets	$13,836,000	$13,355,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,368,000	$2,310,000
Accrued expenses	214,000	196,000
Dividends payable	74,000	83,000
Recycling fees payable	19,000	111,000
Line of credit	3,023,000	3,095,000
Current portion of long term financing obligation	90,000	71,000
Current portion of capital leases payable	69,000	56,000
Current portion of term loan	176,000	152,000
Total current liabilities	7,033,000	6,074,000

Long term financing obligation, less current portion, net of discount of $576,000 and $626,000, respectively	2,208,000	2,247,000
Capital leases payable, less current portion	98,000	153,000
Term loan, less current portion	399,000	576,000
Total Liabilities	9,738,000	9,050,000

Commitments and contingencies
Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 10,411 and 46,621 shares issued and outstanding, respectively	104,000	466,000
Series B Convertible Preferred stock, $10 par value, 500,000 shares authorized, 45,602 and 80,415 shares issued and outstanding, respectively	456,000	804,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 12,084,673 and 10,885,883 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	23,996,000	22,924,000
Accumulated deficit	(20,459,000)	(19,890,000)
Total stockholders’ equity	4,098,000	4,305,000
Total liabilities and stockholders’ equity	$13,836,000	$13,355,000

The accompanying notes are an integral part of these financial statements

REED’S, INC.
STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2012 and 2011

	2012	2011
Sales	$30,007,000	$25,013,000
Cost of tangible goods sold	18,943,000	15,847,000
Cost of goods sold – idle capacity	1,920,000	1,761,000
Gross profit	9,144,000	7,405,000

Operating expenses:
Delivery and handling expenses	2,634,000	2,307,000
Selling and marketing expense	3,145,000	2,470,000
General and administrative expense	3,229,000	2,878,000
Total operating expenses	9,008,000	7,655,000

Income (loss) from operations	136,000	(250,000)

Interest expense	(660,000)	(691,000)

Net loss	(524,000)	(941,000)

Preferred stock dividend	(45,000)	(65,000)

Net loss attributable to common stockholders	$(569,000)	$(1,006,000)

Loss per share attributable to common stockholders - basic and diluted	$(0.05)	$(0.09)
Weighted average number of shares outstanding - basic and diluted	11,361,053	10,785,719

The accompanying notes are an integral part of these financial statements

REED’S, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2012 and 2011

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2010	10,446,090	1,000	46,621	466,000	85,766	858,000	21,701,000	(18,884,000)	4,142,000

Fair value of common stock issued for services and finance fees	72,873	–	–	–	–	–	146,000	–	146,000
Common stock issued upon conversion of Series B preferred stock	37,457	–	–	–	(5,351)	(54,000)	54,000	–	–
Sale of common stock in private offering	304,880	–	–	–	–	–	672,000	–	672,000
Exercise of warrants	11,000	–	–	–	–	–	25,000	–	25,000
Fair value vesting of options issued to employees	–	–	–	–	–	–	258,000	–	258,000
Fair value of warrants issued for services	–	–	–	–	–	–	42,000	–	42,000
Series A and Series B preferred stock dividend	–	–	–	–	–	–	–	(65,000)	(65,000)
Common stock paid for Series A and Series B preferred stock dividend	13,533	–	–	–	–	–	26,000	–	26,000
Net loss	–	–	–	–	–	–	–	(941,000)	(941,000)
Balance, December 31, 2011	10,885,833	$1,000	46,621	$466,000	80,415	$804,000	$22,924,000	$(19,890,000)	$4,305,000

Fair Value of Common Stock issued for bonuses and services	14,965	–	–	–	–	–	23,000	–	23,000
Common stock issued upon conversion of Series A preferred stock	144,840	–	(36,210)	(362,000)	–	–	362,000	–	–
Common stock issued upon conversion of Series B preferred stock	243,691	–	–	–	(34,813)	(348,000)	348,000	–	–
Exercise of stock options	347,223	–	–	–	–	–	30,000	–	30,000
Exercise of warrants	416,048	–	–	–	–	–	147,000	–	147,000
Fair value vesting of options issued to employees	–	–	–	–	–	–	107,000	–	107,000
Series A and Series B preferred stock dividend	–	–	–	–	–	–	–	(45,000)	(45,000)
Common stock paid for Series A and Series B dividend	32,073	–	–	–	–	–	55,000	–	55,000
Net Loss								(524,000)	(524,000)
Balance, December 31, 2012	$12,084,673	$1,000	10,411	$104,000	45,602	$456,000	$23,996,000	$20,459,000	$4,098,000

The accompanying notes are an integral part of these financial statements

REED’S, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net loss	$(524,000)	$(941,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	738,000	653,000
Fair value of stock options issued to employees	107,000	258,000
Fair value of warrants issued for services	–	42,000
Fair value of common stock issued for services	23,000	131,000
Increase in allowance for doubtful accounts	264,000	30,000
Changes in assets and liabilities:
Accounts receivable	(599,000)	(361,000)
Inventory	305,000	(1,544,000)
Prepaid expenses and inventory and other current assets	(122,000)	(75,000)
Accounts payable	1,058,000	(276,000)
Accrued expenses	19,000	34,000
Recycling fees payable	(92,000)	(215,000)
Net cash provided by (used in) operating activities	1,177,000	(2,264,000)
Cash flows from investing activities:
Purchase of property and equipment	(507,000)	(356,000)
Net cash used in investing activities	(507,000)	(356,000)
Cash flows from financing activities:
Proceeds from issuance of common stock in private placement, net of offering costs	–	672,000
Proceeds from stock option and warrant exercises	177,000	25,000
Payments for deferred financing fees	(44,000)	(65,000)
Proceeds received from term loan	–	750,000
Principal repayments on term loan	(153,000)	(22,000)
Principal repayments on long term financing obligation	(71,000)	(54,000)
Principal repayments on capital lease obligation	(57,000)	(43,000)
Net (repayments) borrowings on existing line of credit	(72,000)	3,404,000
Net (payoff) borrowings on former line of credit	–	(2,347,000)
Principal repayments on note payable	–	(71,000)
Net cash (used) provided by financing activities	(220,000)	2,249,000
Net increase (decrease) in cash	450,000	(371,000)
Cash at beginning of year	713,000	1,084,000
Cash at end of year	$1,163,000	$713,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$668,000	$671,000
Taxes	$–	$–
Non Cash Investing and Financing Activities
Series A preferred stock converted to common stock	$362,000	$–
Series B preferred stock converted to common stock	$348,000	$54,000
Common Stock issued in settlement of Series A and Series B preferred stock	$55,000	$26,000
Series B preferred stock dividend payable in common stock	$74,000	$42,000
Property and equipment acquired through capital lease obligation	$15,000	$-67,000
Common stock issued for deferred financing fees	$–	$15,000

The accompanying notes are an integral part of these financial statements

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(1)	Operations and Summary of Significant Accounting Policies

A)	Nature of Operations

Reed’s, Inc. (the “Company”) was organized under the laws of the state of Florida in January 1991. In 2001, the Company changed its name from Original Beverage Corporation to Reed’s, Inc. and changed its state of incorporation from Florida to Delaware. The Company is engaged primarily in the business of developing, manufacturing and marketing natural non-alcoholic beverages, as well as candies and ice creams. The Company currently offers seven Reed’s Ginger Brew flavors (Extra, Original, Premium, Light 55 Calorie Extra, Cherry Ginger, Raspberry Ginger and Spiced Apple Ginger); Reed’s Energy Elixir; five Virgil’s beverages (Root Beer, Cream Soda, Orange Cream Soda, Black Cherry Cream Soda, and Real Cola); four zero calorie Virgil’s versions; two China Cola beverages (regular and cherry); two Sonoma Sparkler sparkling juices; three kinds of  ginger candies (crystallized ginger, ginger chews and peanut butter ginger chews); and three flavors of ginger ice cream (Original, Green Tea, and Chocolate). In 2011 the Company introduced its nausea relief product and reformulated its Virgil’s diet products into its new ZERO line with stevia natural sweetener. In 2012 the company introduced its kombucha line with four flavors.

The Company sells its products primarily in upscale gourmet and natural food stores and supermarket chains in the United States and Canada.

B)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts, inventory obsolescence, depreciable lives of property and equipment, analysis of impairments of recorded intangibles, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services.

C)	Accounts Receivable

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

The allowance for doubtful accounts and returns and discounts is established through a provision reducing the carrying value of receivables. Receivables are charged off against the allowance when payments are received or products returned. The allowance for doubtful accounts and returns and discounts as of December 31, 2012 was approximately $399,000 and December 31, 2011 was approximately $135,000.

D)	Property and Equipment and Related Depreciation

Property and equipment is stated at cost. Depreciation is calculated using accelerated and straight-line methods over the estimated useful lives of the assets as follows:

Property and Equipment Type	Years of Depreciation
Building	39 years
Machinery and equipment	5-12 years
Vehicles	5 years
Office equipment	5-7 years

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The Company did not recognize impairment for the years ended December 31, 2012 and 2011.

E)	Intangible Assets and Impairment Policy

The Company records intangible assets in accordance with FASB ASU Topic 350 “Intangibles – Goodwill and Other”. Intangible assets consist mostly of brand names and are deemed to have indefinite lives not subject to annual amortization. Intangible assets, which have finite lives, are amortized on a straight-line basis over their remaining useful life; they are also subject to annual impairment reviews.

Management regularly reviews intangible assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. No impairments were identified for the years ended December 31, 2012 and 2011.

F)	Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000 at December 31, 2012. The Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the years ended December 31, 2012 and 2011.

During the year ended December 31, 2012, the Company had two customers who accounted for approximately 30% and 10% of its sales, respectively; and during the year ended December 31, 2011, the Company had two customers who accounted for approximately 28% and 11% of its sales, respectively. No other customer accounted for more than 10% of sales in either year. As of December 31, 2012 the Company had accounts receivable due from two customers who comprised $580,000 (25%) and $340,000 (14%), of its total accounts receivable; and as of December 31, 2011 the Company had accounts receivable due from two customers who comprised $475,000 (27%), $264,000 (15%), respectively, of its total accounts receivable.

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

G)	Fair Value of Financial Instruments

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

Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company's assumptions.

The Company has no such assets or liabilities recorded to be valued on the basis above at December 31, 2012 and 2011.

H)	Cost of sales

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

I)	Delivery and Handling Expenses

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

The Company accounts for certain sales incentives, including slotting fees, as a reduction of gross sales. These sales incentives for the years ended December 31, 2012 and 2011 approximated $2,345,000 and $1,463,000, respectively.

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

For the years ended December 31, 2012 and 2011, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of the following as of:

	December 31,
	2012	2011
Warrants	317,253	2,006,870
Series A Preferred Stock	41,644	186,484
Series B Preferred Stock	319,214	562,905
Options	607,000	1,172,000
Total	1,285,111	3,928,259

M)	Advertising Costs

Advertising costs are expensed as incurred and are included in selling expense in the amount of $111,000 and $25,000, for the years ended December 31, 2012 and 2011, respectively.

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

P)	Reclassification

In presenting the Company’s statement of operations for the year ended December 31, 2011, the Company previously presented $2,307,000 of delivery and handling expenses as part of cost of goods sold. In presenting the Company’s statement of operations for the year ended December 31, 2012, the Company has reclassified the 2011 delivery and handling expenses to operating expenses.

(2)	Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market, and is comprised of the following as of:

	December 31, 2012	December 31, 2011
Raw Materials and Packaging	$3,524,000	$3,538,000
Finished Goods	2,270,000	2,561,000
	$5,794,000	$6,099,000

(3)	Property and Equipment

Property and equipment is comprised of the following as of:

	December 31, 2012	December 31, 2011
Land	$1,108,000	$1,108,000
Building	1,737,000	1,708,000
Vehicles	320,000	320,000
Machinery and equipment	2,174,000	1,702,000
Office equipment	434,000	413,000
	5,773,000	5,251,000
Accumulated depreciation	(2,351,000)	(1,739,000)
	$3,422,000	$3,512,000

Depreciation expense for the years ended December 31, 2012 and 2011 was $612,000 and $561,000, respectively.

Machinery and equipment at December 31, 2012 and 2011 includes equipment held under capital leases of $309,000 and $294,000, respectively. Accumulated depreciation on equipment held under leases was $149,000 and 104,000 as of December 31, 2012 and 2011, respectively.

(4)	Intangible Assets

Brand Names

Brand names consist of three trademarks for natural beverages. As long as the Company continues to renew its trademarks, these intangible assets will have an indefinite life. Accordingly, they are not subject to amortization.

Deferred Financing Fees

Deferred financing fees are comprised of the following as of:

	December 31, 2012	December 31, 2011
Loan fees relating to financing	$80,000	$135,000
Accumulated amortization	(26,000)	(50,000)
	$54,000	$85,000

Amortization expense for the years ended December 31, 2012 and 2011 was approximately $75,000 and $42,000 respectively.

Amortization of deferred financing fees is as follows for the years ending December 31:

Year	Amount
2013	41,000
2014	8,000
2015	3,000
2016	2,000
Total	$54,000

(5)	Line of Credit

On November 9, 2011, the Company entered into a Loan and Security Agreement with PMC Financial Services Group, LLC. The Loan and Security Agreement replaced the Company’s existing RLOC and added a $750,000 term loan to the credit (see Note 7). The RLOC initially was for $3 million, based on 85% of eligible accounts receivable and 50% of eligible inventory. The interest rate on the revolving line of credit is at the prime rate plus 3.75% (7% at December 31, 2012). The three-year Agreement is secured by all of the unencumbered assets of the Corporation. There is an early termination fee of 2% of the maximum revolver amount during the first two years and 1% of the maximum revolver during the third year. The Agreement includes a financial covenant debt service coverage ratio that is effective if the credit availability under the RLOC falls below $100,000. On November 30, 2011, the maximum RLOC amount was temporarily raised to $3.5 million, and on May 11, 2012, the Company’s revolving line of credit was increased from $3,000,000 to $4,000,000. At December 31, 2012 and December 31, 2011, the aggregate amount outstanding under the line of credit was $3,023,000 and $3,095,000 respectively, and the Company had approximately $234,000 of availability on this line of credit at December 31, 2012. The line of credit expires on November 7, 2014 and is secured by substantially all of the Company’s assets.

(6)	Long Term Financing Obligation

Long term financing obligation is comprised of the following as of:

	December 31,
	2012	2011
Financing obligation	$2,874,000	$2,944,000
Valuation discount	(576,000)	(626,000)
	2,298,000	2,318,000
Less current portion	(90,000)	(71,000)
Long term financing obligation	$2,208,000	$2,247,000

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

In connection with the financing obligation, the Company issued an aggregate of 400,000 warrants to purchase its common stock at $1.20 per share for five years. The 400,000 warrants were valued at $752,000 and reflected as a debt discount, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the 400,000 warrants: strike price of $2.10 to $2.25; term of 5 years; volatility of 91.36% to 110.9%; expected dividends 0%; and discount rate of 2.15% to 2.20%. The 400,000 warrants were recorded as valuation discount and are being amortized over 15 years, the term of the purchase option. Amortization of valuation discount was $50,000 during both of the years ended December 31, 2012 and 2011.

The aggregate amount due under the financing obligation at December 31, 2012 and 2011 was $2,874,000 and $2,944,000, respectively.

Aggregate future obligations under the financing obligation are as follows:

Year
2013	$90,000
2014	111,000
2015	134,000
2016	161,000
2017	190,000
Thereafter	2,188,000
Total	$2,874,000

(7)	Term Loan

In connection with the Loan and Security Agreement with PMC Financial Services Group, LLC (see Note 5), the Company entered into a Term Loan. The loan is for $750,000, bears interest at the prime rate plus 11.6%, which shall not be below 14.85%, is secured by all of the unencumbered assets of the Company, and is to be repaid in 48 equal installments of principal and interest of $21,000.

	December 31,
	2012	2011
Term loan	$575,000	$728,000
Less current portion	(176,000)	(152,000)
Long term debt	$399,000	$576,000

Aggregate future obligations under the term loan are as follows:

Year
2013	$176,000
2014	204,000
2015	195,000
Total	$575,000

(8)	Obligations Under Capital Leases

The Company leases equipment for its brewery operations with an aggregate value of $294,000 under eight non-cancelable capital leases. Most of the leases are personally guaranteed by the Company’s chief executive officer. Monthly payments range from $341 to $1,680 per month, including interest, at interest rates ranging from 6.51% to 17.32% per annum. At December 31, 2012, monthly payments under these leases aggregated $7,000. The leases expire at various dates through 2016.

Future minimum lease payments under capital leases are as follows:

Years Ending December 31,
2013	$92,000
2014	71,000
2015	28,000
2016	14,000
Total payments	205,000
Less: Amount representing interest	38,000

Present value of net minimum lease payments	167,000
Less: Current portion	69,000
Non-current portion	$98,000

(9)	Stockholders’ Equity

Preferred Stock

Series A

Series A Preferred stock consists of 500,000 shares authorized to Series A, $10.00 par value, 5% non-cumulative, participating, preferred stock. As of December 31, 2012 and 2011, there were 10,411 and 46,621 shares outstanding, respectively, with a liquidation preference of $10.00 per share.

These preferred shares have a 5% pro-rata annual non-cumulative dividend. The dividend can be paid in cash or, in the sole and absolute discretion of our board of directors, in shares of common stock based on its then fair market value. We cannot declare or pay any dividend on shares of our securities ranking junior to the preferred stock until the holders of our preferred stock have received the full non-cumulative dividend to which they are entitled. In addition, the holders of our preferred stock are entitled to receive pro rata distributions of dividends on an “as converted” basis with the holders of our common stock. During the year ended December 31, 2012 the Company accrued and paid a $16,000 dividend payable to the preferred shareholders, which the board of directors elected to pay through the issuance of 4,760 shares of its common stock; and during the year ended December 31, 2011 the Company accrued and paid a $23,000 dividend payable to the preferred shareholders, which the board of directors elected to pay through the issuance of 11,455 shares of its common stock.

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

The Series A preferred stock may be converted, at the option of the holder, at any time after issuance and prior to the date such stock is redeemed, into four shares of common stock, subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, recapitalization, reclassification and similar transactions. We are obligated to reserve out of our authorized but unissued shares of common stock a sufficient number of such shares to effect the conversion of all outstanding shares of Series A preferred stock. During the year ended December 31, 2012, 36,210 shares of Series A preferred stock were converted into 144,840 shares of common stock and in 2011, no shares of Series A preferred stock were converted into shares of common stock.

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

Series B

Series B Preferred stock consists of 500,000 shares authorized to Series B, $10.00 par value, 5% non-cumulative, participating, preferred stock. As of December 31, 2012 and 2011 there were 45,602 and 80,415 shares outstanding, respectively.

On February 5, 2011, the Company completed a standby offering of 12,780 shares of its Series B Convertible Preferred Stock at $10.00 per share, for gross proceeds of $127,800. In connection with the offering, the Company also issued warrants to purchase 3,575 shares of common stock at $1.79 per share for five years. The Company paid legal and broker fees of approximately $11,000 in connection with the offering, resulting in net proceeds to the Company of $117,000.

These preferred shares have a 5% pro-rata annual non-cumulative dividend payable quarterly for a period of three years. The dividend can be paid in cash or, in the sole and absolute discretion of our board of directors, in shares of common stock based on its then fair market value. We cannot declare or pay any dividend on shares of our securities ranking junior to the preferred stock until the holders of our preferred stock have received the full non-cumulative dividend to which they are entitled. During the year ended December 31, 2012, $29,000 in dividends were accrued and $38,000 of dividends were paid by the issuance of 27,313 shares of common stock, as shares of Series B Preferred were converted into shares of common stock. During the year ended December 31, 2011, $42,000 in dividends were accrued and $3,000 of dividends were paid by the issuance of 2,078 shares of common stock.

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

The Series B preferred stock may be converted, at the option of the holder, at any time after issuance and prior to the date such stock is redeemed, into seven shares of common stock, subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, recapitalization, reclassification and similar transactions. We are obligated to reserve out of our authorized but unissued shares of common stock a sufficient number of such shares to effect the conversion of all outstanding shares of Series B preferred stock. During the year ended December 31, 2012, 34,813 shares of preferred stock were converted into 243,691 shares of common stock. During the year ended December 31, 2011, 5,351 shares of Series B preferred stock were converted into 37,457 shares of common stock.

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

Common Stock

Common stock consists of $.0001 par value, 19,500,000 shares authorized, 12,084,673 shares issued and outstanding as of December 31, 2012 and 10,885,833 shares issued and outstanding as of December 31, 2011.

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

During the year ended December 31, 2012, the Company issued 14,965 shares of common stock for services rendered at prices ranging from $1.13 to $2.17 per share with a value of $23,000.

(10)	Stock Options and Warrants

A)	Stock Options

In 2001, the Company adopted the Original Beverage Corporation 2001 Stock Option Plan and, in 2007, the Company adopted the Reed’s Inc 2007 Stock Option Plan (the “Plans”). The options under both plans shall be granted from time to time by the Compensation Committee. Individuals eligible to receive options include employees of the Company, consultants to the Company and directors of the Company. The options shall have a fixed price, which will not be less than 100% of the fair market value per share on the grant date. The total number of options authorized is 500,000 and 1,500,000, respectively for the Original Beverage Corporation 2001 Stock Option Plan and the Reed’s Inc 2007 Stock Option Plan.

During the years ended December 31, 2012 and 2011, the Company granted 10,000 and 437,000 options, respectively, to purchase the Company's common stock at a weighted price of $1.85 and a weighted average price of $1.48, respectively, to employees under the Plans. The aggregate value of the options vesting, net of forfeitures, during the years ended December 31, 2012 and 2011 was $112,000 and $210,000, respectively, and has been reflected as compensation cost. As of December 31, 2012, the aggregate value of unvested options was $145,000, which will be amortized as compensation cost as the options vest, over 2 - 3 years.

On April 9, 2012, the Company repriced 20,000 employee options to an exercise price of $1.83, which were previously $2.43 per share and $2.06 per share. The total increase in stock compensation expense, as a result of the repricing was $3,000. On December 23, 2011, the Company repriced 20,000 employee options to an exercise price of $1.14, which were previously $2.06 per share; and extended the termination date of 420,000 employee options until December 22, 2016. Such options previously were to expire on dates that were between 8 months and 48 months from the extension date. The total increase in stock compensation expense, as a result of the repricing and extensions, was $53,000; of which $48,000 was recognized in the year ended December 31, 2011 and $5,000 in the year ended December 31, 2012. During the year ended December 31, 2012 there were 408,334 options exercised at an average price of $1.05, resulting in proceeds to the Company of $30,000. Most of such exercises were cash-less, resulting in no proceeds to the Company. During the year ended December 31, 2011 there were 8,333 stock options exercised at a price of $0.75 per share resulting in proceeds to the Company of $6,000.

The weighted-average grant date fair value of options granted during 2012 and 2011 was $0.40 and $0.66, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. For purposes of determining the expected life of the option, an average of the estimated holding period is used. The risk-free rate for periods within the contractual life of the options is based on the U. S. Treasury yield in effect at the time of the grant.

	Year ended December 31,
	2012	2011
Expected volatility	48%	48% - 92%
Expected dividends	—	—
Expected average term (in years)	3.0	3.0
Risk free rate - average	0.9%	1.30%
Forfeiture rate	0%	0%

A summary of option activity as of December 31, 2012 and changes during the two years then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	840,000	$1.74
Granted	437,000	$1.48
Exercised	-	-
Forfeited or expired	(105,000)	$2.59
Outstanding at December 31, 2011	1,172,000	$1.55
Granted	10,000	$1.85
Exercised	(408,334)	$1.05
Forfeited or expired	(166,666)	$4.46
Outstanding at December 31, 2012	607,000	$1.27	3.6	$2,668,000
Exercisable at December 31, 2012	411,165	$1.17	3.7	$1,847,000

The aggregate intrinsic values of $2,668,000 and $1,847,000 were calculated as the difference between the market price and the exercise price of the Company’s stock, which was $5.68 as of December 31, 2012.

A summary of the status of the Company’s nonvested shares granted under the Company’s stock option plan as of December 31, 2012 and changes during the year then ended is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2011	505,000	$0.74
Granted	10,000	$0.40
Vested	(205,276)	$0.55
Forfeited	(113,888)	$1.41

Nonvested at December 31, 2012	195,836	$0.65

Additional information regarding options outstanding as of December 31, 2012 is as follows:

	Options Outstanding at December 31, 2012			Options Exercisable at December 31, 2012
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $1.99	472,000	3.80	$1.05	332,831	$0.67
$2.00 - $4.99	135,000	2.90	$2.01	78,334	$1.96
	607,000			411,165

B)	Warrants

On February 9, 2011, the Company granted warrants to purchase 3,575 shares of common stock to a dealer-manager in connection with the placement of its Series B Convertible Preferred Stock. The warrants are exercisable for five years at an exercise price of $1.79. On February 22, 2011, the Company granted warrants to purchase 83,208 shares of common stock to investors who purchased 277,359 shares of its common stock. The warrants are exercisable for five years at an exercise price of $2.10.

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

During the year ended December 31, 2012 there were 574,622 warrants exercised at prices between $1.20 per share and $3.08 per share (an average price of $1.61), resulting in proceeds to the Company of $147,000 and 416,328 shares of common stock issued.

The following table summarizes warrant activity for the two years ended December 31, 2012:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,009,028	$4.68
Granted	396,342	$2.93
Exercised	(11,000)	$2.25
Forfeited or expired	(387,500)	$4.86
Outstanding at December 31, 2011	2,006,870	$4.32
Granted	-	-
Exercised	(574,622)	$1.61
Forfeited or expired	(1,114,995)	$6.26
Outstanding at December 31, 2012	317,253	$2.40	1.7	$1,906,000
Exercisable at December 31, 2012	317,253	$2.40	2.7	$1,906,000

The aggregate intrinsic value of $1,906,000 was calculated, as of December 31, 2012, as the difference between the market price and the exercise price of the Company’s stock, which was $5.68 as of December 31, 2012.

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

	Year ended December 31,
	2012	2011
Expected volatility	N/A	48% - 76%
Expected dividends	N/A	-
Expected term (in years)	N/A	5
Risk free rate	N/A	1.6%

The weighted-average grant date fair value of warrants granted during 2011 was $0 and $0.98 respectively. There were no warrants granted in 2012.

The following table summarizes the outstanding warrants to purchase Common Stock at December 31, 2012:

Number	Exercise Price	Expiration Dates
83,208	$2.10	August 2015
116,565	$2.25	April 2015
117,480	$2.77	February 2016
317,253

(11)	Income Taxes

At December 31, 2012 and 2011, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $16.5 million and $16.2 million for Federal purposes, respectively, and $12.5 million and $12.3 million for state purposes respectively. The Federal carryforward expires in 2033 and the state carryforward expires in 2018. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2012 and 2011, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2012 and 2011, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2007 through 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

Significant components of the Company’s deferred income tax assets are as follows as of:

	December 31, 2012	December 31, 2011
Deferred income tax asset:
Net operating loss carry forward	$6,000,000	$6,150,000
Valuation allowance	(6,000,000)	(6,150,000)
Net deferred income tax asset	$–	$–

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Year Ended
	December 31,
	2012	2011
Federal Statutory tax rate	(34)%	(34)%
State tax, net of federal benefit	(5)%	(5)%
	(39)%	(39)%
Valuation allowance	39%	39%
Effective tax rate	–%	–%

(12)	Commitments and Contingencies

Lease Commitments

The Company leases warehouse space under non-cancelable operating leases. Rental expense for the years ended December 31, 2012 and 2011 was $237,000 and $129,000, respectively.

Future payments under these leases as of December 31, 2012 are as follows:

Year ending December 31,	Amount
2013	$181,000
2014	186,000
2015	138,000
2016	138,000
2017	131,000
Total	$774,000

Other Commitments

The Company has entered into contracts with customers with clauses that commit the Company to pay fees if the Company terminates the agreement early or without cause. The contracts call for the customer to have the right to distribute the Company’s products to a defined type of retailer within a defined geographic region. If the Company should terminate the contract or not automatically renew the agreements without cause, amounts would be due to the customer. As of December 31, 2012 and 2011, the Company has no plans to terminate or not renew any agreement with any of their customers; therefore, no fees have been accrued in the accompanying financial statements.

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

During the year ended December 31, 2008, the Company entered into an agreement for the distribution of its products internationally. The agreement is between the Company and a company controlled by two brothers of Christopher Reed, Chief Executive Officer of the Company. The agreement remains in effect until terminated by either party and requires the Company to pay 10% of the defined sales of the previous month. During the year ended December 31, 2012, the Company paid commissions on sales of $15,000, and during the year ended December 31, 2011, the Company paid commissions on sales of $66,000.

(15)	Subsequent Events

From January 1, 2013 until February 20, 2013, Company employees exercised 51,665 options at prices between $0.86 and $2.02, and received proceeds of $30,000 and issued 47,867 shares of common stock. On January 23, 2013 the Company issued 1,189 shares of common stock as a cashless exercise of a warrant for 2,000 shares at $2.25.

As of February 15, 2013, the Company declared a mandatory conversion of its Series B Convertible Preferred Stock. The company issued 319,214 shares of common stock in exchange for the remaining 45,602 shares of Series B Convertible Preferred Stock outstanding. The Company also issued 47,890 shares of common stock to the Series B Convertible Preferred Stock shareholders as payment of dividends that had accrued in the amount of $1.05 per share.

On March 4, 2013, the Company granted stock options to employees for 256,000 shares with an exercise price of $4.00 per share, the market closing price of its common stock on the grant date with a fair value of approximately $287,000.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

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

General

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their death, resignation or removal. Officers serve at the discretion of the board of directors. Our board members are encouraged to attend meetings of the board of directors and the annual meeting of stockholders. The board of directors held nine meetings in 2012. The following table sets forth certain information with respect to our current directors and executive officers:

Name	Position	Age

Christopher J. Reed	President, Chief Executive Officer and Chairman of the Board	54
James Linesch	Chief Financial Officer	58
Thierry Foucaut	Chief Operating Officer	48
Judy Holloway Reed	Secretary and Director	53
Mark Harris	Director	57
Daniel S.J. Muffoletto	Director	58
Michael Fischman	Director	57

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

James Linesch was appointed as Chief Financial Officer effective January 19, 2009. Mr. Linesch served as the chief financial officer of AdStar, Inc., a public company providing ad placement services and payment processing software for publishers, from February 2006 until January 2009.  He performed transaction intermediary services with MET Advisors, LLC from January 2005 until January 2006.  From June 2000 to October 2004, he served as chief financial officer of DynTek, Inc., an information technology (IT) services company.  From May 1996 until October 1999, he served as chief financial officer and president of CompuMed, Inc.  He also served as chief financial officer of Universal Self Care, Inc. from June 1991 until May 1996.  Mr. Linesch is a certified public accountant (CPA), having practiced with Price Waterhouse in Los Angeles.  He earned a BS degree in finance from California State University, Northridge, and an MBA from the University of Southern California.

Thierry Foucaut has been our Chief Operating Officer since May 2007.  Prior to joining us, Mr. Foucaut worked for six years as Chief Operating Officer of Village Imports, a $30 million specialty foods and beverage distributor in California, where he created and launched a line of sparkling lemonades and managed the company’s operations including multiple warehouses and fleets of DSD delivery trucks.  Mr. Foucaut spent 2000 with Eve.com, a leading San Francisco website specializing in retail sales of high-end cosmetics.  Mr. Foucaut worked for L’Oréal Paris from 1994 through 1999 with growing marketing and sales responsibilities, including Product Manager from September 1994 to May 1996, South Europe Marketing Coordinator from June 1996 to July 1998 and Duty Free Key Account Executive from July 1998 to December 1999, managing large airport and airline clients over several European countries.  He earned a Master of Science degree from Ecole Centrale Paris in 1988, and an MBA from Harvard Business School in 1994.

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

—

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

Director Independence

The board of directors has determined that three members of our board of directors, Mr. Harris, Dr. Muffoletto and Mr. Fischman, are independent under the New York Stock Exchange Listed Company Manual. We intend to maintain at least three independent directors on our board of directors in the future.

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

Our Audit Committee is comprised of Dr. Muffoletto, Mr. Harris and Mr. Fischman. Dr. Muffoletto serves as Chairman of the Audit Committee. The board of directors has determined that the three members of the Audit Committee are independent under the rules of the SEC and the New York Stock Exchange Listed Company Manual and that Dr. Muffoletto qualifies as an “audit committee financial expert,” as defined by the rules of the SEC. Our board of directors has adopted a written charter for the Audit Committee meeting applicable standards of the SEC and the New York Stock Exchange.

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

Our Compensation Committee is comprised of Dr. Muffoletto, Mr. Harris and Mr. Fischman. The board of directors has determined that all of the members of the Compensation Committee are independent under New York Stock Exchange Listed Company Manual Section 303A.02. In affirmatively determining the independence of a director who will serve on the compensation committee, the Company’s board considered all factors specifically relevant to whether the director has a relationship to the Company which is material to the director’s ability to be independent from management in connection with the duties of a committee member, including, without limitation: (1) the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by the Company; and (2) whether the director is affiliated with the Company, or an affiliate of the Company.

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

Our Nominations and Governance Committee is comprised of Dr. Muffoletto and Mr. Fischman. The board of directors has determined that all of the members of the Nominations and Governance Committee are independent under the rules of the New York Stock Exchange Listed Company Manual. Our board of directors has adopted a written charter for the Nominations and Corporate Governance Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities.

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Reed’s under 17 CFR 240.16a-3(e) during our most recent fiscal year and Forms 5 and amendments thereto furnished to Reed’s with respect to our most recent fiscal year or written representations from the reporting persons, we believe that during the year ended December 31, 2012 our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table summarizes all compensation for fiscal years 2012 and 2011 received by our principal executive officer, principal financial officer and chief operating officer, who are the only executive officers of the Company in fiscal year 2012, our “Named Executive Officers”.

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards ($)(1)	Non- Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation		Total

Christopher J. Reed, Chief Executive Officer (Principal Executive Officer)	2012	$217,000	$4,000		–	$–	–	–	$4,616	(2)	$221,000
	2011	$190,000	$3,045		–	$19,000	–	–	$4,616	(2)	$216,661

James Linesch, Chief Financial Officer	2012	$181,009	$29,000		–	$–	–	–	–		$210,009
(Principal Financial Officer)	2011	$175,400	$3,045		–	$15,200	–	–	–		$193,645

Thierry Foucaut, Chief Operating Officer	2012	$184,154	$–	$		$–					$184,154
	2011	$180,000	$3,045	$		$9,500					$192,545

(1)	The amounts represent the fair value for all share-based payment awards, calculated on the date of grant in accordance with Financial Accounting Standards, excluding any impact of assumed forfeiture rates.
(2)	Represents value of automobile provided to Christopher J. Reed.

Employment Agreements

There are no employment agreements with our executive officers. Mr. Reed is currently paid an annual Salary of $190,000; Mr. Linesch is currently paid an annual salary of $175,000; and Mr. Foucaut is currently paid an annual salary of $180,000. Any bonuses are discretionary. In the event of a sale of Reed’s, Inc., should Mr. Linesch’s employment terminate during the first 12 months after the sale, he will be entitled to three months severance based on his compensation level at that time.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2012.

		Number of		Equity Incentive
	Number of	Securities		Plan Awards:
	Securities	Underlying		Number of
	Underlying	Unexercised		Securities
	Unexercised	Options		Underlying	Option	Option
	Options (#)	(#)		Unexercised	Exercise	Expiration
Name and Position	Exercisable	Unexercisable		Unearned Options	Price	Date
Christopher J. Reed, Chief Executive Officer	25,000	25,000	(1)	–	$1.14	12/22/16
James Linesch, Chief Financial Officer	13,333	6,667	(3)	–	$1.14	12/22/16
	20,000	20,000	(4)	–	$1.14	12/22/16
Thierry Foucaut, Chief Operating Officer	12,500	12,500	(5)	–	$1.14	12/22/16

Vesting of Options:

(1)	25,000 will vest on 12/23/13
(2)	25,000 vested on 01/03/12.
(3)	6,667 will vest on 12/30/13
(4)	20,000 will vest on 12/23/13
(5)	12,500 will vest on 12/23/13

Director Compensation

The following table summarizes the compensation paid to our directors for the fiscal year ended December 31, 2012:

	Fees
	Earned or				Non-Equity
	Paid in		Stock	Option	Incentive Plan	All Other
Name	Cash		Awards	Awards	Compensation	Compensation	Total

Judy Holloway Reed	$1,350						$1,350
Mark Harris	$2,350						$2,350
Daniel S.J. Muffoletto	$12,096	(1)					$12,096
Michael Fischman	$750						$750

(1)	Since November 2007, Dr. Muffoletto receives $833 per month to serve as the Chairman of the Audit Committee.

Item 12.   Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table reflects, as of March 7, 2013, the beneficial common stock ownership of: (a) each of our directors, (b) each of our current named executive officers, (c) each person known by us to be a beneficial holder of 5% or more of our common stock, and (d) all of our executive officers and directors as a group.

Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.  Unless otherwise indicated, the principal address of each listed executive officer and director is 13000 South Spring Street, Los Angeles, California 90061.

Name of Named Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)

Directors and Named Executive Officers
Christopher J. Reed (2)	1,615,475	12.9
Judy Holloway Reed (2)	1,615,475	12.9
Mark Harris (3)	9,363	*
Daniel S.J. Muffoletto, N.D.	0	*
Michael Fischman	0	*
James Linesch (4)	112,921	*
Thierry Foucaut (5)	70,049	*

Directors and executive officers as a group (7 persons)	1,807,808	14.4

5% or greater stockholders
Robert Reed (6)	800,000	6.4

 *   Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 8, 2012 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Percentage of ownership is based on approximately 12,500,833 shares of common stock outstanding as of March 8, 2012.
(2)	Christopher J. Reed and Judy Holloway Reed are husband and wife. The same number of shares of common stock is shown for each of them, as they may each be deemed to be the beneficial owner of all of such shares. Consists of 1,584,225 shares of common stock and options to purchase 31,250 shares of common stock. Does not include options to purchase up to 43,750 shares of common stock, which vest over two years.
(3)	The address for Mr. Harris is 160 Barranca Road, Newbury Park, California 91320.
(4)	Consists of 73,338 shares of common stock and options to purchase 39,583 shares of common stock. Does not include options to purchase 45,417 shares of common stock vesting over two years.
(5)	Consists of 51,299 shares of common stock and options to purchase up to 18,750 shares of common stock. Does not include options to purchase up to 31,250 shares of common stock, which vest over two years.
(6)	Robert Reed is the trustee of the Reed Family Irrevocable Trust One and the Reed Family Irrevocable Trust Two. Each trust owns 400,000 shares of common stock. As sole Trustee, Robert Reed holds voting and dispositive power over all of these shares.

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

If a related person proposes to enter into such a transaction, arrangement or relationship, defined as a “related party transaction,” the related party must report the proposed related party transaction to our Chief Financial Officer.  The policy calls for the proposed related party transaction to be reviewed and, if deemed appropriate, approved by the Nominations and Governance Committee. Our Nominations and Governance Committee is comprised of Dr. Muffoletto and Mr. Fischman. The board of directors has determined that all of the members of the Nominations and Governance Committee are independent under the rules of the New York Stock Exchange Listed Company Manual. If practicable, the reporting, review and approval will occur prior to entry into the transaction.  If advance review and approval is not practicable, the Nominations and Governance Committee will review, and, in its discretion, may ratify the related party transaction. Any related party transactions that are ongoing in nature will be reviewed annually at a minimum.  The related party transactions listed below were reviewed by the full board of directors.  Prior to August 2005, we did not have independent directors on our board to review and approve related party transactions. The Nominations and Governance Committee shall review future related party transactions.

During the years December 31, 2012 and 2011, we have participated in the following transactions in which a related person had or will have a direct or indirect material interest:

Judy Holloway Reed, our Secretary and director, is Christopher J. Reed’s spouse.

During the year ended December 31, 2008, the Company entered into an agreement for the distribution of its products internationally. The agreement is between the Company and a company controlled by two brothers of Christopher Reed, Chief Executive Officer of the Company. The agreement remains in effect until terminated by either party and requires the Company to pay 10% of the defined sales of the previous month. During the year ended December 31, 2012, the Company paid commissions on sales of $15,000, and during the year ended December 31, 2011, the Company paid commissions on sales of $66,000.

Item 14.   Principal Accounting Fees and Services

Weinberg & Company, P.A. (“Weinberg”) was our independent registered public accounting firm for the years ended December 31, 2012 and 2011.

The following table shows the fees paid or accrued by us for the audit and other services provided by Weinberg for the years ended December 31, 2012 and 2011.

	2012	2011

Audit Fees	$57,000	$100,000
Audit-Related Fees	0	0
Tax Fees	5,000	5,000
All Other Fees	0	0
Total	$62,000	$105,000

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

Audit Fees

Services provided to us by Weinberg with respect to such periods consisted of the audits of our financial statements and limited reviews of the financial statements included in Quarterly Reports on Form 10-Q. Weinberg also provided services with respect to the filing of our registration statements in 2012 and 2011.

Audit Related Fees

Weinberg did not provide any professional services to us with which would relate to “audit related fees.”

Tax Fees

Weinberg prepared our 2012 and 2011 Federal and state income taxes.

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

3. Exhibits

See the Exhibit Index, which follows the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.

(b) Exhibits

See Item 15(a) (3) above.

(c) Financial Statement Schedules

See Item 15(a) (2) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2013	REED’S, INC. a Delaware corporation

	By:	/s/ Christopher J. Reed
Christopher J. Reed Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. REED	Chief Executive Officer, President and Chairman of the Board of Directors	March 25, 2013
Christopher J. Reed	(Principal Executive Officer)

/s/ JAMES LINESCH	Chief Financial Officer	March 25, 2013
James Linesch	(Principal Financial Officer and Principal Accounting Officer)

/s/ JUDY HOLLOWAY REED	Director	March 25, 2013
Judy Holloway Reed

/s/ MARK HARRIS	Director	March 25, 2013
Mark Harris

/s/ DANIEL S.J. MUFFOLETTO	Director	March 25, 2013
Daniel S.J. Muffoletto

	Director	March 25, 2013
Michael Fischman

EXHIBIT INDEX

3.1	Certificate of Incorporation of Reed’s, Inc. as filed September 7, 2001 (Incorporated by reference to Exhibit 3.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
3.2	Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc. as filed September 27, 2004 (Incorporated by reference to Exhibit 3.2 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
3.3	Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc. as filed December 18, 2007 (Incorporated by reference to Exhibit 3.3 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Reed’s, Inc. as filed October 12, 2004 (Incorporated by reference to Exhibit 3.3 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
3.5	Certificate of Correction to Certificate of Designations as filed November 10, 2004 (Incorporated by reference to Exhibit 3.4 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
3.6	Amended Certificate of Designation of Series B Convertible Preferred Stock, filed December 4, 2009 (filed herewith)
3.7	Bylaws of Reed’s Inc., as amended (Incorporated by reference to Exhibit 3.1 to Reed’s, Inc.’s Current Report on Form 8-K filed December 19, 2012)
4.1	Form of common stock certificate (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
4.2	Form of Series A preferred stock certificate (Incorporated by reference to Exhibit 4.2 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
10.1	Waiver to Loan and Security Agreement dated January 5, 2009 (Incorporated by reference to Exhibit 10.19 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))
10.2*	2001 Stock Option Plan (Incorporated by reference to Exhibit 4.3 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451)
10.3	Reed’s Inc. Master Brokerage Agreement between Reed’s, Inc. and Reed’s Brokerage, Inc. dated May 1, 2008 (Incorporated by reference to Exhibit 10.21 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))
10.4*	2007 Stock Option Plan (Incorporated by reference to Exhibit 10.22 to Reed's, Inc.'s Form 10K filed March 27, 2009)
10.5*	2009 Consultant Stock Plan (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form S-8 (File No. 333-157359))
10.6*	2010 Incentive Stock Plan (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form S-8 (File No. 333-165906))
10.7*	2010-2 Incentive Stock Plan (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form S-8 (File No. 333-166575))
10.8	Loan and Security Agreement between PMC Financial Services Group, LLC and Reed’s, Inc. dated November 8, 2011 (Incorporated by reference to Exhibit 10.15 to Reed’s, Inc.’s Form 10Q as filed November 14, 2011)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-157359))
21.	Subsidiaries of Reed’s, Inc., filed herewith.
23.1	Consent of Weinberg & Co., P.A., filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

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

