Form 10-K/A
period 2012-12-31
REEDS INC
filed 2013-04-15
CIK 1140215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

In this Amendment No. 1 to Form 10-K (the “Amendment”), we are amending Part III, Item 12, Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters of our Form 10-K for the period ended December 31, 2012, originally filed on March 25, 2013 (“Form 10-K”) to correct an error.

Except as expressly noted herein, this Amendment does not amend any other information set forth in the Form 10-K, and we have not updated disclosures contained therein to reflect any events that occurred subsequent to the date of such Form 10-K. In addition, in connection with the filing of this Amendment and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the certifications of our Chief Executive Officer and Chief Financial Officer are attached as exhibits to this Amendment.

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

Named Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)

Directors and Named Executive Officers
Christopher J. Reed (2)	2,415,475	19.3
Judy Holloway Reed (2)	2,415,475	19.3
Mark Harris (3)	9,363	*
Daniel S.J. Muffoletto, N.D.	0	*
Michael Fischman	0	*
James Linesch (4)	112,921	*
Thierry Foucaut (5)	70,049	*

Directors and executive officers as a group (7 persons)	2,607,808	20.7

5% or greater stockholders
Robert Reed (6)	800,000	6.4

 *   Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 8, 2012 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Percentage of ownership is based on approximately 12,500,833 shares of common stock outstanding as of March 8, 2012.
(2)	Christopher J. Reed and Judy Holloway Reed are husband and wife. The same number of shares of common stock is shown for each of them, as they may each be deemed to be the beneficial owner of all of such shares. Consists of 2,384,225 shares of common stock and options to purchase 31,250 shares of common stock. Does not include options to purchase up to 43,750 shares of common stock, which vest over two years.

(3)	The address for Mr. Harris is 160 Barranca Road, Newbury Park, California 91320.
(4)	Consists of 73,338 shares of common stock and options to purchase 39,583 shares of common stock. Does not include options to purchase 45,417 shares of common stock vesting over two years.
(5)	Consists of 51,299 shares of common stock and options to purchase up to 18,750 shares of common stock. Does not include options to purchase up to 31,250 shares of common stock, which vest over two years.

(6)	Robert Reed is the trustee of the Reed Family Irrevocable Trust One and the Reed Family Irrevocable Trust Two. Each trust owns 400,000 shares of common stock. As sole Trustee, Robert Reed holds voting and dispositive power over all of these shares.

PART IV

Item 15. Exhibits and Financial Statements

(a) 1. Financial Statements

See Index to Financial Statements in Item 8 of the Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules

All other financial statement schedules have been omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

See the Exhibit Index, which follows the signature page of this Amendment No. 1, which is incorporated herein by reference.

(b) Exhibits

See Item 15(a) (3) above.

(c) Financial Statement Schedules

See Item 15(a) (2) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2013	REED’S, INC. a Delaware corporation

	By:	/s/ Christopher J. Reed
Christopher J. Reed Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. REED	Chief Executive Officer, President and Chairman of the Board of Directors	April 12, 2013
Christopher J. Reed	(Principal Executive Officer)

/s/ JAMES LINESCH	Chief Financial Officer	April 12, 2013
James Linesch	(Principal Financial Officer and Principal Accounting Officer)

/s/ JUDY HOLLOWAY REED	Director	April 12, 2013
Judy Holloway Reed

/s/ MARK HARRIS	Director	April 12, 2013
Mark Harris

/s/ DANIEL S.J. MUFFOLETTO	Director	April 12, 2013
Daniel S.J. Muffoletto

/s/ MICHAEL FISHMAN	Director	April 12, 2013
Michael Fishman

EXHIBIT INDEX

3.1	Certificate of Incorporation of Reed’s, Inc. as filed September 7, 2001 (Incorporated by reference to Exhibit 3.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
3.2	Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc. as filed September 27, 2004 (Incorporated by reference to Exhibit 3.2 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
3.3	Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc. as filed December 18, 2007 (Incorporated by reference to Exhibit 3.3 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Reed’s, Inc. as filed October 12, 2004 (Incorporated by reference to Exhibit 3.3 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
3.5 3.6

Certificate of Correction to Certificate of Designations as filed November 10, 2004 (Incorporated by reference to Exhibit 3.4 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

Amended Certificate of Designation of Series B Convertible Preferred Stock, filed December 4, 2009 (filed herewith)

3.7	Bylaws of Reed’s Inc., as amended (Incorporated by reference to Exhibit 3.1 to Reed’s, Inc.’s Current Report on Form 8-K filed December 19, 2012)
4.1	Form of common stock certificate (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
4.2	Form of Series A preferred stock certificate (Incorporated by reference to Exhibit 4.2 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

10.1	Waiver to Loan and Security Agreement dated January 5, 2009 (Incorporated by reference to Exhibit 10.19 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))
10.2*	2001 Stock Option Plan (Incorporated by reference to Exhibit 4.3 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451)
10.3	Reed’s Inc. Master Brokerage Agreement between Reed’s, Inc. and Reed’s Brokerage, Inc. dated May 1, 2008 (Incorporated by reference to Exhibit 10.21 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))
10.4*	2007 Stock Option Plan (Incorporated by reference to Exhibit 10.22 to Reed's, Inc.'s Form 10K filed March 27, 2009)
10.5*	2009 Consultant Stock Plan (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form S-8 (File No. 333-157359))
10.6*	2010 Incentive Stock Plan (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form S-8 (File No. 333-165906))
10.7*	2010-2 Incentive Stock Plan (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form S-8 (File No. 333-166575))
10.8	Loan and Security Agreement between PMC Financial Services Group, LLC and Reed’s, Inc. dated November 8, 2011 (Incorporated by reference to Exhibit 10.15 to Reed’s, Inc.’s Form 10Q as filed November 14, 2011)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-157359))
21.	Subsidiaries of Reed’s, Inc. (Incorporated by reference to Exhibit 21 to Reed's, Inc.'s Form 10K filed March 25, 2013)
23.1	Consent of Weinberg & Co., P.A. (Incorporated by reference to Exhibit 21 to Reed's, Inc.'s Form 10K filed March 25, 2013)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File Formatted in XBRL (Extensible Business Reporting Language (Incorporated by reference to Exhibit 101 to Reed's, Inc.'s Form 10K filed March 25, 2013)

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

