Form 10-Q
period 2013-03-31
REEDS INC
filed 2013-05-14
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 12,525,761 shares of Common Stock outstanding as of May 13, 2013.

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

2

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S, INC.

CONDENSED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash	$726,000	$1,163,000
Inventory	6,301,000	5,794,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $300,000 and $399,000, respectively	2,228,000	1,961,000
Prepaid inventory	190,000	201,000
Prepaid and other current assets	251,000	212,000
Total Current Assets	9,696,000	9,331,000

Property and equipment, net of accumulated depreciation of $2,471,000 and $2,351,000, respectively	3,400,000	3,422,000
Brand names	1,029,000	1,029,000
Deferred financing fees, net of amortization of $38,000 and $26,000, respectively	42,000	54,000
Total assets	$14,167,000	$13,836,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,396,000	$3,368,000
Accrued expenses	209,000	233,000
Dividends payable	–	74,000
Line of credit	3,665,000	3,023,000
Current portion of long term financing obligation	95,000	90,000
Current portion of capital leases payable	72,000	69,000
Current portion of term loan	183,000	176,000
Total current liabilities	7,620,000	7,033,000

Long term financing obligation, less current portion, net of discount of $563,000 and $576,000, respectively	2,195,000	2,208,000
Capital leases payable, less current portion	79,000	98,000
Term loan, less current portion	350,000	399,000
Total Liabilities	10,244,000	9,738,000

Commitments and contingencies
Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 10,411 and 10,411 shares issued and outstanding, respectively	104,000	104,000
Series B Convertible Preferred stock, $10 par value, 500,000 shares authorized, 0 and 45,062 shares issued and outstanding, respectively	–	456,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 12,518,333 and 12,084,673 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	24,680,000	23,996,000
Accumulated deficit	(20,862,000)	(20,459,000)
Total stockholders’ equity	3,923,000	4,098,000
Total liabilities and stockholders’ equity	$14,167,000	$13,836,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Three months ended March 31,
	2013	2012
Sales	$8,126,000	$6,539,000

Cost of tangible goods sold	4,905,000	4,185,000
Cost of goods sold – idle capacity	686,000	369,000

Gross profit	2,535,000	1,985,000

Operating expenses:
Delivery and handling expense	906,000	479,000
Selling and marketing expense	880,000	722,000
General and administrative expense	988,000	740,000
Total operating expenses	2,774,000	1,941,000

(Loss) income from operations	(239,000)	44,000

Interest expense	(164,000)	(168,000)

Net loss	(403,000)	(124,000)

Preferred stock dividend	–	(9,000)

Net loss attributable to common stockholders	$(403,000)	$(133,000)

Loss per share available to common stockholders - basic and diluted	$(0.03)	$(0.01)
Weighted average number of shares outstanding - basic and diluted	12,320,516	10,921,076

The accompanying notes are an integral part of these condensed financial statements

 REED’S, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended March 31, 2013

(unaudited)

			Series A		Series B		Additional		Total
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2012	12,084,673	$1,000	10,411	$104,000	45,602	$456,000	$23,996,000	$(20,459,000)	$4,098,000
Fair Value of common stock issued for services	1,250	–	–	–	–	–	5,000	–	5,000
Cashless exercise of stock options	64,117	–	–	–	–	–	30,000	–	30,000
Proceeds from exercise of warrants	1,189	–	–	–	–	–	–	–	–
Common stock issued upon conversion of Series B preferred stock	319,214	–	–	–	(45,602)	(456,000)	456,000	–	–
Fair value vesting of options issued to employees	–	–	–	–	–	–	119,000	–	119,000
Common stock paid for Series B preferred stock dividend	47,890	–	–	–	–	–	74,000	–	74,000
Net loss	–	–	–	–	–	–	–	(403,000)	(403,000)
Balance, March 31, 2013	12,518,333	$1,000	10,411	$104,000	–	–	$24,680,000	$(20,862,000)	$3,923,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(403,000)	$(124,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	145,000	183,000
Fair value of stock options issued to employees	119,000	26,000
Fair value of common stock issued for services and bonus	5,000	15,000
Allowance for doubtful accounts and returns	40,000	–
Changes in assets and liabilities:
Accounts receivable	(307,000)	(464,000)
Inventory	(507,000)	(113,000)
Prepaid inventory and prepaid other current assets	(28,000)	(97,000)
Accounts payable	28,000	233,000
Accrued expenses	(24,000)	(22,000)
Net cash used in operating activities	(932,000)	(363,000)
Cash flows from investing activities:
Purchase of property and equipment	(98,000)	(110,000)
Net cash used in investing activities	(98,000)	(110,000)
Cash flows from financing activities:
Proceeds from stock option exercises	30,000	–
Principal repayments on long term financing obligation	(21,000)	(15,000)
Principal repayments on capital lease obligation	(16,000)	(14,000)
Principal repayments on term loan	(42,000)	(36,000)
Net draw down (repayments) on lines of credit	642,000	(74,000)
Net cash provided by (used in) financing activities	593,000	(139,000)
Net decrease in cash	(437,000)	(612,000)
Cash at beginning of period	1,163,000	713,000
Cash at end of period	$726,000	$101,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$164,000	$168,000
Non cash investing and financing activities:
Series B Preferred stock converted to common stock	$456,000	$81,000
Series B Preferred stock dividend payable in common stock	–	$9,000
Common stock issued in settlement of Series B preferred stock dividend	$74,000	$8,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three Months Ended March 31, 2013 and 2012 (UNAUDITED)

1.   Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reeds, Inc. (the "Company"), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2013 and the results of operations and cash flows for the three months ended March 31, 2013 and 2012. The balance sheet as of December 31, 2012 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 25, 2013 and amended on April 15, 2013.

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

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2013.

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

For the three months ended March 31, 2013 and 2012 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of the following as of:

	March 31,	March 31,
	2013	2012
Warrants	317,253	1,806,870
Series A Preferred Stock	41,644	186,484
Series B Preferred Stock	–	506,170
Options	839,669	1,097,000
Total	1,198,586	3,596,524

Recent Accounting Pronouncements

There are recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC"), such pronouncements are not believed by management to have a material impact on the Company's present or future financial statements.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the three months ended March 31, 2013.

During the three months ended March 31, 2013 and 2012, the Company had two customers, which accounted for approximately 35% and 10% of sales in 2013, and 32% and 14% of sales in 2012, respectively. No other customers accounted for more than 10% of sales in either period. As of March 31, 2013 the Company had accounts receivable due from a customer who comprised $707,000 (28%) of its total accounts receivable and as of December 31, 2012 the Company had accounts receivable due from two customers who comprised $580,000 (25%), and $340,000 (14%), respectively, of its total accounts receivable.

Advertising

Advertising costs are expensed as incurred. For the three months ended March 31, 2013 and 2012, advertising costs were $21,000 and $18,000, respectively.

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

The Company had no such assets or liabilities recorded to be valued on the basis above at March 31, 2013 or December 31, 2012.

2.      Inventory

Inventory consists of the following as of:

	March 31, 2013	December 31, 2012
Raw Materials and Packaging	$3,984,000	$3,524,000
Finished Goods	2,317,000	2,270,000
	$6,301,000	$5,794,000

3.     Property and Equipment

Property and equipment are comprised of the following as of:

	March 31, 2013	December 31, 2012
Land	$1,108,000	$1,108,000
Building	1,752,000	1,737,000
Vehicles	335,000	320,000
Machinery and equipment	2,238,000	2,174,000
Office equipment	438,000	434,000
	5,871,000	5,773,000
Accumulated depreciation	(2,471,000)	(2,351,000)
	$3,400,000	$3,422,000

Machinery and equipment at March 31, 2013 and December 31, 2012 includes equipment held under capital leases of $309,000. Accumulated depreciation on equipment held under capital leases was $179,000 and $149,000 at March 31, 2013 and December 31, 2012, respectively.

4.      Line of Credit

At March 31, 2013 and December 31, 2012, the aggregate amount outstanding under the line of credit was $3,665,000 and $3,023,000 respectively, and the Company had approximately $211,000 of availability on this line of credit at March 31, 2013. The interest rate on the revolving line of credit is at the prime rate plus 3.75% (7% at March 31, 2013) The line of credit is based on 85% of eligible accounts receivable and 50% of eligible inventory. The line of credit expires on November 7, 2014 and is secured by substantially all of the Company’s assets.

5.     Term Loan

The term loan bears interest at the prime rate plus 11.6%, which shall not be below 14.85%, is secured by all of the unencumbered assets of the Company, and is to be repaid in 48 equal installments of principal and interest of $21,000.

	March 31, 2013	December 31, 2012
	(unaudited)
Term loan	$533,000	$575,000
Less current portion	(183,000)	(176,000)
Long term debt	$350,000	$399,000

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

In connection with the financing obligation, the Company issued an aggregate of 400,000 warrants to purchase its common stock at $1.20 per share for five years. The 400,000 warrants were valued at $752,000 and reflected as a debt discount, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the 400,000 warrants: strike price of $2.10 to $2.25; term of 5 years; volatility of 91.36% to 110.9%; expected dividends 0%; and discount rate of 2.15% to 2.20%. The 400,000 warrants were recorded as valuation discount and are being amortized over 15 years, the term of the purchase option. Amortization of valuation discount during the three months ended March 31, 2013 and 2012 was $13,000 and $12,000, respectively.

Long term financing obligation is comprised of the following as of:

	March 31, 2013 (unaudited)	December 31, 2012
Financing obligation	$2,853,000	$2,874,000
Valuation discount	(563,000)	(576,000)
	2,290,000	2,298,000
Less current portion	(95,000)	(90,000)
Long term financing obligation	$2,195,000	$2,208,000

7.     Stockholders’ Equity

Preferred Stock

During the three months ended March 31, 2013, the remaining 45,602 shares of Series B Convertible Preferred Stock were converted to 319,214 shares of common stock. Accrued dividends of $74,000 were paid by issuing 47,890 shares of common stock.

Common Stock

During the three months ended March 31, 2013, the Company issued 1,250 shares of common stock for services at $4.00 per share with a value of $5,000 for services rendered.

8.     Stock Based Compensation

Stock Options

During the three months ended March 31, 2013, the Company issued 311,000 incentive stock options at the market price of $4.00 per share. Total stock-based compensation recognized on the Company’s statement of operations for the three months ended March 31, 2013 was $119,000 as compared to 2012 expense of $26,000. As of March 31, 2013, the aggregate value of unvested options was $615,000, which will vest over an average period of two or three years. There were 78,331 stock options exercised in the three months ended March 31, 2013 at exercise prices between $0.75 and $2.02. The Company received $30,000 for 35,000 of such exercises and allowed cash-less exercise of 43,331 of such options and issued 29,117 shares of common stock.

Stock options granted under our equity incentive plans generally vest over 2 to 3 years from the date of grant, 1/2 and 1/3 per year, respectively; and expire 5 years from the date of grant. The following table summarizes stock option activity for the three months ended March 31, 2013:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	607,000	$1.27
Granted	311,000	$4.00
Exercised	(78,331)	$1.27
Forfeited or expired	–	–
Outstanding at March 31, 2013	839,669	$2.28	4.0	$1,502,000
Exercisable at March 31, 2013	383,252	$1.50	3.7	$982,000

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s common stock, which was $4.08 as of March 31, 2013.

The following table summarizes information about stock options at March 31, 2013:

	Options Outstanding at March 31, 2013			Options Exercisable at March 31, 2013
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $1.99	417,002	3.7	$1.07	277,834	$1.02
$2.00 - $4.99	422,667	4.4	$3.47	51,666	$2.06
$5.00 - $6.99	-	-	-	-	-
$7.00 - $8.50	-	-	-	-	-
	839,669			383,252

Stock Warrants

During the three months ended March 31, 2013, 2,000 warrants were exercised at $2.25. The Company issued 1,189 shares of common stock. The following table summarizes stock warrant activity for the three months ended March 31, 2013:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	317,253	$2.40
Granted	–	–
Exercised	(2,000)	$2.25
Forfeited or expired	–	–
Outstanding at March 31, 2013	315,253	$2.40	2.7	$528,000
Exercisable at March 31, 2013	315,253	$2.40	2.7	$528,000

The intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s common stock, which was $4.08 as of March 31, 2013.

9.     Income Taxes

For the three and three months ended March 31, 2013 and March 31, 2012, net loss was $354,000 and $133,000, respectively, and no income tax provision was recorded.

In accordance with Accounting Standards Codification (“ASC”) 740-10, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. Our deferred tax assets are composed primarily of U.S. federal net operating loss carryforwards. Based on available objective evidence, management believes it is more likely than not that these deferred tax assets are not recognizable and will not be recognizable until its determined that we have sufficient taxable income. Under ASC 740-10, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and disclosures. As of March 31, 2013 or 2012, the Company does not have a liability for unrecognized tax uncertainties.

10.     Subsequent Events

On April 3, 2013, there were 10,334 incentive stock options exercised at prices of $2.00 and $1.14 per share.

On May 1, 2013 the term loan was increased from $533,000 to $750,000 under the same terms as the existing term loan. The Company was also granted an over advance on its revolving line of credit of $200,000.

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

Overview

Our first quarter results reflect our continued sales growth in all products and regions. Our kombucha rollout is gaining sales momentum and the product line is anticipated to become a material part of our overall sales mix during 2013. We are addressing the challenges of kombucha production, which has used an inordinate portion of our plant production schedule. We are currently placing a strong focus on increasing our Los Angeles plant capacity so that we can accommodate our private label production, our kombucha production, and meet the west coast requirements for our Reed’s and Virgil’s products. Increased capacity can greatly mitigate the increases in delivery costs that we are currently experiencing from cross-country delivery of our products to the western regions.

We are investing in promotions at a higher rate than last year and we feel that this has helped lift our sales volumes without margin erosion. Our promotions have generally been concentrated at retail grocer level, along with incentives for distributors to feature our brands and reduce retail price points to drive incremental revenues.

Results of Operations

Three months ended March 31, 2013 Compared to Three months ended March 31, 2012

Sales

Sales of $8,126,000 for the three months ended March 31, 2013 represented an increase of 24% from $6,539,000 in the prior year same period. Sales growth was driven primarily by continued increases in sales volume in our branded products as we expand our distribution networks. We have been steadily adding distributors and expanding our product offerings to existing customers. Private label sales also increased at approximately the same rate and comprised approximately 15% of overall sales in the both quarters ended March 31, 2013 and March 31, 2012. Kombucha sales comprised approximately 7% of case volume sales in the 2013 quarter, which were not a part of the 2012 sales.

Cost of Tangible Goods Sold

Cost of tangible goods sold consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs. As a percentage of net sales, our Cost of Tangible Goods Sold decreased to 60% in the three months ended March 31, 2013 as compared to 64% in the three months ended March 31, 2012. The decrease in these costs, compared to sales, is primarily due to improved margins on our private label sales in 2013. The costs of our branded 12-ounce soft drink sales remained constant, as a percentage of sales. While our costs to produce kombucha are higher on a per-unit basis, the costs are lower than our carbonated soft drinks as a percentage of sales, due to the higher price point on kombucha.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity consists of direct production costs of our Los Angeles plant in excess of charges allocated to our finished goods in production. Plant costs include labor costs, production supplies, repairs and maintenance, and inventory write-off. Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis, which is lower than our actual costs incurred. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Idle capacity expenses increased to $686,000 in the three months ended March 31, 2013, from $369,000 in 2012. Our Los Angeles plant production has increased by over 20% in the first quarter, as compared to 2012. Plant costs, including labor, increased by approximately 50%. During the quarter, we continued to experience very slow overall copack rates on our Kombucha, due to filling and labeling methods. We are aggressively improving our methods and we believe that our plant capacity is increasing. As we refine our production methods, we feel that these costs will reduce in the future.

Gross Profit

Our gross profit of $2,535,000 in the three months ended March 31, 2013 represents an increase of $550,000, or 28% from 2012. As a percentage of sales, our gross profit increased to 31% in 2013 as compared to 30% in 2012. The improvement is primarily due to increased revenues and gross margin percentage on private label sales.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery costs increased by 89% in the three months ended March 31, 2013 to $906,000 from $479,000 in 2012. The increase is primarily due to a higher portion of our branded products being manufactured at our copacker in Pennsylvania for west coast customers, requiring additional freight costs for delivery. We also experienced stronger sales growth in the Pacific Northwest, the region of highest delivery freight cost. During the winter months, we are often required to use refrigerated shipping to prevent freezing in transit, causing higher freight rates. We anticipate that delivery costs will reduce in future quarters, as a percentage of sales, because we will only use refrigerated freight for our kombucha and because we are adding capacity to our plant, enabling more manufacturing of branded products on the west coast.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased overall to $880,000 in the three months ended March 31, 2013 from $722,000 in 2012. The $158,000 increase is primarily due to increased compensation and travel costs of $55,000, increased stock option expense of $44,000, increased trade show promotion and advertising costs of $32,000, and increased delivery and facilities related costs of $23,000. Our sales staff has increased from 13 at March 31, 2012 to 19 at March 31, 2013. We believe that our sales staffing is adequate for our current business level; however, we will continue to add salespeople as our revenue base increases.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $988,000 during the three months ended March 31, 2013 from $740,000 in the same period of 2012. Compensation and related costs increased by $105,000, primarily due to an increase of one staff member and payment of bonuses in the first quarter of 2013. Stock option expense increased by $44,000, and professional and legal costs increased by $56,000 and bad debt costs increased by $40,000.

We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Income/Loss from Operations

Our loss from operations was $239,000 in the three months ended March 31, 2013 as compared to income from operations of $44,000 in the same period of 2012. The loss was primarily a result of increases in delivery costs and idle plant capacity costs described above.

Interest Expense

Interest expense decreased to $164,000 in the three months ended March 31, 2013, compared to interest expense of $168,000 in the same period of 2012.

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

MODIFIED EBITDA SCHEDULE

	Three Months Ended March 31,
	2013	2012
Net loss	$(403,000)	$(124,000)

Modified EBITDA adjustments:
Depreciation and amortization	145,000	183,000
Interest expense	164,000	168,000
Stock option compensation	119,000	26,000
Other stock compensation for services	–	15,000
Total EBITDA adjustments	428,000	392,000

Modified EBITDA income from operations	$25,000	$268,000

Liquidity and Capital Resources

As of March 31, 2013, we had stockholders equity of $3,923,000 and we had working capital of $2,076,000, compared to stockholders equity of $4,098,000 and working capital of $2,298,000 at December 31, 2012. The decrease in our working capital of $22,000 was primarily a result of net losses and pay downs on our long-term debt.

Our decrease in cash and cash equivalents to $726,000 at March 31, 2013 compared to $1,163,000 at December 31, 2012 was primarily a result of cash used by operating activities of $932,000, costs of plant improvements of $98,000, and principal payments on debt of $79,000. Such cash used by operations was offset primarily by net drawdown on our revolving line of credit of $642,000 and proceeds from the exercise of stock options and warrants of $30,000. In addition to our cash position on March 31, 2013, we had availability under our line of credit of $211,000.

Our Loan and Security Agreement with PMC Financial Services Group, LLC provides a $4 million revolving line of credit and a $750,000 term loan. The revolving line of credit is based on 85% of eligible accounts receivable and 50% of eligible inventory. The interest rate on the revolving line of credit is at the prime rate plus 3.75% (7% at December 31, 2012). The term loan is for $750,000 and bears interest at the prime rate plus 11.6%, which shall not be below 14.85%, is secured by all of the unencumbered assets of the Company, and is to be repaid in 48 equal installments of principal and interest of $21,000. At March 31, 2013, out term loan balance was $533,000. On May 1, 2013 the term loan was increased to $750,000 under the same terms as the existing term loan. The Company was also granted an over advance on its revolving line of credit of $200,000.

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

Recent Accounting Pronouncements

There were recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC"), such pronouncements are not believed by management to have a material impact on the Company's present or future financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013, the Company issued 1,250 shares of common stock for services at a price of $4.00 with a value of $5,000. Such issuances are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with the Company and the fact that no public offering was involved.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 1, 2013 the term loan was increased from $533,240 to $750,000 under the same terms as the existing term loan. The Company was also granted an over advance on its revolving line of credit of $200,000.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

____________

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

Reed’s, Inc. (Registrant)
Date: May 14, 2013	/s/ Christopher J. Reed
Christopher J. Reed
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2013	/s/ James Linesch James Linesch
Chief Financial Officer (Principal Financial Officer)

