Form 10-Q
period 2013-06-30
REEDS INC
filed 2013-08-14
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]    No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [X]    No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer [_] Non-accelerated filer [_]	Accelerated filer [_] Smaller reporting company [X]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 12,726,425 shares of Common Stock outstanding as of August 8, 2013.

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

2

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S, INC.

CONDENSED BALANCE SHEETS

	June 30, 2013	December 31, 2012
ASSETS	(unaudited)
Current assets:
Cash	$816,000	$1,163,000
Inventory	6,385,000	5,794,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $365,000 and $399,000, respectively	3,235,000	1,961,000
Prepaid inventory	330,000	201,000
Prepaid and other current assets	295,000	212,000
Total Current Assets	11,061,000	9,331,000

Property and equipment, net of accumulated depreciation of $2,600,000 and $2,351,000, respectively	3,472,000	3,422,000
Brand names	1,029,000	1,029,000
Deferred financing fees, net of amortization of $49,000 and $26,000, respectively	31,000	54,000
Total assets	$15,593,000	$13,836,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,730,000	$3,368,000
Accrued expenses	154,000	233,000
Dividends payable	5,000	74,000
Line of credit	4,072,000	3,023,000
Current portion of long term financing obligation	100,000	90,000
Current portion of capital leases payable	80,000	69,000
Current portion of term loan	155,000	176,000
Total current liabilities	9,296,000	7,033,000

Long term financing obligation, less current portion, net of discount of $550,000 and $576,000, respectively	2,181,000	2,208,000
Capital leases payable, less current portion	67,000	98,000
Term loan, less current portion	556,000	399,000
Total Liabilities	12,100,000	9,738,000

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 10,411 and 10,411 shares issued and outstanding, respectively	104,000	104,000
Series B Convertible Preferred stock, $10 par value, 500,000 shares authorized, 0 and 45,062 shares issued and outstanding, respectively	–	456,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 12,666,117 and 12,084,673 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	24,749,000	23,996,000
Accumulated deficit	(21,361,000)	(20,459,000)
Total stockholders’ equity	3,493,000	4,098,000
Total liabilities and stockholders’ equity	$15,593,000	$13,836,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Sales	$9,519,000	$7,831,000	$17,645,000	$14,370,000
Cost of tangible goods sold	6,630,000	4,774,000	11,629,000	9,018,000
Cost of goods sold – idle capacity	432,000	360,000	1,024,000	670,000

Gross profit	2,457,000	2,697,000	4,992,000	4,682,000

Operating expenses:
Delivery and handling expenses	954,000	585,000	1,860,000	1,064,000
Selling and marketing expense	960,000	699,000	1,840,000	1,421,000
General and administrative expense	912,000	805,000	1,900,000	1,545,000
Total operating expenses	2,826,000	2,089,000	5,600,000	4,030,000

Income (loss) from operations	(369,000)	608,000	(608,000)	652,000

Interest expense	(125,000)	(164,000)	(289,000)	(332,000)

Net income (loss)	(494,000)	444,000	(897,000)	320,000

Preferred stock dividends	(5,000)	(23,000)	(5,000)	(32,000)
Net income (loss) attributable to common stockholders	$(499,000)	$421,000	$(902,000)	$288,000

Income (loss) per share available to common stockholders, basic	$(0.04)	$0.04	$(0.07)	$0.03
Weighted average number of shares outstanding - basic	12,543,983	11,041,558	12,413,958	10,981,317
Income (loss) per share available to common stockholders, diluted	$(0.04)	$0.04	$(0.07)	$0.02
Weighted average number of shares outstanding - diluted	12,543,983	11,940,343	12,413,958	11,647,148

The accompanying notes are an integral part of these condensed financial statement

 REED’S, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2013

(unaudited)

			Series A		Series B		Additional		Total
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2012	12,084,673	$1,000	10,411	$104,000	45,602	$456,000	$23,996,000	$(20,459,000)	$4,098,000
Fair Value of common stock issued for services	1,250	–	–	–	–	–	5,000	–	5,000
Proceeds from exercise of stock options	211,901	–	–	–	–	–	30,000	–	30,000
Cashless exercise of warrants	1,189	–	–	–	–	–	–	–	–
Common stock issued upon conversion of Series B preferred stock	319,214	–	–	–	(45,602)	(456,000)	456,000	–	–
Fair value vesting of options issued to employees	–	–	–	–	–	–	188,000	–	188,000
Common stock paid for Series B preferred stock dividend	47,890	–	–	–	–	–	74,000	–	74,000
Series A preferred stock dividend	–	–	–	–	–	–	–	(5,000)	(5,000)
Net loss	–	–	–	–	–	–	–	(897,000)	(897,000)
Balance, June 30, 2013	12,666,117	$1,000	10,411	$104,000	–	–	$24,749,000	$(21,361,000)	$3,493,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(897,000)	$320,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	298,000	372,000
Fair value of stock options issued to employees	188,000	55,000
Fair value of common stock issued for services and bonus	5,000	20,000
(Decrease) increase in allowance for doubtful accounts	(34,000)	60,000
Changes in assets and liabilities:
Accounts receivable	(1,240,000)	(977,000)
Inventory	(591,000)	1,053,000
Prepaid expenses and inventory and other current assets	(212,000)	(98,000)
Accounts payable	1,362,000	338,000
Accrued expenses	(79,000)	14,000
Recycling fees payable	–	(12,000)
Net cash (used in) provided by operating activities	(1,200,000)	1,145,000
Cash flows from investing activities:
Purchase of property and equipment	(286,000)	(215,000)
Net cash used in investing activities	(286,000)	(215,000)
Cash flows from financing activities:
Proceeds from stock option and warrant exercises	30,000	31,000
Principal repayments on long term financing obligation	(43,000)	(33,000)
Principal repayments on capital lease obligation	(33,000)	(27,000)
Payment of deferred finance fees	–	(4,000)
Increased borrowing on note payable	217,000	–
Principal repayments on notes payable	(81,000)	(75,000)
Net borrowing (repayment) on line of credit	1,049,000	(144,000)
Net cash provided by (used in) financing activities	1,139,000	(252,000)
Net (decrease) increase in cash	(347,000)	678,000
Cash at beginning of period	1,163,000	713,000
Cash at end of period	$816,000	$1,391,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$338,000	$333,000
Non cash investing and financing activities:
Series A Preferred stock converted to common stock	–	$137,000
Series B Preferred stock converted to common stock	$456,000	$279,000
Dividends payable in common stock	$5,000	$32,000
Common stock issued in settlement of Series B preferred stock dividend	$74,000	$32,000
Property and equipment acquired through capital lease obligation	$13,000	–

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2013 and 2012 (UNAUDITED)

1.   Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reeds, Inc. (the "Company"), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2013 and the results of operations and cash flows for the three and six months ended June 30, 2013 and 2012. The balance sheet as of December 31, 2012 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 22, 2013.

The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2013.

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

In presenting the Company’s consolidated statement of operations for the three and six months ended June 30, 2012, the Company previously presented $78,000 and $138,000, respectively, of inventory adjustments as cost of goods sold – idle capacity. In presenting the Company’s consolidated statement of operations for the three and six months ended June 30, 2013, the Company has reclassified inventory adjustments from cost of goods sold – idle capacity into cost of tangible goods sold.

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

For the three and six months ended June 30, 2012 the calculations of diluted earnings per share included stock options and warrants, calculated under the treasury method, and excluded preferred stock since the effect was antidilutive. For the three and six months ended June 30, 2013 the calculations of basic and diluted loss per share are the same as the effect of stock options, warrants, and preferred stock are antidilutive. The calculation of weighted average shares outstanding – diluted is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net (loss) income attributable to common stockholders	$(499,000)	$421,000	$(902,000)	$288,000

Denominator:
Weighted average shares outstanding - basic	12,543,983	11,041,558	12,413,958	10,981,317
Effect of dilutive instruments:
Warrants and options	–	898,785	–	665,831
Weighted average shares outstanding-diluted	12,543,983	11,940,343	12,413,958	11,647,148

At June 30, 2013, the Company had potentially dilutive securities that consisted of:

	June 30,	June 30,
	2013	2012
Warrants	315,253	1,060,806
Options	740,168	998,667
Series A Preferred Stock	41,644	131,764
Series B Preferred Stock	–	367,549
Total	1,097,065	2,558,786

Recent Accounting Pronouncements

There are recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC"), such pronouncements are not believed by management to have a material impact on the Company's present or future financial statements.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the three and six months ended June 30, 2013.

During the three months ended June 30, 2013 and 2012, the Company had two customers, which accounted for approximately 34% and 9% of sales in 2013, and 33% and 8% of sales in 2012, respectively. During the six months ended June 30, 2013 and 2012, the Company had two customers, which accounted for approximately 34% and 10% of sales in 2013, and 31% and 10% of sales in 2012, respectively. No other customers accounted for more than 10% of sales in either year. As of June 30, 2013, the Company had accounts receivable due from a customer who comprised $1,420,000 (39%) of its total accounts receivable and as of December 31, 2012 the Company had accounts receivable due from two customers who comprised $475,000 (27%), and $264,000 (15%), respectively, of its total accounts receivable.

Advertising

Advertising costs are expensed as incurred. For the three months ended June 30, 2013 and 2012, advertising costs were $28,000 and $7,000, respectively, and for the six months ended June 30, 2013 and 2012, advertising costs were $52,000 and $25,000, respectively

Comprehensive Income

For the three and six months ended June 30, 2013 and 2012, the Company had no items of comprehensive income.

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

The Company had no such assets or liabilities recorded to be valued on the basis above at June 30, 2013 or December 31, 2012.

2.  Inventory

Inventory consists of the following as of:

	June 30, 2013	December 31, 2012
Raw Materials and packaging	$4,232,000	$3,524,000
Finished Goods	2,153,000	2,270,000
	$6,385,000	$5,794,000

During the three months ended June 30, 2013, the Company produced a private label product line for a customer that was rejected. The Company isolated the issue and offered to immediately remedy the issues raised. Such remedy was rejected by the customer. The Company is currently investigating whether the customer had the right to reject the products, under the circumstances. A reserve has been established for the value of the inventory on-hand and the inventory sold to the customer in the total amount of $412,000. The resolution of this matter is in the preliminary stages and measures are being taken to mitigate the losses from this contract.

3. Property and Equipment

Property and equipment are comprised of the following as of:

	June 30, 2013	December 31, 2012
Land	$1,108,000	$1,108,000
Building	1,781,000	1,737,000
Vehicles	338,000	320,000
Machinery and equipment	2,405,000	2,174,000
Office equipment	440,000	434,000
	6,072,000	5,773,000
Accumulated depreciation	(2,600,000)	(2,351,000)
	$3,472,000	$3,422,000

Machinery and equipment at June 30, 2013 and December 31, 2012 includes equipment held under capital leases of $322,000. Accumulated depreciation on equipment held under capital leases was $192,000 and $149,000 at June 30, 2013 and December 31, 2012, respectively.

4. Line of Credit

On May 1, 2013 the Company was allowed a $200,000 overdraft feature on its revolving line of credit. On May 11, 2013, the Company’s revolving line of credit was increased from $3,000,000 to $4,000,000. At June 30, 2013 and December 31, 2012, the aggregate amount outstanding under the line of credit was $4,072,000 and $3,023,000 respectively, and the Company had approximately $154,000 of availability on this line of credit at June 30, 2013. The interest rate on the revolving line of credit is at the prime rate plus 3.75% (7% at June 30, 2013). The line of credit is based on 85% of eligible accounts receivable and 50% of eligible inventory. The line of credit expires on November 7, 2014 and is secured by substantially all of the Company’s assets.

5. Term Loan

On May 1, 2013 the term loan was increased to $750,000. Other terms of the term loan remain the same. The term loan bears interest at the prime rate plus 11.6%, which shall not be below 14.85%, is secured by all of the unencumbered assets of the Company, and is to be repaid in 48 equal installments of principal and interest of $21,000.

	June 30, 2013	December 31, 2012
Term loan	$711,000	$575,000
Less current portion	(155,000)	(176,000)
Long term debt	$556,000	$399,000

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

In connection with the financing obligation, the Company issued an aggregate of 400,000 warrants to purchase its common stock at $1.20 per share for five years. The 400,000 warrants were valued at $752,000 and reflected as a debt discount, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the 400,000 warrants: strike price of $2.10 to $2.25; term of 5 years; volatility of 91.36% to 110.9%; expected dividends 0%; and discount rate of 2.15% to 2.20%. The 400,000 warrants were recorded as valuation discount and are being amortized over 15 years, the term of the purchase option. Amortization of valuation discount during the six months ended June 30, 2013 and 2012 was $26,000 and $26,000, respectively.

Long term financing obligation is comprised of the following as of:

	June 30, 2013	December 31, 2012
Financing obligation	$2,831,000	$2,874,000
Valuation discount	(550,000)	(576,000)
	2,281,000	2,298,000
Less current portion	(100,000)	(90,000)
Long term financing obligation	$2,181,000	$2,208,000

7. Stockholders’ Equity

Preferred Stock

On June 30, 2013, dividends were accrued on the Series A Preferred stock in the amount of $5,000, and such dividends were paid on July 22, 2013 by issuing 1,064 shares of common stock.

During the six months ended June 30, 2013, the remaining 45,602 shares of Series B Convertible Preferred Stock were converted to 319,214 shares of common stock. Accrued dividends of $74,000 were paid by issuing 47,890 shares of common stock.

Common Stock

During the six months ended June 30, 2013, the Company issued 1,250 shares of common stock for services at $4.00 per share with a value of $5,000 for services rendered.

8. Stock Based Compensation

Stock Options

During the six months ended June 30, 2013, the Company issued 394,000 incentive stock options at the market prices of $4.00 and $4.74 per share. Total stock-based compensation recognized on the Company’s statement of operations for the three and six months ended June 30, 2013 was $69,000 and $188,000, respectively, as compared to 2012 expense of $29,000 and $55,000. As of June 30, 2013, the aggregate value of unvested options was $790,000, which will vest over an average period of two or three years. There were 260,832 stock options exercised in the six months ended June 30, 2013 at exercise prices between $0.75 and $2.06. The Company received $30,000 for 35,000 of such exercises and allowed cash-less exercise of 225,832 of such options and issued 176,901 shares of common stock.

Stock options granted under our equity incentive plans generally vest over 2 to 3 years from the date of grant, 1/2 and 1/3 per year, respectively; and expire 5 years from the date of grant. The following table summarizes stock option activity for the six months ended June 30, 2013:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	607,000	$1.27
Granted	394,000	$4.16
Exercised	(260,832)	$1.01
Forfeited or expired	–	–
Outstanding at June 30, 2013	740,168	$2.89	4.0	$1,548,000
Exercisable at June 30, 2013	217,418	$2.03	3.4	$638,000

The aggregate intrinsic value was calculated as the difference between the market price, which was $5.00 as of June 30, 2013, and the exercise price of the Company’s common stock.

The following table summarizes information about stock options at June 30, 2013:

	Options Outstanding at June 30, 2013			Options Exercisable at June 30, 2013
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $1.99	251,168	3.4	$1.25	115,334	$0.64
$2.00 - $4.99	489,000	4.3	$3.74	102,084	$1.15
$5.00 - $6.99	–	–	–	–	–
$7.00 - $8.50	–	–	–	–	–
	740,168			217,418

Stock Warrants

During the six months ended June 30, 2013, 2,000 warrants were exercised at $2.25. The Company issued 1,189 shares of common stock. The following table summarizes stock warrant activity for the six months ended June 30, 2013:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	317,253	$2.40
Granted	–	–
Exercised	(2,000)	$2.25
Forfeited or expired	–	–
Outstanding at June 30,2013	315,253	$2.40	1.6	$818,000
Exercisable at June 30,2013	315,253	$2.40	1.6	$818,000

The intrinsic value was calculated as the difference between the market price, which was $5.00 as of June 30, 2013, and the exercise price of the Company’s common stock.

9. Income Taxes

For the three and six months ended June 30, 2013, net loss was ($494,000) and ($897,000), respectively, and no income tax provision was recorded. For the three and six months ended June 30, 2012, net income was $444,000 and $320,000, respectively and our provision for income taxes was zero. We made no provision for income taxes due to our utilization of federal net operating loss carryforwards to offset both regular taxable income and alternative minimum taxable income.

In accordance with Accounting Standards Codification (“ASC”) 740-10, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. Our deferred tax assets are composed primarily of U.S. federal net operating loss carryforwards. Based on available objective evidence, management believes it is more likely than not that these deferred tax assets are not recognizable and will not be recognizable until its determined that we have sufficient taxable income. Under ASC 740-10, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and disclosures. As of June 30, 2013 or 2012, the Company does not have a liability for unrecognized tax uncertainties.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the:

	Three months ended June 30 (unaudited)		Six months ended June 30 (unaudited)
	2013	2012	2013	2012
U.S. statutory rate	34%	34%	34%	34%
State tax net of federal benefit	5%	5%	5%	5%
Benefit of net operating loss carryforward	(39)%	(39)%	(39)%	(39)%
Valuation allowance	–	–	–	–
Effective tax rate	–%	–%	–%	–%

10. Subsequent Events

Subsequent to June 30, 2013, 80,833 incentive stock options were exercised at prices from $1.14 to $2.22 per share, and 59,244 shares of common stock were issued in the cash-less exercises. Dividends were paid on accrued Series A preferred stock dividends on July 22, 2013 by issuance of 1,064 shares of common stock.

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

Overview

The results for our second quarter of 2013 reflect continuing strong growth in sales volume generally among all of our products. From an operational standpoint, our primary challenges are to reduce freight & handling costs, reduce sales promotions as a percentage of sales, and to generate efficiencies of scale in our Los Angeles plant while we increase volume.

The challenges to reduce delivery costs and scale our Los Angeles plant are related. As we increase production volume of our branded products in our Los Angeles plant, we will also reduce the cross-country freight that we are currently incurring on those products. Freight rates are increasing and our kombucha requires more expensive refrigerated freight, so we are also seeking efficient ways to lower costs in how we arrange for shipments.

Sales promotions are a necessary part of our business and can increase the rate of sales increases. With our kombucha, we have followed a strategy of higher discounts in order to gain a certain scale in this new business. As the kombucha business gains scale, we will reduce our promotions. We believe that our promotions are an effective and efficient way of increasing sales. The promotions are focused and structured toward specific goals.

As discussed below, our second quarter results reflect a write-off of $412,000 from a private label contract. Aside from this one-time loss, we would have posted positive income from operations during the quarter and positive EBITDA.

As we complete our plant improvements, we are confident that we will be able to bring down our freight costs by producing products on the west coast. We are looking forward to the continuing solid increases in our Ginger Brew and Virgil’s lines, while our Kombucha sales growth accelerates.

Results of Operations

Three months ended June 30, 2013 Compared to Three months ended June 30, 2012

Sales

Sales of $9,519,000 for the three months ended June 30, 2013 represented an increase of 22% from $7,831,000 in the prior year same period. Sales growth was driven primarily by increased sales volume in our branded products, as well as a 15% increase in private label product revenues. Kombucha sales began after the 2012 second quarter and have increased to become approximately 9% of our total revenues.

Cost of Tangible Goods Sold

Cost of tangible goods sold consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, inventory adjustments, as well as certain internal transfer costs. Our costs of tangible goods sold of $6,630,000 for the three months ended June 30, 2013 represents an increase of 39% from the same period in 2012. Aside from sales volume increases, the primary cause of the increase was a reserve established in the amount of $412,000 covering potential losses from a private label contract.

During the three months ended June 30, 2013, we produced a private label product line for a customer that was rejected by the customer. We isolated the issue and offered to immediately remedy the issues raised. Such remedy was rejected by the customer. We are currently investigating whether the customer had the right to reject the products, under the circumstances. A reserve has been established for the value of the inventory on-hand and the inventory sold to the customer in the total amount of $412,000. The resolution of this matter is in the preliminary stages and measures are being taken to mitigate the losses from this contract.

Aside from the loss reserve on the private label contract, our per-unit costs of goods sold during the three months ended June 30, 2013 have remained fairly constant overall from the prior year period. Per-unit costs of our 12-ounce sodas decreased by approximately 2% in the quarter ended June 30, 2013, as compared to the prior year period.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity consists of direct production costs of our Los Angeles plant in excess of charges allocated to our finished goods in production. Plant costs include labor costs, production supplies, repairs and maintenance, and inventory write-off. Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis, which is lower than our actual costs incurred. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Idle capacity expenses increased to $432,000 in the three months ended June 30, 2013, from $360,000 in 2012. The 20% increase is primarily due to inefficiencies in producing our kombucha, which has become a much higher portion of our Los Angeles plant output. Our kombucha production runs have become much more efficient recently and we anticipate reductions in our cost of goods sold – idle capacity in the future.

Gross Profit

Our gross profit of $2,457,000 in the three months ended June 30, 2013 represents a decrease of $240,000, or 9% from 2012. As a percentage of sales, our gross profit decreased to 26% in 2013 as compared to 34% in 2012. As discussed above, our gross profit was negatively impacted by a loss of $412,000 on a private label contract, which had a negative effect our gross profit percentage of approximately three basis points. The gross profit percentage decrease is also impacted by an increase in sales promotional discount costs. Since such costs are a deduction from sales, the gross margin percentage is negatively impacted by increased promotional costs. We have been granting substantial discounts on our kombucha, as we expand this product line into new distribution channels and customers, and we have also increased our promotional programs for other branded products. We believe that our promotional investments are effective and are accelerating sales growth.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling costs increased by 63% to $954,000 in the three months ended June 30, 2013 compared to 2012. The $369,000 increase is primarily due to freight cost increases of $256,000 and warehouse cost increases of $115,000. The freight cost increases are primarily due to a higher portion of our branded products being manufactured at our copacker in Pennsylvania for west coast customers, requiring additional freight costs for delivery. Also, we have offered delivered terms to several new significant customers. The warehouse cost increases are primarily due to increased volume and the addition of several new cold-storage facilities for our kombucha.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased overall to $960,000 in the three months ended June 30, 2013 from $699,000 in 2012. The $261,000 increase is primarily due to increased compensation and travel costs of $135,000, increased brokerage commissions of $69,000, and an increase in trade show and advertising costs of $55,000. Our sales staff increased to 19 members at June 30, 2013, from 15 at June 30, 2012.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $912,000 during the three months ended June 30, 2013 from $676,000 in the same period of 2012. Professional, legal and consulting costs increased by $44,000, accounts receivable reserve allowance increased by $38,000, and stock option expense increased by $25,000; offset by a reduction in depreciation costs of $16,000.

Income/Loss from Operations

Our loss from operations was $369,000 in the three months ended June 30, 2013, as compared to income of $608,000 in the same period of 2012. The loss is primarily a result of the accrual for a rejected private label contract, in the amount of $412,000.

Interest Expense

Interest expense decreased to $125,000 in the three months ended June 30, 2013, compared to interest expense of $164,000 in the same period of 2012. The decrease is primarily due to a reversal of over-accrued interest on a long-term liability. The accrued interest was reversed upon full payment of the liability.

 Modified EBITDA

The Company defines modified EBITDA (a non-GAAP measurement) as net loss before interest, taxes, depreciation and amortization, and non-cash expense for securities. Other companies may calculate modified EBITDA differently. Management believes that the presentation of modified EBITDA provides a measure of performance that approximates cash flow before interest expense, and is meaningful to investor

MODIFIED EBITDA SCHEDULE

	Three Months Ended June 30,
	2013	2012
Net (loss) income	$(494,000)	$444,000

Modified EBITDA adjustments:
Depreciation and amortization	153,000	189,000
Interest expense	125,000	164,000
Stock option compensation	69,000	29,000
Other stock compensation for services	–	5,000
Total EBITDA adjustments	347,000	387,000

Modified EBITDA income (loss) from operations	$(147,000)	$831,000

 Six months ended June 30, 2013 Compared to Six months ended June 30, 2012

Sales

Sales of $17,645,000 for the six months ended June 30, 2013 represented an increase of 23% from $14,370,000 in the prior year same period. Sales growth was driven primarily by increased sales volume in our branded products. Kombucha sales began after June 30, 2012 and have increased to become approximately 9% of our total revenues.

Cost of Tangible Goods Sold

Cost of tangible goods sold consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, inventory adjustments, as well as certain internal transfer costs. Our costs of tangible goods sold of $11,629,000 for the six months ended June 30, 2013 represents an increase of 29% from the same period in 2012. Aside from sales volume increases, the primary cause of the increase was a reserve established in the amount of $412,000 covering potential losses from a private label contract had a negative effect our gross profit percentage of three basis points.

During the three months ended June 30, 2013, we produced a private label product line for a customer that was rejected by the customer. We isolated the issue and offered to immediately remedy the issues raised. Such remedy was rejected by the customer. We are currently investigating whether the customer had the right to reject the products, under the circumstances. A reserve has been established for the value of the inventory on-hand and the inventory sold to the customer in the total amount of $412,000. The resolution of this matter is in the preliminary stages and measures are being taken to mitigate the losses from this contract.

Aside from the loss reserve on the private label contract, our cost of tangible goods sold increased at a rate of 24% in the 2013 six month period, which is generally consistent with the 23% increase in sales during the same periods.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity consists of direct production costs of our Los Angeles plant in excess of charges allocated to our finished goods in production. Plant costs include labor costs, production supplies, repairs and maintenance, and inventory write-off. Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis, which is lower than our actual costs incurred. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Idle capacity expenses increased to $1,024,000 in the six months ended June 30, 2013, from $670,000 in 2012. The 53% increase is primarily due to inefficiencies in producing our kombucha, which has become a much higher portion of our Los Angeles plant output. Our kombucha production runs have become much more efficient recently and we anticipate reductions in our cost of goods sold – idle capacity in the future.

Gross Profit

Our gross profit of $4,992,000 in the six months ended June 30, 2013 represents an increase of 7% from 2012. As a percentage of sales, our gross profit decreased to 28% in 2013 as compared to 33% in 2012. As discussed above, our gross profit was negatively impacted by a loss of $412,000 on a private label contract. The gross profit percentage decrease is also impacted by an increase in promotional discount costs. Since such costs are a deduction from sales, the gross margin percentage is negatively impacted by increased promotional costs. We have been granting substantial discounts on our kombucha, as we expand this product line into new distribution channels and customers, and we have also increased our promotional programs for other branded products. We believe that our promotional investments are effective and are accelerating sales growth.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling costs increased by 75% to $1,860,000 in the six months ended June 30, 2013 compared to 2012. The $796,000 increase is primarily due to freight cost increases of $721,000 and warehouse cost increases of $75,000. The freight cost increases are primarily due to a higher portion of our branded products being manufactured at our copacker in Pennsylvania for west coast customers, requiring additional freight costs for delivery. Also, we have offered delivered terms to several new significant customers. The Warehouse cost increases are primarily due to increased volume and the addition of several new cold-storage facilities for our kombucha.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased overall to $1,840,000 in the six months ended June 30, 2013 from $1,421,000 in 2012. The $419,000 increase is primarily due to increased compensation and travel costs of $216,000, increased brokerage commissions of $93,000, and trade show and advertising costs of $88,000. Our sales staff increased to 19 members at June 30, 2013, from 15 at June 30, 2012.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $1,900,000 during the six months ended June 30, 2013 from $1,545,000 in the same period of 2012. Compensation and stock option expense increased by $169,000, professional, legal and consulting costs increased by $99,000 and accounts receivable reserve allowance increased by $78,000; offset by a reduction in depreciation costs of $31,000.

Income/Loss from Operations

Our loss from operations was $608,000 in the six months ended June 30, 2013, as compared to income of $652,000 in the same period of 2012. The loss is primarily a result of the accrual for a rejected private label contract, in the amount of $412,000, as well as losses from other operations.

Interest Expense

Interest expense decreased to $289,000 in the six months ended June 30, 2013, compared to interest expense of $332,000 in the same period of 2012. The decrease is primarily due to a reversal of over-accrued interest on a long-term liability. The accrued interest was reversed upon full payment of the liability.

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

MODIFIED EBITDA SCHEDULE

	Six Months Ended March 31,
	2013	2012
Net income (loss)	$(897,000)	$320,000

Modified EBITDA adjustments:
Depreciation and amortization	298,000	372,000
Interest expense	289,000	332,000
Stock option compensation	188,000	55,000
Other stock compensation for services	5,000	20,000
Total EBITDA adjustments	780,000	779,000

Modified EBITDA income (loss) from operations	$(117,000)	$1,099,000

Liquidity and Capital Resources

As of June 30, 2013, we had stockholders equity of $3,493,000 and we had working capital of $1,765,000, compared to stockholders equity of $4,098,000 and working capital of $2,298,000 at December 31, 2012. The decrease in our working capital of $533,000 was primarily a result of net losses and pay downs on our long-term debt.

Our decrease in cash and cash equivalents to $816,000 at June 30, 2013 compared to $1,163,000 at December 31, 2012 was primarily a result of cash used by operating activities of $1,200,000, costs of plant improvements of $299,000, and principal payments on debt of $144,000. Such cash used by operations was offset primarily by net drawdown on our revolving line of credit of $1,049,000, an increased advance on our term loan of $217,000, and proceeds from the exercise of stock options and warrants of $30,000. In addition to our cash position on March 31, 2013, we had availability under our line of credit of approximately $154,000.

Our Loan and Security Agreement with PMC Financial Services Group, LLC provides a $4 million revolving line of credit and a $750,000 term loan. The revolving line of credit is based on 85% of eligible accounts receivable and 50% of eligible inventory. The interest rate on the revolving line of credit is at the prime rate plus 3.75% (7% at December 31, 2012). The term loan is for $750,000 and bears interest at the prime rate plus 11.6%, which shall not be below 14.85%, is secured by all of the unencumbered assets of the Company, and is to be repaid in 48 equal installments of principal and interest of $21,000. On May 1, 2013 the term loan was increased back to the original balance of $750,000 under the same terms as the existing term loan. The Company was also granted an over advance on its revolving line of credit of $200,000. At June 30, 2013, our term loan balance was $711,000.

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

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the three months ended June 30, 2013.

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

We believe there have been no significant changes, during the three month period ended June 30, 2013, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 11, 2013, the Company’s revolving line of credit, made available to the Company pursuant to its credit agreement with PMC Financial Services Group, LLC, dated November 8, 2011, was increased from $3,000,000 to $4,000,000.

On August 9, 2013 the Board of Directors adopted the Amended and Restated Bylaws of Reed’s Inc. dated August 9, 2013 (“Amended Bylaws”). The Amended Bylaws provide an additional requirement for stockholder nominations and proposals, requiring a representation whether a stockholder intends to be or is part of a group which intends to solicit proxies from stockholders in support of any such nomination or proposal.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Reed’s Inc. dated August 9, 2013.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

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

Reed’s, Inc. (Registrant)

Date: August 14, 2013	/s/ Christopher J. Reed
Christopher J. Reed
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	/s/ James Linesch James Linesch
Chief Financial Officer (Principal Financial Officer)

