Form 10-K/A
period 2012-12-31
REEDS INC
filed 2013-08-20
CIK 1140215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File Number 000-32501

_______________

REED’S, INC.

_____________

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

Large Accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer  ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2012 was $26,080,000.

12,500,833 common shares, $.001 par value, were outstanding on March 13, 2013.

Explanatory Note

The sole purpose of this Amendment No. 2 to our Annual Report on Form 10-K (“Amendment”) for the fiscal year ended December 31, 2012 (the “Form 10-K”) is to file a consent of our auditors to include in our Registration Statement on Form S-3 (Registration No. 333-172614) their report dated March 25, 2013, relating to the financial statements appearing in the Form 10-K. This consent is attached hereto as Exhibit 23.1. This is an exhibit-only filing. The original Form 10-K was filed with the Securities and Exchange Commission on March 26, 2012. Except as expressly noted herein, this Amendment does not amend any other information set forth in the Form 10-K, and we have not updated disclosures contained therein to reflect any events that occurred subsequent to the date of such Form 10-K. In addition, in connection with the filing of this Amendment and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the certifications of our Chief Executive Officer and Chief Financial Officer are attached as exhibits to this Amendment.

PART IV

Item 15. Exhibits and Financial Statements

Exhibits

23.1	Consent of Weinberg & Co., P.A., filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2013	REED’S, INC. a Delaware corporation

	By:	/s/ Christopher J. Reed
Christopher J. Reed Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher J. Reed	Chief Executive Officer, President and Chairman of the Board of Directors	August 19, 2013
Christopher J. Reed	(Principal Executive Officer)

/s/ James Linesch	Chief Financial Officer	August 19, 2013
James Linesch	(Principal Financial Officer and Principal Accounting Officer)

/s/ Judy Holloway Reed	Director	August 19, 2013
Judy Holloway Reed

/s/ Mark Harris	Director	August 19, 2013
Mark Harris

/s/ Daniel S.J. Muffoletto	Director	August 19, 2013
Daniel S.J. Muffoletto

/s/ Michael Fishman	Director	August 19, 2013
Michael Fishman

3