Form 10-Q
period 2013-09-30
REEDS INC
filed 2013-11-14
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number

Commission file number: 001-32501

________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 12,809,992  shares of Common Stock outstanding as of October 29, 2013.

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

2

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S, INC.

CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
ASSETS	(unaudited)
Current assets:
Cash	$1,046,000	$1,163,000
Inventory	6,705,000	5,794,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $375,000 and $399,000, respectively	3,185,000	1,961,000
Prepaid inventory	499,000	201,000
Prepaid and other current assets	348,000	212,000
Total Current Assets	11,783,000	9,331,000

Property and equipment, net of accumulated depreciation of $2,662,000 and $2,351,000, respectively	3,571,000	3,422,000
Brand names	1,029,000	1,029,000
Deferred financing fees, net of amortization of $64,000 and $26,000, respectively	37,000	54,000
Total assets	$16,420,000	$13,836,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,215,000	$3,368,000
Accrued expenses	134,000	233,000
Dividends payable	–	74,000
Line of credit	4,313,000	3,023,000
Current portion of long term financing obligation	100,000	90,000
Current portion of capital leases payable	80,000	69,000
Current portion of term loan	159,000	176,000
Total current liabilities	10,001,000	7,033,000

Long term financing obligation, less current portion, net of discount of $538,000 and $576,000, respectively	2,170,000	2,208,000
Capital leases payable, less current portion	48,000	98,000
Term loan, less current portion	525,000	399,000
Total Liabilities	12,744,000	9,738,000

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 and 10,411 shares issued and outstanding, respectively	94,000	104,000
Series B Convertible Preferred stock, $10 par value, 500,000 shares authorized, 0 and 45,062 shares issued and outstanding, respectively	–	456,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 12,809,992 and 12,084,673 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	24,908,000	23,996,000
Accumulated deficit	(21,327,000)	(20,459,000)
Total stockholders’ equity	3,676,000	4,098,000
Total liabilities and stockholders’ equity	$16,420,000	$13,836,000

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine months Ended September 30, 2013 and 2012

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Sales	$10,076,000	$7,888,000	$27,721,000	$22,258,000
Cost of tangible goods sold	6,399,000	4,975,000	18,028,000	13,993,000
Cost of goods sold – idle capacity	501,000	456,000	1,525,000	1,126,000

Gross profit	3,176,000	2,457,000	8,168,000	7,139,000

Operating expenses:
Delivery and handling expenses	1,040,000	763,000	2,900,000	1,827,000
Selling and marketing expense	1,159,000	818,000	2,999,000	2,239,000
General and administrative expense	763,000	693,000	2,663,000	2,238,000
Total operating expenses	2,962,000	2,274,000	8,562,000	6,304,000

Income (loss) from operations	214,000	183,000	(394,000)	835,000

Interest expense	(180,000)	(161,000)	(469,000)	(493,000)

Net income (loss)	34,000	22,000	(863,000)	342,000

Preferred stock dividends	–	(8,000)	(5,000)	(39,000)
Net income (loss) attributable to common stockholders	$34,000	$14,000	$(868,000)	$303,000

Income (loss) per share available to common stockholders, basic	–	–	$(0.07)	$0.03
Weighted average number of shares outstanding - basic	12,627,864	11,501,152	12,498,935	11,155,860
Income (loss) per share available to common stockholders, diluted	–	–	$(0.07)	$0.03
Weighted average number of shares outstanding - diluted	13,496,714	12,288,503	12,498,935	11,706,186

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine months Ended September 30, 2013

(unaudited)

			Series A		Series B		Additional		Total
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2012	12,084,673	$1,000	10,411	$104,000	45,602	$456,000	$23,996,000	$(20,459,000)	$4,098,000
Fair Value of common stock issued for services	1,250	–	–	–	–	–	5,000	–	5,000
Proceeds from exercise of stock options	272,485	–	–	–	–	–	30,000	–	30,000
Exercise of warrants	79,416	–	–	–	–	–	75,000	–	75,000
Common stock issued upon conversion of Series A preferred stock	4,000	–	(1,000)	(10,000)	–	–	10,000	–	–
Common stock issued upon conversion of Series B preferred stock	319,214	–	–	–	(45,602)	(456,000)	456,000	–	–
Fair value vesting of options issued to employees	–	–	–	–	–	–	257,000	–	257,000
Common stock paid for Series A preferred stock dividend	1,064	–	–	–	–	–	5,000	(5,000)	–
Common stock paid for Series B preferred stock dividend	47,890	–	–	–	–	–	74,000	–	74,000
Net loss	–	–	–	–	–	–	–	(863,000)	(863,000)
Balance, September 30, 2013	12,809,992	$1,000	9,411	$94,000	–	–	$24,908,000	$(21,327,000)	$3,676,000

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine months Ended September 30, 2013 and 2012

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(863,000)	$342,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	387,000	556,000
Fair value of stock options issued to employees	257,000	81,000
Fair value of common stock issued for services and bonus	5,000	23,000
(Decrease) increase in allowance for doubtful accounts	(24,000)	65,000
Changes in assets and liabilities:
Accounts receivable	(1,200,000)	(1,338,000)
Inventory	(911,000)	136,000
Prepaid expenses and inventory and other current assets	(434,000)	(182,000)
Accounts payable	1,847,000	1,044,000
Accrued expenses	(99,000)	9,000
Recycling fees payable	–	(90,000)
Net cash provided by (used in) operating activities	(1,035,000)	646,000
Cash flows from investing activities:
Purchase of property and equipment	(447,000)	(334,000)
Net cash used in investing activities	(447,000)	(334,000)
Cash flows from financing activities:
Proceeds from stock option and warrant exercises	105,000	135,000
Principal repayments on long term financing obligation	(66,000)	(52,000)
Principal repayments on capital lease obligation	(52,000)	(41,000)
Payment of deferred finance fees	(21,000)	(4,000)
Increased borrowing on note payable	217,000	–
Principal repayments on note payable	(108,000)	(113,000)
Net (repayment) borrowing on line of credit	1,290,000	479,000
Net cash (used) provided by financing activities	1,365,000	404,000
Net (decrease) increase in cash	(117,000)	716,000
Cash at beginning of period	1,163,000	713,000
Cash at end of period	$1,046,000	$1,429,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$518,000	$493,000
Non cash investing and financing activities:
Series A Preferred stock converted to common stock	$10,000	$212,000
Series B Preferred stock converted to common stock	$456,000	$314,000
Dividends paid in common stock	$74,000	$52,000
Common stock issued in settlement of Series A and B preferred stock dividend	$5,000	$39,000
Property and equipment acquired through capital lease	$13,000	$–

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Nine months Ended September 30, 2013 and 2012 (UNAUDITED)

1.       Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reeds, Inc. (the "Company"), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2013 and the results of operations and cash flows for the three and nine months ended September 30, 2013 and 2012. The balance sheet as of December 31, 2012 is derived from the Company’s audited financial statements.

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

The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2013.

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

In presenting the Company’s consolidated statement of operations for the three and nine months ended September 30, 2012, the Company previously presented $165,000 and $302,000, respectively, of inventory adjustments as cost of goods sold – idle capacity. In presenting the Company’s consolidated statement of operations for the three and nine months ended September 30, 2013, the Company has reclassified inventory adjustments from cost of goods sold – idle capacity into cost of tangible goods sold.

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

For the three and nine months ended September 30, 2012 and the three months ended September 30, 2013 the calculations of diluted earnings per share included stock options and warrants, calculated under the treasury method, and excluded preferred stock since the effect was antidilutive. For the nine months ended September 30, 2013 the calculations of basic and diluted loss per share are the same as the effect of stock options, warrants, and preferred stock are antidilutive. The calculation of weighted average shares outstanding – diluted is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss) attributable to common stockholders	$34,000	$14,000	$(868,000)	$303,000

Denominator:
Weighted average shares outstanding - basic	12,627,864	11,501,152	12,498,935	11,155,860
Effect of dilutive instruments:
Warrants and options	868,850	787,351	–	550,326
Weighted average shares outstanding-diluted	13,496,714	12,288,503	12,498,935	11,706,186

At September 30, 2013, the Company had potentially dilutive securities that consisted of:

	September 30,	September 30,
	2013	2012
Warrants	211,182	361,916
Options	657,668	778,667
Series A Preferred Stock	41,644	101,644
Series B Preferred Stock	–	342,895
Total	910,494	1,585,122

Recent Accounting Pronouncements

There are recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC"), such pronouncements are not believed by management to have a material impact on the Company's present or future financial statements.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the three and nine months ended September 30, 2013.

During the three months ended September 30, 2013, the Company had one customer which accounted for approximately 33% of sales, and in the three months ended September 30, 2012 two customers who accounted for approximately 30% and 11% of sales. During the nine months ended September 30, 2013, the Company had one customer, which accounted for approximately 34% of sales, and during the nine months ended September 30, 2012 the Company had two customers who accounted for approximately 31% and 11% of sales. No other customers accounted for more than 10% of sales in either year. As of September 30, 2013, the Company had accounts receivable due from a customer who comprised $734,000 (21%) of its total accounts receivable and as of December 31, 2012 the Company had accounts receivable due from two customers who comprised $475,000 (27%), and $264,000 (15%), respectively, of its total accounts receivable.

During the three months ended September 30, 2013, the Company had one vendor which accounted for approximately 31% of all purchases, and in the three months ended September 30, 2012 one vendor who accounted for approximately 35% of all purchases. During the nine months ended September 30, 2013, the Company had one vendor, which accounted for approximately 29% of all purchases, and during the nine months ended September 30, 2012 the Company had one vendor who accounted for approximately 35% of all purchases. No other vendor accounted for more than 10% of all purchases in either year. As of September 30, 2013, the Company had accounts payable due to a vendor who comprised 35% of its total accounts payable and as of December 31, 2012 the Company had accounts payable due to one vendor who comprised 27% of its total accounts payable. No other account was in excess of 10% of the balance of accounts payable as of September 30, 2013 and December 31, 2012.

Advertising

Advertising costs are expensed as incurred. For the three months ended September 30, 2013 and 2012, advertising costs were $38,000 and $48,000, respectively, and for the nine months ended September 30, 2013 and 2012, advertising costs were $90,000 and $73,000, respectively.

Comprehensive Income

For the three and nine months ended September 30, 2013 and 2012, the Company had no items of comprehensive income.

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

The Company had no such assets or liabilities recorded to be valued on the basis above at September 30, 2013 or December 31, 2012.

2.       Inventory

Inventory consists of the following as of:

	September 30, 2013	December 31, 2012

Raw Materials and packaging	$3,961,000	$3,524,000
Finished Goods	2,744,000	2,270,000
	$6,705,000	$5,794,000

3.       Property and Equipment

Property and equipment are comprised of the following as of:

	September 30, 2013	December 31, 2012

Land	$1,108,000	$1,108,000
Building	1,802,000	1,737,000
Vehicles	337,000	320,000
Machinery and equipment	2,545,000	2,174,000
Office equipment	441,000	434,000
	6,233,000	5,773,000
Accumulated depreciation	(2,662,000)	(2,351,000)
	$3,571,000	$3,422,000

Machinery and equipment at September 30, 2013 and December 31, 2012 includes equipment held under capital leases of $322,000 and $309,000, respectively. Accumulated depreciation on equipment held under capital leases was $208,000 and $149,000 at September 30, 2013 and December 31, 2012, respectively.

4.       Line of Credit

On September 20, 2013, the revolving line of credit was increased from $4,000,000 to $4,500,000. At the same time, the revolving line of credit was temporarily increased to $4,800,000 and the over-advances based on inventory collateral were increased to $500,000, both for a six month period ending February 28, 2014. At September 30, 2013 and December 31, 2012, the aggregate amount outstanding under the line of credit was $4,313,000 and $3,023,000 respectively, and the Company had approximately $365,000 of availability on this line of credit at September 30, 2013. The interest rate on the revolving line of credit is at the prime rate plus 3.75% (7% at September 30, 2013). The line of credit is based on 85% of eligible accounts receivable and 50% of eligible inventory. The line of credit expires on November 7, 2014 and is secured by substantially all of the Company’s assets.

5.       Term Loan

On May 1, 2013 the term loan was increased to $750,000. Other terms of the term loan remain the same. The term loan bears interest at the prime rate plus 11.6%, which shall not be below 14.85%, is secured by all of the unencumbered assets of the Company, and is to be repaid in 48 equal installments of principal and interest of $21,000.

	September 30, 2013	December 31, 2012

Term loan	$684,000	$575,000
Less current portion	(159,000)	(176,000)
Long term debt	$525,000	$399,000

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

In connection with the financing obligation, the Company issued an aggregate of 400,000 warrants to purchase its common stock at $1.20 per share for five years. The 400,000 warrants were valued at $752,000 and reflected as a debt discount, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the 400,000 warrants: strike price of $2.10 to $2.25; term of 5 years; volatility of 91.36% to 110.9%; expected dividends 0%; and discount rate of 2.15% to 2.20%. The 400,000 warrants were recorded as valuation discount and are being amortized over 15 years, the term of the purchase option. Amortization of valuation discount during the nine months ended September 30, 2013 and 2012 was $75,000 and $96,000, respectively.

Long term financing obligation is comprised of the following as of:

	September 30, 2013	December 31, 2012
Financing obligation	$2,808,000	$2,874,000
Valuation discount	(538,000)	(576,000)
	2,270,000	2,298,000
Less current portion	(100,000)	(90,000)
Long term financing obligation	$2,170,000	$2,208,000

7.       Stockholders’ Equity

Preferred Stock

On July 22, 2013, dividends were paid on the Series A Preferred stock in the amount of $5,000, by issuing 1,064 shares of common stock.

During the nine months ended September 30, 2013, the remaining 45,602 shares of Series B Convertible Preferred Stock were converted to 319,214 shares of common stock. Accrued dividends of $74,000 were paid by issuing 47,890 shares of common stock.

Common Stock

During the nine months ended September 30, 2013, the Company issued 1,250 shares of common stock for services at $4.00 per share with a value of $5,000 for services rendered.

8.       Stock Based Compensation

Stock Options

During the nine months ended September 30, 2013, the Company issued 394,000 incentive stock options at the market prices of $4.00 and $4.74 per share. Total stock-based compensation recognized on the Company’s statement of operations for the three and nine months ended September 30, 2013 was $69,000 and $257,000, respectively, as compared to 2012 expense of $26,000 and $81,000. As of September 30, 2013, the aggregate value of unvested options was $797,000, which will vest over an average period of two or three years. There were 343,332 stock options exercised in the nine months ended September 30, 2013 at exercise prices between $0.75 and $2.22. The Company received $30,000 for 35,000 of such exercises and allowed cash-less exercise of 308,332 of such options and issued 237,485 shares of common stock.

Stock options granted under our equity incentive plans generally vest over 2 to 3 years from the date of grant, 1/2 and 1/3 per year, respectively; and expire 5 years from the date of grant. The following table summarizes stock option activity for the nine months ended September 30, 2013:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	607,000	$1.27
Granted	394,000	$4.16
Exercised	(343,332)	$1.13
Forfeited or expired	-	-
Outstanding at September 30, 2013	657,668	$3.07	4.1	$ 1,626,000
Exercisable at September 30, 2013	154,085	$2.34	3.5	$ 468,000

The aggregate intrinsic value was calculated as the difference between the market price, which was $5.56, and the exercise price of the Company’s common stock as of September 30, 2013.

The following table summarizes information about stock options at September 30, 2013:

	Options Outstanding at September 30, 2013			Options Exercisable at September 30, 2013
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $1.99	198,668	3.4	$1.28	68,667	$1.44
$2.00 - $4.99	459,000	4.5	$3.85	85,418	$3.00
	657,668			154,085

Stock Warrants

During the nine months ended September 30, 2013, 106,071 warrants were exercised at prices of $2.10 and $2.25. The Company received $75,000 and issued 79,416 shares of common stock. The following table summarizes stock warrant activity for the nine months ended September 30, 2013:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	317,253	$2.40
Granted	–	-
Exercised	(106,071)	$2.16
Forfeited or expired	–	-
Outstanding at September 30,2013	211,182	$2.52	2.2	$641,000
Exercisable at September 30,2013	211,182	$2.52	2.2	$641,000

The intrinsic value was calculated as the difference between the market price, which was $5.56, and the exercise price of the Company’s common stock, as of September 30, 2013.

7.       Income Taxes

For the three months ended September 30, 2013, net income was $34,000, and for the nine months ended September 30, 2013 net loss was ($863,000), no income tax provision was recorded. For the three and nine months ended September 30, 2012, net income was $22,000 and $342,000, respectively and our provision for income taxes was zero. We made no provision for income taxes during periods of net income due to our utilization of federal net operating loss carryforwards to offset both regular taxable income and alternative minimum taxable income.

In accordance with Accounting Standards Codification (“ASC”) 740-10, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. Our deferred tax assets are composed primarily of U.S. federal net operating loss carryforwards. Based on available objective evidence, management believes it is more likely than not that these deferred tax assets are not recognizable and will not be recognizable until its determined that we have sufficient taxable income. Under ASC 740-10, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and disclosures. As of September 30, 2013 or 2012, the Company does not have a liability for unrecognized tax uncertainties.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the:

	Three months ended September 30 (unaudited)		Nine months ended September 30 (unaudited)
	2013	2012	2013	2012
U.S. statutory rate	34%	34%	34%	34%
State tax net of federal benefit	5%	5%	5%	5%
Benefit of net operating loss carryforward	(39)%	(39)%	(39)%	(39)%
Valuation allowance	–	–	–	–
Effective tax rate	-%	-%	-%	-%

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

Overview

The results for our third quarter of 2013 reflect continuing strong growth in sales volume among all of our products. Our gross sales (see below) increased by 33% in the 2013 third quarter, as compared to 2012, and 29% for the nine month period as compared to 2012. Our promotional spending outpaced the sales increases, as we have invested heavily in our Culture Club Kombucha rollout and added additional promotions on our Reed’s and Virgil’s branded product sales in 2013. We believe that our increased promotional spending is producing a good return on investment, in the form of increased market penetration and a higher floor of recurring business.

Since promotional and other allowances are handled as a direct reduction of sales, increasing the spending at a rate higher than sales growth has the effect of reducing our sales and gross margin percentage, as reflected in the nine month 2013 period as compared to 2012. Our direct cost of tangible goods sold, however, remained constant in those periods, as a percentage of gross sales, and improved by 2% to 56% in the third fiscal quarter, as compared to 2012, indicating higher margins based on sales prices.

We have placed a high focus on upgrading our Los Angeles plant equipment in 2013 and on increasing its capacity. Our plant production has increased by approximately 25% in 2013, and we anticipate further improvements in future quarters. As we increase production volume of our branded products in our Los Angeles plant, we will also reduce the cross-country freight that we are currently incurring to move products to west coast customers. As our sales base grows, our excess plant costs become a smaller portion of our overall cost of sales and we anticipate that this cost will reduce as plant production increases further.

We have gained a solid #2 position in sales of kombucha nationally. We believe that there is a strong opportunity to gain additional market share and expand this product line with both our existing and new customers. As we expand, we are improving our production techniques and we have plans for additional flavors and improved packaging in 2014.

While our promotional costs have increased at a rate that exceeds our sales growth, we have reached a breakeven net income in the 3rd quarter on $10 million in net revenues. Our plan is to continue to refine our promotional programs so that we can continue to experience high growth in sales while also increasing the margin contribution at the same pace as our sales increases.

Results of Operations

The following table sets forth key statistics for the three and nine months ended September 30, 2013 and 2012, respectively.

	Three Months Ended			Nine Months Ended
	September 30,		Pct.	September 30,		Pct.
	2013	2012	Change	2013	2012	Change
Gross sales, net of discounts & returns *	11,501,000	8,628,000	33%	31,290,000	24,278,000	29%
Less: Promotional and other allowances**	1,425,000	740,000	93%	3,569,000	2,020,000	77%
Net sales	10,076,000	7,888,000	28%	27,721,000	22,258,000	25%
Cost of tangible goods sold	6,399,000	4,975,000	29%	18,028,000	13,993,000	29%
As a percentage of:
Gross sales	56%	58%		58%	58%
Net sales	64%	63%		65%	63%
Cost of goods sold – idle capacity	501,000	456,000	10%	1,525,000	1,126,000	35%
As a percentage of net sales	5%	6%		6%	5%
Gross profit	3,176,000	2,457,000	29%	8,168,000	7,139,000	14%
Gross profit margin as a percentage of net sales	32%	31%		29%	32%

* Gross sales is used internally by management as an indicator of and to monitor operating performance, including sales performance of particular products, salesperson performance, product growth or declines and overall Company performance. The use of gross sales allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. We therefore believe that the presentation of gross sales provides a useful measure of our operating performance. Gross sales is not a measure that is recognized under GAAP and should not be considered as an alternative to net sales, which is determined in accordance with GAAP, and should not be used alone as an indicator of operating performance in place of net sales. Additionally, gross sales may not be comparable to similarly titled measures used by other companies, as gross sales has been defined by our internal reporting practices. In addition, gross sales may not be realized in the form of cash receipts as promotional payments and allowances may be deducted from payments received from certain customers.

** Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the disclosure thereof does not conform with GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following: (i) reimbursements given to the Company’s distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (ii) the Company’s agreed share of fees given to distributors and/or directly to retailers for in-store marketing and promotional activities; (iii) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (iv) incentives given to the Company’s distributors and/or retailers for achieving or exceeding certain predetermined sales goals; and (v) discounted or free products. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year.

Three months ended September 30, 2013 Compared to Three months ended September 30, 2012

Sales

Sales of $10,076,000 for the three months ended September 30, 2013 represented an increase of 28% from $7,888,000 in the prior year same period. Sales growth was driven primarily by a 31% increase in sales of our branded products, including kombucha, as well as a 19% increase in private label product revenues. Kombucha sales began in the 2012 third quarter and have increased to become approximately 11% of our total net revenues.

Cost of Tangible Goods Sold

Cost of tangible goods sold consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, inventory adjustments, as well as certain internal transfer costs. Our costs of tangible goods sold of $6,399,000 for the three months ended September 30, 2013 represents an increase of 29% from the same period in 2012. The increase is primarily due to the 28% increase in sales. Additionally, the costs to produce our 12-ounce branded natural sodas increased by approximately 5% in 2013 over the prior year period.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity consists of direct production costs of our Los Angeles plant in excess of charges allocated to our finished goods in production. Plant costs include labor costs, production supplies, repairs and maintenance, and depreciation. Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis, which is lower than our actual costs incurred. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Idle capacity expenses increased to $501,000 in the three months ended September 30, 2013, from $456,000 in 2012. The 10% increase is primarily due to approximately two weeks of downtime during the 2013 quarter for repairs and upgrades. As a percentage of sales, the idle capacity costs decreased to 5% in the 2013 nine-month period, from 6% in 2012.

Gross Profit

Our gross profit of $3,176,000 in the three months ended September 30, 2013 represents an increase of $719,000, or 29% from 2012. As a percentage of sales, our gross profit increased to 32% in 2013 as compared to 31% in 2012. The increase is primarily due to a higher portion of our overall sales being branded products in 2013, as compared to private label sales, since our branded products have slightly higher margins on net sales.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling costs increased by 36% to $1,040,000 in the three months ended September 30, 2013 compared to 2012. The $277,000 increase, or 36%, is primarily due to freight cost increases of $207,000 and warehouse cost increases of $70,000. The freight cost increases are primarily due to a higher portion of our branded products being manufactured at our copacker in Pennsylvania for west coast customers, requiring additional freight costs for delivery. Also, we have offered delivered terms to several new significant customers. The warehouse cost increases are primarily due to increased volume and the addition of several new cold-storage facilities for our kombucha.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased overall to $1,159,000 in the three months ended September 30, 2013 from $818,000 in 2012. The $341,000 increase (42%) is primarily due to an increase in trade show and advertising costs of $179,000, increased compensation and travel costs of $78,000, increased stock option expense of $22,000, increased brokerage commissions of $29,000, and an increase in supplies and sample costs of $32,000. Our sales staff increased to 18 members at September 30, 2013, from 15 at September 30, 2012.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $763,000 during the three months ended September 30, 2013 from $693,000 in the same period of 2012, an increase of $70,000. Compensation costs increased by $36,000, stock option expense increased by $20,000, and professional, legal and consulting costs increased by $16,000.

Income/Loss from Operations

Our income from operations was $214,000 in the three months ended September 30, 2013, as compared to $183,000 in the same period of 2012. The increase is primarily due to the increase in gross profit contribution of $719,000, or 29%, in the 2013 third quarter as compared to 2012.

Interest Expense

Interest expense increased to $180,000 in the three months ended September 30, 2013, compared to interest expense of $161,000 in the same period of 2012. The increase is primarily due to increased borrowing on our revolving line of credit.

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

MODIFIED EBITDA SCHEDULE

	Three Months Ended September 30,
	2013	2012
Net income (loss)	$34,000	$22,000

Modified EBITDA adjustments:
Depreciation and amortization	89,000	184,000
Interest expense	180,000	161,000
Stock option compensation	69,000	26,000
Other stock compensation for services	–	2,000
Total EBITDA adjustments	338,000	373,000

Modified EBITDA income from operations	$372,000	$395,000

Nine months ended September 30, 2013 Compared to Nine months ended September 30, 2012

Sales

Sales of $27,721,000 for the nine months ended September 30, 2013 represented an increase of 25% from $22,258,000 in the prior year same period. Sales growth was driven primarily by increased sales of our branded products of $5,001,000, or 26%. Kombucha sales began in the 2012 third quarter and have increased to become approximately 9% of our total net revenues.

Cost of Tangible Goods Sold

Cost of tangible goods sold consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, inventory adjustments, as well as certain internal transfer costs. Our costs of tangible goods sold of $18,028,000 for the nine months ended September 30, 2013 represents an increase of 29% from the same period in 2012. The increase was primarily due to net revenue increases of 25%. Additionally, a one-time loss on a private label contract in the amount of $412,000 was recorded during the second fiscal quarter. Generally, our per-unit costs have not increased materially in 2013 as compared to 2012.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity consists of direct production costs of our Los Angeles plant in excess of charges allocated to our finished goods in production. Plant costs include labor costs, production supplies, and repairs and maintenance. Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis, which is lower than our actual costs incurred. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Idle capacity expenses increased to $1,525,000 in the nine months ended September 30, 2013, from $1,126,000 in 2012. The 35% increase was primarily due to inefficiencies in producing our kombucha during the first and second fiscal quarters. Our kombucha production runs have become much more efficient during our third fiscal quarter and we anticipate reductions in our cost of goods sold – idle capacity in the future.

Gross Profit

Our gross profit of $8,168,000 in the nine months ended September 30, 2013 represents an increase of $1,029,000, or 14% from 2012. As a percentage of sales, our gross profit decreased to 29% in 2013 as compared to 32% in 2012. As discussed above, our gross profit was negatively impacted by a loss of $412,000 on a private label contract. The gross profit percentage decrease is also impacted by an increase in promotional discount costs. Since such costs are a deduction from sales, the gross margin percentage is negatively impacted by increased promotional costs. We have been granting substantial discounts on our kombucha, as we expand this product line into new distribution channels and customers, and we have also increased our promotional programs for other branded products. We believe that our promotional investments are effective and are accelerating sales growth.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling costs increased by 59% to $2,900,000 in the nine months ended September 30, 2013 compared to 2012. The $1,073,000 increase is primarily due to freight cost increases of $929,000 and warehouse cost increases of $144,000. The freight cost increases are primarily due to a higher portion of our branded products being manufactured at our copacker in Pennsylvania for west coast customers, requiring additional freight costs for delivery. Also, we have offered delivered terms to several new significant customers. The Warehouse cost increases are primarily due to increased volume and the addition of several new cold-storage facilities for our kombucha.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased overall to $2,999,000 in the nine months ended September 30, 2013 from $2,239,000 in 2012. The $760,000 increase is primarily due to increased compensation and travel costs of $268,000, increased advertising costs of $267,000, increased brokerage commissions of $122,000, and increased stock option expense of $86,000. Our sales staff increased to 18 members at September 30, 2013, from 15 at September 30, 2012.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $2,663,000 during the nine months ended September 30, 2013 from $2,238,000 in the same period of 2012, in increase of $425,000. Compensation costs increased by $135,000, professional, legal and consulting costs increased by $112,000, stock option expense increased by $90,000, and accounts receivable reserve allowance increased by $88,000.

Income/Loss from Operations

Our loss from operations was $394,000 in the nine months ended September 30, 2013, as compared to income of $835,000 in the same period of 2012. The loss is primarily a result of the one-time loss on a private label contract in the amount of $412,000, as well as losses from other operations during the first two fiscal quarters of 2013.

Interest Expense

Interest expense decreased to $469,000 in the nine months ended September 30, 2013, compared to interest expense of $493,000 in the same period of 2012. The decrease is primarily due to a reversal of over-accrued interest on a long-term liability, as determined when the liability was paid in full.

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

MODIFIED EBITDA SCHEDULE

	Nine Months Ended September 30,
	2013	2012
Net (loss) income	$(863,000)	$342,000

Modified EBITDA adjustments:
Depreciation and amortization	387,000	556,000
Interest expense	469,000	493,000
Stock option compensation	257,000	81,000
Other stock compensation for services	5,000	23,000
Total EBITDA adjustments	1,118,000	1,153,000

Modified EBITDA income from operations	$255,000	$1,495,000

Liquidity and Capital Resources

As of September 30, 2013, we had stockholders equity of $3,676,000 and we had working capital of $1,782,000, compared to stockholders equity of $4,098,000 and working capital of $2,298,000 at December 31, 2012. The decrease in our working capital of $516,000 was primarily a result of net losses and pay downs on our long-term debt.

Our decrease in cash and cash equivalents to $1,046,000 at September 30, 2013 compared to $1,163,000 at December 31, 2012, a decrease of $117,000, was primarily a result of cash used by operating activities of $1,035,000, costs of plant improvements of $447,000, and principal payments on debt of $247,000; which was offset primarily by net drawdown on our revolving line of credit of $1,290,000, an increased advance on our term loan of $217,000, and proceeds from the exercise of stock options and warrants of $105,000. In addition to our cash position on September 30, 2013, we had availability under our line of credit of approximately $365,000.

Our Loan and Security Agreement with PMC Financial Services Group, LLC provides a $4.5 million revolving line of credit and a $750,000 term loan. The revolving line of credit is based on 85% of eligible accounts receivable and 50% of eligible inventory. The interest rate on the revolving line of credit is at the prime rate plus 3.75% (7% at September 30, 2013). The term loan is for $750,000 and bears interest at the prime rate plus 11.6%, which shall not be below 14.85%, is secured by all of the unencumbered assets of the Company, and is to be repaid in 48 equal installments of principal and interest of $21,000. On May 1, 2013 the term loan was increased back to the original balance of $750,000 under the same terms as the existing term loan. The Company was granted an over advance on its revolving line of credit of $500,000 and a temporary increase in the line amount to $4,800,000, both for a six month period ending February 28, 2014. At September 30, 2013, our term loan balance was $684,000.

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

Cost of goods sold – Idle Capacity - Cost of goods sold – idle capacity consists of direct production costs in excess of charges allocated to finished goods. Our charges for labor and overhead allocated to our finished goods are determined on a cost basis. Plant costs include labor costs, production supplies, and repairs and maintenance. Plant costs in excess of production allocations are expensed in the period incurred.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the three months ended September 30, 2013.

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

We believe there have been no significant changes, during the three month period ended September 30, 2013, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not applicable

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

_______________

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

Reed’s, Inc.
(Registrant)

Date: November 14, 2013	/s/ Christopher J. Reed
Christopher J. Reed
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	/s/ James Linesch
James Linesch
Chief Financial Officer
(Principal Financial Officer)

