Form 10-K
period 2013-12-31
REEDS INC
filed 2014-03-25
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [  ]    Accelerated filer [  ]    Non-accelerated filer [  ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2013 was $50,556,000.

13,037,952 common shares, $.001 par value, were outstanding on March 18, 2014.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K (“Annual Report”), the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”) and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be forward-looking statements. The forward-looking statements included or incorporated by reference in this Annual Report and those reports, statements, information and announcements address activities, events or developments that Reed’s, Inc. (hereinafter referred to as “we,” “us,” “our” or “Reed’s”) expects or anticipates will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements.

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

PART I

Item 1. Business

Background

We develop, manufacture, market and sell natural non-alcoholic carbonated soft drinks, kombucha, candies and ice creams. We currently manufacture, market and sell seven unique product lines:

●	Reed’s Ginger Brews,

●	Virgil’s Root Beer, Cream Sodas, Dr. Better and Real Cola, including ZERO diet sodas,

●	Culture Club Kombucha,

●	China Colas,

●	Reed’s Ginger Chews,

●	Reed’s Ginger Ice Creams, and

●	Sonoma Sparkler Sparkling Juices.

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

We produce and co-pack our beverage products in part at our facility in Los Angeles, California, known as the Brewery, and with the majority produced at a contracted co-packing facility in Pennsylvania. The co-pack facility in Pennsylvania supplies us with soda products for the eastern half of the United States and nationally for soda products that we do not produce at The Brewery.

Key elements of our business strategy include:

●	increase our relationship with and sales to the approximately 13,000 supermarkets that carry our products in natural and mainstream,

●	expand our distribution network by adding regional direct store delivery (DSD’s) and additional direct accounts,

●	stimulate consumer demand and awareness for our existing brands and products through promotions and advertising,

●	develop additional product flavors under our brands (brand extensions) and other new products, including specialty packaging and alternative uses for our products,

●	develop and produce private-label products for select customers,

●	lower our cost of sales for our products by gaining economies of scale in our purchasing, and

●	optimize the size and focus of our sales force to manage our relationships with distributors and retail outlets.

Our current sales effort is focused on building our business in our approximately 13,000 natural and mainstream supermarket accounts in the U.S. and Canada.

We create consumer demand for our products by:

●	supporting in-store sampling programs of our products,

●	generating free press through public relations,

●	advertising in store publications,

●	maintaining a company website (www.reedsgingerbrew.com),

●	active social media campaigns on facebook.com, twitter.com and youtube.com, and

●	participating in large public events as sponsors.

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

In 1997, we began licensing the products of China Cola and eventually acquired the rights to that product in 2000. In 1999, we purchased the Virgil’s Root Beer brand from the Crowley Beverage Company. In 2000, we moved into an 18,000 square foot warehouse property, the Brewery, in Los Angeles, California, to house our west coast production and warehouse facility. The Brewery also serves as our principal executive offices. In 2001, pursuant to a reincorporation merger, we changed our state of incorporation to Delaware and also changed our name to “Reed’s, Inc.”

On December 12, 2006, we completed the sale of 2,000,000 shares of our common stock at an offering price of $4.00 per share in our initial public offering. The public offering resulted in gross proceeds of $8,000,000. Following the public offering, we expanded sales and operations dramatically, initially using a direct store delivery strategy in Southern California, along with other regional independent direct store distributors (DSD). The relationships with DSD’s were supported by our sales staff. In 2007 we raised a net of $7,600,000 in a private placement. We re-focused our sales strategy to eliminate company direct store delivery sales and to expand sales to DSD’s and natural food distributors on a national level. We also started selling directly to supermarket grocery stores, which has become a significant portion of our business today.

We continually introduce new products and line extensions, such as our Virgil’s diet line of ZERO beverages introduced in 2010 and Dr. Better and Light 55 Calories Extra Ginger Brew in 2011. We commenced offering private label products in 2010 and have increased that business significantly in 2012 and 2013. In 2012, we launched four flavors of our Culture Club Kombucha line that in 2013 was increased to eight flavors.

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

Our Products

We currently manufacture and sell 24 beverages, four candies and three ice creams. We make all of our products using premium all-natural ingredients and our beverage line is GMO free. Our primary brands are our Reed’s ginger brew line, our Virgil’s line of root beer and our Culture Club kombucha. Our candy products that include Reed’s Crystallized Ginger Candy and Reed’s Chews represent a lesser portion of revenues, however, the products are popular and sales are expanding. We also sell ginger ice cream.

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

We believe that Reed’s Ginger Brews are unique in their kettle-brewed origin among all mass-marketed soft drinks. Reed’s Ginger Brews contain between 8 and 26 grams of fresh ginger in every 12-ounce bottle. We use pure cane sugar as the sweetener. Our products differ from commercial soft drinks in three particular characteristics: sweetening, carbonation and coloring for greater adult appeal. Instead of using injected-based carbonation, we produce our carbonation naturally, through slower, beer-oriented techniques. This process produces smaller, longer lasting bubbles that do not dissipate rapidly when the bottle is opened. We do not add coloring. The color of our products comes naturally from herbs, fruits, spices, roots and juices and our beverages are GMO free.

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

Our Reed’s line contains the following products:

●	Reed’s Original Ginger Brew was our first creation and is a Jamaican recipe for homemade ginger ale using 17 grams of fresh ginger root, lemon, lime, honey, raw cane sugar, pineapple, herbs and spices. Reed’s Original Ginger Brew is 20% fruit juice.

●	Reed’s Extra Ginger Brew is the same approximate recipe, with 26 grams of fresh ginger root for a stronger bite. Reed’s Extra Ginger Brew is 20% fruit juice.

●	Reed’s Premium Ginger Brew is sweetened only with honey and pineapple juice. Reed’s Premium Ginger Brew is 20% fruit juice and contains 17 grams of fresh ginger root.

●	Reed’s Raspberry Ginger Brew is brewed from 17 grams of fresh ginger root, raspberry juice and lime. Reed’s Raspberry Ginger Brew is 20% raspberry juice.

●	Reed’s Spiced Apple Brew uses 8 grams of fresh ginger root, the finest tart German apple juice and such apple pie spices as cinnamon, cloves and allspice. Reed’s Spiced Apple Brew is 50% apple juice.

●	Reed’s Cherry Ginger Brew is naturally brewed from 17 grams of fresh ginger root, cherry juice from concentrate and spices.

●	Reed’s Light 55 Calories Extra Ginger Brew is a reduced calorie version of our top selling Reed’s Extra Ginger Brew that was made possible by using Stevia. We use the same recipe of 26 grams of fresh ginger root, honey, pineapple, lemon and lime juices and exotic spices.

●	Reed’s Natural Energy Elixir is an energy drink infused with all natural ingredients designed to provide consumers with a healthy and natural boost to energy levels

●	Reed’s Nausea Relief is based on our Ginger Brews with added B vitamins. Both ginger and B vitamins have been studied for their effectiveness in combating nausea.

Virgil’s Root Beer

Virgil’s is a premium root beer. We use all-natural ingredients, including filtered water, unbleached cane sugar, anise from Spain, licorice from France, bourbon vanilla from Madagascar, cinnamon from Sri Lanka, clove from Indonesia, wintergreen from China, sweet birch and molasses from the southern United States, nutmeg from Indonesia, pimento berry oil from Jamaica, balsam oil from Peru and cassia oil from China. We collect these ingredients worldwide and gather them together at the brewing and bottling facilities. We combine these ingredients under strict specifications and finally heat-pasteurize Virgil’s Root Beer, to ensure quality. We sell Virgil’s Root Beer in three packaging styles: 12-ounce bottles in a four-pack, a special swing-lid style pint bottle and a 5-liter self-tapping party keg. The Virgil’s soda line is GMO free.

In addition to our Virgil’s Root Beer, we also offer the following products under our Virgil’s brand:

●	Virgil’s Cream Soda,

●	Virgil’s Orange Cream Soda,

●	Virgil’s Black Cherry Cream Soda,

●	Virgil’s Real Cola,

●	Virgil’s Dr. Better,

●	Virgil’s ZERO line, including Root Beer, Cream Soda, Real Cola, Dr. Better and Black Cherry Cream Soda. (Our ZERO line is naturally sweetened with Stevia), and

●	Virgil’s juice beverages, including Clementine, Peach Lemonade and Pomegranate

Reed’s Culture Club Kombucha

We introduced our Culture Club Kombucha in 2012. Kombucha is a fermented tea that dates its origin back thousands of years. Among consumers, kombucha is believed to have healing and cleansing characteristics. Sweetened tea is introduced to a “starter” culture and lightly fermented to produce an acetic drink. We make the finest kombucha possible, using a combination of Oolong and Yerba Mate teas. Initially, we produced four flavors, Goji Ginger, Hibiscus Ginger Grapefruit, Lemon Ginger Raspberry and Cranberry. We introduced four additional flavors in 2013.

Other Beverage Brands

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

Manufacture of Our Products

We produce our carbonated beverages at two facilities:

●	a facility in Los Angeles, California, known as The Brewery, at which we currently produce kombucha, certain soda products and our private label products, and

●	a packing, or co-pack, facility in Pennsylvania which supplies us with product we do not produce at The Brewery. The co-packer assembles our products and charges us a fee, generally by the case, for the products they produce.

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

The soft drink industry is highly fragmented and the craft soft drink category consists of such competitors as, Henry Weinhards, Thomas Kemper, Hansen’s, Izze, Boylans and Jones Soda, to name a few. These brands have the advantage of being seen widely in the national market and being commonly known for years through well-funded ad campaigns. Despite our products having a relatively high price for an artisanal premium beverage product, no mass media advertising and a relatively small but growing presence in the mainstream market compared to many of our competitors, we believe that results to date demonstrate that Reed’s Ginger Brews and Virgil’s sodas are making strong inroads and market share gains against some of the larger brands in the market.

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

Natural Food Stores

Our primary and historical marketing and distribution source of our products has been natural food and gourmet stores throughout the US. These stores include Whole Foods Market, Trader Joe’s, Sprouts, Sunflowers, Earth Fare, and New Seasons, just to name a few. Our brands are also sold in gourmet restaurants and deli’s nationwide. With the advent of large natural food store chains and specialty merchants, the natural foods segment continues to grow each year, helping fuel the continued growth of our brands.

Mainstream Supermarkets and Retailers

We also sell our products to direct store delivery distributors (DSD) who specialize in distributing and selling our products directly to mainstream retail channels, natural foods, and specialty retail stores. Our brands are further sold directly to some retailers who require that we sell directly to their distribution centers since they have developed their own logistics capabilities. Examples of chains that fall into the “direct” category are retailers such as, Costco, Trader Joe’s, some Whole Foods Market Regions and Kroger.

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

Distribution, Sales and Marketing

We currently have a national network of mainstream, natural and specialty food distributors in the United States and Canada. We sell directly to our distributors, who in turn sell to retail stores. We also use our own internal sales force and independent sales representatives to promote our products for our distributors and direct sales to our retail customers. One of the main goals of our sales and marketing efforts is to increase sales and grow our brands. Our sales force consists of senior sales representatives in five geographic regions across the country. Additionally, we employ a staff of internal telemarketing sales representatives. Generally, our sales managers are responsible for all activities related to the sales, distribution and marketing of our brands to our entire distributor and retail partner network in North America. We distribute our products primarily through several national natural foods distributors and an increasing number of regional mainstream DSD distributors. We have entered into agreements with some of our distributors that commit us to “termination fees” if we terminate our agreements early or without cause. These agreements call for our customer to have the right to distribute our products to a defined type of retailer within a defined geographic region. As is customary in the beverage industry, if we should terminate the agreement or not automatically renew the agreement, we would be obligated to make certain payments to our customers. We have no plans to terminate or not renew any agreement with any of our customers. We also offer our products and promotional merchandise directly to consumers via the Internet through our website, www.reedsgingerbrew.com.

Marketing to Distributors

We market to distributors using a number of marketing strategies, including direct solicitation, telemarketing, trade advertising and trade show exhibition. These distributors include natural food, gourmet food and mainstream distributors. Our distributors sell our products directly to natural food, gourmet food and mainstream supermarkets for sale to the public. We maintain direct contact with our distributor partners through our in-house sales managers. From time to time and in very limited markets, when use of our own sales force is not cost effective, we will utilize independent sales brokers and outside representatives.

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

The kombucha market is dominated by one producer who sells their products nationally. The remainder of the producers is comprised of mostly fragmented regional or local companies. There are companies that gain market share in certain regions; however, most do not have the scale and capability to effectively sell and distribute on a national basis. We believe that Reed’s is now the #2 national producer of kombucha, an accomplishment achieved in a relatively short period of time, by leveraging our existing distribution channels and customer relationships to expand our sales volume quickly. We also have in-house production capabilities that can be scaled up as needed to make this a primary brand for Reed’s. We believe that our existing infrastructure creates a competitive advantage, including product design, manufacturing & production and a network of sales & distribution.

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

In addition, we consider our finished product and concentrate formulae, which are not the subject of any patents, to be trade secrets. Our brewing process is a trade secret. This process can be used to brew flavors of beverages other than ginger ale and ginger beer, such as root beer, cream soda, cola and other spice and fruit beverages. We have not sought any patents on our brewing processes because we would be required to disclose our brewing process in patent applications.

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

Item 2. Property

We lease a facility of approximately 76,000 square feet, which serves as our principal executive offices, our West Coast Brewery and bottling plant and our Southern California warehouse facility. Approximately 30,000 square feet of the total space is leased under a long-term lease expiring in 2024. We also lease a warehouse of approximately 18,000 square feet under a lease expiring in 2017, a warehouse of approximately 13,000 square feet under a lease expiring in 2014, and a warehouse of 15,000 square feet on a month-to-month basis.

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

On August 12, 2006, we made a rescission offer to all holders of the outstanding shares that we believe are subject to rescission, pursuant to which we offered to repurchase these shares then outstanding from the holders. At the expiration of the rescission offer on September 18, 2006, the rescission offer was accepted by 32 of the offerees to the extent of 28,420 shares for an aggregate of $119,000, including statutory interest. The shares that were tendered for rescission were purchased by third parties and not from our funds.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is listed for trading on the NYSE MKT trading under the symbol “REED”. Prior to December 31, 2012, our company traded on the NASDAQ exchange. The following is a summary of the high and low bid prices of our common stock on the NASDAQ and NYSE MKT Capital Markets for the periods presented:

	Sales Price
	High	Low
Year Ending December 31, 2012
First Quarter	$1.90	$1.10
Second Quarter	4.48	1.70
Third Quarter	7.19	3.28
Fourth Quarter	8.82	4.94

	Sales Price
	High	Low
Year Ending December 31, 2013
First Quarter	$6.50	$3.85
Second Quarter	5.40	3.80
Third Quarter	6.65	4.65
Fourth Quarter	8.12	5.05

As of December 31, 2013, there were approximately 178 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and approximately 12,922,832 outstanding shares of common stock.

Unregistered Sales of Equity Securities

During the fiscal year ended December 31, 2013, we issued the following equity securities that were unregistered under the Securities Act:

●	We issued 1,250 shares of common stock in exchange for consulting services. The value of the stock was based on the closing price of the stock on the issuance or agreed upon date. The total value of shares issued for services was $5,000. The shares were issued pursuant to exemption from registration under Section 4(2) of the Securities Act.

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

We are obligated to pay a non-cumulative 5% dividend from lawfully available assets to the holders of our Series A preferred stock and $0.13 per share per quarter on our Series B preferred stock in either cash or additional shares of common stock at our discretion. In 2013 and 2012, we paid dividends on our Series A preferred stock in an aggregate of 1,064 and 4,760 shares of common stock in each such year, respectively and anticipate that we will be obligated to issue at least this many shares annually to the holders of the Series A preferred stock so long as such shares are issued and outstanding. In 2013, we no longer accrued dividends on our outstanding Series B shares and paid $74,000 of dividends by issuing 3,394 shares of our common stock. In 2012, we accrued $29,000 of dividends on our outstanding Series B shares and paid $37,000 of dividends by issuing 47,890 shares of our common stock.

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

The plans permit the grant of options to our employees, directors and consultants. The options may constitute either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code or “non-qualified stock options”. The primary difference between “incentive stock options” and “non-qualified stock options” is that once an option is exercised, the stock received under an “incentive stock option” has the potential of being taxed at the more favorable long-term capital gains rate, while stock received by exercising a “non-qualified stock option” is taxed according to the ordinary income tax rate schedule.

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

If an optionee ceases to be an employee, director, or consultant with us, other than by reason of death, disability or retirement, all vested options must be exercised within three months following such event. However, if an optionee’s employment or consulting relationship with us terminates for cause, or if a director of ours is removed for cause, all unexercised options will terminate immediately. If an optionee ceases to be an employee or director of, or a consultant to us, by reason of death, disability, or retirement, all vested options may be exercised within one year following such event or such shorter period as is otherwise provided in the related agreement.

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

2010 Incentive Stock Plan and 2010-2 Incentive Stock Plan

We are authorized to issue up to an aggregate of 75,000 shares of common stock to employees, officers, directors, consultants, independent contractors, advisors or other service providers to Reed’s under our 2010 Incentive Stock Plan and 2010-2 Incentive Stock Plan (collectively, the “2010 Plans”). The 2010 Incentive Stock Plan was adopted by our board of directors on March 31, 2010; the 2010-2 Incentive Stock Option Plan was adopted on May 5, 2010. The 2010 Plans are administered by a committee of the board of directors. The plan committee may from time to time, and subject to the provisions of the plan and such other terms and conditions as the plan committee may prescribe, grant to any eligible person one or more shares of common stock of Reed’s (“Award Shares”). The grant of Award Shares or grant of the right to receive Award Shares shall be evidenced by either a written consulting agreement or a separate written agreement confirming such grant, executed by Reed’s and the recipient, stating the number of Award Shares granted and stating all terms and conditions of such grant. During 2013, no shares of common stock were issued under the 2010 Plans, and in 2012 there were 14,965 shares of common stock issued under the 2010 Plans.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2013, with respect to equity securities authorized for issuance under compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a))(c)

Equity compensation plans approved by security holders	639,334	$3.18	439,001
Equity compensation plans not approved by security holders	101,963	$2.30	-

TOTAL	741,297	$3.06	439,001

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

Results of Operations

The following table sets forth key statistics for the years ended December 31, 2013 and 2012, respectively.

	Year Ended
	December 31,		Pct.
	2013	2012	Change
Gross sales, net of discounts & returns (a)	$42,242,000	$32,946,000	28%
Less: Promotional and other allowances (b)	4,961,000	2,939,000	69%
Net sales	37,281,000	30,007,000	24%
Cost of tangible goods sold (c)	23,691,000	18,943,000	25%
As a percentage of:
Gross sales	56%	57%
Net sales	64%	63%
Cost of goods sold – idle capacity (d)	2,796,000	1,920,000	46%
As a percentage of net sales	7%	6%
Gross profit	$10,794,000	$9,144,000	18%
Gross profit margin as a percentage of net sales	29%	30%

(a) Gross sales is used internally by management as an indicator of and to monitor operating performance, including sales performance of particular products, salesperson performance, product growth or declines and overall Company performance. The use of gross sales allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. We therefore believe that the presentation of gross sales provides a useful measure of our operating performance. Gross sales is not a measure that is recognized under GAAP and should not be considered as an alternative to net sales, which is determined in accordance with GAAP, and should not be used alone as an indicator of operating performance in place of net sales. Additionally, gross sales may not be comparable to similarly titled measures used by other companies, as gross sales has been defined by our internal reporting practices. In addition, gross sales may not be realized in the form of cash receipts as promotional payments and allowances may be deducted from payments received from certain customers.

(b) Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the disclosure thereof does not conform with GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following: (i) reimbursements given to the Company’s distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (ii) the Company’s agreed share of fees given to distributors and/or directly to retailers for in-store marketing and promotional activities; (iii) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (iv) incentives given to the Company’s distributors and/or retailers for achieving or exceeding certain predetermined sales goals; and (v) discounted or free products. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year.

(c) Cost of tangible goods sold consists of the costs of raw materials and packaging utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, inventory adjustments, as well as certain internal transfer costs. Cost of tangible goods sold is used internally by management to measure the direct costs of goods sold, aside from unallocated plant costs. Cost of tangible goods sold is not a measure that is recognized under GAAP and should not be considered as an alternative to cost of goods sold, which is determined in accordance with GAAP, and should not be used alone as an indicator of operating performance in place of cost of goods sold.

(d) Cost of goods sold – idle capacity consists of direct production costs in excess of charges allocated to our finished goods in production. Plant costs include labor costs, production supplies, repairs and maintenance, and inventory write-off. Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis, which is lower than our actual costs incurred. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Cost goods sold – idle capacity is not a measure that is recognized under GAAP and should not be considered as an alternative to cost of goods sold, which is determined in accordance with GAAP, and should not be used alone as an indicator of operating performance in place of cost of goods sold.

Year ended December 31, 2013 Compared to Year ended December 31, 2012

Gross Sales

Gross sales of $42,242,000 for the year ended December 31, 2013 represented an increase of 28% from $32,946,000 in the prior year. Sales growth was driven primarily by increased sales of our branded products of approximately $6,260,000, or 25%. Kombucha sales began in the 2012 third quarter and have increased to become approximately 10% of our total net revenues.

Promotional and other allowances

Promotions and allowances increased 69% to $4,961,000 for the year ended December 31, 2013 from $2,939,000 in the prior year. This increase is primarily attributable to launching our Kombucha product line and incentives given to consumers and retailers to increase market share of our entire product line.

Net Sales

Sales of $37,281,000 for the year ended December 31, 2013 represented an increase $7,274,000, or 24%, from $30,007,000 in the prior year.

Cost of Goods Sold

Cost of goods sold consists of the costs of raw materials and packaging utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, inventory adjustments, as well as certain internal transfer costs. Cost of goods sold also consists of direct production costs in excess of charges allocated to our finished goods in production. Plant costs include labor costs, production supplies, and repairs and maintenance. Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis, which is lower than our actual costs incurred. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced.

Our cost of goods sold increased to $26,487,000 in the year ended December 31, 2013, an increase of approximately $5,624,000 or 27% from 2012. The increase was primarily due to net revenue increases of 24%. Additionally, a one-time loss on a private label contract in the amount of $412,000 was recorded during the second fiscal quarter.

Gross Profit

Our gross profit of $10,794,000 in the year ended December 31, 2013 represents an increase of $1,650,000, or 18% from 2012. As a percentage of sales, our gross profit decreased to 29% in 2013 as compared to 30% in 2012. As discussed above, our gross profit was negatively impacted by a loss of $412,000 on a private label contract. The gross profit percentage decrease is also impacted by an increase in promotional discount costs. Since such costs are a deduction from sales, the gross margin percentage is negatively impacted by increased promotional costs. We have been granting substantial discounts on our kombucha, as we expand this product line into new distribution channels and customers, and we have also increased our promotional programs for other branded products. We believe that our promotional investments are effective and are accelerating sales growth.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling costs increased by 51% to $3,977,000 in the year ended December 31, 2013 compared to 2012. The $1,343,000 increase is primarily due to freight cost increases of $1,176,000 and warehouse cost increases of approximately $167,000. The freight cost increases are primarily due to a higher portion of our branded products being manufactured at our copacker in Pennsylvania for west coast customers, requiring additional freight costs for delivery. Also, we have offered delivered terms to several new significant customers. The Warehouse cost increases are primarily due to increased volume and the addition of several new cold-storage facilities for our kombucha.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased overall to $4,180,000 (or 11.2% of net sales) in the year ended December 31, 2013 from $3,145,000 (or 10.5% of net sales) in 2012. The $1,035,000 increase is primarily due to increased compensation and travel costs of $323,000, increased advertising costs of $288,000, increased brokerage commissions of $160,000, and increased stock option expense of $109,000. Our sales staff increased to 18 members at December 31, 2013, from 15 at December 31, 2012.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $3,506,000 (or 9.4% of net sales) during the year ended December 31, 2013 from $3,229,000 (or 10.8% of net sales) in 2012. This decrease in spend rate indicates a trend in spending that is attributable to increased efficiencies due to scale. Compensation costs increased by $108,000, professional, legal and consulting costs increased by $121,000, and stock option expense increased by $109,000.

(Loss) Income from Operations

Loss from operations was $869,000 in the year ended December 31, 2013, as compared to income of $136,000 in 2012. The decrease is primarily due to increased promotional spending and increased plant costs in excess of absorbed costs through production.

Interest Expense

Interest expense decreased to $651,000 in the year ended December 31, 2013, compared to interest expense of $660,000 in the same period of 2012.

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

MODIFIED EBITDA SCHEDULE

	Year ended December 31,
	2013	2012
	(unaudited)	(unaudited)
Net loss	$(1,520,000)	$(524,000)

Modified EBITDA adjustments:
Depreciation and amortization	550,000	738,000
Interest expense	651,000	660,000
Stock option and warrant compensation	327,000	107,000
Other stock compensation for services and finance fees	5,000	23,000
Total EBITDA adjustments	1,533,000	1,528,000

Modified EBITDA income from operations	$13,000	$1,004,000

Liquidity and Capital Resources

As of December 31, 2013, we had stockholders equity of $3,387,000 and we had working capital of $1,347,000, compared to stockholders equity of $4,098,000 and working capital of $2,298,000 at December 31, 2012. The decrease in our working capital of $951,000 was primarily a result of net losses and pay downs on our long-term debt.

Our decrease in cash and cash equivalents to $1,104,000 at December 31, 2013 compared to $1,163,000 at December 31, 2012, a decrease of $59,000, was primarily a result of cash used by operating activities of $1,193,000, costs of plant improvements of $602,000, and principal payments on debt of $385,000; which was offset primarily by net drawdown on our revolving line of credit of $1,501,000, an increased advance on our term loan of $217,000, and proceeds from the exercise of stock options and warrants of $403,000.

Our Loan and Security Agreement with PMC Financial Services Group, LLC provides a $4.5 million revolving line of credit and a $750,000 term loan. The revolving line of credit is based on 85% of eligible accounts receivable and 50% of eligible inventory. The interest rate on the revolving line of credit is at the prime rate plus 3.75% (7% at December 31, 2013). The term loan is for $750,000 and bears interest at the prime rate plus 11.6%, which shall not be below 14.85%, is secured by all of the unencumbered assets of the Company, and is to be repaid in 48 equal installments of principal and interest of $21,000.

On September 20, 2013, the revolving line of credit was increased to $4,800,000 and granted an over-advance of $500,000, both for the six month period September 1, 2013 to February 28, 2014. On February 28, 2014, the $4,800,000 and $500,000 amounts were extended to May 31, 2014, after which the revolving line of credit will be $4,500,000 and the over-advance will be $200,000. The revolving line of credit matures on November 8, 2014. On May 1, 2013 the term loan maturity date was extended to April 20, 2017. At December 31, 2013, the balance of the term loan was $647,000.

The revolving line of credit agreement includes a financial covenant (debt service coverage ratio) that is effective only if the credit availability under the revolving line of credit falls below $100,000 and another financial covenant (capital expenditures) that the Company will not make capital expenditures in excess of $500,000 in any fiscal year. At December 31, 2013, the credit availability on the revolving line of credit fell below $100,000 and, during 2013, the Company expended more than $500,000 for capital expenditures. Accordingly, these two events caused the Company to be in default under the loan agreement on December 31, 2013. These defaults were waived on March 19, 2014.

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

If we suffer losses from operations, our working capital may be insufficient to support our ability to expand our business operations as rapidly as we would deem necessary at any time, unless we are able to obtain additional financing. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives and would be required to reduce our level of operations, including reducing infrastructure, promotions, personnel and other operating expenses. These events could adversely affect our business, results of operations and financial condition. If adequate funds are not available or if they are not available on acceptable terms, our ability to fund the growth of our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressures could be significantly limited.

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

Revenue Recognition. Revenue is recognized on the sale of a product when the risk of loss transfers to our customers, and collection of the receivable is reasonably assured, which generally occurs when the product is shipped. A product is not shipped without an order from the customer and credit acceptance procedures performed. The allowance for returns is regularly reviewed and adjusted by management based on historical trends of returned items. Amounts paid by customers for shipping and handling costs are included in sales. The Company reimburses its wholesalers and retailers for promotional discounts, samples and certain advertising and promotional activities used in the promotion of the Company’s products. The accounting treatment for the reimbursements for samples and discounts to wholesalers results in a reduction in the net revenue line item. Reimbursements to wholesalers and retailers for certain advertising activities are included in selling and marketing expenses.

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

Long-Lived Assets. Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2013 and 2012, the Company did not recognize any impairments for its property and equipment.

Intangible assets are comprised of indefinite-lived brand names acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized, but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life is appropriate. As part of our impairment test, we first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If further testing is necessary, we compare the estimated fair value of our indefinite-lived intangible asset with its book value. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. For the years ended December 31, 2013 and 2012, the Company did not recognize any impairment charges for its indefinite-lived intangible assets.

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

Stock-Based Compensation. The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (FASB) whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company’s stock option and warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

We believe there have been no significant changes, during the year ended December 31, 2013, to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-04. This update clarifies how entities measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This guidance is effective for fiscal years beginning after December 15, 2013 and interim reporting periods thereafter. This update is not expected to have an impact on the Company’s financial position or results of operations

In April 2013, the FASB issued ASU 2013-07 to clarify when it is appropriate to apply the liquidation basis of accounting. Additionally, the update provides guidance for recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Under the amendment, entities are required to prepare their financial statements under the liquidation basis of accounting when a liquidation becomes imminent. This guidance is effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods thereafter. This update is not expected to have an impact on the Company’s financial position or results of operations.

In July 2013, the FASB issued ASU 2013-11 which provides guidance relating to the financial statement presentation of unrecognized tax benefits. The update provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, if such settlement is required or expected in the event the uncertain tax position is disallowed. This update does not require any new recurring disclosures and is effective for public entities for fiscal years beginning after December 15, 2013, and interim reporting periods thereafter. This update is not expected to have an impact on the Company’s financial position or results of operations.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, Reed’s is not required to provide the information required by this Item 7A.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Reed’s, Inc.

We have audited the accompanying balance sheets of Reed’s, Inc. as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Reed’s, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Weinberg & Company, P.A.

Los Angeles, California
March 25, 2014

REED’S, INC.

BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$1,104,000	$1,163,000
Inventory	6,293,000	5,794,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $324,000 and $399,000, respectively	2,143,000	1,961,000
Prepaid inventory	256,000	201,000
Prepaid and other current assets	178,000	212,000
Total Current Assets	9,974,000	9,331,000

Property and equipment, net of accumulated depreciation of $2,796,000 and $2,351,000, respectively	3,686,000	3,422,000
Brand names	1,029,000	1,029,000
Deferred financing fees, net of amortization of $40,000 and $26,000, respectively	60,000	54,000
Total assets	$14,749,000	$13,836,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,612,000	$3,368,000
Accrued expenses	136,000	233,000
Dividends payable	-	74,000
Line of credit	4,524,000	3,023,000
Current portion of long term financing obligation	111,000	90,000
Current portion of capital leases payable	79,000	69,000
Current portion of term loan	165,000	176,000
Total current liabilities	8,627,000	7,033,000

Long term financing obligation, less current portion, net of discount of $526,000 and $576,000, respectively	2,147,000	2,208,000
Capital leases payable, less current portion	106,000	98,000
Term loan, less current portion	482,000	399,000
Total Liabilities	11,362,000	9,738,000

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 and 10,411 shares issued and outstanding, respectively	94,000	104,000
Series B Convertible Preferred stock, $10 par value, 500,000 shares authorized, no shares issued and outstanding at December 31, 2013, 45,602 shares issued and outstanding, at December 31, 2012	-	456,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 12,922,832 and 12,084,673 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	25,276,000	23,996,000
Accumulated deficit	(21,984,000)	(20,459,000)
Total stockholders’ equity	3,387,000	4,098,000
Total liabilities and stockholders’ equity	$14,749,000	$13,836,000

The accompanying notes are an integral part of these financial statements

REED’S, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2013 and 2012

	2013	2012
Sales, net	$37,281,000	$30,007,000
Cost of goods sold	26,487,000	20,863,000
Gross profit	10,794,000	9,144,000

Operating expenses:
Delivery and handling expenses	3,977,000	2,634,000
Selling and marketing expenses	4,180,000	3,145,000
General and administrative expenses	3,506,000	3,229,000
Total operating expenses	11,663,000	9,008,000

Income (loss) from operations	(869,000)	136,000

Interest expense	(651,000)	(660,000)

Net loss	(1,520,000)	(524,000)

Preferred stock dividend	(5,000)	(45,000)

Net loss attributable to common stockholders	$(1,525,000)	$(569,000)

Loss per share attributable to common stockholders - basic and diluted	$(0.12)	$(0.05)
Weighted average number of shares outstanding - basic and diluted	12,541,074	11,361,053

The accompanying notes are an integral part of these financial statements

REED’S, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2013 and 2012

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2012	10,885,833	$1,000	46,621	$466,000	80,415	$804,000	$22,924,000	$(19,890,000)	$4,305,000

Fair Value of Common Stock issued for bonuses and services	14,965	-	-	-	-	-	23,000	-	23,000
Common stock issued upon conversion of Series A preferred stock	144,840	-	(36,210)	(362,000)	-	-	362,000	-	-
Common stock issued upon conversion of Series B preferred stock	243,691	-	-	-	(34,813)	(348,000)	348,000	-	-
Exercise of stock options	347,223	-	-	-	-	-	30,000	-	30,000
Exercise of warrants	416,048	-	-	-	-	-	147,000	-	147,000
Fair value vesting of options issued to employees	-	-	-	-	-	-	107,000	-	107,000
Series A and Series B preferred stock dividend	-	-	-	-	-	-	-	(45,000)	(45,000)
Common stock paid for Series A and Series B dividend	32,073	-	-	-	-	-	55,000	-	55,000
Net Loss								(524,000)	(524,000)
Balance, December 31, 2012	12,084,673	1,000	10,411	104,000	45,602	456,000	23,996,000	(20,459,000)	4,098,000

Fair Value of common stock issued for services	1,250	-	-	-	-	-	5,000	-	5,000
Common stock issued upon conversion of Series A preferred stock	4,000	-	(1,000)	(10,000)	-	-	10,000	-	-
Common stock issued upon conversion of Series B preferred stock	319,214	-	-	-	(45,602)	(456,000)	456,000	-	-
Exercise of stock options	276,106	-	-	-	-	-	30,000	-	30,000
Exercise of warrants	188,635	-	-	-	-	-	373,000	-	373,000
Fair value vesting of options issued to employees	-	-	-	-	-	-	327,000	-	327,000
Series A preferred stock dividend	1,064	-	-	-	-	-	5,000	(5,000)	-
Common stock paid for Series A Series B dividend	47,890	-	-	-	-	-	74,000	-	74,000
Net Loss	-	-	-	-	-	-		(1,520,000)	(1,520,000)
Balance, December 31, 2013	12,922,832	$1,000	9,411	$94,000	-	$-	$25,276,000	$(21,984,000)	$3,387,000

The accompanying notes are an integral part of these financial statements

REED’S, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013 and 2012

	2013	2012
Cash flows from operating activities:
Net loss	$(1,520,000)	$(524,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	550,000	738,000
Fair value vesting of stock options issued to employees	327,000	107,000
Fair value of common stock issued for services	5,000	23,000
(Decrease) increase in allowance for doubtful accounts	(75,000)	264,000
Changes in operating assets and liabilities:
Accounts receivable	(107,000)	(599,000)
Inventory	(499,000)	305,000
Prepaid expenses and inventory and other current assets	(21,000)	(122,000)
Accounts payable	244,000	1,058,000
Accrued expenses	(97,000)	(73,000)
Net cash (used in) provided by operating activities	(1,193,000)	1,177,000
Cash flows from investing activities:
Purchase of property and equipment	(602,000)	(507,000)
Net cash used in investing activities	(602,000)	(507,000)
Cash flows from financing activities:
Proceeds from stock option and warrant exercises	403,000	177,000
Payments for deferred financing fees	(61,000)	(44,000)
Increased borrowings on note payable	217,000	-
Principal repayments on note payable	(145,000)	(153,000)
Principal repayments on long term financing obligation	(90,000)	(71,000)
Principal repayments on capital lease obligation	(89,000)	(57,000)
Net borrowings (repayments) on existing line of credit	1,501,000	(72,000)
Net cash provided by (used in) financing activities	1,736,000	(220,000)
Net (decrease) increase in cash	(59,000)	450,000
Cash at beginning of year	1,163,000	713,000
Cash at end of year	$1,104,000	$1,163,000
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$712,000	$668,000
Taxes	$-	$-
Non Cash Investing and Financing Activities
Series A preferred stock converted to common stock	$10,000	$362,000
Series B preferred stock converted to common stock	$456,000	$348,000
Common Stock issued in settlement of Series A and Series B preferred	$5,000	$55,000
Series B preferred stock dividend payable in common stock	$74,000	$74,000
Property and equipment acquired through capital lease obligation	$107,000	$15,000

The accompanying notes are an integral part of these financial statements

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(1)	Operations and Summary of Significant Accounting Policies

A)	Nature of Operations

Reed’s, Inc. (the “Company”) was organized under the laws of the state of Florida in January 1991. In 2001, the Company changed its name from Original Beverage Corporation to Reed’s, Inc. and changed its state of incorporation from Florida to Delaware. The Company is engaged primarily in the business of developing, manufacturing and marketing natural non-alcoholic beverages, as well as candies and ice creams. We currently manufacture, market and sell seven unique product lines:

●	Reed’s Ginger Brews,

●	Virgil’s Root Beer, Cream Sodas, Dr. Better and Real Cola, including ZERO diet sodas,

●	Culture Club Kombucha,

●	China Colas,

●	Reed’s Ginger Chews,

●	Reed’s Ginger Ice Creams,

●	Sonoma Sparkler Sparkling Juices

The Company sells its products primarily in natural food stores, supermarket chains, and upscale gourmet stores in the United States and Canada.

B)	Use of Estimates

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

The allowance for doubtful accounts and returns and discounts is established through a provision reducing the carrying value of receivables. At December 31, 2013 and 2012, the allowance for doubtful accounts and returns and discounts was approximately $324,000 and $399,000, respectively.

D)	Property and Equipment and Related Depreciation

Property and equipment is stated at cost. Expenditures for major renewals and improvements that extend the useful lives of property and equipment or increase production capacity are capitalized, and expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is calculated using accelerated and straight-line methods over the estimated useful lives of the assets as follows:

Property and Equipment Type	Years of Depreciation
Building	39 years
Machinery and equipment	5-12 years
Vehicles	5 years
Office equipment	5-7 years

Management assess the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2013 and 2012, the Company did not recognize any impairments for its property and equipment.

E)	Intangible Assets and Impairment Policy

Intangible assets are comprised of indefinite-lived brand names acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized, but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life is appropriate. As part of our impairment test, we first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If further testing is necessary, we compare the estimated fair value of our indefinite-lived intangible asset with its book value. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. For the years ended December 31, 2013 and 2012, the Company did not recognize any impairment charges for its indefinite-lived intangible assets.

F)	Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000 at December 31, 2013. The Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the years ended December 31, 2013 and 2012.

During the year ended December 31, 2013, the Company had two customers who accounted for approximately 32% and 10% of its sales, respectively; and during the year ended December 31, 2012, the Company had two customers who accounted for approximately 30% and 10% of its sales, respectively. No other customer accounted for more than 10% of sales in either year. As of December 31, 2013 the Company had accounts receivable due from two customers who comprised $571,000 (23%) and $424,000 (17%) of its total accounts receivable; and as of December 31, 2012 the Company had accounts receivable due from two customers who comprised $580,000 (25%) and $340,000 (14%), respectively, of its total accounts receivable.

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

During the years ended December 31, 2013 and 2012, the Company had one vendor which accounted for approximately 29% and 24%, respectively of all purchases. At December 31, 2013 and 2012, the Company had accounts payable due to a vendor who comprised 21% and 27% of its total accounts payable, respectively. No other account was in excess of 10% of the balance of accounts payable as of December 31, 2013 and December 31, 2012.

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

Level 3—Unobservable inputs based on the Company’s assumptions.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, short-term bank loans, accounts payable, notes payable and other payables, approximate their fair values because of the short maturity of these instruments. The carrying values of long-term loans approximate their fair values due to the fact that the interest rates on these loans are reset each year based on prevailing market interest rates.

H)	Cost of sales

Cost of goods sold is comprised of the costs of raw materials and packaging utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs. Additionally, cost of goods sold consists of direct production costs in excess of charges allocated to finished goods in production. Plant costs include labor costs, production supplies, repairs and maintenance, and inventory write-off. Charges for labor and overhead allocated to finished goods are determined on a market cost basis, which may be lower than the actual costs incurred. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Expenses not related to the production of our products are classified as operating expenses.

I)	Delivery and Handling Expenses

Shipping and handling costs are comprised of purchasing and receiving costs, inspection costs, warehousing costs, transfer freight costs, and other costs associated with product distribution after manufacture and are included as part of operating expenses.

J)	Income Taxes

The Company uses an asset and liability approach for financial accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

K)	Revenue Recognition

Revenue is recognized on the sale of a product when the risk of loss transfers to our customers, and collection of the receivable is reasonably assured, which generally occurs when the product is shipped. A product is not shipped without an order from the customer and credit acceptance procedures performed. The allowance for returns is regularly reviewed and adjusted by management based on historical trends of returned items. Amounts paid by customers for shipping and handling costs are included in sales.

The Company accounts for certain sales incentives for customers, including slotting fees, as a reduction of gross sales. These sales incentives for the years ended December 31, 2013 and 2012 approximated $3,804,000 and $2,345,000, respectively.

L)	Net Loss Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation if their effect is antidilutive.

For the years ended December 31, 2013 and 2012, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of the following as of:

	December 31,
	2013	2012
Warrants	101,963	317,253
Series A Preferred Stock	37,644	41,644
Series B Preferred Stock	-	319,214
Options	639,334	607,000
Total	778,941	1,285,111

M)	Advertising Costs

Advertising costs are expensed as incurred and are included in selling expense in the amount of $120,000 and $111,000, for the years ended December 31, 2013 and 2012, respectively.

N)	Stock Compensation Expense

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (FASB) whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company’s stock option and warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

O)	Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-04. This update clarifies how entities measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This guidance is effective for fiscal years beginning after December 15, 2013 and interim reporting periods thereafter. This update is not expected to have an impact on the Company’s financial position or results of operations

In April 2013, the FASB issued ASU 2013-07 to clarify when it is appropriate to apply the liquidation basis of accounting. Additionally, the update provides guidance for recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Under the amendment, entities are required to prepare their financial statements under the liquidation basis of accounting when a liquidation becomes imminent. This guidance is effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods thereafter. This update is not expected to have an impact on the Company’s financial position or results of operations.

In July 2013, the FASB issued ASU 2013-11 which provides guidance relating to the financial statement presentation of unrecognized tax benefits. The update provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, if such settlement is required or expected in the event the uncertain tax position is disallowed. This update does not require any new recurring disclosures and is effective for public entities for fiscal years beginning after December 15, 2013, and interim reporting periods thereafter. This update is not expected to have an impact on the Company’s financial position or results of operations.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

(2)	Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market, and is comprised of the following as of:

	December 31, 2013	December 31, 2012
Raw Materials and Packaging	$3,118,000	$3,524,000
Finished Goods	3,175,000	2,270,000
	$6,293,000	$5,794,000

(3)	Property and Equipment

Property and equipment is comprised of the following as of:

	December 31, 2013	December 31, 2012
Land	$1,108,000	$1,108,000
Building	1,829,000	1,737,000
Vehicles	338,000	320,000
Machinery and equipment	2,763,000	2,174,000
Office equipment	444,000	434,000
	6,482,000	5,773,000
Accumulated depreciation	(2,796,000)	(2,351,000)
	$3,686,000	$3,422,000

Depreciation expense for the years ended December 31, 2013 and 2012 was $445,000 and $612,000, respectively.

Machinery and equipment at December 31, 2013 and 2012 includes equipment held under capital leases of $415,000 and $309,000, respectively (see Note 8). Accumulated depreciation on equipment held under leases was $231,000 and $149,000 as of December 31, 2013 and 2012, respectively.

(4)	Intangible Assets

Brand Names

Brand names consist of the following three trademarks for natural beverage as of December 31, 2013 and 2012:

Virgil’s	$576,000
China Cola	224,000
Sonoma Sparkler	229,000
$1,029,000

Virgil’s, China Cola, and Sonoma Sparkler brand names are deemed to have indefinite lives and are not amortized, but are reviewed for impairment annually. For the years ended December 31, 2013 and 2012, the Company did not recognize any impairment charges for its indefinite-lived intangible assets.

Deferred Financing Fees

Deferred financing fees are comprised of the following as of:

	December 31, 2013	December 31, 2012
Loan fees relating to financing	$100,000	$80,000
Accumulated amortization	(40,000)	(26,000)
	$60,000	$54,000

Amortization expense for the years ended December 31, 2013 and 2012 was approximately $55,000 and $75,000 respectively.

Amortization of deferred financing fees is as follows for the years ending December 31:

Year	Amount
2014	54,000
2015	3,000
2016	3,000
Total	$60,000

(5)	Line of Credit

On November 9, 2011, the Company entered into a Loan and Security Agreement with PMC Financial Services Group, LLC (PMC) which provides a $4,500,000 revolving line of credit and a $750,000 term loan (see Note 7). On September 20, 2013, the line of credit was increased to $4,800,000 effective September 1, 2013 to May 31, 2014, after which it will be $4,500,000. At December 31, 2013 and December 31, 2012, the aggregate amount outstanding under the line of credit was $4,524,000 and $3,023,000 respectively. The line of credit is based on 85% of eligible accounts receivable and 50% of eligible inventory, expires on November 7, 2014, and is secured by substantially all of the Company’s assets. The interest rate is at the prime rate plus 3.75% (7% at December 31, 2013). There is an early termination fee of 1% of the maximum revolver amount during 2014. Also on September 20, 2013, the Company was granted an over-advance on its revolving line of credit calculation of $500,000 effective September 1, 2013 to May 31, 2014, after which it will be $200,000.

The revolving line of credit agreement includes a financial covenant debt service coverage ratio that is effective only if the credit availability under the revolving line of credit falls below $100,000 and a financial covenant that the Company will not make capital expenditures in excess of $500,000 in any fiscal year. At December 31, 2013, the credit availability under the revolving line of credit was below $100,000, and during 2013 the Company expended more than $500,000 for capital expenditures. Accordingly at December 31, 2013, the Company was in default under the loan agreement with PMC. The defaults were waived by PMC on March 19, 2014. This revolving line of credit matures on November 8, 2014.

(6)	Long Term Financing Obligation

Long term financing obligation is comprised of the following as of:

	December 31,
	2013	2012
Financing obligation	$2,784,000	$2,874,000
Valuation discount	(526,000)	(576,000)
	2,258,000	2,298,000
Less current portion	(111,000)	(90,000)
Long term financing obligation	$2,147,000	$2,208,000

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

In connection with the financing obligation, the Company issued an aggregate of 400,000 warrants to purchase its common stock at $1.20 per share for five years. The 400,000 warrants were valued at $752,000 and reflected as a debt discount, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the 400,000 warrants: strike price of $2.10 to $2.25; term of 5 years; volatility of 91.36% to 110.9%; expected dividends 0%; and discount rate of 2.15% to 2.20%. The 400,000 warrants were recorded as valuation discount and are being amortized over 15 years, the term of the purchase option. Amortization of valuation discount was $50,000 during both of the years ended December 31, 2013 and 2012.

The aggregate amount due under the financing obligation at December 31, 2013 and 2012 was $2,784,000 and $2,874,000, respectively. Aggregate future obligations under the financing obligation are as follows:

Year
2014	$111,000
2015	135,000
2016	160,000
2017	190,000
2018	222,000
Thereafter	1,966,000
Total	$2,784,000

(7)	Term Loan

In connection with the Loan and Security Agreement with PMC Financial Services Group, LLC (see Note 5), the Company entered into a Term Loan. The loan is for $750,000, bears interest at the prime rate plus 11.6%, not to be below 14.85% (14.85% at December 31, 2013), is secured by all of the unencumbered assets of the Company, and is to be repaid in 48 equal installments of principal and interest of $21,000. This loan matures on April 20, 2017.

	December 31,
	2013	2012
Term loan	$647,000	$575,000
Less current portion	(165,000)	(176,000)
Long term debt	$482,000	$399,000

Aggregate future obligations under the term loan are as follows:

Year
2014	$165,000
2015	482,000
Total	$647,000

(8)	Obligations Under Capital Leases

The Company leases equipment for its brewery operations with an aggregate value of $415,000 under 12 non-cancelable capital leases. Most of the leases are personally guaranteed by the Company’s chief executive officer. Monthly payments range from $189 to $1,680 per month, including interest, at interest rates ranging from 6.51% to 17.32% per annum. At December 31, 2013, monthly payments under these leases aggregated $10,000. The leases expire at various dates through 2018.

Future minimum lease payments under capital leases are as follows:

Years Ending December 31,
2014	100,000
2015	57,000
2016	40,000
2017	24,000
2018	12,000
Total payments	233,000
Less: Amount representing interest	(48,000)
Present value of net minimum lease payments	185,000
Less: Current portion	79,000
Non-current portion	$106,000

(9)	Stockholders’ Equity

Preferred Stock

Series A

Series A Preferred stock consists of 500,000 shares $10.00 par value, 5% non-cumulative, participating, preferred stock. As of December 31, 2013 and 2012, there were 9,411 and 10,411 shares outstanding, respectively, with a liquidation preference of $10.00 per share.

The Series A Preferred shares have a 5% pro-rata annual non-cumulative dividend. The dividend can be paid in cash or, in the sole and absolute discretion of our board of directors, in shares of common stock based on its then fair market value. We cannot declare or pay any dividend on shares of our securities ranking junior to the preferred stock until the holders of our preferred stock have received the full non-cumulative dividend to which they are entitled. In addition, the holders of our preferred stock are entitled to receive pro rata distributions of dividends on an “as converted” basis with the holders of our common stock. During the year ended December 31, 2013 the Company accrued and paid a $5,000 dividend payable to the preferred shareholders, which the board of directors elected to pay through the issuance of 1,064 shares of its common stock. During the year ended December 31, 2012 the Company accrued and paid a $16,000 dividend payable to the preferred shareholders, which the board of directors elected to pay through the issuance of 4,760 shares of its common stock.

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

The Series A preferred stock may be converted, at the option of the holder, at any time after issuance and prior to the date such stock is redeemed, into four shares of common stock, subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, recapitalization, reclassification and similar transactions. We are obligated to reserve out of our authorized but unissued shares of common stock a sufficient number of such shares to effect the conversion of all outstanding shares of Series A preferred stock. During 2013, 1,000 shares of Series A preferred stock were converted into 4,000 shares of common stock and during 2012, 36,210 shares of Series A preferred stock were converted into 144,840 shares of common stock.

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

Series B

Series B Preferred stock consists of 500,000 shares $10.00 par value, 5% non-cumulative, participating, preferred stock. On February 5, 2012, the Company completed a standby offering of 12,780 shares of its Series B Convertible Preferred Stock at $10.00 per share, for gross proceeds of $127,800. In connection with the offering, the Company also issued warrants to purchase 3,575 shares of common stock at $1.79 per share for five years. The Company paid legal and broker fees of approximately $11,000 in connection with the offering, resulting in net proceeds to the Company of $117,000.

At December 31, 2013 there were no shares of Series B Preferred stock outstanding. At December 31, 2012 there were 45,602 shares of Series B Preferred stock outstanding.

The Series B Preferred shares have a 5% pro-rata annual non-cumulative dividend payable quarterly for a period of three years. The dividend can be paid in cash or, in the sole and absolute discretion of our board of directors, in shares of common stock based on its then fair market value. We cannot declare or pay any dividend on shares of our securities ranking junior to the preferred stock until the holders of our preferred stock have received the full non-cumulative dividend to which they are entitled. During the year ended December 31, 2012, $29,000 in dividends were accrued and $38,000 of dividends were paid by the issuance of 27,313 shares of common stock. During the year ended December 31, 2013, the balance of 45,602 shares of Series B Convertible Preferred Stock were converted to 319,214 shares of common stock and accrued dividends of $74,000 were paid by issuing 47,890 shares of common stock.

Common Stock

Common stock consists of $.0001 par value, 19,500,000 shares authorized, 12,922,832 shares issued and outstanding as of December 31, 2013 and 12,084,673 shares issued and outstanding as of December 31, 2012.

During the year ended December 31, 2013, the Company issued 1,250 shares of common stock for services at $4.00 per share with a value of $5,000. During the year ended December 31, 2012, the Company issued 14,965 shares of common stock for services rendered at prices ranging from $1.13 to $2.17 per share with a value of $23,000.

(10)	Stock Options and Warrants

A)	Stock Options

In 2001, the Company adopted the Original Beverage Corporation 2001 Stock Option Plan and, in 2007, the Company adopted the Reed’s Inc. 2007 Stock Option Plan (the “Plans”). The options under both plans shall be granted from time to time by the Compensation Committee. Individuals eligible to receive options include employees of the Company, consultants to the Company and directors of the Company. The options shall have a fixed price, which will not be less than 100% of the fair market value per share on the grant date. The total number of options authorized is 500,000 and 1,500,000, respectively for the Original Beverage Corporation 2001 Stock Option Plan and the Reed’s Inc. 2007 Stock Option Plan.

During the years ended December 31, 2013 and 2012, the Company granted 414,000 and 10,000 options, respectively, to purchase the Company’s common stock at a weighted exercise price of $3.99 and $1.85, respectively, to employees under the Plans. The aggregate value of the options vesting, net of forfeitures, during the years ended December 31, 2013 and 2012 was $327,000 and $107,000, respectively, and has been reflected as compensation cost. As of December 31, 2013, the aggregate value of unvested options was $532,000, which will be amortized as compensation cost as the options vest, over 2 - 3 years.

On April 9, 2012, the Company repriced 20,000 employee options to an exercise price of $1.83, which were previously $2.43 per share and $2.06 per share. The total increase in stock compensation expense, as a result of the repricing was $3,000. On December 23, 2012, the Company repriced 20,000 employee options to an exercise price of $1.14, which were previously $2.06 per share; and extended the termination date of 420,000 employee options until December 22, 2016. Such options previously were to expire on dates that were between 8 months and 48 months from the extension date. The total increase in stock compensation expense, as a result of the repricing and extensions, was $53,000; of which $48,000 was recognized in the year ended December 31, 2012 and $5,000 in the year ended December 31, 2013. During the year ended December 31, 2013 there were 348,332 options exercised at an average price of $1.14. Most of such exercises were cash-less, however, the Company did receive proceeds from certain exercises aggregating $30,000. During the year ended December 31, 2012 there were 408,334 stock options exercised at a price of $1.05 per share. Most of such exercises were cash-less, however, the Company did receive proceeds from certain exercises aggregating $30,000.

The weighted-average grant date fair value of options granted during 2013 and 2012 was $1.97 and $0.40, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. For purposes of determining the expected life of the option, an average of the estimated holding period is used. The risk-free rate for periods within the contractual life of the options is based on the U. S. Treasury yield in effect at the time of the grant.

	Year ended December 31,
	2013	2012
Expected volatility	71%	48%
Expected dividends	—	—
Expected average term (in years)	3.0	3.0
Risk free rate - average	0.8%	0.9%
Forfeiture rate	0%	0%

A summary of option activity as of December 31, 2013 and changes during the two years then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,172,000	$1.55
Granted	10,000	$1.85
Exercised	(408,334)	$1.05
Forfeited or expired	(166,666)	$4.46
Outstanding at December 31, 2012	607,000	$1.27
Granted	414,000	$3.99
Exercised	(348,332)	$1.14
Forfeited or expired	(33,334)	$3.71
Outstanding at December 31, 2013	639,334	$3.18	3.7	$3,070,000
Exercisable at December 31, 2013	269,083	$1.84	3.0	$1,637,000

As of December 31, 2013, the aggregate intrinsic values of $3,070,000 and $1,637,000 were calculated as the difference between the market price and the exercise price of the Company’s stock, which was $7.98 as of December 31, 2013.

A summary of the status of the Company’s nonvested shares granted under the Company’s stock option plan as of December 31, 2013 and changes during the year then ended is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2012	195,836	$0.65
Granted	414,000	$1.96
Vested	(206,251)	$0.86
Forfeited	(33,334)	$1.74
Nonvested at December 31, 2013	370,251	$1.89

Additional information regarding options outstanding as of December 31, 2013 is as follows:

	Options Outstanding at December 31, 2013			Options Exercisable at December 31, 2013
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $1.99	190,334	2.9	$1.34	166,999	$1.27
$2.00 - $4.99	429,000	3.9	$3.84	102,084	$2.78
$5.00 - $6.99	20,000	4.8	$6.70	-	-
	639,334			269,083

B)	Warrants

During the years ended December 31, 2013 and 2012 there were no warrants granted. During the year ended December 31, 2013 there were 215,290 warrants exercised at prices between $2.10 per share and $2.77 per share (an average price of $2.45), resulting in proceeds to the Company of $373,000 and 188,635 shares of common stock issued.

The following table summarizes warrant activity for the two years ended December 31, 2013:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,006,870	$4.32
Granted	-	-
Exercised	(574,622)	$1.61
Forfeited or expired	(1,114,995)	$6.26
Outstanding at December 31, 2012	317,253	$2.40
Granted	-	-
Exercised	(215,290)	$2.45
Forfeited or expired	-	-
Outstanding at December 31, 2013	101,963	$2.30	1.9	$579,000
Exercisable at December 31, 2013	101,963	$2.30	1.9	$579,000

As of December 31, 2013, the aggregate intrinsic value of $579,000 was calculated as the difference between the market price and the exercise price of the Company’s stock, which was $7.98 as of December 31, 2013.

The fair value of each warrant is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company. For purposes of determining the expected life of the warrant, the full contract life of the warrant is used. The risk-free rate for periods within the contractual life of the warrants is based on the U. S. Treasury yield in effect at the time of the grant.

The following table summarizes the outstanding warrants to purchase Common Stock at December 31, 2013:

Number	Exercise Price	Expiration Dates
20,803	$2.10	February 2015
64,899	$2.25	April 2015
16,261	$2.77	February 2016
101,963

(11)	Income Taxes

At December 31, 2013 and 2012, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $17.8 million and $16.5 million for Federal purposes, respectively, and $13.3 million and $12.5 million for state purposes respectively. The Federal carryforward expires in 2033 and the state carryforward expires in 2018. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2013 and 2012, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2013 and 2012, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2007 through 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

Significant components of the Company’s deferred income tax assets are as follows as of:

	December 31, 2013	December 31, 2012
Deferred income tax asset:
Net operating loss carryforward	$6,400,000	$6,000,000
Valuation allowance	(6,400,000)	(6,000,000)
Net deferred income tax asset	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Year Ended December 31,
	2013	2012
Federal Statutory tax rate	(34)%	(34)%
State tax, net of federal benefit	(5)%	(5)%
	(39)%	(39)%
Valuation allowance	39%	39%
Effective tax rate	-%	-%

(12)	Commitments and Contingencies

Lease Commitments

The Company leases warehouse space under non-cancelable operating leases. Rental expense under these and other operating leases for the years ended December 31, 2013 and 2012 was $196,000 and $237,000, respectively.

Future payments under these leases as of December 31, 2013 are as follows:

Year ending December 31,	Amount
2014	$186,000
2015	92,000
2016	95,000
2017	89,000
Total	$462,000

Other Commitments

The Company has entered into contracts with customers with clauses that commit the Company to pay fees if the Company terminates the agreement early or without cause. The contracts call for the customer to have the right to distribute the Company’s products to a defined type of retailer within a defined geographic region. If the Company should terminate the contract or not automatically renew the agreements without cause, amounts would be due to the customer. As of December 31, 2013 and 2012, the Company has no plans to terminate or not renew any agreement with any of their customers; therefore, no such fees have been accrued in the accompanying financial statements.

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

On August 12, 2006, we made a rescission offer to all holders of the outstanding shares that we believe are subject to rescission, pursuant to which we offered to repurchase these shares then outstanding from the holders. At the expiration of the rescission offer on September 18, 2006, the rescission offer was accepted by 32 of the offerees to the extent of 28,420 shares for an aggregate of $119,000, including statutory interest. The shares that were tendered for rescission were purchased by third parties and not from our funds.

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

During the year ended December 31, 2008, the Company entered into an agreement for the distribution of its products internationally. The agreement is between the Company and a company controlled by two brothers of Christopher Reed, Chief Executive Officer of the Company. The agreement remains in effect until terminated by either party and requires the Company to pay 10% of the defined sales of the previous month. During the years ended December 31, 2013 and 2012, the Company paid commissions of $1,000, and during the year ended December 31, 2012, the Company paid commissions of $15,000.

(15)	Subsequent Events

During the first quarter of 2014, Company employees exercised options to purchase 173,700 shares of the Company’s common stock on a cash-less basis at prices between $1.14 and $4.00 per share.  The Company issued 115,120 shares of common stock for such cash-less exercises of options.

On January 30, 2014 and February 4, 2014, respectively, the Company’s former CFO and former COO resigned from the Company. At the time of their separation from the Company, the former officers held unvested options issued in 2013 to purchase an aggregate of 37,500 shares of the Company’s common stock which were due to vest through March 2016. The Company agreed to accelerate vesting of these options so they were 100% vested as of February 17, 2014. Employee stock options which are subject to accelerated vesting at termination are treated as a modification. As such, the Company will recognize an expense related to the accelerated vesting in the amount of $151,000 during the first quarter of 2014, which is the fair value of the options determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 0.75%; dividend yield of 0%; volatility of 59%; and an expected life of 3 years.

On February 17, 2014, the Company granted options to employees to purchase 165,500 shares of the Company’s common stock with an exercise price of $7.07 per share. The fair value of the options on the date granted was determined to be approximately $466,000 using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 0.75%; dividend yield of 0%; volatility of 59%; and an expected life of 3 years, and will be amortized ratably over the vesting period of 3 years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

General

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their death, resignation or removal. Officers serve at the discretion of the board of directors. Our board members are encouraged to attend meetings of the board of directors and the annual meeting of stockholders. The board of directors held nine meetings in 2013. The following table sets forth certain information with respect to our current directors and executive officers:

Name	Position	Age

Christopher J. Reed	President, Chief Executive Officer and Chairman of the Board	55
David J. Williams	Interim Chief Financial Officer	53
Judy Holloway Reed	Secretary and Director	54
Mark Harris	Director	58
Daniel S.J. Muffoletto	Director	59
Michael Fischman	Director	58

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

David J. Williams was appointed to serve as its Interim Chief Financial Officer on February 7, 2014. Mr. Williams is a Certified Public Accountant, Certified Management Accountant and holds a Juris Doctor. Mr. Williams has extensive experience as a chief financial officer, controller, and auditor, providing expertise to public, private and non-profit companies and has worked most recently through ValueDriven CFO since October 2010. Mr. Williams served as Chief Financial Officer and Legal Mediator to National Promotions and Advertising, Inc., a provider of advertising and printing services, from 2008 to 2010. From 2006 to 2008 he served as Chief Financial Officer and In-House Counsel of Fluid Media Networks, Inc. (currently Mood Media Corporation, (TSX: MM) (LSE AIM: MM)), an e-commerce start-up. From 2000 to 2005 he served as Chief Financial Officer and In-House Counsel to Professionals Online Network, Inc., a private company developing online career services. From 1997 to 2000 he served as Chief Financial Officer to Networks Telephony Corporation, a developer of business class VoIP. Mr. Williams received a bachelor degree from Northern Illinois University in 1984 and a Juris Doctor from Southwestern School of Law in 1997.

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

Legal Proceedings

To the best of our knowledge, none of our executive officers or directors are parties to any material proceedings adverse to Reed’s, have any material interest adverse to Reed’s or have, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against him/her or any business of which he/she was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities, futures, commodities or banking activities;

●	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been subject to, or party to, any judicial or administrative order, judgment, decree , or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation, (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Reed’s under 17 CFR 240.16a-3(e) during our most recent fiscal year and Forms 5 and amendments thereto furnished to Reed’s with respect to our most recent fiscal year or written representations from the reporting persons, we believe that during the year ended December 31, 2013 our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table summarizes all compensation for fiscal years 2013 and 2012 received by our principal executive officer, former principal financial officer and former chief operating officer, who were the only executive officers of the Company in fiscal year 2013, our “Named Executive Officers”.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards ($)(1)	Non- Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation		Total

Christopher J. Reed, Chief	2013	$217,000	$29,000	-	$-	-	-	$5,000(	2)	$251,000
Executive Officer (Principal Executive Officer)	2012	$217,000	$4,000	-	$-	-	-	$5,000(	2)	$226,000

James Linesch, former Chief Financial Officer	2013	$175,000	$14,000	-	$-	-	-	-		$189,000
(Principal Financial Officer) (3)	2012	$181,009	$29,000	-	$-	-	-	-		$210,009

Thierry Foucaut, former Chief Operating Officer (4)	2013	$180,000	$14,000	-	$-					$194,000
	2012	$184,154	$-	-	$-					$184,154

(1)	The amounts represent the fair value for all share-based payment awards, calculated on the date of grant in accordance with Financial Accounting Standards, excluding any impact of assumed forfeiture rates.

(2)	Represents value of automobile provided to Christopher J. Reed.

(3)	James Linesch resigned from his position as Chief Financial Officer effective January 30, 2014.

(4)	Thierry Foucaut resigned from his position as Chief Operating Officer effective February 4, 2014.

Employment Agreements

There are no employment agreements with our executive officers. Mr. Reed is currently paid an annual Salary of $217,000; Mr. Linesch was paid an annual salary of $175,000 through the date of his resignation; and Mr. Foucaut was paid an annual salary of $180,000 through the date of his resignation. Mr. Williams, as Interim Chief Financial Officer, is paid consulting fees equivalent to an annual salary of $180,000. Any bonuses are discretionary.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2013.

		Number of		Equity Incentive
	Number of	Securities		Plan Awards:
	Securities	Underlying		Number of
	Underlying	Unexercised		Securities
	Unexercised	Options		Underlying	Option	Option
	Options (#)	(#)		Unexercised	Exercise	Expiration
Name and Position	Exercisable	Unexercisable		Unearned Options	Price	Date
Christopher J. Reed, Chief Executive Officer	50,000	-		-	$1.14	12/22/16
	25,000	18,750	(1)		$4.00	03/03/18
James Linesch, former Chief Financial Officer	6,667	-		-	$1.14	12/22/16
	20,000	-		-	$1.14	12/22/16
	25,000	18,750	(2)	-	$4.00	03/03/18
Thierry Foucaut, former Chief Operating Officer	12,500	-		-	$1.14	12/22/16
	25,000	18,750	(2)		$4.00	03/03/18

Vesting of Options:

(1)	vest ¼ per year
(2)	These options vested as part each director’s severance package.

Director Compensation

The following table summarizes the compensation paid to our directors for the fiscal year ended December 31, 2013:

	Fees
	Earned or				Non-Equity
	Paid in		Stock	Option	Incentive Plan	All Other
Name	Cash		Awards	Awards	Compensation	Compensation	Total
Judy Holloway Reed	$1,650						$1,650
Mark Harris	$-						$-
Daniel S.J. Muffoletto	$11,946	(1)					$11,946
Michael Fischman	$900						$900

(1)	Since November 2007, Dr. Muffoletto receives $833 per month to serve as the Chairman of the Audit Committee.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table reflects, as of March 13, 2014, the beneficial common stock ownership of: (a) each of our directors, (b) each of our current named executive officers, (c) each person known by us to be a beneficial holder of 5% or more of our common stock, and (d) all of our executive officers and directors as a group.

Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated, the principal address of each listed executive officer and director is 13000 South Spring Street, Los Angeles, California 90061.

Named Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)

Directors and Named Executive Officers
Christopher J. Reed (2)	2,425,475	18.6
Judy Holloway Reed (2)	2,425,475	18.6
Mark Harris (3)	9,363	*
Daniel S.J. Muffoletto, N.D.	0	*
Michael Fischman	0	*
David J. Williams	0	*

Directors and executive officers as a group (6 persons)	2,434,838	20.7

5% or greater stockholders
Robert Reed (4)	800,000	6.4

* Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 18, 2014 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Percentage of ownership is based on approximately 13,037,952 shares of common stock outstanding as of March 18, 2014.

(2)	Christopher J. Reed and Judy Holloway Reed are husband and wife. The same number of shares of common stock is shown for each of them, as they may each be deemed to be the beneficial owner of all of such shares. Consists of 2,384,225 shares of common stock and options to purchase 41,250 shares of common stock. Does not include options to purchase up to 63,750 shares of common stock, which vest over three years.

(3)	The address for Mr. Harris is 160 Barranca Road, Newbury Park, California 91320.

(4)	Robert Reed is the trustee of the Reed Family Irrevocable Trust One and the Reed Family Irrevocable Trust Two. Each trust owns 400,000 shares of common stock. As sole Trustee, Robert Reed holds voting and dispositive power over all of these shares.

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

During the years December 31, 2013 and 2012, we have participated in the following transactions in which a related person had or will have a direct or indirect material interest:

Judy Holloway Reed, our Secretary and director, is Christopher J. Reed’s spouse.

During the year ended December 31, 2008, the Company entered into an agreement for the distribution of its products internationally. The agreement is between the Company and a company controlled by two brothers of Christopher Reed, Chief Executive Officer of the Company. The agreement remains in effect until terminated by either party and requires the Company to pay 10% of the defined sales of the previous month. During the year ended December 31, 2013, the Company paid commissions on sales of $15,000, and during the year ended December 31, 2012, the Company paid commissions on sales of $66,000.

Item 14. Principal Accounting Fees and Services

Weinberg & Company, P.A. (“Weinberg”) was our independent registered public accounting firm for the years ended December 31, 2013 and 2012.

The following table shows the fees paid or accrued by us for the audit and other services provided by Weinberg for the years ended December 31, 2013 and 2012.

	2013	2012

Audit Fees	$87,000	$57,000
Audit-Related Fees	0	0
Tax Fees	9,000	5,000
All Other Fees	0	0
Total	$96,000	$62,000

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

Audit Fees

Services provided to us by Weinberg with respect to such periods consisted of the audits of our financial statements and limited reviews of the financial statements included in Quarterly Reports on Form 10-Q. Weinberg also provided services with respect to the filing of our registration statements in 2013 and 2012.

Audit Related Fees

Weinberg did not provide any professional services to us with which would relate to “audit related fees.”

Tax Fees

Weinberg prepared our 2013 and 2012 Federal and state income taxes.

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

Date: March 25, 2014	REED’S, INC. a Delaware corporation

	By:	/s/ Christopher J. Reed
Christopher J. Reed Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. REED	Chief Executive Officer, President and Chairman of the Board of Directors	March 25, 2014
Christopher J. Reed	(Principal Executive Officer)

/s/ DAVID J. WILLIAMS	Interim Chief Financial Officer	March 25, 2014
David J. Williams	(Principal Financial Officer)

/s/ JUDY HOLLOWAY REED	Director	March 25, 2014
Judy Holloway Reed

/s/ MARK HARRIS	Director	March 25, 2014
Mark Harris

/s/ DANIEL S.J. MUFFOLETTO	Director	March 25, 2014
Daniel S.J. Muffoletto

/s/ MICHAEL FISCHMAN	Director	March 25, 2014
Michael Fischman

EXHIBIT INDEX

3.1	Certificate of Incorporation of Reed’s, Inc. as filed September 7, 2001 (Incorporated by reference to Exhibit 3.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
3.2	Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc. as filed September 27, 2004 (Incorporated by reference to Exhibit 3.2 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
3.3	Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc. as filed December 18, 2007 (Incorporated by reference to Exhibit 3.3 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Reed’s, Inc. as filed October 12, 2004 (Incorporated by reference to Exhibit 3.3 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
3.5 3.6

Certificate of Correction to Certificate of Designations as filed November 10, 2004 (Incorporated by reference to Exhibit 3.4 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

Amended Certificate of Designation of Series B Convertible Preferred Stock, filed December 4, 2009 (filed herewith)

3.7	Bylaws of Reed’s Inc., as amended (Incorporated by reference to Exhibit 3.1 to Reed’s, Inc.’s Current Report on Form 8-K filed December 19, 2012)
4.1	Form of common stock certificate (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
4.2	Form of Series A preferred stock certificate (Incorporated by reference to Exhibit 4.2 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

10.1	Waiver to Loan and Security Agreement dated January 5, 2009 (Incorporated by reference to Exhibit 10.19 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))
10.2*	2001 Stock Option Plan (Incorporated by reference to Exhibit 4.3 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451)
10.3	Reed’s Inc. Master Brokerage Agreement between Reed’s, Inc. and Reed’s Brokerage, Inc. dated May 1, 2008 (Incorporated by reference to Exhibit 10.21 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))
10.4*	2007 Stock Option Plan (Incorporated by reference to Exhibit 10.22 to Reed’s, Inc.’s Form 10K filed March 27, 2009)
10.5*	2009 Consultant Stock Plan (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form S-8 (File No. 333-157359))
10.6*	2010 Incentive Stock Plan (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form S-8 (File No. 333-165906))
10.7*	2010-2 Incentive Stock Plan (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form S-8 (File No.
10.8	Loan and Security Agreement between PMC Financial Services Group, LLC and Reed’s, Inc. dated November 8, 2011 (Incorporated by reference to Exhibit 10.15 to Reed’s, Inc.’s Form 10Q as filed November 14, 2011)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-157359))
21.	Subsidiaries of Reed’s, Inc., filed herewith.
23.1	Consent of Weinberg & Co., P.A., filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

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

