Form 10-Q
period 2014-03-31
REED'S INC
filed 2014-05-14
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number: 001-32501

REED’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2177773
(State of incorporation)	(I.R.S. Employer Identification No.)

13000 South Spring St. Los Angeles, Ca. 90061

(Address of principal executive offices) (Zip Code)

(310) 217-9400

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 13,042,952 shares of Common Stock outstanding as of May 14, 2014.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

2

3

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S, INC.

CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash	$1,104,000	$1,104,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $310,000 and $324,000, respectively	2,561,000	2,143,000
Inventory, net of reserve for obsolescence of $181,000 and $176,000, respectively	6,076,000	6,293,000
Prepaid inventory	373,000	256,000
Prepaid and other current assets	181,000	178,000
Total Current Assets	10,295,000	9,974,000

Property and equipment, net of accumulated depreciation of $2,947,000 and $2,796,000, respectively	3,608,000	3,686,000
Brand names	1,029,000	1,029,000
Deferred financing fees, net of amortization of $58,000 and $40,000, respectively	49,000	60,000
Total assets	$14,981,000	$14,749,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,968,000	$3,612,000
Accrued expenses	126,000	136,000
Line of credit	4,593,000	4,524,000
Current portion of long term financing obligation	116,000	111,000
Current portion of capital leases payable	63,000	79,000
Current portion of term loan	171,000	165,000
Total current liabilities	9,037,000	8,627,000

Long term financing obligation, less current portion, net of discount of $513,000 and $526,000, respectively	2,129,000	2,147,000
Capital leases payable, less current portion	92,000	106,000
Term loan, less current portion	437,000	482,000
Total Liabilities	11,695,000	11,362,000

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94,000	94,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 13,042,952 and 12,922,832 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	25,395,000	25,276,000
Accumulated deficit	(22,204,000)	(21,984,000)
Total stockholders’ equity	3,286,000	3,387,000
Total liabilities and stockholders’ equity	$14,981,000	$14,749,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Three months ended March 31,
	2014	2013
Sales	$8,950,000	$8,126,000

Cost of goods sold	6,047,000	5,591,000

Gross profit	2,903,000	2,535,000

Operating expenses:
Delivery and handling expenses	895,000	906,000
Selling and marketing expense	1,068,000	880,000
General and administrative expense	972,000	988,000
Total operating expenses	2,935,000	2,774,000

Loss from operations	(32,000)	(239,000)

Interest expense	(188,000)	(164,000)

Net loss	$(220,000)	$(403,000)

Loss per share – basic and diluted	$(0.02)	$(0.03)
Weighted average number of shares outstanding – basic and diluted	12,965,314	12,320,516

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2014

(unaudited)

			Series A		Additional		Total
	Common Stock		Preferred Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2014	12,922,832	$1,000	9,411	$94,000	$25,276,000	$(21,984,000)	$3,387,000

Common shares issued upon e xercise of stock options	120,120	-	-	-	20,000	-	20,000
Fair value vesting of options issued for bonuses and services	-	-	-	-	99,000	-	99,000
Net loss	-	-	-	-	-	(220,000)	(220,000)
Balance, March 31, 2014	13,042,952	$1,000	9,411	$94,000	$25,395,000	$(22,204,000)	$3,286,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss)	$(220,000)	$(403,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	181,000	145,000
Fair value of stock options issued to employees	99,000	119,000
Fair value of common stock issued for services and bonus	-	5,000
(Decrease) increase in allowance for doubtful accounts	(14,000)	40,000
Changes in assets and liabilities:
Accounts receivable	(404,000)	(307,000)
Inventory	217,000	(507,000)
Prepaid expenses and inventory and other current assets	(120,000)	(28,000)
Accounts payable	356,000	28,000
Accrued expenses	(10,000)	(24,000)
Net cash provided by (used in) operating activities	85,000	(932,000)
Cash flows from investing activities:
Purchase of property and equipment	(73,000)	(98,000)
Net cash used in investing activities	(73,000)	(98,000)
Cash flows from financing activities:
Proceeds from stock option exercises	20,000	30,000
Payment of deferred financing fees	(7,000)	-
Principal repayments on long term financing obligation	(25,000)	(21,000)
Principal repayments on capital lease obligation	(30,000)	(16,000)
Principal repayments on term loan	(39,000)	(42,000)
Net draw down (repayment) on line of credit	69,000	642,000
Net cash (used) provided by financing activities	(12,000)	593,000
Net (decrease) increase in cash	-	(437,000)
Cash at beginning of period	1,104,000	1,163,000
Cash at end of period	$1,104,000	$726,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$188,000	$164,000
Non cash investing and financing activities:
Series B Preferred stock converted to common stock	$-	$456,000
Common stock issued in settlement of Series A and B preferred stock dividend	$-	$74,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three Months Ended March 31, 2014 and 2013 (UNAUDITED)

1. Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reed’s, Inc. (the “Company”), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2014 and the results of operations and cash flows for the three months ended March 31, 2014 and 2013. The balance sheet as of December 31, 2013 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 25, 2014.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2014.

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

The Company had potentially dilutive securities that consisted of:

	March 31, 2014	March 31, 2013

Warrants	101,963	317,253
Series A Preferred Stock	37,644	41,644
Options	440,635	839,669
Total	580,242	1,198,566

Recent Accounting Pronouncements

There are recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”), such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the three months ended March 31, 2014.

During the three months ended March 31, 2014 and 2013, the Company had two customers which accounted for approximately 34% and 12% of sales in 2014, and 35% and 10% of sales in 2013, respectively. No other customers accounted for more than 10% of sales in either year. As of March 31, 2014, the Company had accounts receivable due from a customer who comprised $1,057,000 (37%) of its total accounts receivable and as of December 31, 2013 the Company had accounts receivable due from two customers who comprised $571,000 (23%), and $424,000 (17%), respectively, of its total accounts receivable.

During the three months ended March 31, 2014, the Company had one vendor which accounted for approximately 25% of all purchases, and in the three months ended March 31, 2013 one vendor who accounted for approximately 28% of all purchases. No other vendor accounted for more than 10% of all purchases in either period. As of March 31, 2014, the Company had two vendors which accounted for approximately 11% and 10% of total accounts payable and as of December 31, 2013 the Company had accounts payable due to one vendor who comprised 23% of its total. No other account was in excess of 10% of the balance of accounts payable as of March 31, 2014 and December 31, 2013.

Advertising

Advertising costs are expensed as incurred. For the three months ended March 31, 2014 and 2013, advertising costs were $70,000 and $21,000, respectively.

Comprehensive Income

For the three months ended March 31, 2014 and 2013, the Company had no items of comprehensive income.

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

The Company had no such assets or liabilities recorded to be valued on the basis above at March 31, 2014 or December 31, 2013.

2. Inventory

Inventory is valued at the lower of cost (first-in, first-out or market) and, net of reserves, is comprised of the following as of:

	March 31, 2014	December 31, 2013
Raw Materials and packaging	$2,885,000	$3,118,000
Finished Goods	3,191,000	3,175,000
	$6,076,000	$6,293,000

3. Property and Equipment

Property and equipment are comprised of the following as of:

	March 31, 2014	December 31, 2013
Land	$1,108,000	$1,108,000
Building	1,832,000	1,829,000
Vehicles	337,000	338,000
Machinery and equipment	2,830,000	2,763,000
Office equipment	448,000	444,000
	6,555,000	6,482,000
Accumulated depreciation	(2,947,000)	(2,796,000)
	$3,608,000	$3,686,000

Depreciation expense for the three months ended March 31, 2014 and 2013 was $151,000 and $121,000, respectively.

Machinery and equipment at March 31, 2014 and December 31, 2013 includes equipment held under capital leases of $415,000. Accumulated depreciation on equipment held under capital leases was $254,000 on March 31, 2014 and $231,000 on December 31, 2013.

4. Line of Credit

On November 9, 2011, the Company entered into a Loan and Security Agreement with PMC Financial Services Group, LLC (PMC) which provides a $4,500,000 revolving line of credit and a $750,000 term loan (see Note 7). On September 20, 2013, the line of credit was increased to $4,800,000 effective September 1, 2013 to May 31, 2014, after which it will be $4,500,000.

At March 31, 2014 and December 31, 2013, the aggregate amount outstanding under the line of credit was $4,593,000 and $4,524,000 respectively. The line of credit is based on 85% of eligible accounts receivable and 50% of eligible inventory, expires on November 7, 2014, and is secured by substantially all of the Company’s assets. The interest rate is at the prime rate plus 3.75% (7% at December 31, 2013). There is an early termination fee of 1% of the maximum revolver amount during 2014. Also on September 20, 2013, the Company was granted an over-advance on its revolving line of credit calculation of $500,000 effective September 1, 2013 to May 31, 2014, after which it will be $200,000.

The revolving line of credit agreement includes a financial covenant debt service coverage ratio that is effective only if the credit availability under the revolving line of credit falls below $100,000 and a financial covenant that the Company will not make capital expenditures in excess of $500,000 in any fiscal year. At March 31, 2014, the credit availability under the revolving line of credit was below $100,000. Accordingly at March 31, 2014, the Company was in default under the loan agreement with PMC. This default was waived on May 12, 2014. This revolving line of credit matures on November 8, 2014.

5. Term Loan

On May 1, 2013 the term loan was increased to $750,000. Other terms of the term loan remain the same. The term loan bears interest at the prime rate plus 11.6%, which shall not be below 14.85%, is secured by all of the unencumbered assets of the Company, and is to be repaid in 48 equal installments of principal and interest of $21,000.

	March 31, 2014	December 31, 2013
Term loan	$608,000	$647,000
Less current portion	(171,000)	(165,000)
Long term debt	$437,000	$482,000

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

Long term financing obligation is comprised of the following as of:

	March 31, 2014	December 31, 2013
Financing obligation	$2,758,000	$2,784,000
Valuation discount	(513,000)	(526,000)
	2,245,000	2,258,000
Less current portion	(116,000)	(111,000)
Long term financing obligation	$2,129,000	$2,147,000

7. Stockholders’ Equity

Preferred Stock

Series A Preferred stock consists of 500,000 shares $10.00 par value, 5% non-cumulative, participating, preferred stock. As of March 31, 2014 and December 31, 2013, there were 9,411 shares outstanding with a liquidation preference of $10.00 per share.

The Series A Preferred shares have a 5% pro-rata annual non-cumulative dividend. The dividend can be paid in cash or, in the sole and absolute discretion of our board of directors, in shares of common stock based on its then fair market value. We cannot declare or pay any dividend on shares of our securities ranking junior to the preferred stock until the holders of our preferred stock have received the full non-cumulative dividend to which they are entitled. In addition, the holders of our preferred stock are entitled to receive pro rata distributions of dividends on an “as converted” basis with the holders of our common stock. There were no dividends accrued or paid for the three months ended March 31, 2014.

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

Common Stock

Common stock consists of $.0001 par value, 19,500,000 shares authorized, 13,042,952 shares issued and outstanding as of March 31, 2014 and 12,922,832 shares issued and outstanding as of December 31, 2013.

8. Stock Based Compensation

Stock Options

Total stock-based compensation recognized on the Company’s statement of operations for the three months ended March 31, 2014 and 2013 was $99,000 and $119,000, respectively. As of March 31, 2014, the aggregate value of unvested options was $473,290, which will vest over an average period of three to four years. There were 178,700 stock options exercised in the three months ended March 31, 2014 at exercise prices between $1.14 and $4.00. The Company received $20,000 for 5,000 of such exercises and allowed cash-less exercise of 180,367 of such options, issuing 120,836 shares of common stock for a total of 120,120 shares issued relative to stock options in the three months ended March 31, 2014.

Stock options granted under our equity incentive plans generally vest over 3 years from the date of grant, at 33% per year, and expire 5 years from the date of grant. The following table summarizes stock option activity for the three months ended March 31, 2014:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	639,334	$3.18
Granted	-	-
Exercised	(178,700)	2.70
Forfeited or expired	(20,000)	4.00
Outstanding at March 31, 2014	440,634	$3.35	3.5	$1,037,000
Exercisable at March 31, 2014	209,785	$3.20	3.1	$671,000

The aggregate intrinsic value was calculated as the difference between the market price, which was $5.69, and the exercise price of the Company’s common stock as of March 31, 2014.

The following table summarizes information about stock options at March 31, 2014:

	Options Outstanding at March 31, 2014			Options Exercisable at March 31, 2014
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $1.99	124,500	2.7	$1.28	95,851	$1.23
$2.00 - $4.99	296,134	3.7	$3.98	113,934	$3.55
$5.00 - $6.99	20,000	4.6	$6.70	-	-
	440,634			209,785

Stock Warrants

During the three months ended March 31, 2014, no warrants were either granted or exercised. The following table summarizes stock warrant activity for the three months ended March 31, 2014:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	101,963	$2.30
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2014	101,963	$2.30	1.1	$345,417
Exercisable at March 31, 2014	101,963	$2.30	1.1	$345,417

The intrinsic value was calculated as the difference between the market price, which was $5.69, and the exercise price of the Company’s common stock, as of March 31, 2014.

9. Income Taxes

For the three months ended March 31, 2014 and 2013, net loss was $220,000 and $403,000, respectively. Consequently, our provision for income taxes was zero.

In accordance with Accounting Standards Codification (“ASC”) 740-10, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. Our deferred tax assets are composed primarily of U.S. federal net operating loss carryforwards. Based on available objective evidence, management believes it is more likely than not that these deferred tax assets are not recognizable and will not be recognizable until its determined that we have sufficient taxable income. Under ASC 740-10, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and disclosures. As of March 31, 2014 or 2013 the Company did not have a liability for unrecognized tax uncertainties.

10. Subsequent Events

On April 10, 2014, a total of 257,500 stock options were granted to employees and consultants.  These options vest between three and four years and have a strike price of $5.05 per share.  These options were valued at $629,000 using the Black-Scholes pricing model and will be expensed to the Company’s income statement as they vest.

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

Overview

The results for our first quarter of 2014 reflect continuing strong growth in sales volume among all of our products. Our gross sales (see below) increased 11% over the first quarter in 2013. Promotional spending stayed flat at approximately 11% of gross sales in both quarters. We believe that promotional spending is producing a good return on investment, in the form of increased market penetration and a higher floor of recurring business.

Our direct cost of tangible goods sold increased to 62% in the first fiscal quarter of 2014, from 60% in the same period in 2013. This is due to price increases from a primary supplier. We are working to off-set these increases by shifting production to our factory in Los Angeles as improvements to productivity continue to be realized there.

We have placed a high focus on upgrading our Los Angeles plant equipment in 2014 and on increasing its capacity. This increased production and stronger efforts to control manufacturing costs are responsible for reducing Idle Capacity costs by $215,000 over the same period last year, down to 5% of net sales in the first fiscal quarter of 2014, from 8% in the same period in 2013 As we increase production volume of our branded products in our Los Angeles plant, we will also reduce the cross-country freight that we are currently incurring to move products to West Coast customers. As our sales base grows, our excess plant costs become a smaller portion of our overall cost of sales. We anticipate that this cost will continue to decline as plant production increases.

We have gained a solid #2 position in sales of Kombucha nationally. We believe that there is a strong opportunity to gain additional market share and expand this product line with both our existing and new customers. As we expand, we will improve our production techniques, add additional flavors, and update our packaging.

Results of Operations

The following table sets forth key statistics for the three months ended March 31, 2014 and 2013, respectively.

	Three Months Ended
	March 31,		Pct.
	2014	2013	Change
Gross sales, net of discounts & returns *	10,122,000	9,138,000	11%

Less: Promotional and other allowances**	1,172,000	1,012,000	16%

Net sales	8,950,000	8,126,000	10%
Cost of tangible goods sold	5,577,000	4,905,000	14%
As a percentage of:
Gross sales	55%	54%
Net sales	62%	60%
Cost of goods sold – idle capacity	470,000	686,000	-31%
As a percentage of net sales	5%	8%

Gross profit	2,903,000	2,535,000	15%
Gross profit margin as a percentage of net sales	32%	31%

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

Three months ended March 31, 2014 Compared to Three months ended March 31, 2013

Sales

Sales of $8,950,000 for the three months ended March 31, 2014 represented an increase of 10% from $8,126,000 in the prior year same period. Sales growth was driven primarily by a 143% increase in sales of Kombucha, a 23% increase in our other branded products, which were offset by a 45% decrease in private label product sales.

Cost of Tangible Goods Sold

Cost of tangible goods sold consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, inventory adjustments, as well as certain internal transfer costs. Our costs of tangible goods sold of $5,577,000 for the three months ended March 31, 2014 represents an increase of 14% from the same period in 2013. This increase is attributable to increased sales and price increases from a primary supplier.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity consists of direct production costs of our Los Angeles plant in excess of charges allocated to our finished goods in production. Plant costs include labor costs, production supplies, repairs and maintenance, and depreciation. Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis, which is lower than our actual costs incurred. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Idle capacity expenses decreased to $470,000 in the three months ended March 31, 2014, from $686,000 in 2013. This improvement is primarily due to increased production in our Los Angeles plant during the first quarter of 2014 and our ability to allocate more fixed and semi-fixed plant costs to that production.

Gross Profit

As a result of our increased sales, our gross profit increased $368,000 or 15% over 2013, to $2,903,000 in the three months ended March 31, 2014 from $2,535,000 in 2013. As a percentage of sales, our gross profit in the first fiscal quarter of 2014 increased to 32%, compared to 31% in the same period of 2013.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling costs decreased by 1% to $895,000 in the three months ended March 31, 2014 compared $906,000 over the same period in 2013. This $11,000 decrease is attributable to $53,000 savings in delivery costs offset by a $41,000 increase in warehousing costs. These increases in warehousing costs are primarily due to increased volume and the addition of several new cold-storage facilities for our Kombucha.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased $188,000 overall to $1,068,000 in the three months ended March 31, 2014 from $880,000 in 2013. This increase over last year is primarily due to an increase in advertising and trade show expenses of $123,000 and increased compensation expenses of $110,000, offset by decreased general department administration expenses of $45,000.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased $16,000 to $972,000 during the three months ended March 31, 2014 from $988,000 in the same period of 2013. This reduction is primarily due to reductions in administrative management.

Income/Loss from Operations

Our loss from operations was $(32,000) in the three months ended March 31, 2014, as compared to a loss of $(239,000) in the same period of 2013. This $207,000 improvement over last year is the result of $367,000 higher gross margin reduced by increased operating expenses of approximately $160,000.

Interest Expense

Interest expense increased $24,000 to $188,000 in the three months ended March 31, 2014, compared to interest expense of $164,000 in the same period of 2013. The increase is primarily due to increased borrowing on our revolving line of credit.

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

MODIFIED EBITDA SCHEDULE

	Three Months Ended March 31,
	2014	2013
Net loss	$(220,000)	$(403,000)

Modified EBITDA adjustments:
Depreciation and amortization	181,000	145,000
Interest expense	188,000	164,000
Stock option compensation	99,000	119,000
Total EBITDA adjustments	468,000	428,000

Modified EBITDA income from operations	$248,000	$25,000

This $223,000 improvement in modified EBITDA for the three months ended March 31, 2014 over the same period last year is primarily due to increased gross profits of $368,000 offset by increased departmental expenses of $161,000.

Liquidity and Capital Resources

As of March 31, 2014, we had stockholders equity of $3,286,000 and we had working capital of $1,258,000, compared to stockholders equity of $3,387,000 and working capital of $1,347,000 at December 31, 2013. The decrease in our working capital of $89,000 was primarily a result of purchases of new factory machinery.

Our cash and cash equivalents at March 31, 2014 stayed level with December 31, 2013, at $1,104,000. Net cash provided by operating activities of $85,000 for the three months ended March 31, 2014, represents an improvement of $1,017,000 compared to the same period last year. This is primarily due to improved operating performance of $183,000, reductions of inventory levels of $217,000, and increases in accounts payable of $356,000.

Our Loan and Security Agreement with PMC Financial Services Group, LLC provides a $4.5 million revolving line of credit and a $750,000 term loan. The revolving line of credit is based on 85% of eligible accounts receivable and 50% of eligible inventory. The interest rate on the revolving line of credit is at the prime rate plus 3.75%. The term loan is for $750,000 and bears interest at the prime rate plus 11.6%, which shall not be below 14.85%, is secured by all of the unencumbered assets of the Company, and is to be repaid in 48 equal installments of principal and interest of $21,000. On May 1, 2013 the term loan was increased back to the original balance of $750,000 under the same terms as the existing term loan. The Company was granted an over advance on its revolving line of credit of $500,000 and a temporary increase in the line amount to $4,800,000, both for a six month period ending February 28, 2014. At March 31, 2014, our term loan balance was $608,000.

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

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the three months ended March 31, 2014.

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

We believe there have been no significant changes, during the three month period ended March 31, 2014, to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

There were recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”), such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*filed herewith

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Furnished herewith, XBRL (Extensive Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reed’s, Inc. (Registrant)

Date: May 14, 2014	/s/ Christopher J. Reed
Christopher J. Reed
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2014	/s/ David J. Williams
David J. Williams
Interim Chief Financial Officer
(Principal Financial Officer)

