Form 10-Q
period 2014-06-30
REED'S, INC.
filed 2014-08-12
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 13,051,309 shares of Common Stock outstanding as of August 12, 2014.

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of such events could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any such events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

2

3

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S, INC.

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash	$1,213,000	$1,104,000
Trade accounts receivable, net of allowance for doubtful accounts, returns and discounts of $310,000 and $324,000, respectively	2,881,000	2,143,000
Inventory, net of reserve for obsolescence of $118,000 and $176,000, respectively	5,499,000	6,293,000
Prepaid inventory	886,000	256,000
Prepaid and other current assets	160,000	178,000
Total Current Assets	10,639,000	9,974,000

Property and equipment, net of accumulated depreciation of $3,099,000 and $2,796,000, respectively	3,537,000	3,686,000
Brand names	1,029,000	1,029,000
Deferred financing fees, net of amortization of $58,000 and $40,000, respectively	34,000	60,000
Total assets	$15,239,000	$14,749,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,131,000	$3,612,000
Accrued expenses	144,000	136,000
Line of credit	3,982,000	4,524,000
Current portion of long term financing obligation	122,000	111,000
Current portion of capital leases payable	45,000	79,000
Current portion of term loan	177,000	165,000
Total current liabilities	8,601,000	8,627,000

Long term financing obligation, less current portion, net of discount of $501,000 and $526,000, respectively	2,109,000	2,147,000
Capital leases payable, less current portion	86,000	106,000
Term loan, less current portion	390,000	482,000
Total Liabilities	11,186,000	11,362,000

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94,000	94,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 13,050,252 and 12,922,832 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	25,529,000	25,276,000
Accumulated deficit	(21,571,000)	(21,984,000)
Total stockholders’ equity	4,053,000	3,387,000
Total liabilities and stockholders’ equity	$15,239,000	$14,749,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Sales, net	$11,187,000	$9,519,000	$20,136,000	$17,645,000
Cost of goods sold	7,483,000	7,062,000	13,530,000	12,653,000

Gross profit	3,704,000	2,457,000	6,606,000	4,992,000

Operating expenses:
Delivery and handling expenses	926,000	954,000	1,821,000	1,860,000
Selling and marketing expense	1,049,000	960,000	2,117,000	1,840,000
General and administrative expense	913,000	912,000	1,885,000	1,900,000
Total operating expenses	2,888,000	2,826,000	5,823,000	5,600,000

Income (loss) from operations	816,000	(369,000)	783,000	(608,000)

Interest expense	(178,000)	(125,000)	(365,000)	(289,000)

Net income (loss)	638,000	(494,000)	418,000	(897,000)

Preferred stock dividends	(5,000)	(5,000)	(5,000)	(5,000)

Net income (loss) attributable to common stockholders	$633,000	$(499,000)	$413,000	$(902,000)

Income (loss) per share available to common stockholders, basic	$0.05	$(0.04)	$0.03	$(0.07)
Weighted average number of shares outstanding - basic	13,046,631	12,543,983	13,025,195	12,413,958
Income (loss) per share available to common stockholders, diluted	$0.05	$(0.04)	$0.03	$(0.07)
Weighted average number of shares outstanding - diluted	13,256,624	12,543,983	13,298,114	12,413,958

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2014

(unaudited)

			Series A		Additional		Total
	Common Stock		Preferred Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2014	12,922,832	$1,000	9,411	$94,000	$25,276,000	$(21,984,000)	$3,387,000

Common shares issued upon exercise of stock options	125,121	-	-	-	26,000	-	26,000
Fair value vesting of options issued for bonuses and services		-	-	-	217,000	-	217,000
Fair value of common shares issued for services	2,299				10,000		10,000
Series A preferred stock dividend						(5,000)	(5,000)
Net income	-	-	-	-	-	418,000	418,000
Balance, June 30, 2014	13,050,252	$1,000	9,411	$94,000	$25,529,000	$(21,571,000)	$4,053,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$418,000	$(897,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	361,000	298,000
Fair value of stock options issued to employees	217,000	188,000
Fair value of common stock issued for services and bonus	10,000	5,000
(Decrease) increase in allowance for doubtful accounts	(14,000)	(34,000)
Changes in assets and liabilities:
Accounts receivable	(724,000)	(1,240,000)
Inventory	794,000	(591,000)
Prepaid expenses and inventory and other current assets	(612,000)	(212,000)
Accounts payable	519,000	1,362,000
Accrued expenses	4,000	(79,000)
Net cash provided by (used in) operating activities	973,000	(1,200,000)
Cash flows from investing activities:
Purchase of property and equipment	(155,000)	(286,000)
Net cash used in investing activities	(155,000)	(286,000)
Cash flows from financing activities:
Proceeds from stock option exercises	26,000	30,000
Payment of deferred financing fees	(7,000)	-
Principal repayments on long term financing obligation	(52,000)	(43,000)
Principal repayments on capital lease obligation	(56,000)	(33,000)
Increased borrowing on note payable	-	217,000
Principal repayments on term loan	(79,000)	(81,000)
Net draw down (repayment) on line of credit	(541,000)	1,049,000
Net cash (used in) provided by financing activities	(709,000)	1,139,000
Net (decrease) increase in cash	109,000	(347,000)
Cash at beginning of period	1,104,000	1,163,000
Cash at end of period	$1,213,000	$816,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$365,000	$338,000
Non cash investing and financing activities:
Series B Preferred stock converted to common stock	$-	$456,000
Dividends payable in common stock	$5,000	$5,000
Common stock issued in settlement of Series A and B preferred stock dividend	$-	$74,000
Property and equipment acquired through capital lease obligation	$0	$13,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three Months Ended June 30, 2014 and 2013 (UNAUDITED)

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reed’s, Inc. (the “Company”), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2014 and the results of operations and cash flows for the six months ended June 30, 2014 and 2013. The balance sheet as of December 31, 2013 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2014.

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

For the three and six months ended June 30, 2014 the calculations of diluted earnings per share included stock options and warrants, calculated under the treasury stock method, and excluded preferred stock since the effect was antidilutive. For the three and six months ended June 30, 2013 the calculations of basic and diluted loss per share are the same. The calculation of weighted average shares outstanding – diluted is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss) attributable to common stockholders	$633,000	$(499,000)	$413,000	$(902,000)
Denominator:
Weighted average shares outstanding - basic	13,046,631	12,543,983	13,025,195	12,413,958
Effect of dilutive instruments:
Warrants and options	209,993	–	272,919	–
Weighted average shares outstanding-diluted	13,256,624	12,543,983	13,298,114	12,413,958

The Company had potentially dilutive securities that consisted of:

	June 30, 2014	June 30, 2013

Warrants	101,963	317,253
Series A Preferred Stock	37,644	41,644
Options	648,967	839,669
Total	788,574	1,198,566

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company’s results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the six months ended June 30, 2014.

During the three months ended June 30, 2014 and 2013, the Company had two customers which accounted for approximately 39.4% and 10% of sales in 2014, and 34% and 9% of sales in 2013, respectively. During the six months ended June 30, 2014 and 2013, the Company had two customers which accounted for approximately 37% and 11% of sales in 2014, and 34% and 10% of sales in 2013, respectively. No other customers accounted for more than 10% of sales in either year. As of June 30, 2014, the Company had accounts receivable due from a customer who comprised $1,182,000 (37%) of its total accounts receivable and as of December 31, 2013 the Company had accounts receivable due from two customers who comprised $571,000 (23%), and $424,000 (17%), respectively, of its total accounts receivable.

During the six months ended June 30, 2014, the Company had one vendor which accounted for approximately 26% of purchases, and in the six months ended June 30, 2013 one vendor who accounted for approximately 28% of purchases. No other vendor accounted for more than 10% of purchases in either period. As of June 30, 2014, the Company had two vendors which accounted for approximately 29% and 11% of total accounts payable and as of December 31, 2013 the Company had accounts payable due to one vendor who comprised 23% of its total. No other account was in excess of 10% of the balance of accounts payable as of June 30, 2014 and December 31, 2013.

Advertising

Advertising costs are expensed as incurred. For the three months ended June 30, 2014 and 2013, advertising costs were $41,000 and $19,000, respectively and for the six months ended June 30, 2014 and 2013, advertising costs were $111,000 and $40,000 respectively.

Comprehensive Income

For the three months and six months ended June 30, 2014 and 2013, the Company had no items of comprehensive income.

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

The Company had no such assets or liabilities recorded to be valued on the basis above at June 30, 2014 or December 31, 2013.

2. Inventory

Inventory is valued at the lower of cost (first-in, first-out or market) and, net of reserves, is comprised of the following as of:

	June 30, 2014	December 31, 2013
Raw Materials and packaging	$2,976,000	$3,118,000
Finished Goods	2,523,000	3,175,000
	$5,499,000	$6,293,000

3. Property and Equipment

Property and equipment are comprised of the following as of:

	June 30, 2014	December 31, 2013
Land	$1,108,000	$1,108,000
Building	1,858,000	1,829,000
Vehicles	337,000	338,000
Machinery and equipment	2,885,000	2,763,000
Office equipment	448,000	444,000
	6,636,000	6,482,000
Accumulated depreciation	(3,099,000)	(2,796,000)
	$3,537,000	$3,686,000

Depreciation expense for the six months ended June 30, 2014 and 2013 was $303,000 and $249,000, respectively.

Depreciation expense for the three months ended June 30, 2014 and 2013 was $152,000 and $128,000, respectively.

Machinery and equipment at June 30, 2014 and December 31, 2013 includes equipment held under capital leases of $415,000. Accumulated depreciation on equipment held under capital leases was $274,000 on June 30, 2014 and $231,000 on December 31, 2013.

4. Line of Credit

On November 9, 2011, the Company entered into a Loan and Security Agreement with PMC Financial Services Group, LLC (PMC) which provides a $4,500,000 revolving line of credit and a $750,000 term loan (see Note 5). On September 20, 2013, the line of credit was increased to $4,800,000 effective September 1, 2013 to September 30, 2014, after which it will be $4,500,000.

At June 30, 2014 and December 31, 2013, the aggregate amount outstanding under the line of credit was $3,982,000 and $4,524,000, respectively. The line of credit is based on 85% of eligible accounts receivable and 50% of eligible inventory, expires on November 7, 2014, and is secured by substantially all of the Company’s assets. The interest rate is at the prime rate plus 3.75% (7% at December 31, 2013). There is an early termination fee of 1% of the maximum revolver amount during 2014. Also on September 20, 2013, the Company was granted an over-advance on its revolving line of credit calculation of $500,000 effective September 1, 2013 to September 30, 2014, after which it will be $200,000.

The revolving line of credit agreement includes a financial covenant debt service coverage ratio that is effective only if the credit availability under the revolving line of credit falls below $100,000 and a financial covenant that the Company will not make capital expenditures in excess of $500,000 in any fiscal year. At June 30, 2014, the credit availability under the revolving line of credit was above $100,000. This revolving line of credit matures on November 8, 2014.

5. Term Loan

On May 1, 2013 the term loan was increased to $750,000. Other terms of the term loan remain the same. The term loan bears interest at the prime rate plus 11.6%, which shall not be below 14.85%, is secured by all of the unencumbered assets of the Company, and is to be repaid in 48 equal installments of principal and interest of $21,000.

Term loan is Comprised of the following as of:

	June 30, 2014	December 31, 2013
Term loan	$567,000	$647,000
Less current portion	(177,000)	(165,000)
Long term debt	$390,000	$482,000

6. Long-term Financing Obligation

In 2009 the Company sold two buildings and its brewery equipment and concurrently entered into a long-term lease agreement for the same property and equipment. In connection with the lease the Company has the option to repurchase the buildings and brewery equipment from 12 months after the commencement date to the end of the lease term at the greater of the fair market value or an agreed upon amount. Since the lease contains a buyback provision and other related terms, the Company determined it had continuing involvement that did not warrant the recognition of a sale; therefore, the transaction has been accounted for as a long-term financing. The proceeds from the sale, net of transaction costs, have been recorded as a financing obligation in the amount of $3,056,000. Monthly payments under the financing agreement are recorded as interest expense and a reduction in the financing obligation at an implicit rate of 9.9%, The financing obligation is personally guaranteed up to a limit of $150,000 by the principal shareholder and Chief Executive Officer.

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

Long term financing obligation is comprised of the following as of:

	June 30, 2014	December 31, 2013
Financing obligation	$2,732,000	$2,784,000
Valuation discount	(501,000)	(526,000)
	2,231,000	2,258,000
Less current portion	(122,000)	(111,000)
Long term financing obligation	$2,109,000	$2,147,000

7. Stockholders’ Equity

Preferred Stock

Series A Preferred stock consists of 500,000 shares $10.00 par value, 5% non-cumulative, participating, preferred stock. As of June 30, 2014 and December 31, 2013, there were 9,411 shares outstanding with a liquidation preference of $10.00 per share.

The Series A Preferred shares have a 5% pro-rata annual non-cumulative dividend. The dividend can be paid in cash or, in the sole and absolute discretion of our board of directors, in shares of common stock based on its then fair market value. We cannot declare or pay any dividend on shares of our securities ranking junior to the preferred stock until the holders of our preferred stock have received the full non-cumulative dividend to which they are entitled. In addition, the holders of our preferred stock are entitled to receive pro rata distributions of dividends on an “as converted” basis with the holders of our common stock. On June 30, 2014, dividends were accrued on the Series A Preferred stock in the amount of $5,000 and the dividends were paid July 25, 2014 by issuing 1,057 shares of common stock.

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

Common Stock

Common stock consists of $.0001 par value, 19,500,000 shares authorized, 13,050,252 shares issued and outstanding as of June 30, 2014 and 12,922,832 shares issued and outstanding as of December 31, 2013. During the six months ended June 30, 2014, the Company issued 2,299 shares valued at $4.35 per share for ($10,000) for consulting services.

8. Stock Based Compensation

Stock Options

During the six months ended June 30, 2014, the Company granted 357,500 stock options to various employees at the market price of $4.60 per share. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.  Assumptions used in valuing stock options granted during the six months ended June 30, 2014 are as follows: (i) volatility rate of between 59.43% and 66.3%, (ii) discount rate of 0.73%, (iii) zero expected dividend yield, and (iv) expected term of 3.5 to 4.5 years based upon the average of the term of the option and the vesting period. The aggregate fair value of the options granted during the six months ended June 30, 2014, was approximately $580,000.

On June 5, 2014, the Company repriced 103,000 employee options to an exercise price of $4.60 per share, which were previously $4.74 per share and $6.40 per share. The total increase in stock compensation expense, as a result of the repricing was approximately $2,000.

Total stock-based compensation recognized on the Company’s statement of operations for the six months ended June 30, 2014 and 2013 was $217,000 and $188,000, respectively. Stock based compensation expense for the three months ended June 30, 2014 and 2013 was $118,000 and $69,000 respectively. As of June 30, 2014, the aggregate value of unvested options was $924,000 which will vest over an average period of three to four years. There were 183,700 stock options exercised in the six months ended June 30, 2014 at exercise prices between $1.14 and $4.00 per share. The Company received $25,700 for 10,000 of such exercises and allowed cash-less exercise of 173,700 of such options, issuing 115,121 shares of common stock for a total of 125,121 shares issued relative to stock options in the six months ended June 30, 2014.

Stock options granted under our equity incentive plans generally vest over 3 – 4 years from the date of grant, at 33% or 25% per year respectively and expire 5 years from the date of grant. The following table summarizes stock option activity for the six months ended June 30, 2014:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	639,334	$3.18
Granted	357,500	-
Exercised	(183,700)	2.66
Forfeited or expired	(164,167)	4.39
Outstanding at June 30, 2014	648,967	$3.72	3.83	$980,000
Exercisable at June 30, 2014	225,227	$2.68	2.89	$732,000

The aggregate intrinsic value was calculated as the difference between the market price, which was $5.23 per share, and the exercise price of the Company’s stock options as of June 30, 2014.

The following table summarizes information about stock options at June 30, 2014:

	Options Outstanding at June 30, 2014			Options Exercisable at June 30, 2014
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $1.99	112,833	2.4	$1.27	92,483	$1.26
$2.00 - $4.99	536,134	4.1	$4.24	132,774	$3.67
	648,967			225,257

Stock Warrants

During the three months ended June 30, 2014, no warrants were either granted or exercised. The following table summarizes stock warrant activity for the six months ended June 30, 2014:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	101,963	$2.30
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2014	101,963	$2.30	.87	$298,514
Exercisable at June 30, 2014	101,963	$2.30	.87	$298,514

The intrinsic value was calculated as the difference between the market price, which was $5.23, and the exercise price of the Company’s stock warrants as of June 30, 2014.

9. Income Taxes

For the three and six months ended June 30, 2014, net income was $638,000 and $418,000, respectively, and our provision for income taxes was zero. We made no provision for income taxes due to our utilization of federal net operating loss carry forwards to offset both regular taxable income and alternative minimum taxable income. For the three and six months ended June 30, 2013, net loss was $494,000 and $897,000, respectively and no income tax provision was recorded.

In accordance with Accounting Standards Codification (“ASC”) 740-10, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. Our deferred tax assets are composed primarily of U.S. federal net operating loss carryforwards. Based on available objective evidence, management believes it is more likely than not that these deferred tax assets are not recognizable and will not be recognizable until its determined that we have sufficient taxable income. Under ASC 740-10, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and disclosures. As of June 30, 2014 the Company did not have a liability for unrecognized tax uncertainties.

10. Subsequent Events

On July 1, 2014, the Company signed a $300,000 Letter of Credit through City National Bank for the benefit of an advertising company as security for invoices for a national advertising campaign. The letter of credit expires December 31, 2014.

On July 25, 2014, the Company granted 110,000 stock options to employees. These options vest over three and four years and have a strike price of $5.08 per share. The options were valued at $269,000 using the Black-Scholes pricing model and will be expensed to the Company’s statement of operations as they vest.

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

Overview

The results for our second quarter of 2014 reflect continuing strong growth in sales generated from our Reed’s, Virgil’s and Kombucha product lines. From an operational standpoint, our primary challenges are to reduce sales promotions as a percentage of sales, reduce freight & handling costs and to generate efficiencies of scale in our Los Angeles plant while we increase volume.

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

Sales promotions are a necessary part of the beverage business and can increase the rate of sales growth. When we launched our Kombucha beverage line in 2012, we followed a strategy of higher discounts in order to grow this new business. Since year to date 2014 Kombucha sales are 74% ahead of 2013 results, we are reducing and optimizing our promotions. We believe promotions are an effective and efficient way to increase sales. The promotions are focused and structured toward specific goals to drive further sales growth.

As discussed below, the 2013 second quarter results include a $412,000 write off related to a private label contract. Aside from this one time loss, the Company would have posted positive income from operations during the quarter and positive EBITDA.

As we complete our plant improvements, we are confident that we will be able to reduce our freight costs by producing more products on the west coast. We are looking forward to the continuing solid production increases in our Ginger Brew, Virgil’s and Kombucha product lines, while our Kombucha sales growth accelerates.

The results for our second quarter of 2014 reflect continuing strong growth in sales volume among our products. Our 2014 gross sales (see below) increased 11% over 2013 gross sales. Promotional spending declined and was 9% of 2014 gross sales vs. 14% of 2013 gross sales. We believe that promotional spending is producing a good return on investment, in the form of increased market penetration and a higher floor of recurring business. We will continue to evaluate and review our promotional spending programs.

Our direct cost of tangible goods sold decreased to 63% in the second fiscal quarter of 2014, from 66% in the same period in 2013. This is due to operating efficiencies in our Los Angeles plant.

We have a high priority on upgrading our Los Angeles plant equipment in 2014 to increase production. Increased production and stronger efforts to control manufacturing costs are responsible for reducing idle capacity costs by $100,000 over the same six month period last year, down to 5% of net sales in the first half of 2014, from 6% in the same period in 2013. As we increase production volume of our branded products in our Los Angeles plant, we will also reduce the cross country freight we are currently incurring to move products to West Coast customers. As our sales base grows, our excess plant costs become a smaller portion of our overall cost of sales. We anticipate that this cost will continue to decline as plant production increases and production improvements are realized.

We have gained a solid #2 position in sales of Kombucha nationally. We believe that there is a strong opportunity to gain additional market share and expand this product line with both our existing and new customers. As we expand, we will improve our production techniques, add additional flavors, and update our packaging.

Results of Operations

The following table sets forth key statistics for the three months ended June 30, 2014 and 2013, respectively.

	Three Months Ended
	June 30,		Pct.
	2014	2013	Change
Gross sales, net of discounts & returns*	$12,324,000	$11,125,000	11%

Less: Promotional and other allowances**	1,137,000	1,606,000	-29%

Net sales	11,187,000	9,519,000	18%
Cost of tangible goods sold	7,037,000	6,630,000	6%
As a percentage of:
Gross sales	57%	60%
Net sales	63%	70%
Cost of goods sold – idle capacity	446,000	432,000	3%
As a percentage of net sales	4%	5%

Gross profit	$3,704,000	$2,457,000	51%
Gross profit margin as a percentage of net sales	33%	26%

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

Three months ended June 30, 2014 Compared to Three months ended June 30, 2013

Sales

Net Sales of $11,187,000 for the three months ended June 30, 2014 represented an increase of 18% from $9,519,000 in the prior year same period. Sales growth was driven primarily by increased sales volume increases of 35% in our Kombucha products, 34% in our Reed’s Ginger Brew products and 10% in our Virgil’s Root Beer and craft soda products. This sales growth more than offset a 54% decline in private label revenues. Private label sales are estimated to be flat for the year. Kombucha sales began after the 2012 second quarter and have increased to become approximately 13% of our total revenues. Other sales, which includes candy, declined by 2% compared to the second quarter last year.

Cost of Tangible Goods Sold

Cost of tangible goods sold consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, inventory adjustments, as well as certain internal transfer costs. Our costs of tangible goods sold of $7,037,000 for the three months ended June 30, 2014 represents an increase of only 6% over the same period in 2013 while sales increased 18%.

In 2013 a $412,000 reserve was recorded to cover a loss on a private label contract that was rejected by the customer. We isolated the issue and offered to immediately remedy the issues raised but the remedy was rejected by the customer.

Per-unit costs of our 12-ounce sodas decreased by approximately 45% in the quarter ended June 30, 2014, as compared to the prior year period due to a 27% reduction in costs and a 31% increase in the number of cases produced.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity consists of direct production costs of our Los Angeles plant in excess of charges allocated to our finished goods in production. Plant costs include labor costs, production supplies, repairs and maintenance, and inventory write-off. Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis, which is lower than our actual costs incurred. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Idle capacity expenses increased to $446,000 in the three months ended June 30, 2014, from $432,000 in the same period in 2013. The 3% increase is primarily due to Kombucha production which has become a much higher portion of our Los Angeles plant output. Our Kombucha production runs have become much more efficient recently and we anticipate reductions in our cost of goods sold – idle capacity in the future.

Gross Profit

Our gross profit of $3,704,000 in the three months ended June 30, 2014 represents an increase of $1,247,000, or 51% from 2013 which includes the $412,000 write-off as discussed above. As a percentage of sales, our gross profit increased to 33% in 2014 as compared to 26% in 2013. The 2013 gross profit was negatively impacted by the $412,000 private label contract loss, which decreased our 2013 gross profit percentage by approximately three percentage points from 29% to 26%. Since such costs are a deduction from sales, the gross margin percentage is negatively impacted by increased promotional costs. We have been reducing substantial discounts on our Kombucha, as we expand this product line into new distribution channels and customers. We are also reducing promotions for our other products.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling costs decreased by 3% to $926,000 in the three months ended June 30, 2014 compared to 2013. The freight cost decreases are primarily due to a decrease in our branded products being manufactured at our co packer in Pennsylvania for west coast customers, requiring less freight costs for delivery.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased 9 % to $1,049,000 in the three months ended June 30, 2014 from $960,000 in 2013. The $89,000 increase is primarily due to increased promotional and advertising costs for Kombucha, Reed’s Ginger Brew and Virgil’s Root Beer. Our sales staff increased to 21 members at June 30, 2014, from 19 at June 30, 2013.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses were essentially flat at $913,000 during the three months ended June 30, 2014 versus $912,000 in the same 2013 period. Professional, legal and investor relations costs decreased by $66,000 while stock option expense increased by $34,000. Salaries, bonuses and hiring fees of $17,000 and utility costs of $15,000 increased versus the prior year comparable period

Income/Loss from Operations

Income from operations was $816,000 in the three months ended June 30, 2014, as compared to a loss of $369,000 in the same period of 2013 primarily due to the 18% sales increase resulting in a gross margin increase. Total Operating Expenses only increased 62,000 (2%). The 2013 loss is primarily due to the $412,000 loss on the private label contract.

Interest Expense

Interest expense increased to $178,000 in the three months ended June 30, 2014, compared to interest expense of $125,000 in the same period of 2013. There was a $50,000 reversal of over accrued interest expense in the second quarter of 2013.

Modified EBITDA

The Company defines modified EBITDA (a non-GAAP measurement) as net income (loss) before interest, taxes, depreciation and amortization, and non-cash expense for securities. Other companies may calculate modified EBITDA differently. Management believes that the presentation of modified EBITDA provides a measure of performance that approximates cash flow before interest expense, and is meaningful to investors.

MODIFIED EBITDA SCHEDULE

	Three Months Ended June 30,
	2014	2013
Net income (loss)	$638,000	$(494,000)

Modified EBITDA adjustments:
Depreciation and amortization	153,000	153,000
Interest expense	178,000	125,000
Stock option compensation	119,000	69,000
Other stock compensation for services	10,000	-
Total EBITDA adjustments	460,000	347,000

Modified EBITDA income (loss)	$1,098,000	$(147,000)

Six months ended June 30, 2014 Compared to Six months ended June 30, 2013

The following table sets forth key statistics for the six months ended June 30, 2014 and 2013, respectively.

	Six Months Ended
	June 30,		Pct.
	2014	2013	Change
Gross sales, net of discounts & returns*	$22,455,000	$20,100,000	12%

Less: Promotional and other allowances**	2,319,000	2,455,000	-6%

Net sales	20,136,000	17,645,000	14%
Cost of tangible goods sold	12,606,000	11,629,000	9%
As a percentage of:
Gross sales	56%	58%
Net sales	63%	66%
Cost of goods sold – idle capacity	924,000	1,024,000	-10%
As a percentage of net sales	5%	6%

Gross profit	$6,606,000	$4,992,000	32%
Gross profit margin as a percentage of net sales	33%	28%

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

Sales

Net sales of $20,136,000 for the six months ended June 30, 2014 represented an increase of 14% from $17,645,000 in the prior year same period. Sales growth was driven primarily by a 74% increase in sales of Kombucha, a 24% increase in Reed’s Ginger Brew products, and a 10% increase in Virgil’s Root Beer products and craft soda products, which were offset by a 48% decrease in private label product sales. Other product sales declined 2%. Private label sales are estimated to be flat for the year.

Cost of Tangible Goods Sold

Cost of tangible goods sold consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, inventory adjustments, as well as certain internal transfer costs. Our costs of tangible goods sold of $12,606,000 for the six months ended June 30, 2014 represents an increase of 8% over the same period in 2013. This increase is attributable to increased sales and price increases from a primary supplier.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity consists of direct production costs of our Los Angeles plant in excess of charges allocated to our finished goods in production. Plant costs include labor costs, production supplies, repairs and maintenance, and depreciation. Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis, which is lower than our actual costs incurred. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Idle capacity expenses decreased 10% to $924,000 in the six months ended June 30, 2014, from $1,024,000 in 2013. This improvement is primarily due to increased production in our Los Angeles plant during the first six months of 2014 and our ability to allocate more fixed and variable plant costs to production.

Gross Profit

As a result of our increased sales, our gross profit increased $1,614,000 or 32% over 2013, to $6,606,000 in the six months ended June 30, 2014 from $4,992,000 in 2013. As a percentage of sales, our gross profit in the second fiscal quarter of 2014 increased to 33%, compared to 28% in the same period of 2013. The $412,000 private label loss reduced the 2013 gross profit from 30% to 28%. The Company is also reducing promotions on Kombucha and other products.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling costs decreased by 2% to $1,821,000 in the six months ended June 30, 2014 compared $1,860,000 over the same period in 2013. This $39,000 decrease is attributable to $4,000 savings in delivery costs and a 35,000 decrease in warehousing costs.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased $277,000 overall to $2,117,000 in the six months ended June 30, 2014 from $1,840,000 in 2013. This increase of 15% over last year is primarily due to an increase in advertising and trade show expenses of $303,000 and increased compensation expenses of $87,000, offset by decreased general department administration expenses of $113,000.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased $15,000 (1%) to $1,885,000 during the six months ended June 30, 2014 from $1,900,000 in the same period of 2013. This reduction is primarily due to reductions in administrative management of $77,000 and professional fees of $67,000 partially offset by increases in public relations of $59,000, stock options expense of $49,000 and workers compensation expenses of $24,000.

Income/Loss from Operations

Our income from operations was $783,000 in the six months ended June 30, 2014, as compared to a loss of $(608,000) in the same period of 2013. This $1,391,000 improvement over last year is the result of $1,614,000 higher gross margin reduced by increased operating expenses of approximately $223,000.

Interest Expense

Interest expense increased $76,000 to $365,000 in the six months ended June 30, 2014, compared to interest expense of $289,000 in the same period of 2013. The increase is primarily due to increased borrowing on our revolving line of credit and a $50,000 reversal of over accrued interest expense in the second quarter of 2013.

Modified EBITDA

The Company defines modified EBITDA (a non-GAAP measurement) as net income (loss) before interest, taxes, depreciation and amortization, and non-cash expense for securities. Other companies may calculate modified EBITDA differently. Management believes that the presentation of modified EBITDA provides a measure of performance that approximates cash flow before interest expense, and is meaningful to investors.

MODIFIED EBITDA SCHEDULE

	Six Months Ended June 30,
	2014	2013
Net income (loss)	$418,000	$(897,000)

Modified EBITDA adjustments:
Depreciation and amortization	304,000	298,000
Interest expense	365,000	289,000
Stock option compensation	218,000	188,000
Total EBITDA adjustments	887,000	775,000

Modified EBITDA income (loss)	$1,305,000	$(122,000)

This $1,427,000 improvement in modified EBITDA for the six months ended June 30, 2014 over the same period last year is primarily due to increased gross profits of $1,614,000 offset by increased operating expenses of $223,000.

Liquidity and Capital Resources

As of June 30, 2014, we had stockholders equity of $4,053,000 and we had working capital of $2,038,000, compared to stockholders equity of $3,387,000 and working capital of $1,347,000 at December 31, 2013. The increase in our working capital of $691,000 was primarily a result of net income for the first half of 2014.

Our cash and cash equivalents at June 30, 2014 were $1,213,000 compared with December 31, 2013, at $1,104,000. Net cash provided by operating activities of $973,000 for the six months ended June 30, 2014, represents an improvement of $2,173,000 compared to the same period last year. This is primarily due to improved net operating income of $1,315,000 and reductions in inventory levels of $794,000.

Our Loan and Security Agreement with PMC Financial Services Group, LLC provides a $4.5 million revolving line of credit and a $750,000 term loan. The revolving line of credit is based on 85% of eligible accounts receivable and 50% of eligible inventory. The interest rate on the revolving line of credit is at the prime rate plus 3.75%. The term loan is for $750,000 and bears interest at the prime rate plus 11.6%, which shall not be below 14.85%, is secured by all of the unencumbered assets of the Company, and is to be repaid in 48 equal installments of principal and interest of $21,000. On May 1, 2013 the term loan was increased back to the original balance of $750,000 under the same terms as the existing term loan. The Company was granted an over advance on its revolving line of credit of $500,000 and a temporary increase in the line amount to $4,800,000, both until September 30, 2014. At June 30, 2014, our term loan balance was $567,000.

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

We may not generate sufficient revenues from product sales in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we eventually may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion and marketing and product development plans. In addition, our losses may increase in the future as we expand our manufacturing capabilities and fund our marketing plans and product development. These losses, among other things, have had and may continue to have an adverse effect on our working capital, total assets and stockholders’ equity. If we are unable to maintain profitability, the market value of our common stock would decline and there would be a material adverse effect on our financial condition.

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

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the six months ended June 30, 2014.

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

Inventories. Inventories are stated at the lower of cost to purchase and/or manufacture the inventory on a first in first out basis or the current estimated market value of the inventory. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and/or our ability to sell the product(s) concerned and production requirements. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

Stock-Based Compensation. We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on FASB ASC Topic 718 “Compensation – Stock Compensation”, whereby the award is measured at its fair value at the date of grant and is amortized ratably over the vesting period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with FASB ASC Topic 505 “Equity” whereby the fair value of the stock compensation is based on the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instrument is complete.

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

We believe there have been no significant changes, during the six month period ended June 30, 2014, to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company’s results of operations or financial condition.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Reed’s, Inc. (Registrant)

Date: August 12, 2014	/s/ Christopher J. Reed
Christopher J. Reed
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2014	/s/ Lawrence W. Tomsic
Lawrence W. Tomsic
Interim Chief Financial Officer
(Principal Financial Officer)

