Form 10-Q
period 2014-09-30
REED'S, INC.
filed 2014-11-13
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number: 001-32501

REED’S INC.

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 13,061,480 shares of Common Stock outstanding as of November 13, 2014.

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

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S, INC.

CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash	$1,705,000	$1,104,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $414,000 and $324,000, respectively	3,759,000	2,143,000
Inventory	5,983,000	6,293,000
Prepaid inventory	787,000	256,000
Prepaid and other current assets	290,000	178,000
Total Current Assets	12,524,000	9,974,000

Property and equipment, net of accumulated depreciation of $3,243,000 and $2,796,000, respectively	4,069,000	3,686,000
Brand names	1,029,000	1,029,000
Deferred financing fees, net of amortization of $90,000 and $40,000, respectively	17,000	60,000
Total assets	$17,639,000	$14,749,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,788,000	$3,612,000
Accrued expenses	147,000	136,000
Line of credit	4,159,000	4,524,000
Current portion of long term financing obligation	128,000	111,000
Current portion of capital leases payable	119,000	79,000
Current portion of term loan	184,000	165,000
Total current liabilities	10,525,000	8,627,000

Long term financing obligation, less current portion, net of discount of $488,000 and $526,000, respectively	2,087,000	2,147,000
Capital leases payable, less current portion	489,000	106,000
Term loan, less current portion	341,000	482,000
Total Liabilities	13,442,000	11,362,000

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 and 9,411 shares issued and outstanding, respectively	94,000	94,000

Common stock, $.0001 par value, 19,500,000 shares authorized, 13,060,971 and 12,922,832 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	25,625,000	25,276,000
Accumulated deficit	(21,523,000)	(21,984,000)
Total stockholders’ equity	4,197,000	3,387,000
Total liabilities and stockholders’ equity	$17,639,000	$14,749,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine months Ended September 30, 2014 and 2013

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Sales	$12,319,000	$10,076,000	$32,456,000	$27,721,000
Cost of goods sold	8,434,000	6,900,000	21,962,000	19,553,000

Gross profit	3,885,000	3,176,000	10,494,000	8,168,000

Operating expenses:
Delivery and handling expenses	1,310,000	1,040,000	3,131,000	2,900,000
Selling and marketing expense	1,480,000	1,159,000	3,604,000	2,999,000
General and administrative expense	849,000	763,000	2,730,000	2,663,000
Total operating expenses	3,639,000	2,962,000	9,465,000	8,562,000

Income (loss) from operations	246,000	214,000	1,029,000	(394,000)

Interest expense	(195,000)	(180,000)	(560,000)	(469,000)

Income (loss) before provision for income taxes	51,000	34,000	469,000	(863,000)

Income taxes	(3,000)	-	(3,000)	0

Net income (loss)	48,000	34,000	466,000	(863,000)

Preferred stock dividends	-	-	(5,000)	(5,000)

Net income (loss) attributable to common stockholders	$48,000	$34,000	$461,000	$(868,000)

Income (loss) per share available to common stockholders, basic	$0.00	$0.00	$0.04	$(0.07)
Weighted average number of shares outstanding - basic	13,053,627	12,627,864	13,034,707	12,498,935
Income (loss) per share available to common stockholders, diluted	$0.00	$0.00	$0.03	$(0.07)
Weighted average number of shares outstanding - diluted	13,135,317	13,496,714	13,291,536	12,498,935

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine months Ended September 30, 2014

(unaudited)

			Series A		Additional		Total
	Common Stock		Preferred Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2013	12,922,832	$1,000	9,411	$94,000	$25,276,000	$(21,984,000)	$3,387,000
Fair Value of common stock issued for services	2,299		-	-	10,000	-	10,000
Common shares issued upon exercise of stock options	134,783	-	-	-	26,000	-	26,000
Fair value vesting of options issued to employees	-	-	-	-	308,000	-	308,000
Common stock paid for Series A preferred stock dividend	1,057	-	-	-	5,000	(5,000)	-
Net income	-	-	-	-	-	466,000	466,000
Balance, September 30, 2014	13,060,971	$1,000	9,411	$94,000	$25,625,000	$(21,523,000)	$4,197,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine months Ended September 30, 2014 and 2013

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$466,000	$(863,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	536,000	387,000
Fair value of stock options issued to employees	308,000	257,000
Fair value of common stock issued for services and bonus	10,000	5,000
(Decrease) increase in allowance for doubtful accounts	90,000	(24,000)
Changes in assets and liabilities:
Accounts receivable	(1,706,000)	(1,200,000)
Inventory	309,000	(911,000)
Prepaid expenses and inventory and other current assets	(644,000)	(434,000)
Accounts payable	2,177,000	1,847,000
Accrued expenses	11,000	(99,000)
Net cash provided by (used in) operating activities	1,557,000	(1,035,000)
Cash flows from investing activities:
Purchase of property and equipment	(355,000)	(447,000)
Net cash used in investing activities	(355,000)	(447,000)
Cash flows from financing activities:
Proceeds from stock option and warrant exercises	26,000	105,000
Principal repayments on long term financing obligation	(81,000)	(66,000)
Principal repayments on capital lease obligation	52,000	(52,000)
Payment of deferred finance fees	(7,000)	(21,000)
Increased borrowing on note payable	-	217,000
Principal repayments on term loan	(122,000)	(108,000)
Net (repayment) borrowing on line of credit	(365,000)	1,290,000
Net cash (used in) provided by financing activities	(601,000)	1,365,000
Net increase (decrease) in cash	601,000	(117,000)
Cash at beginning of period	1,104,000	1,163,000
Cash at end of period	$1,705,000	$1,046,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$560,000	$518,000
Non cash investing and financing activities:
Series A Preferred stock converted to common stock	$0	$10,000
Series B Preferred stock converted to common stock	$0	$456,000
Dividends paid in common stock	$0	$74,000
Common stock issued in settlement of Series A preferred stock dividend	$5,000	$5,000
Property and equipment acquired through capital lease	$475,000	$13,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Nine months Ended September 30, 2014 and 2013 (UNAUDITED)

1. Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reeds, Inc. (the “Company”), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2014 and the results of operations and cash flows for the three and nine months ended September 30, 2014 and 2013. The balance sheet as of December 31, 2013 is derived from the Company’s audited financial statements.

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

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2014.

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

For the three and nine months ended September 30, 2014 and the three months ended September 30, 2013 the calculations of diluted earnings per share included stock options and warrants, calculated under the treasury method, and excluded preferred stock since the effect was antidilutive. For the nine months ended September 30, 2013 the calculations of basic and diluted loss per share are the same as the effect of stock options, warrants, and preferred stock are antidilutive. The calculation of weighted average shares outstanding – diluted is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss) attributable to common stockholders	$48,000	$34,000	$461,000	$(868,000)

Denominator:
Weighted average shares outstanding - basic	13,053,627	12,627,864	13,034,707	12,498,935
Effect of dilutive instruments:
Warrants and options	81,690	868,850	256,829	-
Weighted average shares outstanding-diluted	13,135,317	13,496,714	13,291,536	12,498,935

The Company had potentially dilutive securities that consisted of:

	September 30, 2014	September 30, 2013
Warrants	101,963	211,182
Options	716,833	657,668
Series A Preferred Stock	9,411	41,644
Total	828,207	910,494

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements - Going Concern (Subtopic 205-10). ASU 2014-15 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”), however such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the three and nine months ended September 30, 2014.

During the three months ended September 30, 2014, the Company had two customers which accounted for approximately 28% and 16% of sales, and in the three months ended September 30, 2013 one customer who accounted for approximately 33% of sales. During the nine months ended September 30, 2014, the Company had two customers which accounted for approximately 34% and 13% of sales respectively, and during the nine months ended September 30, 2013 the Company had one customer who accounted for approximately 34% of sales. No other customers accounted for more than 10% of sales in either year. As of September 30, 2014, the Company had accounts receivable due from two customers who comprised $1,100,000 (26%) and $628,000 (15%) of its total accounts receivable and as of December 31, 2013 the Company had accounts receivable due from one customer who comprised $734,000 (21%), of its total accounts receivable.

During the three months ended September 30, 2014, the Company had one vendor which accounted for approximately 26% of all purchases, and in the three months ended September 30, 2013 one vendor who accounted for approximately 31% of all purchases. During the nine months ended September 30, 2014, the Company had one vendor, which accounted for approximately 26% of all purchases, and during the nine months ended September 30, 2013 the Company had one vendor who accounted for approximately 29% of all purchases. No other vendor accounted for more than 10% of all purchases in either year. As of September 30, 2014, the Company had accounts payable due to a vendor who comprised 30% of its total accounts payable and as of December 31, 2013 the Company had accounts payable due to one vendor who comprised 35% of its total accounts payable. No other vendor exceeded 10% of the balance of accounts payable as of September 30, 2014 and December 31, 2013.

Advertising

Advertising costs are expensed as incurred. For the three months ended September 30, 2014 and 2013, advertising costs were $460,000 and $38,000, respectively, and for the nine months ended September 30, 2014 and 2013, advertising costs were $571,000 and $90,000, respectively. The Company paid $407,000 for its inaugural cable television advertising commercials during the three months ended September 30, 2014

Comprehensive Income

For the three and nine months ended September 30, 2014 and 2013, the Company had no items of comprehensive income.

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

The Company had no such assets or liabilities recorded to be valued on the basis above at September 30, 2014 or December 31, 2013.

2. Inventory

Inventory consists of the following as of:

	September 30, 2014	December 31, 2013
Raw Materials and packaging	$3,602,000	$3,118,000
Finished Goods	2,381,000	3,175,000
	$5,983,000	$6,293,000

3. Property and Equipment

Property and equipment are comprised of the following as of:

	September 30, 2014	December 31, 2013
Land	$1,108,000	$1,108,000
Building	1,858,000	1,829,000
Vehicles	338,000	338,000
Machinery and equipment	3,560,000	2,763,000
Office equipment	448,000	444,000
	7,312,000	6,482,000
Accumulated depreciation	(3,243,000)	(2,796,000)
	$4,069,000	$3,686,000

Machinery and equipment at September 30, 2014 and December 31, 2013 includes equipment held under capital leases of $890,000 and $322,000, respectively. Accumulated depreciation on equipment held under capital leases was $290,000 and $208,000 at September 30, 2014 and December 31, 2013, respectively.

4. Line of Credit

On November 9, 2011, the Company entered into a Loan and Security Agreement with PMC Financial Services Group, LLC (PMC) which provides a $4,500,000 revolving line of credit and a $750,000 term loan (see Note 5). On September 20, 2013, the line of credit was increased to $4,800,000 effective September 1, 2013 to September 30, 2014. The $4.8 million line of credit was extended to December 31, 2014.

At September 30, 2014 and December 31, 2013, the aggregate amount outstanding under the line of credit was $4,159,000 and $4,524,000, respectively. The line of credit is based on 85% of eligible accounts receivable and 50% of eligible inventory and is secured by substantially all of the Company’s assets. The interest rate is at the prime rate plus 3.75% (7% at September 30, 2014). There is an early termination fee of 1% of the maximum revolver amount during 2014. Also on September 20, 2013, the Company was granted an over-advance on its revolving line of credit calculation of $500,000 effective September 1, 2013 to September 30, 2014, The original expiration date of November 7, 2014 and $500,000 over-advance were extended to December 31, 2014.

The revolving line of credit agreement includes a financial covenant debt service coverage ratio that is effective only if the credit availability under the revolving line of credit falls below $100,000 and a financial covenant that the Company will not make capital expenditures in excess of $500,000 in any fiscal year. At September 30, 2014, the credit availability under the revolving line of credit was above $100,000. This revolving line of credit matures December 31, 2014.

5. Term Loan

On May 1, 2013 the term loan was increased to $750,000. Other terms of the term loan remain the same. The term loan bears interest at the prime rate plus 11.6%, which shall not be below 14.85%, is secured by all of the unencumbered assets of the Company, and is to be repaid in 48 equal installments of principal and interest of $21,000.

	September 30, 2014	December 31, 2013

Term loan	$525,000	$647,000
Less current portion	(184,000)	(165,000)
Long term debt	$341,000	$482,000

6. Long-term Financing Obligation

In 2009 the Company sold two buildings and its brewery equipment and concurrently entered into a long-term lease agreement for the same property and equipment. In connection with the lease the Company has the option to repurchase the buildings and brewery equipment from 12 months after the commencement date to the end of the lease term at the greater of the fair market value or an agreed upon amount. Since the lease contains a buyback provision and other related terms, the Company determined it had continuing involvement that did not warrant the recognition of a sale; therefore, the transaction has been accounted for as a long-term financing. The proceeds from the sale, net of transaction costs, have been recorded as a financing obligation in the amount of $3,056,000. Monthly payments under the financing agreement are recorded as interest expense and a reduction in the financing obligation at an implicit rate of 9.9%. The financing obligation is personally guaranteed up to a limit of $150,000 by the principal shareholder and Chief Executive Officer. (see note 10)

In connection with the financing obligation, the Company issued an aggregate of 400,000 warrants to purchase its common stock at $1.20 per share for five years. The 400,000 warrants were valued at $752,000 and reflected as a debt discount, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the 400,000 warrants: strike price of $2.10 to $2.25; term of 5 years; volatility of 91.36% to 110.9%; expected dividends 0%; and discount rate of 2.15% to 2.20%. The 400,000 warrants were recorded as valuation discount and are being amortized over 15 years, the term of the purchase option. Amortization of valuation discount during the nine months ended September 30, 2014 and 2013 was $38,000 and $38,000, respectively.

Long term financing obligation is comprised of the following as of:

	September 30, 2014	December 31, 2013
Financing obligation	$2,703,000	$2,784,000
Valuation discount	(488,000)	(526,000)
	2,215,000	2,258,000
Less current portion	(128,000)	(111,000)
Long term financing obligation	$2,087,000	$2,147,000

7. Stockholders’ Equity

Preferred Stock

On July 25, 2014, dividends were paid on the Series A Preferred stock in the amount of $5,000, by issuing 1,057 shares of common stock.

During the nine months ended September 30, 2013, the remaining 45,602 shares of Series B Convertible Preferred Stock were converted to 319,214 shares of common stock. Accrued dividends of $74,000 were paid by issuing 47,890 shares of common stock.

Common Stock

During the nine months ended September 30, 2014, the Company issued 2,299 shares of common stock for consulting services valued at $4.35 per share with an aggregate value of $10,000 for services rendered. During the nine months ended September 30, 2013, the Company issued 1,250 shares of common stock for services at $4.00 per share with a value of $5,000 for services rendered.

8. Stock Based Compensation

Stock Options

During the nine months ended September 30, 2014, the Company granted 477,500 stock options to various employees at the market price of $4.74 to $5.70 per share. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions used in valuing stock options granted during the nine months ended September 30, 2014 are as follows: (i) volatility rate of between 59.43% and 66.3%, (ii) discount rate of 0.73%, (iii) zero expected dividend yield, and (iv) expected term of 3.5 to 4.5 years based upon the average of the term of the option and the vesting period. The aggregate grant date fair value of the options granted during the nine months ended September 30, 2014, was approximately $765,000.

On June 5, 2014, the Company repriced 323,000 employee options to an exercise price of $4.60 per share, which were previously $4.74-$6.70 per share. The total increase in stock compensation expense, as a result of the repricing was approximately $4,000.

Total stock-based compensation recognized on the Company’s statement of operations for the nine months ended September 30, 2014 and 2013 was $307,000 and $257,000, respectively. Stock based compensation expense for the three months ended September 30, 2014 and 2013 was $90,000 and $69,000 respectively. As of September 30, 2014, the aggregate value of unvested options was $1,108,000 which will vest over an average period of three to four years. There were 204,634 stock options exercised in the nine months ended September 30, 2014 at exercise prices between $1.14 and $5.70 per share. The Company received $25,700 for 10,000 of such exercises and allowed cash-less exercise of 194,634 of such options, issuing 124,783 shares of common stock for a total of 134,783 shares issued relative to stock options in the nine months ended September 30, 2014.

Stock options granted under our equity incentive plans generally vest over 3 – 4 years from the date of grant, at 33% or 25% per year respectively and expire 5 years from the date of grant. The following table summarizes stock option activity for the nine months ended September 30, 2014:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	639,334	$1.84
Granted	477,500	$5.06
Exercised	(204,634)	$2.39
Forfeited or expired	(195,367)	-
Outstanding at September 30, 2014	716,833	$3.96	3.82	$1,397,000
Exercisable at September 30, 2014	198,123	$2.55	3.12	$679,000

The aggregate intrinsic value was calculated as the difference between the market price, which was $5.90, and the exercise price of the Company’s common stock as of September 30, 2014.

The following table summarizes information about stock options at September 30, 2014:

	Options Outstanding at September 30, 2014			Options Exercisable at September 30, 2014
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $1.99	107,833	2.22	$1.24	87,483	$1.22
$2.00 - $4.99	489,000	3.92	$4.27	110,640	$3.60
$5.00 - $5.99	120,000	4.82	$5.13	0	NA
	716,833			198,123

Stock Warrants

During the nine months ended September 30, 2014, no warrants were granted or exercised. The following table summarizes stock warrant activity for the nine months ended September 30, 2014:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	101,963	$2.30
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2014	101,963	$2.30	.62	$367,000
Exercisable at September 30, 2014	101,963	$2.30	.62	$367,000

The intrinsic value was calculated as the difference between the market price, which was $5.90, and the exercise price of the Company’s common stock, as of September 30, 2014.

9. Income Taxes

For the three months ended September 30, 2014, net income was $48,000, and for the nine months ended September 30, 2014 net income was $466,000 and no income tax provision was recorded. For the three months ended September 30, 2013, net income was $34,000 and for the nine months ended September 30, 2013 net loss was ($863,000), and our provision for income taxes was zero. We made no provision for income taxes during periods of net income due to our utilization of federal net operating loss carryforwards to offset both regular taxable income and alternative minimum taxable income.

In accordance with Accounting Standards Codification (“ASC”) 740-10, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. Our deferred tax assets are composed primarily of U.S. federal net operating loss carryforwards. Based on available objective evidence, management believes it is more likely than not that these deferred tax assets are not recognizable and will not be recognizable until its determined that we have sufficient taxable income. Under ASC 740-10, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and disclosures. As of September 30, 2014, the Company does not have a liability for unrecognized tax uncertainties.

10. Subsequent Events

Effective October 1, 2014, the Company executed Amendment #1 to the Long-term Financing Obligation (see Note 6). In exchange for a release from the $150,000 personal guarantee by the principal shareholder and Chief Executive Office, and a release of the brewery equipment which was collateral for the lease agreement, the Company issued 200,000 warrants to purchase it’s common stock for $5.60 per share for five years. The 200,000 warrants were valued at $584,000 using the Black Scholes option pricing model. The following assumptions were made in valuing the 200,000 warrants; term of 5 years, volatility of 59.53%, expected dividends 0% and discount rate of 2.19%. The warrants will be amortized over 5 years.

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

Overview

The results for our third quarter of 2014 reflect continuing strong growth in sales volume among all of our products. Our net sales (see below) increased by 22% in the 2014 third quarter, as compared to 2013, and 17% for the nine month period as compared to 2013. The sales increases are led by our Culture Club Kombucha which was introduced in 2012 and Reed’s and Virgil’s branded product sales. We have decreased promotional spending in favor of national advertising including our first national cable television commercials and national magazine advertising which produce a good return on investment, in the form of increased market penetration and a higher floor of recurring business.

We have maintained a solid #2 position in national Kombucha sales. We believe that there is a strong opportunity to gain additional market share and expand this product line with existing and new customers. As we expand, we are improving our production techniques and we will add a coffee flavor in the fourth quarter of 2014 and will sell 9 Kombucha flavors.

Promotional and other allowances are handled as a direct reduction of sales, so decreasing the promotional spending has the effect of increasing our sales and gross margin percentage, as reflected in the nine month 2014 period as compared to 2013. Our direct cost of tangible goods sold is also decreasing, as production efficiencies are realized, as a percentage of gross sales, and Gross Profit improved from 29% of year to date sales in 2013 to 32% of year to date in 2014 sales.

We have placed a high focus on upgrading our Los Angeles plant equipment in 2014 and on increasing its capacity. Our plant production has increased by approximately 25% in 2014, and we anticipate further improvements in future quarters. In the fourth quarter of 2014 and during the first two quarters of 2015, the Company plans to purchase equipment which will require fewer employees and triple the production line speed. This project will improve production capacity and reduce labor costs. As a result Idle Plant Capacity will be significantly reduced and may be eliminated. The increased West Coast production will also result in lower freight costs since there will be fewer cross country deliveries from the East Coast to West Coast customers. We also have plans to reduce costs at our East Coast production facility.

The Company is discussing its options with financial organizations and expects to reduce its total borrowing costs by over 50% in 2015.

The Company EBITDA increased from $255,000 for the nine months ended September 2013 to $1,880,000 for the nine months ended September 30, 2014 which is a $1,625,000 (637%) improvement.

Results of Operations

The following table sets forth key statistics for the three and nine months ended September 30, 2014 and 2013, respectively.

	Three Months Ended			Nine Months Ended
	September 30,		Pct.	September 30,		Pct.
	2014	2013	Change	2014	2013	Change

Gross sales, net of discounts & returns *	13,590,000	11,501,000	18%	36,036,000	31,290,000	15%
Less: Promotional and other allowances**	1,271,000	1,425,000	-11%	3,580,000	3,569,000	0.3%
Net sales	12,319,000	10,076,000	22%	32,456,000	27,721,000	17%
Cost of tangible goods sold	8,010,000	6,399,000	25%	20,616,000	18,028,000	14%
As a percentage of:
Gross sales	59%	56%		57%	58%
Net sales	65%	64%		64%	65%
Cost of goods sold – idle capacity	424,000	501,000	-15%	1,346,000	1,525,000	-12%
As a percentage of net sales	3%	5%		4%	6%
Gross profit	3,885,000	3,176,000	22%	10,494,000	8,168,000	28%
Gross profit margin as a percentage of net sales	32%	32%		32%	29%

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

Three months ended September 30, 2014 Compared to Three months ended September 30, 2013

Sales

Sales of $12,319,000 for the three months ended September 30, 2014 represented an increase of 22% from $10,076,000 over the prior year same period due a 18% in gross sales and an 11% decrease in promotional spending. Sales growth was driven primarily by a 16% increase in sales of our branded products, including Kombucha, as well as a 49% increase in private label product revenues. Kombucha sales began in the 2012 third quarter and have increased to become approximately 11% of our total net revenues.

Cost of Tangible Goods Sold

Cost of tangible goods sold consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, inventory adjustments, as well as certain internal transfer costs. Our costs of tangible goods sold of $8,010,000 for the three months ended September 30, 2014 represents an increase of 25% from the same period in 2013. The increase is primarily due to the 22% increase in sales. Additionally, the costs of sales for Private Label sales are higher than our branded products and Kombucha.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity consists of direct production costs of our Los Angeles plant in excess of charges allocated to our finished goods in production. Plant costs include labor costs, production supplies, repairs and maintenance, and depreciation. Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis, which is lower than our actual costs incurred. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Idle capacity expenses decreased to $424,000 in the three months ended September 30, 2014, from $501,000 in 2013. The decrease is primarily due to cost controls and better production efficiencies and production unit increases so costs are spread over more units of production. As a percentage of sales, the idle capacity costs decreased to 3% in the 2014 nine month period, from 5% in 2013.

Gross Profit

Our gross profit of $3,885,000 in the three months ended September 30, 2014 represents an increase of $709,000, or 22% from 2013. The increase is primarily due to increased sales. As a percentage of sales, our gross profit was 32% in 2014 and 2013.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling costs increased by 26% to $1,310,000 in the three months ended September 30, 2014 compared to 2013 due to the 22% increase in net sales and higher costs. The $270,000 cost increase is primarily due to freight cost increases of $245,000 caused by a higher portion of our branded products being manufactured at our copacker in Pennsylvania for west coast customers, requiring additional freight costs for delivery. Also, we have offered delivery terms to some new significant customers.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, national advertising, marketing and trade shows. Selling and marketing costs increased to $1,480,000 in the three months ended September 30, 2014 from $1,159,000 in 2013. The $321,000 increase (28%) was primarily due to an increase in national advertising spending of $407,000 for the company’s for national cable television commercials. Our sales staff included 21 members at September 30, 2014 and 18 at September 30, 2013.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $849,000 during the three months ended September 30, 2014 from $763,000 in the same period of 2013, an increase of $86,000 (11%). Insurance costs increased by $41,000 and utility costs increased by $36,000.

Income/Loss from Operations

Our income from operations was $246,000 in the three months ended September 30, 2014, as compared to $214,000 in the same period of 2013 which is a 15% increase. The increase is primarily due to the increase in gross profit contribution of $709,000, or 22%, in the 2014 third quarter as compared to 2013.

Interest Expense

Interest expense increased to $195,000 in the three months ended September 30, 2014, compared to interest expense of $180,000 in the same period of 2013. The increase is primarily due to increased borrowing on our revolving line of credit.

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

MODIFIED EBITDA SCHEDULE

	Three Months Ended September 30,
	2014	2013
Net income (loss)	$48,000	$34,000

Modified EBITDA adjustments:
Depreciation and amortization	144,000	89,000
Interest expense	195,000	180,000
Stock option compensation	90,000	69,000
Other stock compensation for services	-	-
Total EBITDA adjustments	429,000	338,000

Modified EBITDA income from operations	$477,000	$372,000

Nine months ended September 30, 2014 Compared to Nine months ended September 30, 2013

Sales

Sales of $32,456,000 for the nine months ended September 30, 2014 represented an increase of 17% from $27,721,000 in the prior year same period. Sales growth was driven primarily by a 27% increase in sales of our branded products. Kombucha sales began in the 2012 third quarter, increased by 51% for the nine months ended September 30, 2014 over the nine months ended September 30, 2013 and have increased to become approximately 13% of our total net revenues.

Cost of Tangible Goods Sold

Cost of tangible goods sold consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, inventory adjustments, as well as certain internal transfer costs. Our costs of tangible goods sold of $20,616,000 for the nine months ended September 30, 2014 represents an increase of 14% from the same period in 2013. The increase was primarily due to net revenue increases of 17%. During the 2013 second fiscal quarter, a one-time loss on a private label contract of $412,000 was recorded.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity consists of direct production costs of our Los Angeles plant in excess of charges allocated to our finished goods in production. Plant costs include labor costs, production supplies, and repairs and maintenance. Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis, which is lower than our actual costs incurred. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Idle capacity expenses decreased to $1,346,000 in the nine months ended September 30, 2014, from $1,525,000 in 2013. The 12% decrease was primarily due to production efficiencies in the third quarter. Our Kombucha production runs have become much more efficient during our third fiscal quarter and we anticipate additional reductions in our cost of goods sold – idle capacity in the future.

Gross Profit

Our gross profit of $10,494,000 in the nine months ended September 30, 2014 represents an increase of $2,326,000, or 28% over 2013. As a percentage of sales, our gross profit increased to 32% in 2014 as compared to 29% in 2013. As discussed above, our 2013 gross profit was negatively impacted by a loss of $412,000 on a private label contract. The gross profit percentage increase is also impacted by a decrease in promotional discount costs. Since such costs are a deduction from sales, the gross margin percentage is positively impacted by decreased promotional costs. We have reduced the initial substantial discounts on our Kombucha, as we expand this product line into new distribution channels and customers, and have also decreased promotional programs for other branded products. We believe that our promotional investments are an effective way to increase sales growth.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling costs increased by 8% to $3,131,000 in the nine months ended September 30, 2014 compared to 2013. The $231,000 increase is primarily due to freight cost increases of $240,000. The freight cost increases are primarily due to a higher portion of our branded products being manufactured at our copacker in Pennsylvania for west coast customers, requiring additional freight costs for delivery. Also, we have offered delivery terms to several new significant customers.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased overall to $3,604,000 in the nine months ended September 30, 2014 from $2,999,000 in 2013. The $605,000 increase is primarily due to increased advertising costs of $407,000 for the first national cable television commercials, increased compensation of $50,000, other advertising of $47,000 and increased stock option expense of $27,000. Our sales staff was 21 members at September 30, 2014 and 18 at September 30, 2013.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $2,730,000 during the nine months ended September 30, 2014 from $2,663,000 in the same period of 2013, in increase of $67,000 (3%). Compensation costs decreased by $96,000 due to management reductions, stock option expense increased by $54,000, and utilities increased $81,000.

Income/Loss from Operations

Our income from operations was $1,029,000 in the nine months ended September 30, 2014, as compared to a loss of $394,000 in the same 2013 period. The 2013 loss was primarily due to the $412,000 loss on a private label contract in the second quarter.

Interest Expense

Interest expense increased to $560,000 in the nine months ended September 30, 2014, compared to interest expense of $469,000 in the same period of 2013. The decrease is primarily due to a reversal of over-accrued interest on a long-term liability, as determined when the liability was paid in full.

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

MODIFIED EBITDA SCHEDULE

	Nine Months Ended September 30,
	2014	2013
Net (loss) income	$466,000	$(863,000)

Modified EBITDA adjustments:
Depreciation and amortization	536,000	387,000
Interest expense	560,000	469,000
Stock option compensation	308,000	257,000
Other stock compensation for services	10,000	5,000
Total EBITDA adjustments	1,414,000	1,118,000

Modified EBITDA income from operations	$1,880,000	$255,000

Liquidity and Capital Resources

As of September 30, 2014, we had stockholders equity of $4,197,000 (24% increase) and working capital of $1,999,000 (48% increase), compared to stockholders equity of $3,387,000 and working capital of $1,347,000 at December 31, 2013. The increase in our working capital of $652,000 was primarily a result of net income for the nine month period.

Our increase in cash and cash equivalents to $1,705,000 at September 30, 2014 compared to $1,104,000 at December 31, 2013, an increase of $601,000, was primarily a result of cash generated by operating activities of $1,557,000, less purchases of property and equipment to improve plant production, less net debt and long term liability payments of $601,000. In addition to our cash position on September 30, 2014, the Company had availability under our line of credit of approximately $236,000.

Our Loan and Security Agreement with PMC Financial Services Group, LLC provides a $4.5 million revolving line of credit and a $750,000 term loan. The revolving line of credit is based on 85% of eligible accounts receivable and 50% of eligible inventory. The interest rate on the revolving line of credit is at the prime rate plus 3.75% (7% at September 30, 2014). The term loan is for $750,000 and bears interest at the prime rate plus 11.6%, which shall not be below 14.85%, is secured by all of the unencumbered assets of the Company, and is to be repaid in 48 equal installments of principal and interest of $21,000. On May 1, 2013 the term loan was increased back to the original balance of $750,000 under the same terms as the existing term loan. The Company was granted an over advance on its revolving line of credit of $500,000 and a temporary increase in the line amount to $4,800,000 through December 31, 2014. At September 30, 2013, our term loan balance was $684,000.

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

We may not generate sufficient revenues from product sales in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we eventually may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion and marketing and product development plans. In addition, the Company may have losses in the future as we expand our manufacturing capabilities and fund our marketing plans and product development. These losses, among other things, have had and may continue to have an adverse effect on our working capital, total assets and stockholders’ equity. If we are unable to achieve profitability, the market value of our common stock would decline and there would be a material adverse effect on our financial condition.

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

Long-Lived Assets and Impairment. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the three months ended September 30, 2014.

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

We believe there have been no significant changes, during the three month period ended September 30, 2014, to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements - Going Concern (Subtopic 205-10). ASU 2014-15 provides guidance as to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company's financial statement presentation and disclosures.

There were recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”), however such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As consideration for Amendment #1 to the Company’s lease with 525 South Douglas Street, LLC (“Lessor”) dated May 7, 2009, which amendment was effective as of October 1, 2015, the Company issued 200,000 warrants to purchase shares of its common stock to the Lessor at an exercise price of $5.60 per share for five years, valued at $584,000. These warrants are exempt from registration under the Securities Act of 1933 pursuant to section 4(2) on the basis that the recipient has a pre-existing relationship with the Company and there was no public offering.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 8, 2014, the Company entered into Amendment No. 8 to its Loan and Security Agreement with PMC Financial Services Group, LLC dated November 8,2011 pursuant to which the original maturity date of November 7, 2014 and $500,000 over-advance were extended to December 31, 2014.

On November 1, 2014, pursuant to its Master Lease Agreement with PMC Financial Services Group, LLC dated July 11, 2013, the Company financed $493,506 of brewery equipment through a  60 month lease with buyout option at fair market value.

Effective October 1, 2014, the Company entered into Amendment # 1 to its lease with 525 South Douglas Street, LLC (“Lessor”), which lease was originally dated May 7, 2009. The Company exercised its option to release the brewery equipment which was collateral for the lease. As payment, the Company issued 200,000 warrants to purchase shares of its common stock to the Lessor at an exercise price of $5.60 per share for five years. As part of the transaction, the Lessor released the principal shareholder and Chief Executive Officer from his $150,000 personal guarantee of the lease.

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

Reed’s, Inc.
(Registrant)

Date: November 13, 2014	/s/ Christopher J. Reed
Christopher J. Reed
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2014	/s/ Lawrence W. Tomsic
Lawrence W. Tomsic
Interim Chief Financial Officer
(Principal Financial Officer)

