Form 10-K
period 2014-12-31
REED'S, INC.
filed 2015-03-26
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission File Number 000-32501

REED’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2177773
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification Number

13000 South Spring Street
Los Angeles, California	90061
Address of principal executive offices	Zip Code

(310) 217-9400

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange where registered
Common Stock, $.0001 par value per share	NYSE MKT

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

Large Accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2014 was $51,620,000.

13,068,058 common shares, $.001 par value, were outstanding on March 20, 2015.

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

●	Our ability to generate sufficient cash flow to support capital expansion plans and general operating activities,

●	Decreased demand for our products resulting from changes in consumer preferences,

●	Competitive products and pricing pressures and our ability to gain or maintain its share of sales in the marketplace,

●	The introduction of new products,

●	Our being subject to a broad range of evolving federal, state and local laws and regulations including those regarding the labeling and safety of food products, establishing ingredient designations and standards of identity for certain foods, environmental protections, as well as worker health and safety. Changes in these laws and regulations could have a material effect on the way in which we produce and market our products and could result in increased costs,

●	Changes in the cost and availability of raw materials and the ability to maintain our supply arrangements and relationships and procure timely and/or adequate production of all or any of our products,

●	Our ability to penetrate new markets and maintain or expand existing markets,

●	Maintaining existing relationships and expanding the distributor network of our products,

●	The marketing efforts of distributors of our products, most of whom also distribute products that are competitive with our products,

●	Decisions by distributors, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time,

●	The availability and cost of capital to finance our working capital needs and growth plans,

●	The effectiveness of our advertising, marketing and promotional programs,

●	Changes in product category consumption,

●	Economic and political changes,

●	Consumer acceptance of new products, including taste test comparisons,

●	Possible recalls of our products,

●	Our ability to make suitable arrangements for the co-packing of any of our products, and

●	Our ability to find alternative copacking and production facilities for our Kombucha and Private Label products if our Los Angeles production facility is damaged by a disaster.

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

We also have a private label business.

We sell our products throughout the US and in select international markets. We started in specialty gourmet and natural food stores and have moved more into mainstream over time. We estimate that our products are in approximately 40,000 accounts in the US with approximately 12,000 of those being mainstream, supermarkets. We sell our products through a network of natural, gourmet and beer distributors and direct to certain large national retailers.

We produce and co-pack our beverage products in part at our facility in Los Angeles, California, known as the Brewery, and with the majority produced at a contracted co-packing facility in Pennsylvania. The co-pack facility in Pennsylvania supplies us with soda products for the eastern half of the United States and nationally for soda products that we do not produce at The Brewery.

Key elements of our business strategy include:

●	increase our relationship with and sales to the approximately 15,000 supermarkets that carry our products in natural and mainstream and capture more of the 35,000 supermarkets nationwide

●	expand our distribution network by adding regional direct store delivery (DSD’s) and additional direct accounts,

●	stimulate consumer demand and awareness for our existing brands and products through promotions and advertising,

●	develop additional product flavors under our brands (brand extensions) and other new products, including specialty packaging and alternative uses for our products,

●	develop and produce private-label products for select customers,

●	lower our cost of sales for our products by gaining economies of scale in our purchasing, and

●	optimize the size and focus of our sales force to manage our relationships with distributors and retail outlets.

We create consumer demand for our products by:

●	supporting in-store sampling programs of our products,

●	generating free press through public relations,

●	advertising in store publications,

●	maintaining a company website (www.reedsinc.com),

●	active social media campaigns on facebook.com, twitter.com and youtube.com, and

●	participating in large public events as sponsors, and

●	in 2014 we developed our first television commercial that aired nationally on cable television networks

Our principal executive offices are located at 13000 South Spring Street, Los Angeles, California 90061. Our telephone number is (310) 217-9400. Our Internet address is (www.reedsinc.com). Information contained on our website or that is accessible through our website should not be considered to be part of this Annual Report.

Historical Development

Reed’s Original Ginger Brew was created in 1987 by Christopher J. Reed, our founder and Chief Executive Officer, and was introduced to the market in Southern California stores in 1989. By 1990, we began marketing our products through United Natural Foods Inc. (UNFI) and other natural food distributors and moved our production to a larger facility in Boulder, Colorado.

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

We continually introduce new products and line extensions, such as our Virgil’s diet line of ZERO beverages introduced in 2010 and Dr. Better and Light 55 Calories Extra Ginger Brew in 2011. We commenced offering private label products in 2010 and have increased that business significantly in 2012 and 2013. In 2012, we launched four flavors of our Culture Club Kombucha line that in 2013 was increased to eight flavors. In 2014, we launched Culture Club Coffee Kombucha.

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

Our Products

We currently manufacture and sell 31 beverages, four candies and three ice creams. We make all of our products using premium all-natural ingredients and our beverage line is GMO free. Our primary brands are our Reed’s ginger brew line, our Virgil’s line of root beer and our Culture Club Kombucha. Our candy products that include Reed’s Crystallized Ginger Candy and Reed’s Chews represent a lesser portion of revenues, however, the products are popular and sales are expanding. We also sell ginger ice cream.

Reed’s Ginger Brews

Ginger ale is the oldest known soft drink. Before modern soft drink technology existed, non-alcoholic beverages were brewed at home directly from herbs, roots, spices, and fruits. These handcrafted brews were highly prized for their taste and their tonic, health-giving properties. Reed’s Ginger Brews are a revival of this lost art of home brewing sodas. We make them with care and attention to wholesomeness and quality, using the finest fresh herbs, roots, spices, and fruits.

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

Virgil’s Root Beer

Virgil’s is a premium craft root beer. We use all-natural ingredients, including filtered water, unbleached cane sugar, anise from Spain, licorice from France, bourbon vanilla from Madagascar, cinnamon from Sri Lanka, clove from Indonesia, wintergreen from China, sweet birch and molasses from the southern United States, nutmeg from Indonesia, pimento berry oil from Jamaica, balsam oil from Peru and cassia oil from China. We collect these ingredients worldwide and gather them together at the brewing and bottling facilities. We combine these ingredients under strict specifications and finally heat-pasteurize Virgil’s Root Beer, to ensure quality. We sell Virgil’s Root Beer in three packaging styles: 12-ounce bottles in a four-pack, a special swing-lid style pint bottle and a 5-liter self-tapping party keg. The Virgil’s soda line is GMO free.

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

Reed’s Culture Club Kombucha

We introduced our Culture Club Kombucha in 2012. Kombucha is a fermented tea that dates its origin back thousands of years. Among consumers, Kombucha is believed to have healing and cleansing characteristics. Sweetened tea is introduced to a “starter” culture and lightly fermented to produce an acetic drink. We make the finest Kombucha possible, using a combination of Oolong and Yerba Mate teas, spring water and a combination of ginger, organic juices and flavors Initially, we produced four flavors, Goji Ginger, Hibiscus Ginger Grapefruit, Lemon Ginger Raspberry and Cranberry Ginger. We introduced four additional flavors in 2013, Pomegranate Ginger, Coconut Water Lime, Cabernet Grape, and Passion Mango Ginger. In 2014, we added the first Coffee Kombucha.

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

Our private label products have been primarily sparkling juices, waters and teas. We develop the sources for glass and ingredients. We have a variety of packaging options, including swing-lid bottles, foil capsules and various label types. Our Los Angeles facility is certified as SQF level 2 compliant.

New Product Development

We are always working on ideas and products to continue expanding our Reed’s Ginger Brews, Virgil’s product line, Reed’s Ginger Candy and Reed’s Ginger Ice Cream product lines and packaging styles. Among the advantages of our self-operated Brewery are the flexibility to try innovative packaging and the capability to experiment with new product flavors at less cost to our operations or capital.

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

The soft drink industry is highly fragmented and the craft soft drink category consists of such competitors as, Henry Weinhards, Thomas Kemper, Hansen’s, Izze, Boylan and Jones Soda, to name a few. These brands have the advantage of being seen widely in the national market and being commonly known for years through well-funded ad campaigns. Despite our products having a relatively high price for an artisanal premium beverage product, no mass media advertising and a relatively small but growing presence in the mainstream market compared to many of our competitors, we believe that results to date demonstrate that Reed’s Ginger Brews and Virgil’s sodas are making strong inroads and market share gains against some of the larger brands in the market.

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

Competition

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers. Most of these brands have enjoyed broad, well-established national recognition for years, through well-funded ad and other branding campaigns. In addition, the companies manufacturing these products generally have greater financial, marketing and distribution resources than we do. Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. We also compete for distributors who will concentrate on marketing our products over those of our competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the soft drink category could cause our products to be unable to gain or to lose market share or we could experience price erosion. We believe that our all natural innovative beverage recipes, packaging, use of premium ingredients and a trade secret brewing process provide us with a competitive advantage and that our commitments to the highest quality standards and brand innovation are keys to our success.

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

Proprietary Rights

We own trademarks that we consider material to our business. Three of our material trademarks are registered trademarks in the U.S. Patent and Trademark Office: Reed’s Original Ginger Brew All-Natural Jamaican Style Ginger Ale ®, Virgil’s ®, and China Cola ®. Registrations for trademarks in the United States will last indefinitely as long as we continue to use and police the trademarks and renew filings with the applicable governmental offices. We have not been challenged in our right to use any of our material trademarks in the United States. We intend to obtain international registration of certain trademarks in foreign jurisdictions.

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

Bottlers of our beverage products presently offer and use nonrefillable, recyclable containers in the United States and various other markets around the world. Some of these bottlers also offer and use refillable containers, which are also recyclable. Legal requirements apply in various jurisdictions in the United States and overseas requiring that deposits or certain taxes or fees be charged for the sale, marketing and use of certain nonrefillable beverage containers. The precise requirements imposed by these measures vary. Other types of beverage container-related deposit, recycling, tax and/or product stewardship statutes and regulations also apply in various jurisdictions in the United States and overseas. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at local, state and federal levels, both in the United States and elsewhere.

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

Employees

We have 32 full-time employees on our corporate staff, as follows: 2 in general management, 20 in sales and marketing support, and 10 in accounting, administration and operations. We also have 50 production employees that work both full and part time. We employ additional people on a part-time basis as needed. We have never participated in a collective bargaining agreement. We believe that the relationship with our employees is good.

Item 2. Property

We lease a facility of approximately 76,000 square feet, which serves as our principal executive offices, our West Coast Brewery and bottling plant and our Southern California warehouse facility. Approximately 30,000 square feet of the total space is leased under a long-term lease expiring in 2024. We also lease a warehouse of approximately 18,000 square feet under a lease expiring in 2017, a warehouse of approximately 13,000 square feet under a lease expiring in 2017, and a warehouse of 15,000 square feet on a month-to-month basis.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is listed for trading on the NYSE MKT trading under the symbol “REED”. Prior to December 31, 2012, our company traded on the NASDAQ exchange. The following is a summary of the high and low bid prices of our common stock on the NASDAQ and NYSE MKT Capital Markets for the periods presented:

	Sales Price
	High	Low
Year Ending December 31, 2013
First Quarter	$6.50	3.85
Second Quarter	5.40	3.80
Third Quarter	6.65	4.65
Fourth Quarter	8.12	5.05

	Sales Price
	High	Low
Year Ending December 31, 2014
First Quarter	$8.57	$5.69
Second Quarter	5.71	4.29
Third Quarter	6.47	5.00
Fourth Quarter	7.53	5.63

As of December 31, 2014, there were approximately 157 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 13,068,058 outstanding shares of common stock.

Unregistered Sales of Equity Securities

During the fiscal year ended December 31, 2014, we issued the following equity securities that were unregistered under the Securities Act:

●	We issued 2,808 shares of common stock in exchange for consulting services. The value of the stock was based on the closing price of the stock on the issuance or agreed upon date. The total value of shares issued for services was $13,000 the shares were issued pursuant to exemption from registration under Section 4(2) of the Securities Act.

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

We are obligated to pay a non-cumulative 5% dividend from lawfully available assets to the holders of our Series A preferred stock and $0.13 per share per quarter on our Series B preferred stock in either cash or additional shares of common stock at our discretion. In 2014 and 2013, we paid dividends on our Series A preferred stock in an aggregate of 1,057 and 1,064 shares of common stock in each such year, respectively and anticipate that we will be obligated to issue at least this many shares annually to the holders of the Series A preferred stock so long as such shares are issued and outstanding. In 2013, we no longer accrued dividends on our outstanding Series B shares and paid $74,000 of dividends by issuing 3,394 shares of our common stock

Securities Authorized for Issuance Under Equity Compensation Plans

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

Equity Compensation Plan Information

The following table provides information, as of December 31, 2014, with respect to equity securities authorized for issuance under compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a))(c)

Equity compensation plans approved by security holders	705,333	$3.96	189,834
Equity compensation plans not approved by security holders	301,963	$4.49	-
TOTAL	1,007,296	$4.16	189,834

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

Results of Operations

The following table sets forth key statistics for the years ended December 31, 2014 and 2013, respectively.

	Year Ended
	December 31,		Pct.
	2014	2013	Change
Gross sales, net of discounts & returns (a)	$48,061,000	$42,242,000	14%
Less: Promotional and other allowances (b)	4,639,000	4,961,000	-7%
Net sales	43,422,000	37,281,000	16%
Cost of tangible goods sold (c)	28,141,000	23,691,000	18%
As a percentage of:
Gross sales	58%	56%
Net sales	65%	64%
Cost of goods sold – idle capacity (d)	2,275,000	2,796,000	-19%
As a percentage of net sales	5%	7%
Gross profit	$13,006,000	$10,794,000	20%
Gross profit margin as a percentage of net sales	30%	29%

(a) Gross sales is used internally by management as an indicator of and to monitor operating performance, including sales performance of particular products, salesperson performance, product growth or declines and overall Company performance. The use of gross sales allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. We therefore believe that the presentation of gross sales provides a useful measure of our operating performance. Gross sales is not a measure that is recognized under Generally Accepted Accounting Principles “GAAP” and should not be considered as an alternative to net sales, which is determined in accordance with GAAP, and should not be used alone as an indicator of operating performance in place of net sales. Additionally, gross sales may not be comparable to similarly titled measures used by other companies, as gross sales has been defined by our internal reporting practices. In addition, gross sales may not be realized in the form of cash receipts as promotional payments and allowances may be deducted from payments received from certain customers.

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

Year ended December 31, 2014 Compared to Year ended December 31, 2013

Gross Sales

Gross sales of $48,061,000 for the year ended December 31, 2014 represented an increase of 14% from $42,242,000 in the prior year due to strong same store sales and new accounts. Sales growth was driven primarily by increased sales of our branded products of approximately $5,161,000, or 18%. Kombucha sales began in the 2012 third quarter and have increased to become approximately 12% of our total net revenues.

Promotional and other allowances

Promotions and allowances decreased 6% to $4,639,000 (9% of gross sales) for the year ended December 31, 2014 from $4,961,000 (12% of gross sales) in the prior year. This decrease is primarily attributable to a decline in the promotional programs and discounts offered on our branded products.

Net Sales

Sales of $43,422,000 for the year ended December 31, 2014 represented an increase $6,141,000, or 16%, from $37,281,000 in the prior year.

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

Our cost of goods sold increased to $30,416,000 in the year ended December 31, 2014, an increase of approximately $3,929,000 or 15% from 2013. The increase was primarily due to net revenue increases of 16%, an increase in copacking fees per case which was not passed on to our customers and temporary commodities price increases in the third and fourth quarters.

Gross Profit

Our gross profit of $13,006,000 in the year ended December 31, 2014 represents an increase of $2,212,000, or 20% from 2013. As a percentage of sales, our gross profit increased to 30% in 2014 as compared to 29% in 2013. The gross profit percentage increase is also impacted by a decrease in promotional discount costs. Since such costs are a deduction from sales, the gross margin percentage is positively impacted by decreased promotional costs.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling costs increased to $4,478,000 in the year ended December 31, 2014 compared to $3,977,000 in 2013. The $501,000 (13%) increase is less than the 14% gross sales increase primarily due to decreased warehouse costs as inventory levels declined for most of the year.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased overall to $4,838,000 (or 11.1% of net sales) in the year ended December 31, 2014 from $4,180,000 (or 11.2% of net sales) in 2013. The $658,000 increase is primarily due to increased advertising costs of $696,000 including $431,000 for a national cable television advertising campaign in the summer and $289,000 in additional magazine advertising. Our sales staff increased to 19 members at December 31, 2014, from 18 at December 31, 2013.

General and Administrative Expenses

General and administrative expenses include executive, administrative, and finance personnel costs as well as professional fees. General and administrative expenses increased $143,000 to $3,649,000 (or 8.4% of net sales) during the year ended December 31, 2014 from $3,506,000 (or 9.4% of net sales) in 2013. This decrease in the spending rate is attributable to increased efficiencies due to scale. Salaries and wages decreased by $27,000, bank audit fees declined $102,000 while professional, legal and public relations consulting costs increased by $157,000.

Income (Loss) from Operations

Income from operations was $41,000 in the year ended December 31, 2014, as compared to a loss from operations of $869,000 in 2013. The decrease in the operating loss is due to increased net sales, decreased promotional spending, improved production resulting in decreased Idle Capacity Costs and decreases in Freight Costs, Selling and Marketing Costs and General and Administrative costs as a percentage of net sales.

Interest Expense

Interest expense increased to $793,000 in the year ended December 31, 2014, compared to interest expense of $651,000 in the same period of 2013. The company paid $40,000 in loan fees while negotiating new loan options and incurred additional interest for new leases and loan balances. However the new PMC loans have substantially lower interest rates (9% vs. 13% effective rate). The new leases and loans were obtained in order to obtain new machinery and equipment to improve plant operations.

Modified EBITDA

The Company defines modified EBITDA (a non-GAAP measurement) as net income (loss) before interest, taxes, depreciation and amortization, and non-cash share-based compensation expense. Other companies may calculate modified EBITDA differently. Management believes that the presentation of modified EBITDA provides a measure of performance that approximates cash flow before interest expense, and is meaningful to investors.

MODIFIED EBITDA SCHEDULE

	Year ended December 31,
	2014	2013
	(unaudited)	(unaudited)
Net loss	$(754,000)	$(1,520,000)

Modified EBITDA adjustments:
Depreciation and amortization	755,000	550,000
Interest expense	793,000	651,000
Stock option and warrant compensation	396,000	327,000
Stock compensation for services	13,000	5,000
Taxes	2,000	-
Total EBITDA adjustments	1,959,000	1,533,000

Modified EBITDA income from operations	$1,205,000	$13,000

Liquidity and Capital Resources

As of December 31, 2014, we had stockholders equity of $3,652,000 and working capital of $2,207,000, compared to stockholders equity of $3,387,000 and working capital of $1,347,000 at December 31, 2013. The increase in our working capital of $860,000 was primarily a result of cash flow from operations.

Our decrease in cash and cash equivalents to $959,000 at December 31, 2014 compared to $1,163,000 at December 31, 2013, a decrease of $145,000, was primarily a result of cash generated by operating activities of $1,016,000, costs of plant improvements of $330,000, and net financing activities of $831,000 primarily due to increased borrowing for plant expansion less pay downs on the revolving line of credit.

Effective December 5, 2014, the Company renewed and extended its Loan and Security Agreement with PMC Financial Services Group, LLC, (PMC) originally dated November 9, 2011 (as amended, the “Amended Agreement”). The Amended Agreement extends and amends the Revolving Loan and Term Loan and adds a new Capital Expansion Loan (the “Capex Loan”).

The loans have been extended to December 5, 2016 and are subject to a 1% prepayment penalty for prepayment prior to the first anniversary of the effective date. As of the effective date of the Amended Agreement, all three loans have an effective interest rate of 9%.

The Revolving Loan’s maximum revolver amount has been increased to $6,000,000 and the borrowing is based on 85% of Accounts Receivable and 60% of eligible inventory and is secured by substantially all of the Company’s assets. The interest rate on the Revolving Loan is the prime rate plus .35%. The previous interest rate was the prime rate plus 3.75%. The amended monthly management fee is .45% of the average monthly loan balance; the previous fee was .5% of the average monthly loan balance. Therefore, the effective interest rate was lowered from 13% to 9%. The over advance of $500,000 on the revolving line of credit calculation was removed. As of December 31, 2014, the total Revolving Loan outstanding balance was $3,009,000 and the borrowing availability was $1,042,000.

The Term Loan’s outstanding principal balance was increased to $1,500,000 and the annual interest rate has been revised to prime plus 5.75% (currently 9%). The outstanding principal loan balance at the time of the amendment was $496,572 and the previous interest rate was the prime rate plus 11.6% but not less than 14.85%. The monthly Term Loan payments will be interest only payments over the 2 year life of the loan.

The new Capex Loan will finance up to $3,000,000 in new asset purchases for modernization and improvement of the beverage bottling equipment in Los Angeles plant. The Company will pay a 1.5% fee on new asset purchases and the annual interest rate is equal to the prime rate plus 5.75%. At December 31, 2014, the Capex loan balance was $672,000.

The new loan and security agreement documents were signed December 10, 2014.

The revolving line of credit agreement included a financial covenant (debt service coverage ratio) that is effective only if the credit availability under the revolving line of credit falls below $100,000 and another financial covenant (capital expenditures) that the Company will not make capital expenditures in excess of $500,000 in any fiscal year. At December 31, 2013, the credit availability on the revolving line of credit fell below $100,000 and, during 2014; the Company expended more than $500,000 for capital expenditures. Accordingly, these two events caused the Company to be in default under the loan agreement on December 31, 2013. These defaults were waived on March 19, 2014. On December 5, 2014, the Company and PMC executed an amendment to the loan that removed substantially all loan covenants.

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

Long-Lived Assets. Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2014 and 2013, the Company did not recognize any impairments for its property and equipment.

Intangible assets are comprised of indefinite-lived brand names acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized, but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life is appropriate. As part of our impairment test, we first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If further testing is necessary, we compare the estimated fair value of our indefinite-lived intangible asset with its book value. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. For the years ended December 31, 2014 and 2013, the Company did not recognize any impairment charges for its indefinite-lived intangible assets.

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

In January 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items. ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In February, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

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

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Reed’s, Inc.

We have audited the accompanying balance sheets of Reed’s, Inc. as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Reed’s, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Weinberg & Company, P.A.

Los Angeles, California
March 26, 2015

REED’S, INC.

BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$959,000	$1,104,000
Inventory	6,306,000	6,293,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $253,000 and $324,000, respectively	2,500,000	2,143,000
Prepaid inventory	1,287,000	256,000
Prepaid and other current assets	447,000	178,000
Total Current Assets	11,499,000	9,974,000

Property and equipment, net of accumulated depreciation of $3,405,000 and $2,796,000, respectively	4,572,000	3,686,000
Brand names	1,029,000	1,029,000
Deferred financing fees, net of amortization of $107,000 and $40,000, respectively	-	60,000
Total assets	$17,100,000	$14,749,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,894,000	$3,612,000
Accrued expenses	130,000	136,000
Line of credit	3,009,000	4,524,000
Current portion of long term financing obligation	134,000	111,000
Current portion of capital leases payable	125,000	79,000
Current portion of term loan	-	165,000
Total current liabilities	9,292,000	8,627,000

Long term financing obligation, less current portion, net of discount of $1,031,000 and $526,000, respectively	1,508,000	2,147,000
Capital leases payable, less current portion	476,000	106,000
Capital Expansion Loan	672,000	-
Term loan, less current portion	1,500,000	482,000
Total Liabilities	13,448,000	11,362,000

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 and 9,411 shares issued and outstanding, respectively	94,000	94,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 13,068,058 and 12,922,832 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	26,300,000	25,276,000
Accumulated deficit	(22,743,000)	(21,984,000)
Total stockholders’ equity	3,652,000	3,387,000
Total liabilities and stockholders’ equity	$17,100,000	$14,749,000

The accompanying notes are an integral part of these financial statements

REED’S, INC.
STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2014 and 2013

	2014	2013
Sales, net	$43,422,000	$37,281,000
Cost of goods sold	30,416,000	26,487,000
Gross profit	13,006,000	10,794,000

Operating expenses:
Delivery and handling expenses	4,478,000	3,977,000
Selling and marketing expenses	4,838,000	4,180,000
General and administrative expenses	3,649,000	3,506,000
Total operating expenses	12,965,000	11,663,000

Income (Loss) from operations	41,000	(869,000)

Interest expense	(793,000)	(651,000)

Loss before provision for income taxes	(752,000)	(1,520,000)

Income taxes	(2,000)	0

Net loss	(754,000)	(1,520,000)

Preferred stock dividend	(5,000)	(5,000)

Net loss attributable to common stockholders	$(759,000)	$(1,525,000)

Loss per share attributable to common stockholders - basic and diluted	$(0.06)	$(0.12)
Weighted average number of shares outstanding - basic and diluted	13,043,927	12,541,074

The accompanying notes are an integral part of these financial statements

REED’S, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2014 and 2013

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2013	12,084,673	$1,000	10,411	$104,000	45,602	$456,000	$23,996,000	$(20,459,000)	$4,098,000

Fair Value of Common Stock issued for bonuses and services	1,250	-	-	-	-	-	5,000	-	5,000
Common stock issued upon conversion of Series A preferred stock	4,000	-	(1,000)	(10,000)	-	-	10,000	-	-
Common stock issued upon conversion of Series B preferred stock	319,214	-	-	-	(45,602)	(456,000)	456,000	-	-
Exercise of stock options	276,106	-	-	-	-	-	30,000	-	30,000
Exercise of warrants	188,635	-	-	-	-	-	373,000	-	373,000
Fair value vesting of options issued to employees	-	-	-	-	-	-	327,000	-	327,000
Series A preferred stock dividend	1,064	-	-	-	-	-	5,000	(5,000)	-
Common stock paid for Series A and Series B dividend	47,890	-	-	-	-	-	74,000	-	74,000
Net Loss								(1,520,000)	(1,520,000)
Balance, December 31, 2013	12,922,832	1,000	9,411	94,000	-	-	25,276,000	(21,984,000)	3,387,000

Fair Value of common stock issued for services	2,807	-	-	-	-	-	13,000	-	13,000

Exercise of stock options	141,362	-	-	-	-	-	26,000	-	26,000
Fair value of warrants granted as valuation discount		-	-	-	-	-	584,000	-	584,000
Fair value vesting of options issued to employees	-	-	-	-	-	-	396,000	-	396,000
Series A preferred stock dividend	1,057	-	-	-	-	-	5,000	(5,000)	-

Net Loss	-	-	-	-	-	-		(754,000)	(754,000)
Balance, December 31, 2014	13,068,058	$1,000	9,411	$94,000	-	$-	$26,300,000	$(22,743,000)	$3,652,000

The accompanying notes are an integral part of these financial statements

REED’S, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Net loss	$(754,000)	$(1,520,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	755,000	550,000
Fair value vesting of stock options issued to employees	396,000	327,000
Fair value of common stock issued for services	13,000	5,000

(Decrease) increase in allowance for doubtful accounts	71,000	(75,000)
Changes in operating assets and liabilities:
Accounts receivable	(428,000)	(107,000)
Inventory	(13,000)	(499,000)
Prepaid inventory	(1,031,000)	(55,000)
Prepaid expenses and other current assets	(269,000)	34,000
Accounts payable	2,282,000	244,000
Accrued expenses	(6,000)	(97,000)
Net cash provided by operating activities	1,016,000	1,193,000
Cash flows from investing activities:
Purchase of property and equipment	(330,000)	(602,000)
Net cash used in investing activities	(330,000)	(602,000)
Cash flows from financing activities:
Proceeds from stock option and warrant exercises	26,000	403,000
Payments for deferred financing fees	(7,000)	(61,000)
Principal repayments on note term loan	(150,000)	(145,000)
Borrowing on term loan	1,003,000	217,000
Principal repayments on long term financing obligation	(111,000)	(90,000)
Principal repayments on capital lease obligation	(77,000)	(89,000)
Net borrowings (repayments) on existing line of credit	(1,515,000)	1,501,000
Net cash provided by (used in) financing activities	(831,000)	1,736,000
Net (decrease) in cash	(145,000)	(59,000)
Cash at beginning of year	1,104,000	1,163,000
Cash at end of year	$959,000	$1,104,000
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$693,000	$712,000
Taxes	$2,000	$-
Non Cash Investing and Financing Activities
Series A preferred stock converted to common stock	$0	$10,000
Series B preferred stock converted to common stock	$0	$456,000
Common Stock issued in settlement of Series A and Series B preferred stock dividend	$0	$5,000
Series B preferred stock dividend payable in common stock	$5,000	$74,000
Property and equipment acquired through capital lease obligation	$493,000	$107,000
Fair value of warrants granted as valuation discount	$584,000	$0
Property and Equipment acquired through Capital Expansion loan	$672,000	$0

The accompanying notes are an integral part of these financial statements

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

The allowance for doubtful accounts and returns and discounts is established through a provision reducing the carrying value of receivables. At December 31, 2014 and 2013, the allowance for doubtful accounts and returns and discounts was approximately $253,000 and $324,000, respectively.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2014 and 2013, the Company did not recognize any impairment for its property and equipment.

E)	Intangible Assets and Impairment Policy

Intangible assets are comprised of indefinite-lived brand names acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute perpetual cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized, but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life is appropriate. As part of our impairment test, we first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If further testing is necessary, we compare the estimated fair value of our indefinite-lived intangible asset with its book value. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. For the years ended December 31, 2014 and 2013, the Company did not recognize any impairment charges for its indefinite-lived intangible assets.

F)	Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000 at December 31, 2014. The Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the years ended December 31, 2014 and 2013.

During the year ended December 31, 2014, the Company had two customers who accounted for approximately 33% and 14% of its sales, respectively; and during the year ended December 31, 2013, the Company had two customers who accounted for approximately 33% and 12% of its sales, respectively. No other customer accounted for more than 10% of sales in either year. As of December 31, 2014 the Company had accounts receivable due from two customers who comprised $630,000 (25%) and $255,000 (10%) of its total accounts receivable; and as of December 31, 2013 the Company had accounts receivable due from two customers who comprised $584,000 (27%) and $440,000 (21%), respectively, of its total accounts receivable.

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

During the years ended December 31, 2014 and 2013, the Company had one vendor which accounted for approximately 27% and 29%, respectively of purchases. At December 31, 2014 and 2013, the Company had accounts payable due to a vendor who comprised 32% and 21% of its total accounts payable, respectively. No other account was in excess of 10% of the balance of accounts payable as of December 31, 2014 and December 31, 2013.

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, short-term bank loans, accounts payable, notes payable and other payables, approximate their fair values because of the short maturity of these instruments. The carrying values of capital lease obligations and long-term financing obligations approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

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

The Company accounts for certain sales incentives for customers, including slotting fees, as a reduction of gross sales. These sales incentives for the years ended December 31, 2014 and 2013 approximated $4,199,000 and $4,961,000, respectively.

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

For the years ended December 31, 2014 and 2013, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of the following as of:

	December 31,
	2014	2013
Warrants	301,963	101,963
Series A Preferred Stock	37,644	37,644
Options	705,333	639,334
Total	1,044,940	778,941

M)	Advertising Costs

Advertising costs are expensed as incurred and are included in selling expense in the amount of $649,000 and $120,000, for the years ended December 31, 2014 and 2013, respectively. The company spent $431,000 in 2014 for national cable television advertising.

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

The fair value of the Company’s stock option and warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

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

In January 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items. ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In February, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”), however such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

(2)	Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market, and is comprised of the following as of:

	December 31, 2014	December 31, 2013
Raw Materials and Packaging	$3,395,000	$3,118,000
Finished Goods	2,911,000	3,175,000
	$6,306,000	$6,293,000

(3)	Property and Equipment

Property and equipment is comprised of the following as of:

	December 31, 2014	December 31, 2013
Land	$1,108,000	$1,108,000
Building	1,868,000	1,829,000
Vehicles	338,000	338,000
Machinery and equipment	3,312,000	2,348,000
Equipment under capital leases	903,000	415,000
Office equipment	448,000	444,000
	7,977,000	6,482,000
Accumulated depreciation	(3,405,000)	(2,796,000)
	$4,572,000	$3,686,000

Depreciation expense for the years ended December 31, 2014 and 2013 was $609,000 and $445,000, respectively.

Accumulated depreciation on equipment held under capital leases was $326,000 and $231,000 as of December 31, 2014 and 2013, respectively. (See note 8).

(4)	Intangible Assets

Brand Names

Brand names consist of the following three trademarks for natural beverage as of December 31, 2014 and 2013:

Virgil’s	$576,000
China Cola	224,000
Sonoma Sparkler	229,000
$1,029,000

Virgil’s, China Cola, and Sonoma Sparkler brand names are deemed to have indefinite lives and are not amortized, but are tested for impairment annually. For the years ended December 31, 2014 and 2013, the Company did not recognize any impairment charges for its indefinite-lived intangible assets.

Deferred Financing Fees

Deferred financing fees are comprised of the following as of:

	December 31, 2014	December 31, 2013
Loan fees related to financing	$107,000	$100,000
Accumulated amortization	(107,000)	(40,000)
	$-	$60,000

Amortization expense for the years ended December 31, 2014 and 2013 was approximately $67,000 and $55,000 respectively.

(5)	Line of Credit

On November 9, 2011, the Company entered into a Loan and Security Agreement with PMC Financial Services Group, LLC (PMC), which was amended and extended for 2 years on December 5, 2014, provides a $6,000,000 revolving line of credit. The Amended Agreement extends and amends the Revolving Loan and Term Loan (see Note 7) and adds a new Capital Expansion Loan (the “Capex Loan”) (see Note 9). At December 31, 2014 and December 31, 2013, the aggregate amount outstanding under the line of credit was $3,009,000 and $4,524,000 respectively.

The loans mature on December 5, 2016 and are subject to a 1% prepayment penalty for prepayment prior to the first anniversary of the effective date. As of the effective date of the Amended Agreement, all three loans have an effective interest rate of 9%.

The revolving line of credit agreement included a financial covenant (debt service coverage ratio) that is effective only if the credit availability under the revolving line of credit falls below $100,000 and another financial covenant (capital expenditures) that the Company will not make capital expenditures in excess of $500,000 in any fiscal year. At December 31, 2013, the credit availability on the revolving line of credit fell below $100,000 and, during 2014; the Company expended more than $500,000 for capital expenditures. Accordingly, these two events caused the Company to be in default under the loan agreement on December 31, 2013. These defaults were waived on March 19, 2014. On December 5, 2014, the Company and PMC executed an amendment to the loan that removed substantially all loan covenants.

The revolving line of credit is based on 85% of accounts receivable and 60% of eligible inventory and is secured by substantially all of the Company’s assets. The interest rate on the Revolving Loan is the prime rate plus .35% (9% at December 31, 2014). The amended monthly management fee is .45% of the average monthly loan balance. As of December 31, 2014, the Company had borrowing availability of $1,042,000 under the line of credit agreement.

(6)	Long Term Financing Obligation

Long term financing obligation is comprised of the following as of:

	December 31,
	2014	2013
Financing obligation	$2,673,000	$2,784,000
Valuation discount	(1,031,000)	(526,000)
	1,642,000	2,258,000
Less current portion	(134,000)	(111,000)
Long term financing obligation	$1,508,000	$2,147,000

On June 15, 2009, the Company closed escrow on the sale of its two buildings and its brewery equipment and concurrently entered into a long-term lease agreement for the same property and equipment. In connection with the lease the Company has the option to repurchase the buildings and brewery equipment from 12 months after the commencement date to the end of the lease term at the greater of the fair market value or an agreed upon amount. Since the lease contains a buyback provision and other related terms, the Company determined it had continuing involvement that did not warrant the recognition of a sale; therefore, the transaction has been accounted for as a long-term financing. The proceeds from the sale, net of transaction costs, have been recorded as a financing obligation in the amount of $3,056,000. Monthly payments under the financing agreement are recorded as interest expense and a reduction in the financing obligation at an implicit rate of 9.9%. The financing obligation was personally guaranteed up to a limit of $150,000 by the principal shareholder and Chief Executive Officer, Christopher J. Reed.

In connection with the financing obligation, the Company issued an aggregate of 400,000 warrants to purchase its common stock at $1.20 per share for five years. The 400,000 warrants were valued at $752,000 and reflected as a debt discount, using the Black Scholes Merton option pricing model. The following assumptions were utilized in valuing the 400,000 warrants: strike price of $2.10 to $2.25; term of 5 years; volatility of 91.36% to 110.9%; expected dividends 0%; and discount rate of 2.15% to 2.20%. The 400,000 warrants were recorded as valuation discount and are being amortized over 15 years, the term of the purchase option. Amortization of valuation discount was $50,000 during both of the years ended December 31, 2014 and 2013.

Effective October 1, 2014, the Company executed Amendment #1 to the Long-term Financing Obligation. In exchange for a release from the $150,000 personal guarantee by the principal shareholder and Chief Executive Office, and a release of the brewery equipment which was collateral for the lease agreement, the Company issued 200,000 warrants to purchase its common stock for $5.60 per share for five years. The 200,000 warrants were valued at $584,000 using the Black Scholes Merton option pricing model. The following assumptions were made in valuing the 200,000 warrants; term of 5 years, volatility of 59.53%, expected dividends 0% and discount rate of 1.25%. The warrants value of $584,000 will be amortized over the remaining term of the purchase option.

The aggregate amount due under the financing obligation at December 31, 2014 and 2013 was $2,673,000 and $2,784,000, respectively. Aggregate future obligations under the financing obligation are as follows:

Year
2015	$134,000
2016	160,000
2017	190,000
2018	222,000
2019	259,000
Thereafter	1,708,000
Total	$2,673,000

(7)	Term Loan

In connection with the Loan and Security Agreement with PMC Financial Services Group, LLC (see Note 5), the Company entered into a Term Loan. The loan was $750,000 and the interest rate was prime plus 11.6%, not to be below 14.85% (14.85% at December 31, 2013), and was secured by all of the unencumbered assets of the Company.

Effective December 5, 2014 the Term Loan’s outstanding principal balance was increased to $1,500,000 and the annual interest rate was revised to prime plus 5.75% (currently 9%). The outstanding principal loan balance at the time of the amendment was $496,572. Monthly term loan payments are interest only until the December 16, 2016 maturity date when the principal balance is due.

	December 31,
	2014	2013
Term loan	$1,500,000	$647,000
Less current portion	-	(165,000)
Long term debt	$1,500,000	$482,000

Aggregate future obligations under the term loan are as follows:

Year
2015	$-
2016	1,500,000
Total	$1,500,000

(8)	Obligations Under Capital Leases

The Company leases equipment for its brewery operations with an aggregate value of $903,000 under 9 non-cancelable capital leases. Most of the leases are personally guaranteed by the Company’s chief executive officer. Monthly payments range from $189 to $10,441 per month, including interest, at interest rates ranging from 6.51% to 17.31% per annum. At December 31, 2014, monthly payments under these leases aggregated $16,000. The leases expire at various dates through 2019.

Future minimum lease payments under capital leases are as follows:

Years Ending December 31,
2015	179,000
2016	164,000
2017	149,000
2018	166,000
2019	104,000
Total payments	762,000
Less: Amount representing interest	(161,000)
Present value of net minimum lease payments	601,000
Less: Current portion	(125,000)
Non-current portion	$476,000

(9)	Capital Expansion (“CAPEX”) Loan

In connection with the loan and security agreement with PMC, the Company entered into a CAPEX loan in the aggregate outstanding amount not to exceed $3,000,000. The CAPEX loan will finance new asset purchases for modernization and improvement of the beverage bottling equipment in the Los Angeles plant. Interest only on the CAPEX loan shall be paid from time to time until the end of each fiscal quarter, at which time the principal amounts of each outstanding CAPEX loan will be aggregated and repaid in 48 equal monthly installments of principal plus accrued but unpaid interest. The interest rate on the CAPEX loan is the prime rate plus 5.75% (9% at December 31, 2014). At December 31, 2014, balance on the CAPEX loan balance was $672,000 and as of December 31, 2014, the Company had future borrowing availability of $2,328,000.

2014	2013
$672,000	$-

(10)	Stockholders’ Equity

Preferred Stock

Series A

Series A Preferred stock consists of 500,000 shares $10.00 par value, 5% non-cumulative, participating, preferred stock. As of December 31, 2014 and 2013, there were 9,411 and 9,411 shares outstanding, respectively, with a liquidation preference of $10.00 per share. Each share of Series A Preferred stock can be converted into four shares of Reed’s common stock.

The Series A Preferred shares have a 5% pro-rata annual non-cumulative dividend. The dividend can be paid in cash or, in the sole and absolute discretion of our board of directors, in shares of common stock based on its then fair market value. We cannot declare or pay any dividend on shares of our securities ranking junior to the preferred stock until the holders of our preferred stock have received the full non-cumulative dividend to which they are entitled. In addition, the holders of our preferred stock are entitled to receive pro rata distributions of dividends on an “as converted” basis with the holders of our common stock. During the year ended December 31, 2014 the Company accrued and paid a $5,000 dividend payable to the preferred shareholders, which the board of directors elected to pay through the issuance of 1,057 shares of its common stock. During the year ended December 31, 2013 the Company paid a $5,000 dividend payable to the preferred shareholders through the issuance of 1,064 shares of its common stock.

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

The Series A preferred stock may be converted, at the option of the holder, at any time after issuance and prior to the date such stock is redeemed, into four shares of common stock, subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, recapitalization, reclassification and similar transactions. We are obligated to reserve out of our authorized but unissued shares of common stock a sufficient number of such shares to effect the conversion of all outstanding shares of Series A preferred stock. During 2013, 1,000 shares of Series A preferred stock were converted into 4,000 shares of common stock.

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

Common Stock

Common stock consists of $.0001 par value, 19,500,000 shares authorized, 13,268,058 shares issued and 13,068,058 outstanding as of December 31, 2014 and 12,922,832 shares issued and outstanding as of December 31, 2013.

During the year ended December 31, 2014, the Company issued 2,807 shares of common stock for consulting services valued at an aggregate value of $13,000 for services rendered. During the year ended December 31, 2013, the Company issued 1,250 shares of common stock for services at $4.00 per share with a value of $5,000.

(11)	Stock Options and Warrants

A)	Stock Options

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

During the years ended December 31, 2014 and 2013, the Company granted 477,500 and 414,000 options, respectively, to purchase the Company’s common stock at a weighted exercise price of $4.73 and $3.99, respectively, to employees under the Plans. The aggregate value of the options vesting, net of forfeitures, during the years ended December 31, 2014 and 2013 was $396,000 and $327,000, respectively, and has been reflected as compensation cost. As of December 31, 2014, the aggregate value of unvested options was $798,000, which will be amortized as compensation cost as the options vest, over 2 to 4 years.

On June 5, 2014, the Company repriced 323,000 employee options to an exercise price of $4.60 per share, which were previously $4.74-$6.70 per share. The total increase in stock compensation expense, as a result of the repricing was approximately $4,000.

There were 216,134 stock options exercised in the year ended December 31, 2014 at exercise prices between $1.14 and $5.70 per share. The Company received $25,700 for 10,000 of such exercises and allowed cash-less exercise of 206,134 of such options, issuing 131,362 shares of common stock for a total of 141,362 shares issued relative to stock options during the year ended December 31, 2014.

During the year ended December 31, 2013 there were 348,332 options exercised at an average price of $1.14. Most of such exercises were cash-less, however, the Company did receive proceeds from certain exercises aggregating $30,000.

The weighted-average grant date fair value of options granted during 2014 and 2013 was $2.03 and $1.97, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. For purposes of determining the expected life of the option, an average of the estimated holding period is used. The risk-free rate for periods within the contractual life of the options is based on the U. S. Treasury yield in effect at the time of the grant.

	Year ended December 31,
	2014	2013
Expected volatility	59 - 66%	71%
Expected dividends	—	—
Expected average term (in years)	3.5 - 4.5	3.0
Risk free rate - average	0.7%	0.8%
Forfeiture rate	0%	0%

A summary of option activity as of December 31, 2014 and changes during the two years then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	607,000	$1.27
Granted	414,000	$3.99
Exercised	(348,332)	$1.14
Forfeited or expired	(33,334)	$3.71
Outstanding at December 31, 2013	639,334	$3.18
Granted	477,500	$4.73
Exercised	(216,134)	$2.26
Forfeited or expired	(195,367)	$4.33
Outstanding at December 31, 2014	705,333	$3.96	3.6	$1,362,000
Exercisable at December 31, 2014	204,757	$3.68	3.5	$720,000

As of December 31, 2014, the aggregate intrinsic values of $1,362,000 and $720,000 were calculated as the difference between the market price and the exercise price of the Company’s stock, which was $5.91 as of December 31, 2014.

A summary of the status of the Company’s nonvested shares granted under the Company’s stock option plan as of December 31, 2014 and changes during the year then ended is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2013	370,251	$1.89
Granted	477,500	$4.73
Vested	(166,751)	$2.56
Forfeited	(180,424)	$4.33
Nonvested at December 31, 2014	500,576	$4.50

Additional information regarding options outstanding as of December 31, 2014 is as follows:

	Options Outstanding at December 31, 2014			Options Exercisable at December 31, 2014
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $1.99	107,333	1.9	$1.27	102,334	$1.47
$2.00 - $4.99	478,000	3.7	$4.28	99,090	$3.52
$5.00 - $6.99	120,000	4.6	$5.13	3,333	5.70
	705,333			204,757

B)	Warrants

Effective October 1, 2014, the Company executed Amendment #1 to the Long-term Financing Obligation (see Note 6). In exchange for a release from the $150,000 personal guarantee by the principal shareholder and Chief Executive Office, and a release of the brewery equipment which was collateral for the lease agreement, the Company issued 200,000 warrants to purchase its common stock for $5.60 per share for five years. The 200,000 warrants were valued at $584,000 using the Black Scholes Merton option pricing model. The following assumptions were made in valuing the 200,000 warrants; term of 5 years, volatility of 59.53%, expected dividends 0% and discount rate of 1.25%. The warrants will be amortized over 5 years.

During the year ended December 31, 2013 there were no warrants granted. During the year ended December 31, 2013 there were 215,290 warrants exercised at prices between $2.10 per share and $2.77 per share (an average price of $2.45), resulting in proceeds to the Company of $373,000 and 188,635 shares of common stock issued.

The following table summarizes warrant activity for the two years ended December 31, 2014:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31,2012	317,253	$2.30
Granted	-	-
Exercised	(215,290)	2.45
Forfeited or expired	-	-
Outstanding at December 31, 2013	101,963	$2.30
Granted	200,000	5.60
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2014	301,963	$4.49	3.3	$430,000
Exercisable at December 31, 2014	301,963	$4.49	3.3	$430,000

As of December 31, 2014, the aggregate intrinsic value of $430,000 was calculated as the difference between the market price and the exercise price of the Company’s stock, which was $5.91 as of December 31, 2014.

The fair value of each warrant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Expected volatility is based on the historical volatility of the Company. For purposes of determining the expected life of the warrant, the full contract life of the warrant is used. The risk-free rate for periods within the contractual life of the warrants is based on the U. S. Treasury yield in effect at the time of the grant.

The following table summarizes the outstanding warrants to purchase Common Stock at December 31, 2014:

Number	Exercise Price	Expiration Dates
20,803	$2.10	February 2015
64,899	$2.25	April 2015
16,261	$2.77	February 2016
200,000	$5.60	September 2019
301,963

(12)	Income Taxes

At December 31, 2014 and 2013, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $17.8 million and $16.5 million for Federal purposes, respectively, and $13.3 million and $12.5 million for state purposes respectively. The Federal carryforward expires in 2033 and the state carryforward expires in 2018. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2014 and 2013, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2014 and 2013, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2007 through 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

Significant components of the Company’s deferred income tax assets are as follows as of:

	December 31, 2014	December 31, 2013
Deferred income tax asset:
Net operating loss carryforward	$7,600,000	$6,400,000
Valuation allowance	(7,600,000)	(6,400,000)
Net deferred income tax asset	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Year Ended
	December 31,
	2014	2013
Federal Statutory tax rate	(34)%	(34)%
State tax, net of federal benefit	(5)%	(5)%
	(39)%	(39)%
Valuation allowance	39%	39%
Effective tax rate	-%	-%

(13)	Commitments and Contingencies

Lease Commitments

The Company leases warehouse space under non-cancelable operating leases. Rental expense under these and other operating leases for the years ended December 31, 2014 and 2013 was $203,000 and $196,000, respectively.

Future payments under these leases as of December 31, 2014 are as follows:

Year ending December 31,	Amount
2015	$155,000
2016	155,000
2017	137,000
Total	$447,000

Other Commitments

The Company has entered into contracts with customers with clauses that commit the Company to pay fees if the Company terminates the agreement early or without cause. The contracts call for the customer to have the right to distribute the Company’s products to a defined type of retailer within a defined geographic region. If the Company should terminate the contract or not automatically renew the agreements without cause, amounts would be due to the customer. As of December 31, 2014 and 2013, the Company has no plans to terminate or not renew any agreement with any of their customers; therefore, no such fees have been accrued in the accompanying financial statements.

(14)	Legal Proceedings

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

(15)	Related Party Activity

During the year ended December 31, 2008, the Company entered into an agreement for the distribution of its products internationally. The agreement is between the Company and a company controlled by two brothers of Christopher Reed, Chief Executive Officer of the Company. The agreement remains in effect until terminated by either party and requires the Company to pay 10% of the defined sales of the previous month. During the year ended December 31, 2014, the Company paid commissions of $1,000, and during the year ended December 31, 2013, the Company paid commissions of $15,000.

(16)	Subsequent Events

On January 16, 2015, the Company granted options to employees to purchase 238,000 shares of the Company’s common stock with an exercise price of $5.39 per share. The fair value of the options on the date granted was determined to be approximately $658,000 using the Black-Scholes-Merton option pricing model with the following assumptions: risk-free interest rate of 1.64%; dividend yield of 0%; volatility of 62.71%; with an expected life of 4.5 years and will be amortized ratably over the vesting period of 4 years.

On March 9, 2015, Mark Beaton was hired as Chief Operating Officer of Reed’s Inc. He will be paid a base annual salary of $175,000 and was granted 70,000 stock options priced at $6.46. The fair value of the options on the date granted was determined to be approximately $224,000 using the Black-Scholes-Merton option pricing model with the following assumptions: risk-free interest rate of 1.64%; dividend yield of 0%; volatility of 60.12%; with an expected life of 4.5 years and will be amortized ratably over the vesting period of 4 years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

General

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their death, resignation or removal. Officers serve at the discretion of the board of directors. Our board members are encouraged to attend meetings of the board of directors and the annual meeting of stockholders. The board of directors held nine meetings in 2014. The following table sets forth certain information with respect to our current directors and executive officers:

Name	Position	Age

Christopher J. Reed	President, Chief Executive Officer and Chairman of the Board	56
Lawrence W. Tomsic	Interim Chief Financial Officer	62
Mark B. Beaton	Chief Operating Officer	51
Judy Holloway Reed	Secretary and Director	55
Mark Harris	Director	59
Daniel S.J. Muffoletto	Director	60
Michael Fischman	Director	59

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

Lawrence W. Tomsic is a Certified Public Accountant and has extensive experience as a chief financial officer, controller, and auditor, providing expertise to public, private and non-profit companies. Mr. Tomsic has worked most recently as a consulting CFO for small companies from May 2012 to May 2014. Mr. Tomsic served as Chief Financial Officer of LiveDeal, Inc. (LIVE) which is a NASDAQ Listed SEC company, a provider of internet based website development, web hosting and advertising services from November 2009 to May 2012. He worked as a consulting CFO partner with B2BCFO in 2009, as Controller with Alliance Residential in 2008, and as a consulting CFO from 2006 – 2008. From 1997 to 2006, he served as Chief Financial Officer for John R. Wood, Inc. a luxury real estate broker. Mr. Tomsic received a BS degree in Accounting from the University of Delaware in 1975 and an MBA from the University of Denver in 1976.

Mark B. Beaton was hired as Chief Operating Officer March 9, 2015 and brings over 17 years of experience directing high-volume, multi-site operations for major Fortune 500 CPG companies including Dr. Pepper/Snapple Group, Pepsi Bottling Group and United Parcel Service. Prior to joining Reed’s, Mark worked as Vice President of Operations at the Dr. Pepper/Snapple Group from June 2007 through September 2014 where he drove operational efficiencies and was responsible for leading and directing functions that focused on warehouse and distribution operations, inventory management, environmental health and safety and a corporate real estate portfolio. While at Dr. Pepper, Mark was responsible for leadership across the packaged beverage network of 160 distribution facilities that delivered 290 million cases and more than $5 billion of annual sales. He worked as a beverage manufacturing and distribution consultant from October 2014 – February 2015. Additional positions throughout Mark’s career include the Director of Supply Chain Technology and Warehousing at Cadbury Schweppes Bottling Group where he was responsible for developing and managing strategies for delivering productivity and process improvement across 166 distribution centers in North America. Mark also served in Production, Maintenance and Product Availability Manager Roles with the Pepsi Bottling Group. Mark began his career as a Hub Operations Supervisor at UPS and is a Certified Lean Six Sigma Green Belt who also served in the United States Army.

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

Daniel S.J. Muffoletto, N.D. has been a member of our board of directors from April 2005 to December 2006 and from January 2007 to the present. Dr. Muffoletto has practiced as a Naturopathic Physician since 1986. He has served as chief executive officer of Its Your Earth, a natural products marketing company since June 2004. From 2003 to 2005, Dr. Muffoletto worked as Sales and Marketing Director for Worthington, Moore & Jacobs, a Commercial Law League member firm serving FedEx, UPS, DHL and Kodak, among others. From 2001 to 2003, he was the owner-operator of the David St. Michel Art Gallery in Montreal, Québec. From 1991 to 2001, Dr. Muffoletto was the owner/operator of a Naturopathic Apothecary, Herbal Alter*Natives of Seattle, Washington and Ellicott City, Maryland. The apothecary housed Dr. Muffoletto’s Naturopathic practice. Dr. Muffoletto received a Bachelor’s of Arts degree in Government and Communications from the University of Baltimore in 1977, and conducted postgraduate work in the schools of Public Administration and Publication Design at the University of Baltimore from 1978 to 1979. In 1986, he received his Doctorate of Naturopathic Medicine from the Santa Fe Academy of Healing, Santa Fe, New Mexico.

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

Item 11. Executive Compensation

The following table summarizes all compensation for fiscal years 2014 and 2013 received by our principal executive officer, former principal financial officers and former chief operating officer, who were our “Named Executive Officers”.

Name and Principal Position	Year	Salary	Bonus		Stock Awards		Option Awards ($)(1)	Non- Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation		Total

Christopher J. Reed,	2014	$217,000		$30,000		56,400	$-	-	-	$5,000	(2)	$308,400
Chief Executive Officer (Principal Executive Officer)	2013	$217,000		$29,000		46,750	$-	-	-	$5,000	(2)	$297,750

Lawrence W. Tomsic	2014	$105,000		$4,000								$109,000
Chief Financial Officer (Principal Financial Officer)

David J Williams	2014	$78,367				$10,000						$88,367
former Chief Financial Officer (Principal Financial Officer) (3)

James Linesch, former Chief Financial Officer	2014	$19,432		$-		-	$-	-	-	-		$19,432
(Principal Financial Officer) (4)	2013	$175,000		$14,000		-	$-	-	-	-		$189,000

Thierry Foucaut,	2014	$21,837	$		$		$-					$21,837
former Chief Operating Officer (5)	2013	$180,000		$14,000	$		$-					$194,000

(1)	The amounts represent the fair value for all share-based payment awards, calculated on the date of grant in accordance with Financial Accounting Standards, excluding any impact of assumed forfeiture rates.
(2)	Represents value of automobile provided to Christopher J. Reed.
(3)	Reed’s and David J. Williams agreed to a mutual separation on May 22, 2014.
(4)	James Linesch resigned from his position as Chief Financial Officer effective January 30, 2014.
(5)	Thierry Foucaut resigned from his position as Chief Operating Officer effective February 4, 2014.

Employment Agreements

There are no employment agreements with our executive officers. Mr. Reed is currently paid an annual salary of $227,000. Mr. Tomsic is currently paid an annual salary of $180,000. Mr. Williams, as Interim Chief Financial Officer, was paid consulting fees equivalent to an annual salary of $180,000. Mr. Linesch was paid an annual salary of $175,000 through the date of his resignation; and Mr. Foucaut was paid an annual salary of $180,000 through the date of his resignation. Any bonuses are discretionary.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2014

		Number of		Equity Incentive
	Number of	Securities		Plan Awards:
	Securities	Underlying		Number of
	Underlying	Unexercised		Securities
	Unexercised	Options		Underlying	Option	Option
	Options (#)	(#)		Unexercised	Exercise	Expiration
Name and Position	Exercisable	Unexercisable		Unearned Options	Price	Date
Christopher J. Reed, Chief Executive Officer	50,000	50,000		-	$1.14	12/22/16
	25,000	12,500	(1)		$4.00	03/03/18
	30,000	7,500	(2)	-	$4.60	4/9/19
Lawrence W. Tomsic, Chief Financial Officer		100,000	(3)	-	$4.60	5/26/18

Vesting of Options:

(1)	Options vest 25% immediately and 25% per year.
(2)	These options vest 33% per year.
(3)	These options vest 25% per year.

Director Compensation

The following table summarizes the compensation paid to our directors for the fiscal year ended December 31, 2014

	Fees
	Earned or				Non-Equity
	Paid in		Stock	Option	Incentive Plan	All Other
Name	Cash		Awards	Awards	Compensation	Compensation	Total
Judy Holloway Reed	$1,350						$1,350
Mark Harris	$-		$2,700				$2,700
Daniel S.J. Muffoletto	$13,529	(1)					$13,529
Michael Fischman	$1,500						$1,500

(1)	Since November 2007, Dr. Muffoletto receives $833 per month to serve as the Chairman of the Audit Committee.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table reflects, as of March 20, 2015, the beneficial common stock ownership of: (a) each of our directors, (b) each of our current named executive officers, (c) each person known by us to be a beneficial holder of 5% or more of our common stock, and (d) all of our executive officers and directors as a group.

Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated, the principal address of each listed executive officer and director is 13000 South Spring Street, Los Angeles, California 90061.

Named Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)

Directors and Named Executive Officers
Christopher J. Reed (2)	2,371,890	18.2
Judy Holloway Reed (2)	2,371,890	18.2
Mark Harris (3)	509	*
Daniel S.J. Muffoletto, N.D.	0	*
Michael Fischman	0	*
Lawrence W. Tomsic	0	*

Directors and executive officers as a group (6 persons)	2,372,399	18.2

5% or greater stockholders
Robert Reed (4)	800,000	6.1
* Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 20, 2015 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Percentage of ownership is based on 13,068,058 shares of common stock outstanding as of March 20, 2015.
(2)	Christopher J. Reed and Judy Holloway Reed are husband and wife. The same number of shares of common stock is shown for each of them, as they may each be deemed to be the beneficial owner of all of such shares. Consists of 2,371,890 shares of common stock and options to purchase 62,500 shares of common stock. Does not include options to purchase up to 42,500 shares of common stock, which vest over three years.
(3)	The address for Mr. Harris is 160 Barranca Road, Newbury Park, California 91320.
(4)	Robert Reed is the trustee of the Reed Family Irrevocable Trust One and the Reed Family Irrevocable Trust Two. Each trust owns 400,000 shares of common stock. As sole Trustee, Robert Reed holds voting and dispositive power over all of these shares.

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

During the years December 31, 2014 and 2013, we have participated in the following transactions in which a related person had or will have a direct or indirect material interest:

Judy Holloway Reed, our Secretary and director, is Christopher J. Reed’s spouse.

During the year ended December 31, 2008, the Company entered into an agreement for the distribution of its products internationally. The agreement is between the Company and a company controlled by two brothers of Christopher Reed, Chief Executive Officer of the Company. The agreement remains in effect until terminated by either party and requires the Company to pay 10% of the defined sales of the previous month. During the year ended December 31, 2014, the Company paid commissions on sales of $15,000, and during the year ended December 31, 2013, the Company paid commissions on sales of $66,000.

Item 14. Principal Accounting Fees and Services

Weinberg & Company, P.A. (“Weinberg”) was our independent registered public accounting firm for the years ended December 31, 2014 and 2013.

The following table shows the fees paid or accrued by us for the audit and other services provided by Weinberg for the years ended December 31, 2014 and 2013.

	2014	2013

Audit Fees	$134,000	$87,000
Audit-Related Fees	0	0
Tax Fees	18,000	9,000
All Other Fees	0	0
Total	$156,000	$96,000

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

Audit Fees

Services provided to us by Weinberg with respect to such periods consisted of the audits of our financial statements and limited reviews of the financial statements included in Quarterly Reports on Form 10-Q. Weinberg also provided services with respect to the filing of our registration statements in 2014 and 2013.

Audit Related Fees

Weinberg did not provide any professional services to us with which would relate to “audit related fees.”

Tax Fees

Weinberg prepared our 2014 and 2013 Federal and state income taxes.

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

Date: March 26, 2015	REED’S, INC.
a Delaware corporation

	By:	/s/ Christopher J. Reed
Christopher J. Reed
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. REED	Chief Executive Officer, President and Chairman of the Board of Directors	March 26, 2015
Christopher J. Reed	(Principal Executive Officer)

/s/ LAWRENCE W. TOMSIC	Interim Chief Financial Officer	March 26, 2015
Lawrence W. Tomsic	(Principal Financial Officer)

/s/ JUDY HOLLOWAY REED	Director	March 26, 2015
Judy Holloway Reed

/s/ MARK HARRIS	Director	March 26, 2015
Mark Harris

/s/ DANIEL S.J. MUFFOLETTO	Director	March 26, 2015
Daniel S.J. Muffoletto

/s/ MICHAEL FISCHMAN	Director	March 26, 2015
Michael Fischman

EXHIBIT INDEX

3.1	Certificate of Incorporation of Reed’s, Inc. as filed September 7, 2001 (Incorporated by reference to Exhibit 3.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
3.2	Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc. as filed September 27, 2004 (Incorporated by reference to Exhibit 3.2 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
3.3	Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc. as filed December 18, 2007 (Incorporated by reference to Exhibit 3.3 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Reed’s, Inc. as filed October 12, 2004 (Incorporated by reference to Exhibit 3.3 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
3.5	Certificate of Correction to Certificate of Designations as filed November 10, 2004 (Incorporated by reference to Exhibit 3.4 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
3.6	Amended Certificate of Designation of Series B Convertible Preferred Stock, filed December 4, 2009 (filed herewith)
3.7	Bylaws of Reed’s Inc., as amended (Incorporated by reference to Exhibit 3.1 to Reed’s, Inc.’s Current Report on Form 8-K filed December 19, 2012)
4.1	Form of common stock certificate (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
4.2	Form of Series A preferred stock certificate (Incorporated by reference to Exhibit 4.2 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))
10.1	Waiver to Loan and Security Agreement dated January 5, 2009 (Incorporated by reference to Exhibit 10.19 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))
10.2*	2001 Stock Option Plan (Incorporated by reference to Exhibit 4.3 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451)
10.3	Reed’s Inc. Master Brokerage Agreement between Reed’s, Inc. and Reed’s Brokerage, Inc. dated May 1, 2008 (Incorporated by reference to Exhibit 10.21 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))
10.4*	2007 Stock Option Plan (Incorporated by reference to Exhibit 10.22 to Reed’s, Inc.’s Form 10-K filed March 27, 2009)
10.5*	2009 Consultant Stock Plan (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form S-8 (File No. 333-157359))
10.6*	2010 Incentive Stock Plan (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form S-8 (File No. 333-165906))
10.7*	2010-2 Incentive Stock Plan (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form S-8 (File No.
10.8	Loan and Security Agreement between PMC Financial Services Group, LLC and Reed’s, Inc. dated November 8, 2011 (Incorporated by reference to Exhibit 10.15 to Reed’s, Inc.’s Form 10-Q as filed November 14, 2011)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-157359))
21.	Subsidiaries of Reed’s, Inc., filed herewith.
23.1	Consent of Weinberg & Co., P.A., filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

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

