Form 10-Q
period 2015-03-31
REED'S, INC.
filed 2015-05-11
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 13,081,947 shares of Common Stock outstanding as of May 7, 2015.

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

2

3

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S, INC.

CONDENSED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$1,221,000	$959,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $252,000 and $253,000, respectively	2,978,000	2,500,000
Inventory, net of reserve for obsolescence of $75,000 and $90,000, respectively	8,360,000	6,306,000
Prepaid inventory	813,000	1,287,000
Prepaid and other current assets	529,000	447,000
Total Current Assets	13,901,000	11,499,000

Property and equipment, net of accumulated depreciation of $3,604,000 and $3,405,000, respectively	5,035,000	4,572,000
Brand names	1,029,000	1,029,000
Total assets	$19,965,000	$17,100,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,161,000	$5,894,000
Accrued expenses	141,000	130,000
Line of credit	4,113,000	3,009,000
Current portion of long term financing obligation	134,000	134,000
Current portion of capital leases payable	125,000	125,000
Total current liabilities	11,674,000	9,292,000

Long term financing obligation, less current portion, net of discount of $1,017,000 and $1,031,000, respectively	1,491,000	1,508,000
Capital leases payable, less current portion	443,000	476,000
Capital expansion loan	1,233,000	672,000
Term loan	1,500,000	1,500,000
Total Liabilities	16,341,000	13,448,000

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94,000	94,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 13,081,947 and 13,068,058 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	26,543,000	26,300,000
Accumulated deficit	(23,014,000)	(22,743,000)
Total stockholders’ equity	3,624,000	3,652,000
Total liabilities and stockholders’ equity	$19,965,000	$17,100,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three months ended March 31,
	2015	2014
Sales	$10,672,000	$8,950,000

Cost of goods sold	7,413,000	6,047,000

Gross profit	3,259,000	2,903,000

Operating expenses:
Delivery and handling expenses	1,169,000	895,000
Selling and marketing expense	1,193,000	1,068,000
General and administrative expense	968,000	972,000
Total operating expenses	3,330,000	2,935,000

Loss from operations	(71,000)	(32,000)

Interest expense	(200,000)	(188,000)

Net loss	$(271,000)	$(220,000)

Loss per share – basic and diluted	$(0.02)	$(0.02)
Weighted average number of shares outstanding – basic and diluted	13,068,675	12,965,314

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2015

(Unaudited)

			Series A		Additional		Total
	Common Stock		Preferred Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2015	13,068,058	$1,000	9,411	$94,000	$26,300,000	$(22,743,000)	$3,652,000

Common shares issued upon exercise of warrants	13,889	-	-	-	31,000	-	31,000
Fair value vesting of options issued for services	-	-	-	-	212,000	-	212,000
Net loss	-	-	-	-	-	(271,000)	(271,000)
Balance, March 31, 2015	13,081,947	$1,000	9,411	$94,000	$26,543,000	$(23,014,000)	$3,624,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net (loss)	$(271,000)	$(220,000)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	213,000	181,000
Fair value of stock options issued to employees	212,000	99,000
(Decrease) increase in allowance for doubtful accounts	1,000	(14,000)
Changes in assets and liabilities:
Accounts receivable	(479,000)	(404,000)
Inventory	(2,054,000)	217,000
Prepaid Inventory	474,000	(117,000)
Prepaid expenses and other current assets	168,000	(3,000)
Accounts payable	1,267,000	356,000
Accrued expenses	11,000	(10,000)
Net cash provided by (used in) operating activities	(458,000)	85,000
Cash flows from investing activities:
Purchase of property and equipment	(351,000)	(73,000)
Net cash used in investing activities	(351,000)	(73,000)
Cash flows from financing activities:
Proceeds from stock option and warrant exercises	31,000	20,000
Payment of deferred financing fees	-	(7,000)
Principal repayments on long term financing obligation	(31,000)	(25,000)
Principal repayments on capital lease obligation	(33,000)	(30,000)
Principal repayments on term loan	-	(39,000)
Net draw down (repayment) on line of credit	1,104,000	69,000
Net cash (used in) provided by financing activities	1,071,000	(12,000)
Net (decrease) increase in cash	262,000	-
Cash at beginning of period	959,000	1,104,000
Cash at end of period	$1,221,000	$1,104,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$201,000	$188,000
Non Cash Investing and Financing Activities
Property and equipment acquired through capital expansion loan	$311,000	$-
Other current assets acquired through capital expansion loan	250,000	-

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three Months Ended March 31, 2015 and 2014 (Unaudited)

1. Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reed’s, Inc. (the “Company”), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2015 and the results of operations and cash flows for the three months ended March 31, 2015 and 2014. The balance sheet as of December 31, 2014 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2015.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2015.

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

The Company had potentially dilutive securities that consisted of:

	March 31, 2015	March 31, 2014

Warrants	267,271	101,963
Series A Preferred Stock	37,644	37,644
Options	1,013,333	440,635
Total	1,318,248	580,242

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

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

In February, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage- backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of $250,000 during the three months ended March 31, 2015.

During the three months ended March 31, 2015 and 2014, the Company had two customers which accounted for approximately 30% and 15% of sales in 2015, and 34% and 12% of sales in 2014, respectively. No other customers accounted for more than 10% of sales in either period. As of March 31, 2015, the Company had accounts receivable due from two customers who comprised 26% and 13% of its total accounts receivable and as of December 31, 2014 the Company had accounts receivable due from one customer which comprised 37% of its total accounts receivable.

During the three months ended March 31, 2015, the Company had one vendor which accounted for approximately 30% of all purchases, and in the three months ended March 31, 2014 one vendor who accounted for approximately 25% of all purchases. No other vendor accounted for more than 10% of all purchases in either period. As of March 31, 2015, the Company had two vendors which accounted for approximately 31% and 11% of total accounts payable and as of December 31, the Company had two vendors which accounted for approximately 11% and 10% of total accounts payable. No other account was in excess of 10% of the balance of accounts payable as of March 31, 2015 and December 31, 2014.

Advertising

Advertising costs are expensed as incurred. For the three months ended March 31, 2015 and 2014, advertising costs were $24,000 and $70,000, respectively.

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

The Company had no such assets or liabilities recorded to be valued on the basis above at March 31, 2015 or December 31, 2014.

2. Inventory

Inventory is valued at the lower of cost (first-in, first-out or market) and, net of reserves, is comprised of the following as of:

	March 31, 2015	December 31, 2014
Raw Materials and packaging	$4,908,000	$3,395,000
Finished Goods	3,452,000	2,911,000
	$8,360,000	$6,306,000

3. Property and Equipment

Property and equipment are comprised of the following as of:

	March 31, 2015	December 31, 2014
Land	$1,108,000	$1,108,000
Building	1,868,000	1,868,000
Vehicles	338,000	338,000
Machinery and equipment	3,974,000	3,312,000
Equipment under capital leases	903,000	903,000
Office equipment	448,000	448,000
	8,639,000	7,977,000
Accumulated depreciation	(3,604,000)	(3,405,000)
	$5,035,000	$4,572,000

Depreciation expense for the three months ended March 31, 2015 and 2014 was $199,000 and $151,000, respectively.

4. Line of Credit

On November 9, 2011, the Company entered into a Loan and Security Agreement with PMC Financial Services Group, LLC (PMC), which was amended and extended for 2 years on December 5, 2014, provides a $6,000,000 revolving line of credit. The Amended Agreement extends and amends the Revolving Loan and Term Loan (see Note 5) and adds a new Capital Expansion Loan (the “Capex Loan”) (see Note 6). At March 31, 2015 and December 31, 2014, the aggregate amount outstanding under the line of credit was $4,113,000 and $3,009,000 respectively.

The loans mature on December 5, 2016 and are subject to a 1% prepayment penalty for prepayment prior to the first anniversary of the effective date. As of the effective date of the Amended Agreement, all three loans have an effective interest rate of 9%.

The revolving line of credit is based on 85% of accounts receivable and 60% of eligible inventory and is secured by substantially all of the Company’s assets. The interest rate on the Revolving Loan is the prime rate plus 5.75% (9% at March 31, 2015). The amended monthly management fee is .45% of the average monthly loan balance. As of March 31, 2015, the Company had borrowing availability of $856,000 under the line of credit agreement.

5. Term Loan

In connection with the Loan and Security Agreement with PMC Financial Services Group, LLC (see Note 4), the Company entered into a Term Loan. The loan was $750,000, and was secured by all of the unencumbered assets of the Company. Effective December 5, 2014 the Term Loan’s outstanding principal balance was increased to $1,500,000 and the annual interest rate was revised to prime plus 5.75% (currently 9%). Monthly term loan payments are interest only until the December 16, 2016 maturity date when the principal balance is due. As of March 31, 2015 and December 31, 2014, the amount outstanding was $1,500,000.

6. Capital Expansion (“CAPEX”) Loan

In connection with the loan and security agreement with PMC, the Company entered into a CAPEX loan in the aggregate outstanding amount not to exceed $3,000,000. The CAPEX loan will finance new asset purchases for modernization and improvement of the beverage bottling equipment in the Los Angeles plant. Interest only on the CAPEX loan shall be paid from time to time until the end of each fiscal quarter, at which time the principal amounts of each outstanding CAPEX loan will be aggregated and repaid in 48 equal monthly installments of principal plus accrued but unpaid interest. The interest rate on the CAPEX loan is the prime rate plus 5.75% (9% at March 31, 2015). At March 31, 2015 and December 31, 2014, the balance on the CAPEX loan balance was $1,233,000 and $672,000 and as of March 31, 2015, the Company had future borrowing availability of $1,767,000.

7. Obligations Under Capital Leases

The Company leases equipment for its brewery operations with an aggregate value of $903,000 under six non-cancelable capital leases. Most of the leases are personally guaranteed by the Company’s chief executive officer. Monthly payments range from $341 to $10,441 per month, including interest, at interest rates ranging from 6.51% to 17.31% per annum. At March 31, 2015, monthly payments under these leases aggregated $16,000. The leases expire at various dates through 2019.

Future minimum lease payments under capital leases are as follows:

Years Ending December 31,
2015	133,000
2016	164,000
2017	149,000
2018	166,000
2019	103,000
Total payments	715,000
Less: Amount representing interest	(147,000)
Present value of net minimum lease payments	568,000
Less: Current portion	(125,000)
Non-current portion	$443,000

8. Long-term Financing Obligation

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

Effective October 1, 2014, the Company executed Amendment #1 to the Long-term Financing Obligation. In exchange for a release from the $150,000 personal guarantee by the principal shareholder and Chief Executive Officer, and a release of the brewery equipment which was collateral for the lease agreement, the Company issued 200,000 warrants to purchase its common stock for $5.60 per share for five years. The 200,000 warrants were valued at $584,000 using the Black Scholes Merton option pricing model. The following assumptions were made in valuing the 200,000 warrants; term of 5 years, volatility of 59.53%, expected dividends 0% and discount rate of 1.25%. The warrants value of $584,000 is being amortized over the remaining term of the purchase option.

Long term financing obligation is comprised of the following as of:

	March 31, 2015	December 31, 2014
Financing obligation	$2,642,000	$2,673,000
Valuation discount	(1,017,000)	(1,031,000)
	1,625,000	1,642,000
Less current portion	(134,000)	(134,000)
Long term financing obligation	$1,491,000	$1,508,000

9. Stock Based Compensation

Stock Options

Stock options granted under our equity incentive plans generally vest over 3 years from the date of grant, at 33% per year or over 4 years at 25% per year and expire 5 years from the date of grant. The following table summarizes stock option activity for the three months ended March 31, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	705,333	$3.96	3.6	$1,362,000
Granted	308,000	5.63
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2015	1,013,333	$4.39	3.8	$1,137,000
Exercisable at March 31, 2015	282,339	$3.08	3.4	$725,000

During the three months ended March 31, 2015, the Company granted 308,000 stock options to various employees at the market price of $5.39 to $6.46 per share. The options have a 5 year life and vest over 4 years.The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Assumptions used in valuing stock options granted during the three months ended March 31, 2015 are as follows: (i) volatility rate of between 60.12% and 61.71%, (ii) discount rate of 1.64%, (iii) zero expected dividend yield, and (iv) expected term of 4.5 years based upon the average of the term of the option and the vesting period. The aggregate grant date fair value of the options granted during the three months ended March 31, 2015, was approximately $882,000 and will be amortized over the vesting period.

The aggregate intrinsic value was calculated as the difference between the closing market price, which was $5.59, and the exercise price of the Company’s stock options as of March 31, 2015.

Stock-based compensation recognized on the Company’s statement of operations for the three months ended March 31, 2015 and 2014 was $212,000 and $99,000, respectively. As of March 31, 2015, the aggregate value of unvested options was $1,763,899, which will be recognized as an expense as the options vest. There were no stock options exercised in the three months ended March 31, 2015.

The following table summarizes information about stock options at March 31, 2015:

	Options Outstanding at March 31, 2015			Options Exercisable at March 31, 2015
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $1.99	102,333	1.7	$1.24	119,083	$1.60
$2.00 - $4.99	483,000	3.4	$4.27	126,590	$3.62
$5.00 - $6.99	428,000	4.7	$5.49	36,666	6.39
	1,013,333			282,339

Stock Warrants

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	301,963	$4.49	3.3	$430,000
Granted	-	-
Exercised	(13,889)	2.25
Forfeited or expired	(20,803)	2.10
Outstanding at March 31, 2015	267,271	$4.79	3.4	$216,229
Exercisable at March 31, 2015	267,271	$4.79	3.4	$216,229

On March 27, 2015, the Company received $31,250 for 13,889 warrants which were exercised at a $2.25 per share price . The following table summarizes stock warrant activity for the three months ended March 31, 2015:

The intrinsic value was calculated as the difference between the closing market price, which was $5.59, and the exercise price of the Company’s warrants common stock, as of March 31, 2015.

10. Subsequent Events

On April 6, 2015, the Board of Directors approved the Reed’s Inc. 2015 Incentive and Nonstatutory Stock Option Plan which has 500,000 available options which may be issued to employees and nonemployees.

On April 6, 2015, the Company granted options to employees to purchase 110,000 shares of the Company’s common stock with an exercise price of $5.37 per share. The fair value of the options on the date granted was determined to be approximately $229,000 using the Black-Scholes-Merton option pricing model with the following assumptions: volatility of 44.76%; dividend yield of 0%; risk-free interest rate of 1.64%; with an expected life of 4.5 years and will be amortized ratably over the vesting period of 4 years.

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

Overview

The results for our first quarter of 2015 reflect continuing strong growth in sales volume among all of our products. Our gross sales (see below) increased 12% over the first quarter in 2014. Promotional spending declined 42% from $1,172,000 in the first quarter of 2014 to $679,000 in the first quarter of 2015 and declined from 12% of first quarter 2014 gross sales to 6% of first quarter 2015 gross sales. The decreased promotional spending for Kombucha accounts for most of the decline from 2015 to 2014.

Our direct cost of tangible goods sold increased to 63% in the first fiscal quarter of 2015, versus 62% in the same period in 2014. This is due to price increases from a primary supplier. We are working to offset these increases by shifting some production to our Los Angeles factory as since we believe planned plant improvements will decrease costs.

We are focused on upgrading our Los Angeles plant equipment in 2015 and on increasing its capacity. Idle Capacity costs increased by $198,000 over the same period last year as we prepared to begin installation of the new equipment in the second quarter. Idle Plant Capacity was 6% of Net Sales in the 2015 first quarter and 5% in the 2014 first quarter. As we increase production volume of our branded products in our Los Angeles plant, we will also reduce the cross-country freight that we are currently incurring to move products to West Coast customers. As our sales base grows, our excess plant costs become a smaller portion of our overall cost of sales. We anticipate that this cost will continue to decline as plant production increases.

We have gained a solid #2 position in sales of Kombucha nationally. We believe that there is a strong opportunity to gain additional market share and expand this product line with both our existing and new customers. As we expand, we will improve our production techniques and add additional flavors. We currently sell nine flavors with the addition of the world’s first coffee based Kombucha.

Results of Operations

The following table sets forth key statistics for the three months ended March 31, 2015 and 2014, respectively.

	Three Months Ended
	March 31,		Pct.
	2015	2014	Change
Gross sales, net of discounts & returns *	11,351,000	10,122,000	12%

Less: Promotional and other allowances**	679,000	1,172,000	-42%

Net sales	10,672,000	8,950,000	19%
Cost of tangible goods sold	6,745,000	5,577,000	21%
As a percentage of:
Gross sales	59%	55%
Net sales	63%	62%
Cost of goods sold – idle capacity	668,000	470,000	42%
As a percentage of net sales	6%	5%

Gross profit	3,259,000	2,903,000	12%
Gross profit margin as a percentage of net sales	31%	32%

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

Three months ended March 31, 2015 Compared to Three months ended March 31, 2014

Sales

Sales of $10,672,000 for the three months ended March 31, 2015 represented an increase of 19% from $8,950,000 in the prior year same period. Sales growth was driven primarily by a 33% increase in sales of Ginger Beer products, a 12% increase in Virgil’s Root Beer products and a 23% increase in our other branded products, which were offset by a 36% decrease in Kombucha sales. Other product sales, including candy and other drinks, declined 1%. The Kombucha sales declines in the first quarter of 2015 compared to the first quarter of 2014 were affected by a significant decrease in Kombucha promotional spending in 2015 versus 2014, an out of stock period and some Kombucha distributors were lost due to out of stock events. The Company now has adequate supplies of Kombucha and has regained some of the distributors.

Cost of Tangible Goods Sold

Cost of tangible goods sold consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, inventory adjustments and internal transfer costs. Our cost of tangible goods sold of $6,745,000 for the three months ended March 31, 2015 represents an increase of 21% over $5,577,000 from the same period in 2014. This increase is primarily attributable to the 19% increase in sales.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity consists of direct production costs of our Los Angeles plant in excess of charges allocated to our finished goods in production. Plant costs include labor costs, production supplies, repairs and maintenance, and depreciation. Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis, which is lower than our actual costs incurred. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Idle capacity expenses increased to $668,000 in the three months ended March 31, 2015, from $470,000 in 2014 due to a 14% decrease in production units.

Gross Profit

As a result of our increased sales, our gross profit increased $356,000 or 12% over 2014, to $3,259,000 in the three months ended March 31, 2015 from $2,903,000 in 2014. As a percentage of sales, our gross profit in the first fiscal quarter of 2015 was 31%, compared to 32% in the same period of 2014.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling costs increased by 31% to $1,169,000 in the three months ended March 31, 2015 compared to $895,000 over the same period in 2014. This $274,000 increase is primarily due to the 19% sales increase and an increase in delivery costs due to a 21% increase in the average miles per shipment. Warehouse costs also increased $29,000 due to increased production at our east coast copacking facility.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased $125,000 overall to $1,193,000 in the three months ended March 31, 2015 from $1,068,000 in 2014. This increase over last year is primarily due to an increase in trade show expenses due to participation in more events this year, increased broker commissions related to the sales increase and increased compensation expenses including stock options.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased $4,000 to $968,000 during the three months ended March 31, 2015 from $972,000 in the same period of 2014. This reduction is primarily due to net reductions in administrative management.

Loss from Operations

Our loss from operations was ($71,000) in the three months ended March 31, 2015, as compared to a loss of ($32,000) in the same period of 2014. This $39,000 increase compared to last year is the result of $356,000 higher gross margin reduced by increased Delivery and handling expenses of $274,000, increased selling and marketing expenses of $125,000 offset by a $4,000 decrease in General and Administrative expenses.

Interest Expense

Interest expense increased $12,000 to $200,000 in the three months ended March 31, 2015, compared to interest expense of $188,000 in the same period of 2014. The increase is primarily due to increased borrowing on our revolving line of credit, term loan and new capital expansion loan.

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

MODIFIED EBITDA SCHEDULE

	Three Months Ended March 31,
	2015	2014
Net loss	$(271,000)	$(220,000)

Modified EBITDA adjustments:
Depreciation and amortization	213,000	181,000
Interest expense	200,000	188,000
Stock option compensation	212,000	99,000
Total EBITDA adjustments	625,000	468,000

Modified EBITDA income from operations	$354,000	$248,000

This $106,000 increase in modified EBITDA for the three months resulted from the increases in the EBITDA adjustments totaling $157,000 for the quarter ended March 31, 2015 less the $51,000 increase in the net loss. The $32,000 increase in Depreciation and amortization was due to the additional assets purchased, the increase in Interest expense was due to the increased loan balances and Stock option compensation was due to additional options granted to employees.

Liquidity and Capital Resources

As of March 31, 2015, we had stockholders equity of $3,624,000 and working capital of $2,227,000 compared to stockholders equity of $3,652,000 and working capital of $2,207,000 at December 31, 2014.

Our cash and cash equivalents at March 31, 2015 increased by $262,000 to $1,221,000 at March 31, 2015 compared to $959,000 at December 31, 2014. Net cash used in operating activities of $458,000 for the three months ended March 31, 2015 was primarily due to the net loss of $271,000 plus an increase in inventory levels of $2,054,000 partially offset by accounts payable of $1,267,000 and other balance sheet activities. Investing activities included $351,000 used to purchase machinery in the Los Angeles plan. The $1,071,000 in financing activities was primarily due to the $1,104,000 additional cash borrowed on the line of credit.

Our Loan and Security Agreement with PMC Financial Services Group, LLC provides a $6 million revolving line of credit and a $1,500,000 term loan and a new $3 million Capital Expansion loan. The revolving line of credit is based on 85% of eligible accounts receivable and 50% of eligible inventory. Effective December 5, 2014 the interest rate was revised to prime plus 5.75% which is currently 9% on all three loans. At March 31, 2015, the revolving line of credit balance was $4,113,000 the term loan balance was $1,500,000 and the Capital Expansion loan balance was $1,233,000.

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

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the three months ended March 31, 2015.

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

We believe there have been no significant changes, during the three month period ended March 31, 2015, to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

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

Reed’s, Inc. (Registrant)

Date: May 11, 2015	/s/ Christopher J. Reed
Christopher J. Reed
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2015	/s/ Lawrence W. Tomsic
Lawrence W. Tomsic
Interim Chief Financial Officer
(Principal Financial Officer)

