Form 10-Q
period 2015-06-30
REED'S, INC.
filed 2015-08-13
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 13,122,367 shares of Common Stock outstanding as of August 13, 2015.

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

2

3

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S, INC.

CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$215,000	$959,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $333,000 and $253,000, respectively	3,586,000	2,500,000
Inventory, net of reserve for obsolescence of $75,000 and $90,000, respectively	8,937,000	6,306,000
Prepaid inventory	1,301,000	1,287,000
Prepaid and other current assets	530,000	447,000
Total Current Assets	14,569,000	11,499,000

Property and equipment, net of accumulated depreciation of $3,817,000 and $3,405,000, respectively	5,057,000	4,572,000
Brand names	1,029,000	1,029,000
Total assets	$20,655,000	$17,100,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,538,000	$5,894,000
Accrued expenses	155,000	130,000
Line of credit	4,635,000	3,009,000
Current portion of long term financing obligation	147,000	134,000
Current portion of capital leases payable	127,000	125,000
Total current liabilities	12,602,000	9,292,000

Long term financing obligation, less current portion, net of discount of $990,000 and $1,031,000, respectively	1,473,000	1,508,000
Capital leases payable, less current portion	411,000	476,000
Capital expansion loan	1,389,000	672,000
Term loan	1,500,000	1,500,000
Total Liabilities	17,375,000	13,448,000

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94,000	94,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 13,117,573 and 13,068,058 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	26,891,000	26,300,000
Accumulated deficit	(23,705,000)	(22,743,000)
Total stockholders’ equity	3,281,000	3,652,000
Total liabilities and stockholders’ equity	$20,655,000	$17,100,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Sales, net	$12,178,000	$11,187,000	$22,850,000	$20,136,000
Cost of goods sold	8,538,000	7,483,000	15,950,000	13,530,000

Gross profit	3,640,000	3,704,000	6,900,000	6,606,000

Operating expenses:
Delivery and handling expenses	1,429,000	926,000	2,597,000	1,821,000
Selling and marketing expense	1,335,000	1,049,000	2,528,000	2,117,000
General and administrative expense	1,369,000	913,000	2,338,000	1,885,000
Total operating expenses	4,133,000	2,888,000	7,463,000	5,823,000

Income (loss) from operations	(493,000)	816,000	(563,000)	783,000

Interest expense	(193,000)	(178,000)	(394,000)	(365,000)

Net income (loss)	(686,000)	638,000	(957,000)	418,000

Preferred stock dividends	(5,000)	(5,000)	(5,000)	(5,000)

Net income (loss) attributable to common stockholders	$(691,000)	$633,000	$(962,000)	$413,000

Income (loss) per share available to common stockholders, basic	$(0.05)	$0.05	$(0.07)	$0.03
Weighted average number of shares outstanding - basic	13,104,227	13,046,631	13,086,560	13,025,195
Income (loss) per share available to common stockholders, diluted	$(0.05)	$0.05	$(0.07)	$0.03
Weighted average number of shares outstanding - diluted	13,104,227	13,256,624	13,086,560	13,298,114

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2015

(Unaudited)

			Series A		Additional		Total
	Common Stock		Preferred Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2015	13,068,058	$1,000	9,411	$94,000	$26,300,000	$(22,743,000)	$3,652,000

Common shares issued upon exercise of warrants	13,889		-	-	31,000	-	31,000

Common shares issued upon exercise of options	35,626	-	-	-	-	-	-

Fair value vesting of options issued for services	-	-	-	-	560,000	-	560,000

Series A Preferred Stock Dividend	-	-	-	-	-	(5,000)	(5,000)

Net loss	-	-	-	-	-	(957,000)	(957,000)
Balance, June 30, 2015	13,117,573	$1,000	9,411	$94,000	$26,891,000	$(23,705,000)	$3,281,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net Income (loss)	$(957,000)	$418,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	453,000	361,000
Fair value of stock options issued to employees	560,000	217,000
Fair value of common stock issued for services and bonus	-	10,000
(Decrease) increase in allowance for doubtful accounts	(81,000)	(14,000)
Changes in assets and liabilities:
Accounts receivable	(1,005,000)	(724,000)
Inventory	(2,631,000)	794,000
Prepaid Inventory	(14,000)	(630,225)
Prepaid expenses and other current assets	167,000	18,225
Accounts payable	1,644,000	519,000
Accrued expenses	20,000	4,000
Net cash provided by (used in) operating activities	(1,844,000)	973,000
Cash flows from investing activities:
Purchase of property and equipment	(430,000)	(155,000)
Net cash used in investing activities	(430,000)	(155,000)
Cash flows from financing activities:
Proceeds from stock option and warrant exercises	31,000	26,000
Payment of deferred financing fees	-	(7,000)
Principal repayments on long term financing obligation	(64,000)	(52,000)
Principal repayments on capital lease obligation	(63,000)	(56,000)
Principal repayments on term loan	-	(79,000)
Net draw down (repayment) on line of credit	1,626,000	(541,000)
Net cash (used in) provided by financing activities	1,530,000	(709,000)
Net (decrease) increase in cash	(744,000)	109,000
Cash at beginning of period	959,000	1,104,000
Cash at end of period	$215,000	$1,213,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$395,000	$365,000
Non Cash Investing and Financing Activities
Property and equipment acquired through capital expansion loan	$466,000	$-
Other current assets acquired through capital expansion loan	250,000	-
Dividends Payable in common stock	5,000	5,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three Months Ended June 30, 2015 and 2014 (Unaudited)

1. Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reed’s, Inc. (the “Company”), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2015 and the results of operations and cash flows for the six months ended June 30, 2015 and 2014. The balance sheet as of December 31, 2014 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in the financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2015.

The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2015.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts, inventory obsolescence, analysis of impairments of recorded intangibles, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services.

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

For the three and six months ended June 30, 2015 the calculations of basic and diluted loss per share are the same, since the effect of the potentially dilutive securities was anti-dilutive. For the three and six months ended June 30, 2014 the calculations of diluted earnings per share included stock options and warrants, calculated under the treasury stock method, and excluded preferred stock since the effect was antidilutive. The calculation of weighted average shares outstanding – diluted is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss) attributable to common stockholders	$(691,000)	$633,000	$(962,000)	$413,000
Denominator:
Weighted average shares outstanding - basic	13,104,227	13,046,631	13,086,560	13,025,195
Effect of dilutive instruments:
Warrants and options	-	209,993	-	272,919
Weighted average shares outstanding-diluted	13,104,227	13,256,624	13,086,560	13,298,114

The Company had potentially dilutive securities that consisted of:

	June 30, 2015	June 30, 2014

Warrants	216,261	101,963
Series A Preferred Stock	37,644	37,644
Options	1,065,000	648,967
Total	1,318,905	788,574

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, and early adoption is permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

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

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances on deposit with banks in excess of $250,000 during the six months ended June 30, 2015.

During the six months ended June 30, 2015 and 2014, the Company had two customers which accounted for approximately 32% and 14% of sales in 2015, and 37% and 11% of sales in 2014, respectively. No other customers accounted for more than 10% of sales in either period. During the three months ended June 30, 2015 and 2014, the Company had two customers which accounted for approximately 29% and 15% of sales in 2015, and 34% and 12% of sales in 2014, respectively. No other customers accounted for more than 10% of sales in either period. As of June 30, 2015, the Company had accounts receivable due from one customer who comprised 25% of its total accounts receivable and as of December 31, 2014 the Company had accounts receivable due from one customer which comprised 37% of its total accounts receivable.

During the six months ended June 30, 2015, the Company had one vendor which accounted for approximately 27% of all purchases, and in the six months ended June 30, 2014 one vendor who accounted for approximately 25% of all purchases. No other vendor accounted for more than 10% of all purchases in either period. As of June 30, 2015, the Company had three vendors which accounted for approximately 14%, 13% and 10% respectively of total accounts payable and as of December 31, the Company had two vendors which accounted for approximately 11% and 10% of total accounts payable. No other account was in excess of 10% of the balance of accounts payable as of June 30, 2015 and December 31, 2014.

Advertising

Advertising costs are expensed as incurred. For the three months ended June 30, 2015 and 2014, advertising costs were $11,000 and $70,000, respectively and for the six months ended June 30, 2015 and 2014, advertising costs were $35,000 and $111,000 respectively.

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

The Company had no such assets or liabilities recorded to be valued on the basis above at June 30, 2015 or December 31, 2014.

2. Inventory

Inventory is valued at the lower of cost (first-in, first-out or market) and, net of reserves, is comprised of the following as of:

	June 30, 2015	December 31, 2014
	(Unaudited)
Raw Materials and packaging	$6,124,000	$3,395,000
Finished Goods	2,813,000	2,911,000
	$8,937,000	$6,306,000

3. Property and Equipment

Property and equipment are comprised of the following as of:

	June 30, 2015	December 31, 2014
	(Unaudited)
Land	$1,108,000	$1,108,000
Building	1,871,000	1,868,000
Vehicles	337,000	338,000
Machinery and equipment	3,762,000	3,312,000
Equipment under capital leases	903,000	903,000
Asset Under Construction	427,000	-
Office equipment	466,000	448,000
	8,874,000	7,977,000
Accumulated depreciation	(3,817,000)	(3,405,000)
	$5,057,000	$4,572,000

Depreciation expense for the six months ended June 30, 2015 and 2014 was $412,000 and $352,000, respectively.

Machinery and equipment at June 30, 2015 and December 31, 2014 includes equipment held under capital leases of $903,000. Accumulated depreciation on equipment held under capital leases was $394,000 on June 30, 2015 and $326,000 on December 31, 2014.

4. Line of Credit

On November 9, 2011, the Company entered into a Loan and Security Agreement with PMC Financial Services Group, LLC (PMC), which was amended and extended for 2 years on December 5, 2014, that provides a $6,000,000 revolving line of credit. The Amended Agreement extends and amends the Revolving Loan and Term Loan (see Note 5) and adds a new Capital Expansion Loan (the “Capex Loan”) (see Note 6). At June 30, 2015 and December 31, 2014, the aggregate amount outstanding under the line of credit was $4,635,000 and $3,009,000 respectively.

The loans mature on December 5, 2016 and are subject to a 1% prepayment penalty for prepayment prior to the first anniversary of the effective date. As of the effective date of the Amended Agreement, all three loans have an effective interest rate of 9%.

The revolving line of credit is based on 85% of accounts receivable and 60% of eligible inventory and is secured by substantially all of the Company’s assets. The interest rate on the Revolving Loan is the prime rate plus 5.75% (9% at June 30, 2015). The amended monthly management fee is .45% of the average monthly loan balance. As of June 30, 2015, the Company had borrowing availability of $1,365,000 under the line of credit agreement.

5. Term Loan

In connection with the Loan and Security Agreement with PMC Financial Services Group, LLC (see Note 4), the Company entered into a Term Loan. The loan was $750,000, and was secured by all of the unencumbered assets of the Company. Effective December 5, 2014 the Term Loan’s outstanding principal balance was increased to $1,500,000 and the annual interest rate was revised to prime plus 5.75% (currently 9%). Monthly term loan payments are interest only until the December 16, 2016 maturity date when the principal balance is due. As of June 30, 2015 and December 31, 2014, the amount outstanding was $1,500,000.

6. Capital Expansion (“CAPEX”) Loan

In connection with the loan and security agreement with PMC, the Company entered into a CAPEX loan in the aggregate outstanding amount not to exceed $3,000,000. The CAPEX loan will finance new asset purchases for modernization and improvement of the beverage bottling equipment in the Los Angeles plant. Interest only on the CAPEX loan shall be paid from time to time until the end of each fiscal quarter, at which time the principal amounts of each outstanding CAPEX loan will be aggregated and repaid in 48 equal monthly installments of principal plus accrued but unpaid interest, or if earlier, the revolver maturity of December 2016 as discussed in Note 4. The interest rate on the CAPEX loan is the prime rate plus 5.75% (9% at June 30, 2015). At June 30, 2015 and December 31, 2014, the balance on the CAPEX loan balance was $1,389,000 and $672,000 and as of June 30, 2015, the Company had future borrowing availability of $1,611,000.

7. Obligations Under Capital Leases

The Company leases equipment for its brewery operations with an aggregate value of $903,000 under six non-cancelable capital leases. Most of the leases are personally guaranteed by the Company’s chief executive officer. Monthly payments range from $341 to $10,441 per month, including interest, at interest rates ranging from 6.51% to 17.31% per annum. At June 30, 2015, monthly payments under these leases aggregated $16,000. The leases expire at various dates through 2019.

Future minimum lease payments under capital leases are as follows:

Years Ending December 31,
2015	90,000
2016	164,000
2017	149,000
2018	166,000
2019	103,000
Total payments	672,000
Less: Amount representing interest	(134,000)
Present value of net minimum lease payments	538,000
Less: Current portion	(127,000)
Non-current portion	$411,000

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

Long term financing obligation is comprised of the following as of:

	June 30, 2015	December 31, 2014
Financing obligation	$2,610,000	$2,673,000
Valuation discount	(990,000)	(1,031,000)
	1,620,000	1,642,000
Less current portion	(147,000)	(134,000)
Long term financing obligation	$1,473,000	$1,508,000

9. Stockholders’ Equity

Preferred Stock

Series A Preferred stock consists of 500,000 shares $10.00 par value, 5% non-cumulative, participating, preferred stock. As of June 30, 2015 and December 31, 2014, there were 9,411 shares outstanding with a liquidation preference of $10.00 per share.

The Series A Preferred shares have a 5% pro-rata annual non-cumulative dividend. The dividend can be paid in cash or, in the sole and absolute discretion of our board of directors, in shares of common stock based on its then fair market value. We cannot declare or pay any dividend on shares of our securities ranking junior to the preferred stock until the holders of our preferred stock have received the full non-cumulative dividend to which they are entitled. In addition, the holders of our preferred stock are entitled to receive pro rata distributions of dividends on an “as converted” basis with the holders of our common stock. On June 30, 2015, dividends were accrued on the Series A Preferred stock in the amount of $5,000 and the dividends will be distributed to the holders of record as of June 30, 2015 by issuing 751 shares of common stock.

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

10. Stock Based Compensation

Stock Options

Stock options granted under our equity incentive plans generally vest over 3 years from the date of grant, at 33% per year or over 4 years at 25% per year and expire 5 years from the date of grant. The following table summarizes stock option activity for the six months ended June 30, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	705,334	$3.96	3.6	$1,362,000
Granted	538,000	5.63
Exercised	(90,834)	-
Forfeited or expired	(87,500)	-
Outstanding at June 30, 2015	1,065,000	$4.59	4.3	$1,494,000
Exercisable at June 30, 2015	352,876	$2.92	2.5	$820,000

During the six months ended June 30, 2015, the Company granted 538,000 stock options to various employees at the market price of $5.37 to $5.94 per share. The options have a 5 year life and vest over 4 years. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Assumptions used in valuing stock options granted during the six months ended June 30, 2015 are as follows: (i) volatility rate of between 57.78% and 60.69%, (ii) discount rate between 1.64% and 1.58%, (iii) zero expected dividend yield, and (iv) expected term of 4.5 years based upon the average of the term of the option and the vesting period. The aggregate grant date fair value of the options granted during the six months ended June 30, 2015, was approximately $1,368,000 and will be amortized over the vesting period.

The aggregate intrinsic value was calculated as the difference between the closing market price, which was $6.23, and the exercise price of the Company’s stock options as of June 30, 2015.

Stock-based compensation recognized on the Company’s statement of operations for the six months ended June 30, 2015 and 2014 was $560,000 and $217,000, respectively. As of June 30, 2015, the aggregate value of unvested options was $1,546,000, which will be recognized as an expense as the options vest. There were 90,834 stock options exercised in the six months ended June 30, 2015 on a cashless basis at exercise prices between $1.14 and $4.60. The Company issued 35,626 shares of common stock on those exercises.

The following table summarizes information about stock options at June 30, 2015:

	Options Outstanding at June 30, 2015			Options Exercisable at June 30, 2015
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$ 0.01 - $1.99	69,000	1.5	$1.14	85,750	$1.70
$ 2.00 - $4.99	348,000	3.0	$4.20	190,460	$4.01
$ 5.00 - $6.99	648,000	4.6	$5.42	76,666	5.62
	1,065,000			352,876

Stock Warrants

On March 27, 2015, the Company received $31,250 for 13,889 warrants which were exercised at a $2.25 per share price. The following table summarizes stock warrant activity for the six months ended June 30, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	301,963	$4.49	3.3	$430,000
Granted	-	-
Exercised	(13,889)	2.25
Forfeited or expired	(71,813)	2.10
Outstanding at June 30, 2015	216,261	$5.40	3.4	$56,260
Exercisable at June 30, 2015	216,261	$5.40	3.4	$56,260

The intrinsic value was calculated as the difference between the closing market price, which was $6.23, and the exercise price of the Company’s warrants common stock, as of June 30, 2015.

11. Income Taxes

For the three and six months ended June 30, 2015, net loss was ($686,000) and ($956,000), respectively, and our provision for income taxes was zero. We made no provision for income taxes due to our utilization of federal net operating loss carry forwards to offset both regular taxable income and alternative minimum taxable income.

In accordance with Accounting Standards Codification (“ASC”) 740-10, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. Our deferred tax assets are composed primarily of U.S. federal net operating loss carryforwards. Based on available objective evidence, management believes it is more likely than not that these deferred tax assets are not recognizable and will not be recognizable until its determined that we have sufficient taxable income. Under ASC 740-10, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and disclosures. As of June 30, 2015 the Company did not have a liability for unrecognized tax uncertainties.

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

Overview

The results for our second quarter of 2015 reflect continuing strong growth in sales volume among all of our products. Our net sales (see below) increased 9% over the first quarter in 2014. Promotional spending declined 12% from $1,137,000 in the second quarter of 2014 to $995,000 in the second quarter of 2015. The decreased promotional spending for Kombucha accounts for most of the decline in 2015 from 2014.

Our direct cost of tangible goods sold increased as percentage of net sales to 65% in the second fiscal quarter of 2015, versus 63% as the products manufactured matrix at the LA brewery shifted.

We are focused on upgrading our Los Angeles plant equipment in 2015 and on increasing its capacity from a current base of 100 12oz long neck per minute for two shifts to 300 bottles per minute in one shift. In preparation for this change over, idle Capacity costs increased by $418,000 over the same period last year by repairing key equipment, repairing utilities, plumbing and replenishing supplies. Idle Plant Capacity was 6% of Net Sales in the 2015 second quarter and 4% in the 2014 second quarter, see below for further discussion. As our sales base grows, our excess plant costs become a smaller portion of our overall cost of sales. We anticipate that this cost will continue to decline as plant production increases.

We believe that there is a strong opportunity to gain additional Kombucha market share and expand this product line with both our existing and new customers. For the three months ended June 30, 2015, total Kombucha sales was up 11%. As we expand, we will improve our production techniques and add additional flavors. We currently sell nine flavors with the addition of the world’s first coffee based Kombucha.

Three months ended June 30, 2015 Compared to Three months ended June 30, 2014

Results of Operations

The following table sets forth key statistics for the three months ended June 30, 2015 and 2014, respectively.

	Three Months Ended
	June 30,		Pct.
	2015	2014	Change
Gross sales, net of discounts & returns*	13,173,000	12,324,000	7%

Less: Promotional and other allowances**	995,000	1,137,000	-12%

Net sales	12,178,000	11,187,000	9%
Cost of tangible goods sold	7,864,000	7,037,000	12%
As a percentage of:
Gross sales	60%	57%
Net sales	65%	63%
Cost of goods sold – idle capacity	674,000	446,000	51%
As a percentage of net sales	6%	4%

Gross profit	3,640,000	3,704,000	-2%
Gross profit margin as a percentage of net sales	30%	33%

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

Sales

Sales of $12,178,000 for the three months ended June 30, 2015 represented an increase of 9% from $11,187,000 in the prior year same period. Sales growth was driven primarily by a 21% increase in sales of Ginger Beer products, a 15% increase in our other branded products, while Virgil’s Root Beer products had a 5% decrease in dollar sales, see below for specific discussion on the decrease. As noted earlier Kombucha sales rebounded strongly up 11% for the 3 months ended June 30th. Other product sales, including candy and other drinks, increased 15% generating $78,000 in additional sales.

Cost of Tangible Goods Sold

Cost of tangible goods sold consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, inventory adjustments and internal transfer costs. Second quarter cost of tangible goods sold was $7,864,000 for the three months ended June 30, 2015 and represents an increase of 12% over $7,037,000 from the same period in 2014. The increase is primarily attributable to the 9% increase in sales and the shift in production matrix by locations.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity consists of direct production costs of our Los Angeles plant in excess of charges allocated to our finished goods in production. Plant costs include labor costs, production supplies, repairs and maintenance, and depreciation. Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis, which is lower than our actual costs incurred. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Idle capacity expenses increased to $674,000 in the three months ended June 30, 2015 from $446,000 in 2014 due to an increase in direct labor of $52,000, an increase of $102,000 in repairs and supplies, an increase of $60,000 in depreciation that was partially offset by a decrease in contract labor of $39,000.

Gross Profit

Net of our increased sales, decreased sales promotions and increased productions costs, our overall gross profit decreased $64,000 or 2% over 2014, to $3,640,000 in the three months ended June 30, 2015 from $3,704,000 in 2014. As a percentage of sales, our gross profit in the first fiscal quarter of 2015 was 30%, compared to 33% in the same period of 2014.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling costs increased by 54% to $1,429,000 in the three months ended June 30, 2015 compared to $926,000 over the same period in 2014. This $503,000 increase is primarily due to the 13.3% cases delivered increase and a 38.5% increase in the number of deliveries delivery costs. The combination of more cases delivered but even more deliveries for that same case increase yielded a decrease of 18.2% cases per delivery with an accompanying cost increase of 11.3% of cost per delivery. These metrics will be used to monitor the activity that will bring delivery costs back in line with Reeds historic rate of 9% to 8% of sales.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased $286,000 overall to $1,335,000 in the three months ended June 30, 2015 from $1,049,000 in 2014. This increase over last year is primarily due to an increase in trade show and related travel expenses, increased broker commissions related to the sales increase, the addition of three new sales employees and increased compensation expenses from primarily stock options.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased $456,000 to $1,369,000 during the three months ended June 30, 2015 from $913,000 in the same period of 2014. This increase is primarily due to one-time personnel transition related expenses in administrative management of $302,000.

Income (Loss) from Operations

Our loss from operations was ($493,000) in the three months ended June 30, 2015, as compared to income of $816,000 in the same period of 2014. The difference is the result of lower gross profit of $64,000 combined with $1,245,000 higher costs in 2015 as the Company enhanced the production operations to align with growth products, increased market presence and transitioned employees.

Interest Expense

Interest expense increased $15,000 to $193,000 in the three months ended June 30, 2015, compared to interest expense of $178,000 in the same period of 2014. The increase is primarily due to increased borrowing on our revolving line of credit, term loan and new capital expansion loan.

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

MODIFIED EBITDA SCHEDULE

	Three Months Ended June 30,
	2015	2014
Net Income (loss)	$(686,000)	$638,000

Modified EBITDA adjustments:
Depreciation and amortization	240,000	153,000
Interest expense	193,000	178,000
Stock option compensation	347,000	119,000
Other stock compensation for services	-	10,000
Total EBITDA adjustments	780,000	460,000

Modified EBITDA income from operations	$94,000	$1,098,000

The $1,004,000 decrease in modified EBITDA for the three months resulted from the increases in the EBITDA adjustments totaling $320,000 for the quarter ended June 30, 2015 less the $1,324,000 in net loss as described above. The $87,000 increase in Depreciation and amortization was due to the additional assets purchased, the increase in Interest expense was due to the increased loan balances and Stock option compensation was due to options granted to employees in transition.

Six months ended June 30, 2015 Compared to Six months ended June 30, 2014

Results of Operations

The following table sets forth key statistics for the six months ended June 30, 2015 and 2014, respectively.

	Six Months Ended
	June 30,		Pct.
	2015	2014	Change
Gross sales, net of discounts & returns*	$24,524,000	$22,455,000	9%

Less: Promotional and other allowances**	1,674,000	2,319,000	-28%

Net sales	22,850,000	20,136,000	13%
Cost of tangible goods sold	14,608,000	12,606,000	16%
As a percentage of:
Gross sales	60%	56%
Net sales	64%	63%
Cost of goods sold – idle capacity	1,342,000	924,000	45%
As a percentage of net sales	6%	5%

Gross profit	$6,900,000	$6,606,000	4%
Gross profit margin as a percentage of net sales	30%	33%

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

Sales

Net sales of $22,850,000 for the six months ended June 30, 2015 represented an increase of 13% from $20,136,000 in the prior year same period. Sales growth was driven primarily by a 24.3% increase in sales of Reeds ginger products, a 2.2% increase in Virgils sodas and a 9.4% increase in Reed’s candy products. The growth was offset by a 13.1% Kombucha decline and a 5.1% decrease in private label product sales. We believe the drop in Virgils products was directly related to out of stock conditions with our east coast operations.

Cost of Tangible Goods Sold

Cost of tangible goods sold consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, inventory adjustments, as well as certain internal transfer costs. Our costs of tangible goods sold is $14,608,000 for the six months ended June 30, 2015 which represents an increase of 16% over the same period in 2015. This increase is attributable to a temporary shift in production locations and the costs associated with that shift.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity consists of direct production costs of our Los Angeles plant in excess of charges allocated to our finished goods in production. Plant costs include labor costs, production supplies, repairs and maintenance, and depreciation. Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis, which is lower than our actual costs incurred. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Idle capacity expenses increased 45% to $1,342,000 in the six months ended June 30, 2015, from $924,000 in 2014. This increase in 2015 is primarily due to an increase in direct labor of $137,000, an increase of $65,000 in repairs and supplies, an increase of $117,000 in depreciation that was partially offset by a decrease in contract labor of $116,000.

Gross Profit

As a result of our increased sales, our gross profit increased $294,000 or 4% over 2015, to $6,900,000 in the six months ended June 30, 2015 from $6,606,000 in 2014. As a percentage of sales, our gross profit for the first six months of 2015 decreased from 33%, to 30% compared to the same period of 2014. As noted above, production costs were the leading contributor to the 3% overall decrease.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling costs increased by 43% to $2,597,000 in the six months ended June 30, 2015 compared $1,821,000 over the same period in 2014. This $776,000 increase is due to the 14.2% cases delivered increase and a 31.7% increase in the number of deliveries delivery costs. The combination of more cases delivered but even more deliveries for that same case increase yielded a decrease of 13.2% cases per delivery with an accompanying cost increase of 8.4% of cost per delivery. These metrics will be used to monitor the activity that will bring delivery costs back in line with Reeds historic rate of 9% to 8% of sales.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased $411,000 overall to $2,528,000 in the six months ended June 30, 2015 from $2,117,000 in 2014. This increase of 19% over last year is primarily due to an increase in trade show related expenses of $303,000 and increased compensation expenses of $87,000 from additional staff.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased $453,000 (24%) to $2,338,000 during the six months ended June 30, 2015 from $1,885,000 in the same period of 2014. The increase is due to one-time non-cash expenses related to personnel transition costs of $308,000, one-time cash related expenses of personnel transition costs of $52,000 and on-going insurance increases.

Income/Loss from Operations

Our loss from operations was $563,000 in the six months ended June 30, 2015, as compared to income of $783,000 in the same period of 2014. This $1,346,000 net change is the result of $1,640,000 in higher operating expenses.

Interest Expense

Interest expense increased $29,000 to $394,000 in the six months ended June 30, 2015, compared to interest expense of $365,000 in the same period of 2014. The increase is the net of increased borrowing on our revolving line of credit of $1,626,000 that is partially offset by lower rate decrease of 3.5% from the same period of 2014.

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

MODIFIED EBITDA SCHEDULE

	Six Months Ended June 30,
	2015	2014
Net income (loss)	$(957,000)	$418,000

Modified EBITDA adjustments:
Depreciation and amortization	453,000	304,000
Interest expense	394,000	365,000
Stock option compensation	560,000	218,000
Total EBITDA adjustments	1,407,000	887,000

Modified EBITDA income (loss)	$450,000	$1,305,000

This $855,000 decrease in modified EBITDA for the six months ended June 30, 2015 over the same period last year is due to decreased gross profits of $1,375,000 offset by an increase in non-cash operating expenses of $479,000.

Liquidity and Capital Resources

As of June 30, 2015, we had stockholders equity of $3,281,000 and working capital of $1,967,000 compared to stockholders equity of $3,652,000 and working capital of $2,207,000 at December 31, 2014.

Our cash and cash equivalents at June 30, 2015 decreased by $744,000 to $215,000 at June 30, 2015 compared to $959,000 at December 31, 2014. Net cash used in operating activities of $1,844,000 for the six months ended June 30, 2015 was primarily due to the net loss of $957,000, plus an increase in inventory levels of $2,631,000 partially offset by an increase in accounts payable of $1,644,000 and other balance sheet activities. Investing activities included $430,000 used to purchase machinery in the Los Angeles plan. The $1,530,000 in financing activities was primarily due to the $1,626,000 additional cash borrowed on the line of credit and proceeds from warrant exercises of $31,000 that were partially offset by loan principal payments of $127,000.

Our Loan and Security Agreement with PMC Financial Services Group, LLC provides a $6 million revolving line of credit and a $1,500,000 term loan and a new $3 million Capital Expansion loan. The revolving line of credit is based on 85% of eligible accounts receivable and 50% of eligible inventory. Effective December 5, 2014 the interest rate was revised to prime plus 5.75% which is currently 9% on all three loans. At June 30, 2015, the revolving line of credit balance was $4,635,000, the term loan balance was $1,500,000 and the Capital Expansion loan balance was $1,389,000.

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

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the six months ended June 30, 2015.

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

We believe there have been no significant changes, during the six month period ended June 30, 2015, to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, and early adoption is permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Reed’s, Inc.
(Registrant)

Date: August 13, 2015	/s/ Christopher J. Reed
Christopher J. Reed
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2015	/s/ Dan Miles
Dan Miles
Chief Financial Officer
(Principal Financial Officer)

