Form 10-Q
period 2015-09-30
REED'S, INC.
filed 2015-11-12
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 13,147,815 shares of Common Stock outstanding as of September 30, 2015.

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

2

3

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S, INC.

CONDENSED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$1,203,000	$959,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $416,000 and $253,000, respectively	3,744,000	2,500,000
Inventory, net of reserve for obsolescence of $526,000 and $90,000, respectively	7,900,000	6,306,000
Prepaid inventory	690,000	1,287,000
Prepaid and other current assets	314,000	447,000
Total Current Assets	13,851,000	11,499,000

Property and equipment, net of accumulated depreciation of $4,008,000 and $3,405,000, respectively	5,282,000	4,572,000
Brand names	1,029,000	1,029,000
Total assets	$20,162,000	$17,100,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,710,000	$5,894,000
Accrued expenses	151,000	130,000
Line of credit	4,329,000	3,009,000
Current portion of long term financing obligation	154,000	134,000
Current portion of capital leases payable	127,000	125,000
Term loans payable	1,841,000	-

Total current liabilities	14,312,000	9,292,000

Long term financing obligation, less current portion, net of discount of $962,000 and $1,031,000, respectively	1,459,000	1,508,000
Capital leases payable, less current portion	383,000	476,000
Term loans payable	2,990,000	2,172,000
Total Liabilities	19,144,000	13,448,000

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94,000	94,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 13,147,815 and 13,068,058 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	27,094,000	26,300,000
Accumulated deficit	(26,171,000)	(22,743,000)
Total stockholders’ equity	1,018,000	3,652,000
Total liabilities and stockholders’ equity	$20,162,000	$17,100,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Sales, net	$10,713,000	$12,319,000	$33,561,000	$32,456,000
Cost of goods sold	9,153,000	8,434,000	25,104,000	21,962,000

Gross profit	1,560,000	3,885,000	8,457,000	10,494,000

Operating expenses:
Delivery and handling expenses	1,354,000	1,310,000	3,952,000	3,131,000
Selling and marketing expense	1,242,000	1,480,000	3,770,000	3,604,000
General and administrative expense	1,108,000	849,000	3,332,000	2,730,000
Total operating expenses	3,704,000	3,639,000	11,054,000	9,465,000

Income (loss) from operations	(2,144,000)	246,000	(2,597,000)	1,029,000

Interest expense	(321,000)	(195,000)	(826,000)	(560,000)

Income (loss) before income taxes	(2,465,000)	51,000	(3,423,000)	469,000
Income Tax	-	(3,000)	-	(3,000)
Net income (loss)	(2,465,000)	48,000	(3,423,000)	466,000
Preferred stock dividends	-	-	(5,000)	(5,000)

Net income (loss) attributable to common stockholders	$(2,465,000)	$48,000	(3,428,000)	461,000

Income (loss) per share available to common stockholders, basic	$(.19)	$0.00	(.26)	.04
Weighted average number of shares outstanding - basic	13,133,424	13,053,627	13,102,614	13,034,707
Income (loss) per share available to common stockholders, diluted	$(.19)	0.00	(.26)	.04
Weighted average number of shares outstanding - diluted	13,133,424	13,135,317	13,102,614	13,291,536

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2015

(Unaudited)

			Series A		Additional		Total
	Common Stock		Preferred Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2015	13,068,058	$1,000	9,411	$94,000	$26,300,000	$(22,743,000)	$3,652,000

Common shares issued upon exercise of warrants	34,692		-	-	74,000	-	74,000

Common shares issued upon exercise of options	44,314	-	-	-	-	-	-

Fair value vesting of options issued for services	-	-	-	-	715,000	-	715,000

Series A Preferred Stock Dividend	751	-	-	-	5,000	(5,000)	-

Net loss	-	-	-	-	-	(3,423,000)	(3,423,000)
Balance, September 30, 2015	13,147,815	$1,000	9,411	$94,000	$27,094,000	$(26,171,000)	$1,018,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net Income (loss)	$(3,423,000)	$466,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	683,000	536,000
Fair value of stock options issued to employees	715,000	308,000
Fair value of common stock issued for services and bonus		10,000
(Decrease) increase in allowance for doubtful accounts	163,000	90,000
Changes in assets and liabilities:
Accounts receivable	(1,090,000)	(1,706,000)
Inventory	(1,594,000)	309,000
Prepaid Inventory	597,000	(644,000)
Prepaid expenses and other current assets	66,000
Accounts payable	1,816,000	2,177,000
Accrued expenses	21,000	11,000
Net cash provided by (used in) operating activities	(2,046,000)	1,557,000
Cash flows from investing activities:
Purchase of property and equipment	(415,000)	(355,000)
Net cash used in investing activities	(415,000)	(355,000)
Cash flows from financing activities:
Proceeds from stock option and warrant exercises	74,000	26,000
Proceeds from short term borrowing	1,500,000
Principal repayments on long term financing obligation	(97,000)	(81,000)
Principal repayments on capital lease obligation	(91,000)	52,000
Principal repayments on term loan		(129,000)
Net draw down (repayment) on line of credit	1,319,000	(365,000)
Net cash (used in) provided by financing activities	2,705,000	(601,000)
Net increase in cash	244,000	601,000
Cash at beginning of period	959,000	1,104,000
Cash at end of period	$1,203,000	$1,705,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$826,000	$560,000
Non Cash Investing and Financing Activities
Property and equipment acquired through capital expansion loan	$910,000	$475,000
Other current assets acquired through capital expansion loan	250,000	-
Dividends Payable in common stock	5,000	5,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reed’s, Inc. (the “Company”), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2015 and the results of operations and cash flows for the nine months ended September 30, 2015 and 2014. The balance sheet as of December 31, 2014 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2015.

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

For the three and nine months ended September 30, 2015 the calculations of basic and diluted loss per share are the same, since the effect of the potentially dilutive securities was anti-dilutive. For the three and nine months ended September 30, 2014 the calculations of diluted earnings per share included stock options and warrants, calculated under the treasury stock method, and excluded preferred stock since the effect was antidilutive. The calculation of weighted average shares outstanding – diluted is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss) attributable to common stockholders	$(2,465,000)	$48,000	$(3,428,000)	$461,000
Denominator:
Weighted average shares outstanding - basic	13,133,424	13,053,627	13,102,614	13,034,707
Effect of dilutive instruments:
Warrants and options	-	81,690	-	256,829
Weighted average shares outstanding-diluted	13,133,424	13,135,317	13,102,614	13,291,536

The Company had potentially dilutive securities that consisted of:

	September 30, 2015	September 30, 2014

Warrants	216,261	101,963
Series A Preferred Stock	37,644	37,644
Options	990,000	716,833
Total	1,243,905	856,440

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation – Stock Compensation (Topic 718). The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

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

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances on deposit with banks in excess of $250,000 during the nine months ended September 30, 2015.

On September 1, 2015, as previously announced, the company negotiated a new term loan (Term Loan B) with PMC Financial Services Group, LLC. This loan was used to bridge cash flow until new production sites began operations and free up available cash to complete the LA Plant upgrade. As conditions improved, on November 10, 2015, the company restructured both outstanding term loans to have a new maturity date of April 1, 2017. See subsequent events for further discussion.

During the nine months ended September 30, 2015 and 2014, the Company had two customers which accounted for approximately 29% and 12% of sales in 2015, and 34% and 13% of sales in 2014, respectively. No other customers accounted for more than 10% of sales in either period. During the three months ended September 30, 2015 and 2014, the Company had two customers which accounted for approximately 24% and 9% of sales in 2015, and 28% and 16% of sales in 2014, respectively. No other customers accounted for more than 10% of sales in either period. As of September 30, 2015, the Company had accounts receivable due from one customer who comprised 20% of its total accounts receivable and as of December 31, 2014 the Company had accounts receivable due from one customer which comprised 25% of its total accounts receivable.

During the nine months ended September 30, 2015, the Company had one vendor which accounted for approximately 25% of all purchases, and in the nine months ended September 30, 2014 one vendor who accounted for approximately 26% of all purchases. No other vendor accounted for more than 10% of all purchases in either period. As of September 30, 2015, the Company had one vendor which accounted for approximately 16% of total accounts payable and as of December 31, the Company had two vendors which accounted for approximately 11% and 10% of total accounts payable. No other account was in excess of 10% of the balance of accounts payable as of September 30, 2015 and December 31, 2014.

Advertising

Advertising costs are expensed as incurred. For the three months ended September 30, 2015 and 2014, advertising costs were $3,000 and $460,000, respectively and for the nine months ended September 30, 2015 and 2014, advertising costs were $39,000 and $571,000 respectively.

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

The Company had no such assets or liabilities recorded to be valued on the basis above at September 30, 2015 or December 31, 2014.

2. Inventory

Inventory is valued at the lower of cost (first-in, first-out or market) and, net of reserves, is comprised of the following as of:

	September 30, 2015	December 31, 2014
	(Unaudited)
Raw Materials and packaging	$5,704,000	$3,395,000
Finished Goods	2,196,000	2,911,000
Total Inventory	$7,900,000	$6,306,000

3. Property and Equipment

Property and equipment are comprised of the following as of:

	September 30, 2015	December 31, 2014
	(Unaudited)
Land	$1,108,000	$1,108,000
Building	1,871,000	1,868,000
Vehicles	321,000	338,000
Machinery and equipment	3,799,000	3,312,000
Equipment under capital leases	857,000	903,000
Assets Under Construction	866,000	-
Office equipment	468,000	448,000
	9,290,000	7,977,000
Accumulated depreciation	(4,008,000)	(3,405,000)
	$5,282,000	$4,572,000

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $615,000 and $448,000, respectively.

Machinery and equipment at September 30, 2015 and December 31, 2014 includes equipment held under capital leases of $857,000. Accumulated depreciation on equipment held under capital leases was $430,000 on September 30, 2015 and $326,000 on December 31, 2014.

4. Notes Payable

Revolving Line of Credit

On November 9, 2011, the Company entered into a Loan and Security Agreement with PMC Financial Services Group, LLC (PMC), which was amended and extended for 2 years on December 5, 2014, that provides a $6,000,000 revolving line of credit. The Amended Agreement extends and amends the Revolving Loan and Term Loan (see Note 5) and adds a new Capital Expansion Loan (the “Capex Loan”) (see Note 7). At September 30, 2015 and December 31, 2014, the aggregate amount outstanding under the line of credit was $4,329,000 and $3,009,000 respectively.

The loans mature on December 5, 2016 and are subject to a 1% prepayment penalty for prepayment prior to the first anniversary of the effective date. As of the effective date of the Amended Agreement, all three loans have an effective interest rate of 9% subject to adjustment as discussed below.

The revolving line of credit is based on 85% of accounts receivable and 60% of eligible inventory and is secured by substantially all of the Company’s assets. The interest rate on the Revolving Loan is the prime rate plus 5.75% (9% at September 30, 2015). The amended monthly management fee is .45% of the average monthly loan balance. As of September 30, 2015, the Company had borrowing availability of $1,365,000 under the line of credit agreement.

Term Loans

The Company has the following term loans outstanding with PMC Financial Services Corporation;

	September 30, 2015	December 31, 2014

Term Loan A	$1,500,000	$1,500,000
Term Loan B	1,500,000	-
Capital Expansion Loan	1,831,000	672,000
	4,831,000	2,172,000
Less current portion	(1,841,000)	-

Long term portion	$2,990,000	$2,172,000

Term Loan A

In connection with the Loan and Security Agreement with PMC Financial Services Group, LLC (see Note 4), the Company entered into a Term Loan. The loan was $750,000, and was secured by all of the unencumbered assets of the Company. Effective December 5, 2014 the Term Loan’s outstanding principal balance was increased to $1,500,000 and the annual interest rate was revised to prime plus 5.75% (currently 9%) subject to adjustment as described below. Monthly term loan payments are interest only until the December 16, 2016 maturity date when the principal balance is due. (Subsequently extended to April 1, 2017 (see note 10). As of September 30, 2015 and December 31, 2014, the amount outstanding was $1,500,000.

Term Loan B

Effective September 1, 2015 Reed’s Inc. (the “Company”) entered into an additional Term Loan (Term Loan B) with a principal balance of $1,500,000 at prime plus 11.60% (currently 14.85%) with PMC Financial Services Group, LLC. The Term Loan is payable as follows: interest only for the first two months and then beginning December 1, 2015 four monthly payments of $386,672.90 which includes interest in arrears. (Subsequently extended to April 1, 2017. See Note 10). The loan is for a total of 6 months.

The interest rate on the line of credit and Term loans A and B described above were modified on September 1, 2015 and are subject to adjustment as follows:

Under the new conditions, the rate charge will be calculated on a sliding scale based on the trailing 6 month EBITDA. If the EBITDA measuring point stays below $1,000,000 where it is now, the rate will rise to 12% from the current rate of 9%. If EBITDA rises to $1,500,000 then the rate will remain the same as now at 9%.

Notwithstanding the other borrowing terms above, if Excess Borrowing Availability under the $6 million Revolving line of credit remains more than $1,500,000 at all times during the preceding month (currently Reed’s Borrowing Availability is zero) the Interest Rate shall remain unchanged for the asset based lending that includes the Revolving working capital loan, CAPEX capital improvement loan and Term Loan A. The six month Term Loan B rates will remain the same at 14.85%.

Capital Expansion (“CAPEX”) Loan

In connection with the loan and security agreement with PMC, the Company entered into a CAPEX loan in the aggregate outstanding amount not to exceed $3,000,000. The CAPEX loan will finance new asset purchases for modernization and improvement of the beverage bottling equipment in the Los Angeles plant. Interest only on the CAPEX loan shall be paid from time to time until the end of each fiscal quarter, at which time the principal amounts of each outstanding CAPEX loan will be aggregated and repaid in 48 equal monthly installments of principal plus accrued but unpaid interest, or if earlier, the revolver maturity of December 2016 as discussed in Note 4. The interest rate on the CAPEX loan is the prime rate plus 5.75% (9% at September 30, 2015). At September 30, 2015 and December 31, 2014, the balance on the CAPEX loan balance was $1,831,000 and $672,000 and as of September 30, 2015, the Company had future borrowing availability of $1,509,000.

In conjunction with this loan the Company has placed equipment at a cost of $341,000 at a co-packing facility to enable the Company to manufacture our products. Should the Company be unable to secure the access to the equipment in the event of failure of the co-packer, the amount will become due and payable by the Company immediately.

5. Obligations under Capital Leases

The Company leases equipment for its brewery operations with an aggregate value of $903,000 under six non-cancelable capital leases. Most of the leases are personally guaranteed by the Company’s chief executive officer. Monthly payments range from $341 to $10,441 per month, including interest, at interest rates ranging from 6.51% to 17.31% per annum. At September 30, 2015, monthly payments under these leases aggregated $16,000. The leases expire at various dates through 2019.

Future minimum lease payments under capital leases are as follows:

Years Ending December 31,
2015	62,000
2016	164,000
2017	149,000
2018	166,000
2019	103,000
Total payments	644,000
Less: Amount representing interest	(134,000)
Present value of net minimum lease payments	510,000
Less: Current portion	(127,000)
Non-current portion	$383,000

6. Long-term Financing Obligation

On June 15, 2009, the Company closed escrow on the sale of its two buildings and its brewery equipment and concurrently entered into a long-term lease agreement for the same property and equipment. In connection with the lease the Company has the option to repurchase the buildings and brewery equipment from 12 months after the commencement date to the end of the lease term at the greater of the fair market value or an agreed upon amount. Since the lease contains a buyback provision and other related terms, the Company determined it had continuing involvement that did not warrant the recognition of a sale; therefore, the transaction has been accounted for as a long-term financing. The proceeds from the sale, net of transaction costs, were initially recorded as a financing obligation in the amount of $3,056,000. Monthly payments under the financing agreement are recorded as interest expense and a reduction in the financing obligation at an implicit rate of 9.9%. The financing obligation was personally guaranteed up to a limit of $150,000 by the principal shareholder and Chief Executive Officer, Christopher J. Reed.

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

Long term financing obligation is comprised of the following as of:

	September 30, 2015	December 31, 2014
Financing obligation	$2,575,000	$2,673,000
Valuation discount	(962,000)	(1,031,000)
Net obligation	1,613,000	1,642,000
Less current portion	(154,000)	(134,000)
Long term financing obligation	$1,459,000	$1,508,000

7. Stockholders’ Equity

Preferred Stock

Series A Preferred stock consists of 500,000 shares $10.00 par value, 5% non-cumulative, participating, preferred stock. As of September 30, 2015 and December 31, 2014, there were 9,411 shares outstanding with a liquidation preference of $10.00 per share.

The Series A Preferred shares have a 5% pro-rata annual non-cumulative dividend. The dividend can be paid in cash or, in the sole and absolute discretion of our board of directors, in shares of common stock based on its then fair market value. We cannot declare or pay any dividend on shares of our securities ranking junior to the preferred stock until the holders of our preferred stock have received the full non-cumulative dividend to which they are entitled. In addition, the holders of our preferred stock are entitled to receive pro rata distributions of dividends on an “as converted” basis with the holders of our common stock. On June 30, 2015, dividends were accrued on the Series A Preferred stock in the amount of $5,000 and the dividends were paid to the holders of record by issuing 751 shares of common stock.

In the event of any liquidation, dissolution or winding up of the Company, or if there is a change of control event, then, subject to the rights of the holders of our more senior securities, if any, the holders of our Series A preferred stock are entitled to receive, prior to the holders of any of our junior securities, $10.00 per share plus all accrued and unpaid dividends. Thereafter, all remaining assets shall be distributed pro rata among all of our security holders. Since September 30, 2008, we have the right, but not the obligation, to redeem all or any portion of the Series A preferred stock by paying the holders thereof the sum of the original purchase price per share, which was $10.00, plus all accrued and unpaid dividends.

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

8. Stock Based Compensation

Stock Options

Stock options granted under our equity incentive plans generally vest over 3 years from the date of grant, at 33% per year or over 4 years at 25% per year and expire 5 years from the date of grant. The following table summarizes stock option activity for the nine months ended September 30, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	705,334	$3.96	3.3	$1,362,000
Granted	538,000	5.63
Exercised	(115,834)	-
Forfeited or expired	(137,500)	-
Outstanding at September 30, 2015	990,000	$3.58	4.3	$373,000
Exercisable at September 30, 2015	335,376	$2.61	2.3	$356,000

During the nine months ended September 30, 2015, the Company granted 538,000 stock options to various employees at the market price of $5.37 to $5.94 per share. The options generally have a 5 year life and vest over 4 years. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Assumptions used in valuing stock options granted during the nine months ended September 30, 2015 are as follows: (i) volatility rate of between 57.78% and 60.69%, (ii) discount rate between 1.64% and 1.58%, (iii) zero expected dividend yield, and (iv) expected term of 4.5 years based upon the average of the term of the option and the vesting period. The aggregate grant date fair value of the options granted during the nine months ended September 30, 2015, was approximately $1,368,000 and will be amortized over the vesting period.

The aggregate intrinsic value was calculated as the difference between the closing market price, which was $4.57, and the exercise price of the Company’s stock options as of September 30, 2015.

Stock-based compensation recognized on the Company’s statement of operations for the nine months ended September 30, 2015 and 2014 was $715,000 and $307,000, respectively. As of September 30, 2015, the aggregate value of unvested options was $1,390,000, which will be recognized as an expense as the options vest. There were 115,834 stock options exercised in the nine months ended September 30, 2015 on a cashless basis at exercise prices between $1.14 and $4.60. The Company issued 44,314 shares of common stock on those exercises.

The following table summarizes information about stock options at September 30, 2015:

	Options Outstanding at September 30, 2015			Options Exercisable at September 30, 2015
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $1.99	69,000	1.28	$1.00	69,000	$1.70
$2.00 - $4.99	332,000	2.70	$4.17	182,210	$3.92
$5.00 - $6.99	598,000	4.32	$5.43	84,166	5.50
	990,000			335,376

Stock Warrants

For the nine months ended September 30, 2015, the Company received $74,000 for 34,692 warrants which were exercised at a $2.10 and $2.25 per share price. The following table summarizes stock warrant activity for the nine months ended September 30, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	301,963	$4.49	3.3	$430,000
Granted	-	-
Exercised	(34,692)	2.25
Forfeited or expired	(51,010)	2.10
Outstanding at September 30, 2015	216,261	$5.40	3.4	$56,260
Exercisable at September 30, 2015	216,261	$5.40	3.4	$56,260

The intrinsic value was calculated as the difference between the closing market price, which was $4.57, and the exercise price of the Company’s warrants common stock, as of September 30, 2015.

9. Income Taxes

For the three and nine months ended September 30, 2015, net loss was ($2,465,000) and ($3,423,000), respectively, and our provision for income taxes was zero. We made no provision for income taxes due to our utilization of federal net operating loss carry forwards to offset both regular taxable income and alternative minimum taxable income.

In accordance with Accounting Standards Codification (“ASC”) 740-10, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. Our deferred tax assets are composed primarily of U.S. federal net operating loss carryforwards. Based on available objective evidence, management believes it is more likely than not that these deferred tax assets are not recognizable and will not be recognizable until its determined that we have sufficient taxable income. Under ASC 740-10, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and disclosures. As of September 30, 2015 the Company did not have a liability for unrecognized tax uncertainties.

10. Subsequent Events

On November 9, 2015, the company completed a restructuring of Term Loan A and Term Loan B with PMC Financial Services Group, LLC. The aggregated amount of the principal for affected term loans is $3,000,000. Under the new agreement, the maturity of both loans will be due in a lump sum on April 1, 2017 under the same rates and conditions as before. The company is providing PMC 125,000 warrants at a value to be determined based on the lowest price between November 9 and December 31, 2015, but not more than $5.05 the price on the date of the agreement was reached.

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

Overview

The results for our third quarter of 2015 reflect disruption of our east coast supply chain and growth in sales volume among all of our products. Our net sales (see below) decreased 13% over the same quarter in 2014. Promotional spending was flat at $1,270,000 in the third quarter of 2015 when compared to the same quarter in 2014. As a percentage of sales the increase of 13% is directly related to the decrease in volume for the same time period.

Our direct cost of tangible goods sold increased as percentage of net sales to 82% in the third quarter of 2015; versus 65% in the same period in the prior year. The interruption to the supply chain caused a misallocation of raw material inventories that led to an increase in our inventory reserves of $451,000 and a direct write off of $132,000. In response the east coast interruption, we are focused on our Los Angeles plant equipment in operating the plant at maximum capacity. As a consequence our idle plant capacity costs decreased by 9% over the same period last year and decreased 43% versus the second quarter of 2015.

As we previously announced in a press release on October 13, 2015; the Company is now utilizing two co-pack facilities on the east coast and one new facility in the mid-west in addition to the Brewery facility in Los Angeles. We believe that interruption to the business is now behind us.

Three months ended September 30, 2015 Compared to Three months ended September 30, 2014

Results of Operations

The following table sets forth key statistics for the three months ended September 30, 2015 and 2014, respectively.

	Three Months Ended
	September 30,		Pct.
	2015	2014	Change
Gross sales, net of discounts & returns *	11,983,000	13,590,000	(12)%

Less: Promotional and other allowances**	1,270,000	1,271,000	-

Net sales	10,713,000	12,319,000	(13)%
Cost of tangible goods sold	8,769,000	8,010,000	9%
As a percentage of:
Gross sales	73%	59%
Net sales	82%	65%
Cost of goods sold – idle capacity	384,000	424,000	(9)%
As a percentage of net sales	4%	3%

Gross profit	1,560,000	3,885,000	(60)%
Gross profit margin as a percentage of net sales	15%	32%

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

Sales

Net sales of $10,713,000 for the three months ended September 30, 2015 represented an decrease of 13% from $12,319,000 in the prior year same period. The third quarter sales activity was driven by product availability. The result was that Reeds’ ginger branded beverages were up 5% versus same period in 2014. All other brands were down 26% due to production interruptions. As noted in our press release, the Company believes that these production shortages have been remediated.

With the production interruption, sales promotions already in place had a significant dilution effect on the diminished sales. Total price promotion was $1,270,000 for the three months ended September 30, 2015 or flat versus 2014, but on the lower volume, the discount total as percentage of sales was up 15% versus the same period in the prior year or dilution of 6% of net sales.

Cost of Tangible Goods Sold

Cost of tangible goods sold consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, inventory adjustments and internal transfer costs. Third quarter cost of tangible goods sold was $8,769,000 for the three months ended September 30, 2015 and represents an increase of 9% over $8,010,000 from the same period in 2014. The increase was due to a shift in products produced of $530,000 or 5% of net sales, a onetime adjustment for an increase in obsolescence of $255,000 or another 2% of net sales, for a total dilution of gross profit of 7%.

The Company believes that all of these adjustments are related to the supply chain interruption.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity consists of direct production costs of our Los Angeles plant in excess of charges allocated to our finished goods in production. Plant costs include labor costs, production supplies, repairs and maintenance, and depreciation. Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis, which is lower than our actual costs incurred. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Idle capacity expenses decreased to $384,000 in the three months ended September 30, 2015 from $424,000 in 2014 due to a decrease in direct labor of $22,000, decrease in contract labor of $76,000 an decrease of $4,000 in repairs and supplies and an increase of $62,000 in depreciation.

Gross Profit

Net of our decreased sales, flat sales promotions and increased productions costs, our overall gross profit decreased $2,325,000 or 60% over 2014, to $1,560,000 in the three months ended September 30, 2015 from $3,885,000 in 2014. As a percentage of sales, our gross profit in the first fiscal quarter of 2015 was 15%, compared to 32% in the same period of 2014.

This decrease of margin from 32% to 15% was due to onetime charges for co-packer quality related issues of 7%, the realization of 4% dated product and 3% for production mix for a total dilution of 13%. Without these adjustments, Gross Profit would have been 28%. The Company expects gross margins returning to historical levels beginning in the current quarter.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling costs increased by 3% to $1,354,000 in the three months ended September 30, 2015 compared to $1,310,000 over the same period in 2014. This $44,000 increase is primarily due to an 11% cases delivered decrease and a 26% increase in the number of deliveries. West coast to east coast deliveries increased 175% over the same frame in the prior year. This number of deliveries was partially offset by a 40% decrease in cost per delivery, leading to an overall price decrease of 7% per delivery. These metrics will be used to monitor the activity that will bring delivery costs back in line with Reeds historic rate of 9% to 8% of sales.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs decreased $238,000 overall to $1,242,000 in the three months ended September 30, 2015 from $1,480,000 in 2014. This decrease over last year is primarily due to a reduction in television advertising in 2015 partially offset by headcount addition and related expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased $259,000 to $1,108,000 during the three months ended September 30, 2015 from $849,000 in the same period of 2014. This increase is primarily due to increased bad debt experience of $133,000 in the quarter, headcount additions and related expenses of $159,000 partially offset by departmental operation efficiencies of $33,000.

Income (Loss) from Operations

Our loss from operations was ($2,144,000) in the three months ended September 30, 2015, as compared to income of $246,000 in the same period of 2014. The difference is the result of lower gross profit of $2,325,000 combined with $65,000 higher costs in 2015 as the Company experienced a significant production operation disruption.

Interest Expense

Interest expense increased $126,000 to $321,000 in the three months ended September 30, 2015, compared to interest expense of $195,000 in the same period of 2014. The increase is primarily due to increased borrowing on our revolving line of credit, the new term loan and the increase on our capital expansion loan.

Modified EBITDA

The Company defines modified EBITDA (a non-GAAP measurement) as net loss before interest, taxes, depreciation and amortization, and non-cash expense for stock compensation. Other companies may calculate modified EBITDA differently. Management believes that the presentation of modified EBITDA provides a measure of performance that approximates cash flow before interest expense, and is meaningful to investors.

MODIFIED EBITDA SCHEDULE

	Three Months Ended September 30,
	2015	2014
Net Income (loss)	$(2,465,000)	$48,000

Modified EBITDA adjustments:
Depreciation and amortization	235,000	144,000
Interest expense	321,000	195,000
Stock option compensation	156,000	90,000
Other stock compensation for services	-
Total EBITDA adjustments	712,000	429,000

Modified EBITDA income from operations	$(1,753,000)	$477,000

The $2,230,000 decrease in modified EBITDA for the three months resulted from the increases in the EBITDA adjustments totaling $283,000 for the quarter ended September 30, 2015 plus the $2,513,000 in net loss as described above. The $91,000 increase in Depreciation and amortization was due to the additional assets purchased, the increase in interest expense was due to the increased borrowing balances and rate increases. The Stock option compensation was due to the on-going amortization of previously granted options.

Nine months ended September 30, 2015 Compared to Nine months ended September 30, 2014

Results of Operations

The following table sets forth key statistics for the nine months ended September 30, 2015 and 2014, respectively.

	(Unaudited) Nine Months Ended
	September 30,		Pct.
	2015	2014	Change
Gross sales, net of discounts & returns*	$36,505,000	$36,036,000	1%

Less: Promotional and other allowances**	2,944,000	3,580,000	(18)%

Net sales	33,561,000	32,456,000	3%
Cost of tangible goods sold	23,378,000	20,616,000	13%
As a percentage of:
Gross sales	64%	57%
Net sales	70%	64%
Cost of goods sold – idle capacity	1,726,000	1,346,000	28%
As a percentage of net sales	5%	4%

Gross profit	$8,457,000	$10,494,000	(19)%
Gross profit margin as a percentage of net sales	25%	32%

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

Sales

Net sales of $33,561,000 for the nine months ended September 30, 2015 represented an increase of 3% from $32,456,000 in the prior year same period. Sales growth was driven primarily by an 8% increase in sales of Reeds ginger products. Because of supply chain disruptions that started in late second quarter and did not end until almost the end of the third quarter, all others groups were down a combined 22%.

Cost of Tangible Goods Sold

Cost of tangible goods sold consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, inventory adjustments, as well as certain internal transfer costs. Our costs of tangible goods sold is $23,378,000 for the nine months ended September 30, 2015 which represents an increase of 13% over the same period in 2014. This increase is attributable to the supply chain disruption and related costs of temporary raw material price increases, higher spoilage and obsolescence costs.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity consists of direct production costs of our Los Angeles plant in excess of charges allocated to our finished goods in production. Plant costs include labor costs, production supplies, repairs and maintenance, and depreciation. Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis, which is lower than our actual costs incurred. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Idle capacity expenses increased 28% to $1,726,000 in the nine months ended September 30, 2015, from $1,346,000 in 2014. This increase in 2015 is primarily due to an increase in direct labor of $115,000, an increase of $60,000 in repairs and supplies, an increase of $179,000 in depreciation and an increase in contract labor of $26,000.

Gross Profit

Our gross profit decreased $2,037,000 or 19% over 2014, to $8,457,000 in the nine months ended September 30, 2015 from $10,494,000 in 2014. As a percentage of sales, our gross profit for the first nine months of 2015 decreased from 32%, to 25% compared to the same period of 2014. As noted above, production costs were the leading contributor to the 7% overall decrease.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling costs increased by 26% to $3,952,000 in the nine months ended September 30, 2015 compared $3,131,000 over the same period in 2014. This $821,000 increase is due to an 4% more cases delivered but an 8% increase in the number of deliveries. The combination of less cases delivered per truck with a higher frequency of deliveries for that same time frame yielded a decrease of 18% cases per delivery with an accompanying cost increase of 6% of cost per delivery. These metrics are used to monitor the activity that will bring delivery costs back in line with Reeds historic rate of 9% to 8% of sales.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased $166,000 overall to $3,770,000 in the nine months ended September 30, 2015 from $3,604,000 in 2014. This increase of 5% over last year was primarily due to a decrease in national advertising via television offset by an increase in trade show related expenses of $318,000 and increased compensation expenses of $159,000 from additional staff.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased $602,000 (22%) to $3,332,000 during the nine months ended September 30, 2015 from $2,730,000 in the same period of 2014. The increase is due to one-time non-cash expenses related to personnel transition costs of $308,000, one-time cash related expenses of personnel transition costs of $52,000, on-going insurance increases and increased amortization of hiring costs.

Income/Loss from Operations

Our loss from operations was $2,597,000 in the nine months ended September 30, 2015, as compared to income of $1,029,000 in the same period of 2014. This $3,626,000 net change is the result of $2,037,000 in lower gross profit and $1,589,000 in higher operating expenses.

Interest Expense

Interest expense increased $265,000 to $826,000 in the nine months ended September 30, 2015, compared to interest expense of $560,000 in the same period of 2014. The increase is the net of increased borrowing on our revolving line of credit, the new term loan, the increase in the capital expansion loan and the modification of the existing rates as a result of increased borrowing.

Modified EBITDA

The Company defines modified EBITDA (a non-GAAP measurement) as net income (loss) before interest, taxes, depreciation and amortization, and non-cash expense for stock compensation. Other companies may calculate modified EBITDA differently. Management believes that the presentation of modified EBITDA provides a measure of performance that approximates cash flow before interest expense, and is meaningful to investors.

MODIFIED EBITDA SCHEDULE

	(Unaudited)
	Nine Months Ended September 30,
	2015	2014
Net income (loss)	$(3,423,000)	$466,000

Modified EBITDA adjustments:
Depreciation and amortization	683,000	536,000
Interest expense	826,000	560,000
Stock option compensation	715,000	318,000
Total EBITDA adjustments	2,224,000	1,414,000

Modified EBITDA income (loss)	$(1,119,000)	$1,880,000

This $2,999,000 decrease in modified EBITDA for the nine months ended September 30, 2015 over the same period last year is due to decreased gross profits of $2,037,000 and higher operating expenses of $1,589,000 that was offset by non-cash expense of $547,000.

Liquidity and Capital Resources

As of September 30, 2015, we had stockholders equity of $1,018,000 and negative working capital of $461,000 compared to stockholders equity of $3,652,000 and working capital of $2,207,000 at December 31, 2014.

Our cash and cash equivalents at September 30, 2015 increased by $244,000 to $1,203,000 at September 30, 2015 compared to $959,000 at December 31, 2014. Net cash used in operating activities of $2,046,000 for the nine months ended September 30, 2015 was primarily due to the net loss of $3,423,000, an increase in inventory levels of $1,594,000, an increase in accounts receivable $1,090,000 partially offset by an increase in accounts payable of $1,816,000 and other balance sheet activities. Investing activities included $415,000 used to purchase machinery in the Los Angeles plant. The $2,705,000 in financing activities was primarily due to the $1,319,000 additional cash borrowed on the line of credit and proceeds from an additional short term loan of $1,500,000.

Our Loan and Security Agreement with PMC Financial Services Group, LLC provides a $6 million revolving line of credit and a $1,500,000 term loan, an additional short term loan of $1,500,000 and a $3 million Capital Expansion loan. The revolving line of credit is based on 85% of eligible accounts receivable and 50% of eligible inventory. Effective December 5, 2014 the interest rate was revised to prime plus 5.75% which is currently 9% on all three loans. These rates are subject to modification by the terms of the new short term S1,500,000 loan. At September 30, 2015, the revolving line of credit balance was $4,329,000, the original term loan balance was $1,500,000, the new short term loan balance was $1,500,000 and the Capital Expansion loan balance was $1,831,000.

We believe that the Company currently has the necessary working capital to support existing operations for at least the next 12 months. In order to utilize existing cash plus incoming cash from restored normal operations, for the LA Plant expansion, that is now underway, the Company successfully restructured the maturity dates on the $3,000,000 of outstanding Term Loans to April 1, 2017 without using cash as discussed in the subsequent event note included in the interim financial statements.

Our primary capital source will be positive cash flow from operations. If our sales goals do not materialize as planned, we believe that the Company can reduce its operating costs to maintain positive cash flow from operations. Historically, we have financed our operations or plant investments primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution and cash generated from operations.

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

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the nine months ended September 30, 2015.

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

We believe there have been no significant changes, during the nine month period ended September 30, 2015, to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation – Stock Compensation (Topic 718). The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Reed’s, Inc. (Registrant)

Date: November 12, 2015	/s/ Christopher J. Reed
Christopher J. Reed
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2015	/s/ Dan Miles
Dan Miles
Chief Financial Officer
(Principal Financial Officer)

