Form 10-K
period 2015-12-31
REED'S, INC.
filed 2016-03-23
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large Accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2015 was $60,152,000.

13,160,860 common shares, $.001 par value, were outstanding on December 31, 2015.

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

PART I

Item 1. Business

Background

We develop, manufacture, market and sell natural non-alcoholic carbonated soft drinks, Kombucha, candies and ice creams. We currently manufacture, license, market and sell several unique product lines:

●	Reed’s Ginger Brews,

●	Virgil’s Root Beer, Cream Sodas, Dr. Better and Real Cola, including ZERO diet sodas,

●	Culture Club Kombucha,

●	China Colas,

●	Reed’s Ginger candy and ice creams,

●	Sonoma Sparkler and other juice based products.

We also have a private label business.

We sell our products throughout the US and in select international markets. We started in specialty gourmet and natural food stores and have moved more into mainstream over time. We estimate that our products are in approximately 40,000 accounts in the US with approximately 12,000 of those being mainstream supermarkets. We sell our products through a network of natural, gourmet and beer distributors and direct to certain large national retailers.

We produce and co-pack our beverage products in part at our facility in Los Angeles, California, known as the Brewery and at contracted co-packing facilities in Pennsylvania and Indiana. These co-pack facilities typically service the eastern half of the United States and nationally for certain products that we do not produce at The Brewery.

Key elements of our business strategy include:

●	increase our relationship with and sales to the approximately 15,000 supermarkets that carry our products in natural and mainstream and capture more of the 35,000 supermarkets nationwide,

●	expand our distribution network by adding regional direct store delivery (DSD’s) and additional direct accounts,

●	stimulate consumer demand and awareness for our existing brands and products through promotions and advertising,

●	develop additional product flavors under our brands (brand extensions) and other new products, including specialty packaging and alternative uses for our products,

●	develop and produce private-label products for select customers,

●	lower our cost of sales for our products by gaining economies of scale in our purchasing, and

●	optimize the size and focus of our sales force to manage our relationships with distributors and retail outlets.

We create consumer demand for our products by:

●	supporting in-store sampling programs of our products, and

●	generating free press through public relations, and

●	advertising in store publications, and

●	maintaining a company website (www.reedsinc.com), and

●	active social media campaigns on facebook.com, twitter.com and youtube.com, and

●	participating in large public events as sponsors, and

●	in the recent past deployed a national television commercial on cable television networks.

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

We continually introduce new products and line extensions, such as our California Juice Company products in 2009, Virgil’s diet line of ZERO beverages introduced in 2010 and Dr. Better and Light 55 Calories Extra Ginger Brew in 2011. We commenced offering private label products in 2010 and in 2012 we launched our Culture Club Kombucha line that has been expanded as sales have grown. In 2015 we launched Stronger Ginger Brew that contains 50% more fresh ginger than our best selling Reed’s Extra Ginger Brew.

Industry Overview

We offer natural premium carbonated soft drinks (CSD), which are a growing segment of the estimated $10 billion CSD market nationwide. Within natural food store markets, we are among the top-selling natural soft drinks. This market is steady and growing. We also sell in major grocery chains nationally. The trend in grocery stores is to expand offerings of natural products and we have the scale and capability to develop these direct customer relationships.

Our Products

We primarily manufacture and sell beverages and candies or other ginger related products. We make all of our products using premium all-natural ingredients and our beverage line is GMO free. Our primary brands are our Reed’s ginger brew line, our Virgil’s line of root beer and our Culture Club Kombucha. Our candy products that include Reed’s Crystallized Ginger Candy and Reed’s Chews represent a lesser portion of revenues. We have sold ginger ice cream in prior years.

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

We believe that Reed’s Ginger Brews are unique in their kettle-brewed origin among all mass-marketed soft drinks. Reed’s Ginger Brews contain between 8 and 39 grams of fresh ginger in every 12-ounce bottle. We use pure cane sugar as the sweetener. Our products differ from commercial soft drinks in three particular characteristics: sweetening, carbonation and coloring for greater adult appeal. Instead of using injected-based carbonation, we produce our carbonation naturally, through slower, beer-oriented techniques. This process produces smaller, longer lasting bubbles that do not dissipate rapidly when the bottle is opened. We do not add coloring. The color of our products comes naturally from herbs, fruits, spices, roots and juices and our beverages are GMO free.

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

Our Reed’s line contains the following products:

●	Reed’s Original Ginger Brew was our first creation and is a Jamaican recipe for homemade ginger ale using 17 grams of fresh ginger root, lemon, lime, honey, raw cane sugar, pineapple, herbs and spices. Reed’s Original Ginger Brew is 20% fruit juice.

●	Reed’s Premium Ginger Brew is sweetened only with honey and pineapple juice. Reed’s Premium Ginger Brew is 20% fruit juice and contains 17 grams of fresh ginger root.

●	Reed’s Raspberry Ginger Brew is brewed from 17 grams of fresh ginger root, raspberry juice and lime. Reed’s Raspberry Ginger Brew is 20% raspberry juice.

●	Reed’s Spiced Apple Brew uses 8 grams of fresh ginger root, the finest tart German apple juice and such apple pie spices as cinnamon, cloves and allspice. Reed’s Spiced Apple Brew is 50% apple juice.

●	Reed’s Cherry Ginger Brew is naturally brewed from 17 grams of fresh ginger root, cherry juice from concentrate and spices.

●	Reed’s Light 55 Calories Extra Ginger Brew is a reduced calorie version of our top selling Reed’s Extra Ginger Brew that was made possible by using Stevia. We use the same recipe of 26 grams of fresh ginger root, honey, pineapple, lemon and lime juices and exotic spices.

●	Reeds Extra Ginger Brew is the same recipe as Original Ginger Brew, but has 26 grams of fresh ginger root for a stronger bite.

●	Reeds Stronger Ginger Brew has 50% more ginger than the Extra Ginger Brew and has the highest ginger content of any of our beverage products.

●	Reed’s Natural Energy Elixir is an energy drink infused with all natural ingredients designed to provide consumers with a healthy and natural boost to energy levels

●	Reed’s Nausea Relief is based on our Ginger Brews with added B vitamins. Both ginger and B vitamins have been studied for their effectiveness in combating nausea.

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

Other Beverage Brands

We have other popular brands that currently have limited distribution, including China Cola, California Juice, Sonoma Sparkler and Flying Cauldron Butterscotch Beer. We are continually developing new brands and products.

Private Label Products

We design and manufacture drinks for private label customers in multiple facilities. We are experts in flavor development and in matching existing products in the market. We develop the recipe and may design the label and/or the bottle style. We do not private label any of our own branded product recipes.

Our private label products have been primarily sparkling juices, waters and teas. We develop the sources for glass and ingredients. We have a variety of packaging options, including swing-lid bottles, foil capsules and various label types. Our Los Angeles facility is certified as SQF level 2 compliant.

New Product Development

We are always working on ideas and products to continue expanding our Reed’s Ginger Brews, Virgil’s product line, Reed’s Ginger Candy product lines and packaging styles. Among the advantages of our self-operated Brewery are the flexibility to try innovative packaging and the capability to experiment with new product flavors at less cost to our operations or capital.

Our private label products require continual product development. We are able to be nimble and innovative, producing new products in a short amount of time.

Manufacture of Our Products

We produce our carbonated beverages in multiple facilities:

●	a facility in Los Angeles, California, known as The Brewery, at which we currently produce Kombucha, certain soda products and our private label products, and

●	two packing, or co-pack facilities in Pennsylvania and an additional co-packer in Indiana which supplies us with product we do not produce at The Brewery. The co-packer assembles our products and charges us a fee, generally by the case, for the products they produce.

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

We believe that as we continue to grow, we will be able to keep up with increased production demands. The LA Brewery is currently undergoing a major renovation that we believe will allow the Brewery to handle increased West Coast business. To the extent that any significant increase in business requires us to supplement or substitute our current co-packers, we are developing a pre-qualification for all prospective co-packers, so that there would not be a significant delay or interruption in fulfilling orders and delivery of our products. In addition, we do not believe that growth will result in any significant difficulty or delay in obtaining raw materials, ingredients or finished product that is repackaged at the Brewery.

Our Primary Markets

We target a niche in the estimated $100 billion carbonated and non-carbonated soft drink markets in the US, Canada and International markets. Our brands are generally regarded as premium and natural, with upscale packaging and are loosely defined as the artisanal (craft), premium bottled carbonated soft drink category.

The soft drink industry is highly fragmented and the craft soft drink category consists of such competitors as, Henry Weinhards, Thomas Kemper, Hansen’s, Izze, Boylan and Jones Soda, to name a few. These brands have the advantage of being seen widely in the national market and being commonly known for years through well-funded ad campaigns. Despite our products having a relatively high price for an artisanal premium beverage product, minimal mass media advertising and a relatively small but growing presence in the mainstream market compared to many of our competitors, we believe that results to date demonstrate that Reed’s Ginger Brews and Virgil’s sodas are making strong inroads and market share gains against some of the larger brands in the market.

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

Natural Food Stores

Our primary and historical marketing and distribution source of our products has been natural food and gourmet stores throughout the US. These stores include Whole Foods Market, Trader Joe’s, Sprouts, The Fresh Market, Earth Fare, and New Seasons, just to name a few. Our brands are also sold in gourmet restaurants and deli’s nationwide. With the advent of large natural food store chains and specialty merchants, the natural foods segment continues to grow each year, helping fuel the continued growth of our brands.

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

International Sales

We have developed a limited market for our products in Canada, Europe and Asia. Sales outside of North America currently represent less than 1% of our total sales. Sales in Canada represent about 1.3% of our total sales. We believe that there are good opportunities for expansion of sales in Canada and we are increasing our marketing focus on that market. Other international sales become cost prohibitive, except in specialty sales circumstances, since our premium sodas are packed in glass, which involves substantial freight to move overseas. We are open to opportunities to export and to co-pack internationally and expand our brands into foreign markets, and we are holding preliminary discussions with trading companies and import/export companies for the distribution of our products throughout Asia, Europe and South America. We believe that these areas are a natural fit for Reed’s ginger products, because of the importance of ginger in international markets, especially the Asian market where ginger is a significant part of diet and nutrition.

Distribution, Sales and Marketing

We currently have a national network of mainstream, natural and specialty food distributors in the United States and Canada. We sell directly to our distributors, who in turn sell to retail stores. We also use our own internal sales force and independent sales representatives to promote our products for our distributors and direct sales to our retail customers. One of the main goals of our sales and marketing efforts is to increase sales and grow our brands. Our sales force consists of senior sales representatives in five geographic regions across the country who are supported in their region by local Reeds sales staff. Generally, our sales managers are responsible for all activities related to the sales, distribution and marketing of our brands to our entire distributor and retail partner network in North America. We distribute our products primarily through several national natural foods distributors and an increasing number of regional mainstream DSD distributors. We have entered into agreements with some of our distributors that commit us to “termination fees” if we terminate our agreements early or without cause. These agreements call for our customer to have the right to distribute our products to a defined type of retailer within a defined geographic region. As is customary in the beverage industry, if we should terminate the agreement or not automatically renew the agreement, we would be obligated to make certain payments to our customers. We are in constant review of our distribution agreement with our partners across North America. We also offer our products and promotional merchandise directly to consumers via the Internet through our website, www.reedsgingerbrew.com.

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

Competition

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers. Most of these brands have enjoyed broad, well-established national recognition for years, through well-funded ad and other branding campaigns. In addition, the company’s manufacturing these products generally have greater financial, marketing and distribution resources than we do. Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. We also compete for distributors who will concentrate on marketing our products over those of our competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the soft drink category could cause our products to be unable to gain or to lose market share or we could experience price erosion. We believe that our all natural innovative beverage recipes, packaging, use of premium ingredients and a trade secret brewing process provide us with a competitive advantage and that our commitments to the highest quality standards and brand innovation are keys to our success.

The Kombucha market is dominated by a few producers who sell their products nationally. The remainder of the producers is comprised of mostly fragmented regional or local companies. There are companies that gain market share in certain regions; however, most do not have the scale and capability to effectively sell and distribute on a national basis. We believe that Reed’s Kombucha market share was achieved in a relatively short period of time, by leveraging our existing distribution channels and customer relationships to expand our sales volume quickly. We also have in-house production capabilities that can be scaled up as needed to make this a primary brand for Reed’s. We believe that our existing infrastructure creates a competitive advantage, including product design, manufacturing & production and a network of sales & distribution.

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

Bottlers of our beverage products presently offer and use non-refillable, recyclable containers in the United States and various other markets around the world. Some of these bottlers also offer and use refillable containers, which are also recyclable. Legal requirements apply in various jurisdictions in the United States and overseas requiring that deposits or certain taxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other types of beverage container-related deposit, recycling, tax and/or product stewardship statutes and regulations also apply in various jurisdictions in the United States and overseas. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at local, state and federal levels, both in the United States and elsewhere.

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

Employees

We have 36 full-time employees on our corporate staff, as follows: 4 in general management, 4 in manufacturing, research and development, 17 in sales and marketing support, and 11 in accounting, administration and operations. We also have approximately 40 production employees that work both full and part time and work flexible hours based on volume demands. We employ additional people on a part-time basis as needed. We have never participated in a collective bargaining agreement. We believe that the relationship with our employees is good.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is listed for trading on the NYSE MKT trading under the symbol “REED”. The following is a summary of the high and low bid prices of our common stock on the NYSE MKT Capital Markets for the periods presented:

	Sales Price
	High	Low
Year Ending December 31, 2014
First Quarter	$8.57	$5.69
Second Quarter	5.71	4.29
Third Quarter	6.47	5.00
Fourth Quarter	7.53	5.63

	Sales Price
	High	Low
Year Ending December 31, 2015
First Quarter	$7.00	5.32
Second Quarter	6.64	5.08
Third Quarter	6.39	4.44
Fourth Quarter	5.90	4.50

As of December 31, 2015, there were approximately 4,481 stockholders of record of the common stock (including only non-objecting beneficial owners of record) and 13,147,815 outstanding shares of common stock.

Unregistered Sales of Equity Securities

During the fiscal year ended December 31, 2015, we issued the following equity securities that were unregistered under the Securities Act:

●	We issued 247 shares of common stock in exchange for Reeds Board of Director services. The value of the stock was based on the closing price of the stock on the issuance or agreed upon date. The total value of shares issued for services was $1,350 the shares were issued pursuant to exemption from registration under Section 4(2) of the Securities Act.

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

We are obligated to pay a non-cumulative 5% dividend from lawfully available assets to the holders of our Series A preferred stock in additional shares of common stock at our discretion. In 2015 and 2014, we paid dividends on our Series A preferred stock in an aggregate of 751 and 1,057 shares of common stock in each such year, respectively and anticipate that we will be obligated to issue at least this many shares annually to the holders of the Series A preferred stock so long as such shares are issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

2007 Stock Option Plan and 2015 Incentive and Non-statutory stock option plan

On October 8, 2007, our board of directors adopted the 2007 Stock Option Plan for 1,500,000 shares and the plan was approved by our stockholders on November 19, 2007. All of the shares granted under our 2007 Stock Option Plan have been issued. Forfeited options issued under the 2007 plan can be reissued prior to expiration of the plan. On April 6, 2015, our board of directors adopted the 2015 Incentive and Non-statutory Stock Option Plan for 500,000 shares and the plan was approved by our stockholders on December 30, 2015. Forfeited options issued under the 2015 plan cannot be reissued.

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

For the 2007 plan, when a stock award expires or is terminated before it is exercised, the shares set aside for that award are returned to the pool of shares available for future awards. For the 2015 plan, when a stock award expires or is terminated before it is exercised, the shares are canceled and cannot be reissued.

No option can be granted under the plan after ten years following the earlier of the date the plan was adopted by the board of directors or the date the plan was approved by our stockholders.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2015, with respect to equity securities authorized for issuance under compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a))(c)

Equity compensation plans approved by security holders	980,000	$4.52	291,834
Equity compensation plans not approved by security holders	341,261	$5.17	-
TOTAL	1,321,261	$4.69	291,834

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

Results of Operations

The following table sets forth key statistics for the years ended December 31, 2015 and 2014, respectively.

	Year Ended
	December 31,		Pct.
	2015	2014	Change
Gross sales, net of discounts & returns (a)	$49,713,000	$48,061,000	3%
Less: Promotional and other allowances (b)	3,765,000	4,639,000	(19%)
Net sales	$45,948,000	43,422,000	5%
Cost of tangible goods sold (c)	32,295,000	28,141,000	15%
As a percentage of:
Gross sales	65%	58%
Net sales	70%	65%
Cost of goods sold – idle capacity (d)	2,048,000	2,275,000	(10%)
As a percentage of net sales	4%	5%
Gross profit	$11,605,000	$13,006,000	(11%)
Gross profit margin as a percentage of net sales	25%	30%

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

Year ended December 31, 2015 Compared to Year ended December 31, 2014

Gross Sales

Gross sales for all of Reeds products increased 3% to $49,713,000 for the year ended December 31, 2015 from $48,061,000 in the prior year.

Our total gross sales for beverages increased 3.4% led by Reeds branded beverages which increased 19%. All other beverage categories were flat or down due to the third quarter supply chain interruption. Specifically the Virgil brand decreased 5% and Kombucha decreased 12%. Private label brands were flat year over year.

The company continues to be a leader in portfolio offerings and beverage packaging design with multiple container volumes. To reflect this volume diversity, Reeds has adopted the industry standard of 8 ounce servings. In the rest of the document whenever case is referred to it is in eight ounce equivalents. In 2015, Reeds beverage 8oz. case volume, consisting of 8-ounce servings per case, increased 9.1% to 3.9M cases. Beverage case gross sales dollars decreased 5.2%. to $12.90 per/case.

Gross sales of items such as candy, ingredients, packaging and mail order are not included in the discussion above. These items as a group totaled $1,739,000 in gross sales, a decrease of $433,000 or 20% over 2014. The decrease was the direct result of a California lawsuit that has required the Company to find alternative suppliers. The Company successfully engaged new suppliers in 2016.

Promotional and other allowances

Promotions and allowances for beverage products decreased 19% to $3,765,000 (7.6% of gross sales) for the year ended December 31, 2015 from $4,639,000 (9.7% of gross sales) in the prior year.

The promotional discounts decreased 20% or $0.25/case to $0.97/case from $1.22/case in 2014. This decrease is primarily attributable to a decline in the promotional programs and discounts offered in the third quarter and fourth quarters of 2015 as our supply of products for sale decreased and we experienced a reduction in Kombucha related discounts throughout the year.

Net Sales

Net sales of all items increased 5.8% or $2,526,000 to $45,948,000 for the year ended December 31, 2015 from $43,422,000 in the prior year.

For beverage products, net sales by 8oz case equivalents increased in 2015 by 3.9% to $11.93/case from $11.46/case from the prior year.

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

Our total cost of goods sold increased to $34,343,000 in the year ended December 31, 2015, an increase of approximately $3,927,000 or 12.9% from 2014. The increase was due to net volume increases of 9.1%, and increases in cost of production. Specific production costs were: packaging cost increases of $0.35/cs. and ingredient cost increases of $0.25/cs. These increases were partially offset by labor productivity decreases of $0.25/cs.

During the year, Reeds experienced supply chain interruptions. During 2015, direct write off of inventories increased $518,000 or $0.13/case over $53,000 or $0.01/case in 2014. Additionally, during 2015, the company adjusted the reserve for obsolescence by $200,000 over 2014 or $0.05/cs.

Gross Profit

Our gross profit of $11,605,000 in the year ended December 31, 2015 represents a decrease of $1,401,000, or 10.8% from 2014. As a percentage of sales, our gross profit decreased to 25.3% in 2015 as compared to 30.0% in 2014. The gross profit percentage decrease is primarily driven by the direct write off of inventory and the increase in obsolescence reserve of $644,000 that are included in the cost of production cost above.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling costs increased to $5,100,000 in the year ended December 31, 2015 compared to $4,478,000 in 2014. The $622,000 (14%) increase is due to increased distance traveled with lower volumes per delivery due primarily to supply chain issues in the third quarter. Current rates of 9% are comparable to historic rates. The company expects costs to decrease further when the L.A. Brewery upgrade is complete.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs for 2015 were $4,867,000 or relatively flat when compared to $4,838,000 in 2014.

During the year, the $29,000 increase is the result of increases in utilization of sales consultants of $139,000, stock option expenses of $157,000, trade show participation of $109,000 and $87,000 in compensation related expenses. These increases were offset by a decrease in advertising costs of $523,000 which included $431,000 for a national cable television advertising campaign in the summer of 2014 and $289,000 attributed to decreases in promotions of bonuses of $77,000, promotional expenses of $86,000, public relations of $68,000 and broker’s commissions of $58,000.

Our sales staff decreased to 17 members at December 31, 2015, from 19 at December 31, 2014.

General and Administrative Expenses

General and administrative expenses include executive, administrative, and finance personnel costs as well as professional fees. General and administrative expenses increased $954,000 to $4,368,000 in fiscal 2015 when compared to fiscal 2014 expenses of $3,414,000.

This increase is due to an increase in wage related expenses of $362,000, stock compensation of $245,000, bad debt expense of $156,000 and legal settlement costs of $108,000. These increases were offset in part by decreases in professional fees and consultants’ of $128,000.

Our G & A staff increased to 16 members at December 31, 2015, from 12 at December 31, 2014 as two positions were reclassified from production and sales support to G & A staff and an additional two new positions were added.

Income (Loss) from Operations

Loss from operations was $2,730,000 in the year ended December 31, 2015, as compared to income from operations of $276,000 in 2014. The increase in the operating loss is due to the supply chain production interruption, the resulting loss of sales and the attendant costs directly resulting from the production interruption of inventory waste and delivery expenses.

Interest Expense

Interest expense increased to $1,231,000 in the year ended December 31, 2015, compared to interest expense of $1,028,000 in the same period of 2014. During 2015 the company incurred liquidity shortages that required a renegotiation with our bank PMC. A new loan was obtained for $1,500,000 that also changed the terms of the existing line of credit and term loan. Later both term loan expiration dates were extended to April 1, 2017 that did not involve any further changes in the terms of all loans. As a direct consequence of the term change and the additional borrowing, the company’s net interest charge increased.

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

MODIFIED EBITDA SCHEDULE

	Year ended December 31,
	2015	2014
	(unaudited)	(unaudited)
Net loss	$(3,961,000)	$(754,000)

Modified EBITDA adjustments:
Depreciation and amortization	933,000	755,000
Interest expense	1,231,000	1,028,000
Stock option and warrant compensation	877,000	396,000
Stock compensation for services	1,000	13,000
Taxes		2,000
Total EBITDA adjustments	3,042,000	2,194,000

Modified EBITDA income from operations	$(919,000)	$1,440,000

Liquidity and Capital Resources

As of December 31, 2015, we had stockholders equity of $785,000 and working capital of $730,000, compared to stockholders equity of $3,652,000 and working capital of $2,207,000 at December 31, 2014. The decrease in our working capital of $1,477,000 was primarily a result of cash flow from operations.

Our increase in cash and cash equivalents to $1,816,000 at December 31, 2015 compared to $959,000 at December 31, 2014, an increase of $857,000 was primarily a result of cash generated by financing activities of $2,737,000 less cash used for costs of plant improvements of $532,000 and use of cash for operations of $1,348,000.

On September 1, 2015 Reed’s Inc. (the “Company”) entered into an additional Term Loan (Term Loan B) with a principal balance of $1,500,000 at prime plus 11.60% (currently 14.85%) with PMC Financial Services Group, LLC.

Concurrently, the conditions for a rate change involving Term Loan A of $1,500,000 from December 5, 2014 have been modified. The payment terms have not been modified. Under the new conditions, the rate charge will be calculated on a sliding scale based on the trailing 6 month EBITDA. If the EBITDA measuring point stays below $1,000,000 where it was at the time of financing, the rate would rise to 12% from the current rate of 9%. If EBITDA rises to $1,500,000 then the rate will remain at 9%.

Notwithstanding the other borrowing terms above, if Excess Borrowing Availability under the $6 million Revolving working capital loan remains more than $1,500,000 at all times during the preceding month (currently Reed’s Borrowing Availability is zero) the Interest Rate shall remain unchanged for the asset based lending that includes the Revolving working capital loan, CAPEX capital improvement loan and Term Loan A. The six month Term Loan B rates are to remain the same at 14.85%.

In order to accumulate cash for the LA plant upgrade, on November 9, 2015, the company granted PMC 125,000 warrants to extend the expiration dates of both Term Loans to April 1, 2017. The warrant value of $141,000 was calculated using the Black-Scholes method using the following values: stock price $4.99, exercise price $4.50, volatility rate of 56% and a term 5.5 years.

For the year ended December 31, 2015, the Company recorded a net loss of $3,961,000 and utilized cash in operations of $1,348,000. During 2015, the company experienced a major disruption in our east coast production facilities. By October of 2015, the Company had qualified another two co-packers for a total of three co-packers enabling the Company to avoid supply chain interruptions in 2016. We believe that if this disruption had not occurred, the Company would have been able to fill purchase orders and avoid the additional costs related to delivery and raw materials.

We estimate the Company currently has sufficient cash and liquidity to meet its anticipated working capital for the next twelve months. The Company’s secured working capital facility will expire in December 2016, which we believe will be renewed or can be replaced. The Company has no other debt that becomes due until the second quarter of 2017. The Company believes it can successfully restructure its debt before that time, if necessary.

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

Long-Lived Assets. Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2015 and 2014, the Company did not recognize any impairments for its property and equipment.

Intangible assets are comprised of indefinite-lived brand names acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized, but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life is appropriate. As part of our impairment test, we first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If further testing is necessary, we compare the estimated fair value of our indefinite-lived intangible asset with its book value. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. For the years ended December 31, 2015 and 2014, the Company did not recognize any impairment charges for its indefinite-lived intangible assets.

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

Stock-Based Compensation. The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (FASB) whereas the value of the award is measured on the date of grant and recognized as compensation on the straight-line basis over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Options granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

We believe there have been no significant changes, during the year ended December 31, 2015, to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

See Note 2 of the financial statements for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, Reed’s is not required to provide the information required by this Item 7A.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Reed’s, Inc.

We have audited the accompanying balance sheets of Reed’s, Inc. as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Reed’s, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Weinberg & Company, P.A.

Los Angeles, California
March 23, 2016

REED’S INC.

BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$1,816,000	$959,000
Inventory, net of reserves of $290,000 and $90,000, respectively	7,927,000	6,306,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $356,000 and $253,000, respectively	2,894,000	2,500,000
Prepaid inventory	47,000	1,287,000
Prepaid and other current assets	769,000	447,000
Total Current Assets	13,453,000	11,499,000

Property and equipment, net of accumulated depreciation of $4,216,000 and $3,405,000, respectively	5,369,000	4,572,000
Brand names	1,029,000	1,029,000
Total assets	$19,851,000	$17,100,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,458,000	$5,894,000
Accrued expenses	168,000	130,000
Line of credit	4,443,000	3,009,000
Current portion of long term financing obligation	160,000	134,000
Current portion of capital leases payable	153,000	125,000
Term loans	341,000	-
Total current liabilities	12,723,000	9,292,000

Long term financing obligation, less current portion, net of discount of $935,000 and $1,031,000, respectively	1,443,000	1,508,000
Capital leases payable, less current portion	490,000	476,000
Capital Expansion Loan	1,542,000	672,000
Term loan, less current portion, net of discount of $132,000 and $0, respectively	2,868,000	1,500,000
Total Liabilities	19,066,000	13,448,000

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 and 9,411 shares issued and outstanding, respectively	94,000	94,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 13,160,860 and 13,068,058 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	27,399,000	26,300,000
Accumulated deficit	(26,709,000)	(22,743,000)
Total stockholders’ equity	785,000	3,652,000
Total liabilities and stockholders’ equity	$19,851,000	$17,100,000

The accompanying notes are an integral part of these financial statements

REED’S, INC.
STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2015 and 2014

	2015	2014
Sales, net	$45,948,000	$43,422,000
Cost of goods sold	34,343,000	30,416,000
Gross profit	11,605,000	13,006,000

Operating expenses:
Delivery and handling expenses	5,100,000	4,478,000
Selling and marketing expenses	4,867,000	4,838,000
General and administrative expenses	4,368,000	3,414,000
Total operating expenses	14,335,000	12,730,000

Income (Loss) from operations	(2,730,000)	276,000

Interest expense	(1,231,000)	(1,028,000)

Loss before provision for income taxes	(3,961,000)	(752,000)

Income taxes	-	(2,000)

Net loss	(3,961,000)	(754,000)

Preferred stock dividend	(5,000)	(5,000)

Net loss attributable to common stockholders	$(3,966,000)	$(759,000)

Loss per share attributable to common stockholders - basic and diluted	$(0.30)	$(0.06)
Weighted average number of shares outstanding - basic and diluted	13,147,815	13,043,927

The accompanying notes are an integral part of these financial statements

REED’S, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2015 and 2014

			Series A		Additional		Total
	Common Stock		Preferred Stock		Paid In	Accumulated	Shareholder
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2013	$12,922,832	$1,000	$9,411	$94,000	$25,276,000	$(21,984,000)	$3,387,000

Fair Value of common stock issued for services	2,807	-	-	-	13,000		13,000
Exercise of stock options	141,362	-	-	-	26,000		26,000
Fair value of warrants granted as valuation discount		-	-	-	584,000		584,000
Fair value vesting of options issued to employees	-	-	-	-	396,000		396,000
Series A preferred stock dividend	1,057	-	-	-	5,000	(5,000)	-

Net Loss						(754,000)	(754,000)
Balance, December 31, 2014	$13,068,058	$1,000	$9,411	$94,000	$26,300,000	$(22,743,000)	$3,652,000

Fair Value of common stock issued for services	247				1,000		1,000
Exercise of stock options	57,112
Exercise of stock warrants	34,692				75,000		75,000
Fair value of warrants granted as valuation discount					141,000		141,000
Fair value vesting of options issued to employees					877,000		877,000
Series A preferred stock dividend	751				5,000	(5,000)	-

Net Loss						(3,961,000)	(3,961,000)
Balance, December 31, 2015	$13,160,860	$1,000	$9,411	$94,000	$27,399,000	$(26,709,000)	$785,000

The accompanying notes are an integral part of these financial statements

REED’S, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2015 and 2014

	2015	2014
Cash flows from operating activities:
Net loss	$(3,961,000)	$(754,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	933,000	755,000
Fair value vesting of stock options issued to employees	877,000	396,000
Fair value of common stock issued for services	1,000	13,000

(Decrease) increase in allowance for doubtful accounts	103,000	71,000
Changes in operating assets and liabilities:
Accounts receivable	(497,000)	(428,000)
Inventory	(1,621,000)	(13,000)
Prepaid inventory	1,240,000	(1,031,000)
Prepaid expenses and other current assets	(25,000)	(269,000)
Accounts payable	1,564,000	2,282,000
Accrued expenses	38,000	(6,000)
Net cash provided by (used in) operating activities	(1,348,000)	1,016,000
Cash flows from investing activities:
Purchase of property and equipment	(532,000)	(330,000)
Net cash used in investing activities	(532,000)	(330,000)
Cash flows from financing activities:
Proceeds from stock option and warrant exercises	75,000	26,000
Payments for deferred financing fees	-	(7,000)
Principal repayments on note term loan	-	(150,000)
Borrowing on term loan	1,500,000	1,003,000
Principal repayments on long term financing obligation	(134,000)	(111,000)
Principal repayments on capital lease obligation	(138,000)	(77,000)
Net borrowings (repayments) on existing line of credit	1,434,000	(1,515,000)
Net cash provided by (used in) financing activities	2,737,000	(831,000)
Net (decrease) in cash	857,000	(145,000)
Cash at beginning of year	959,000	1,104,000
Cash at end of year	$1,816,000	$959,000
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$1,187,000	$693,000
Taxes	$-	$2,000
Non Cash Investing and Financing Activities
Series B preferred stock dividend payable in common stock	$5,000	$5,000
Property and equipment acquired through capital lease obligation	$179,000	$493,000
Fair value of warrants granted as valuation discount	$141,000	$584,000
Property and Equipment acquired through Capital Expansion loan	$915,000	$672,000
Other current assets acquired through Capital Expansion loan	$297,000	$-

The accompanying notes are an integral part of these financial statements

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(1)	Operations and Liquidity

A)	Nature of Operations

Reed’s, Inc. (the “Company”) was organized under the laws of the state of Florida in January 1991. In 2001, the Company changed its name from Original Beverage Corporation to Reed’s, Inc. and changed its state of incorporation from Florida to Delaware. The Company is engaged primarily in the business of developing, manufacturing and marketing natural non-alcoholic beverages, as well as candies and ice creams. We currently manufacture, market and sell seven unique product lines:

●	Reed’s Ginger Brews,

●	Virgil’s Root Beer, Cream Sodas, Dr. Better and Real Cola, including ZERO diet sodas,

●	Culture Club Kombucha,

●	China Colas,

●	Reed’s Ginger candy and ice creams,

●	Sonoma Sparkler and other juice based products.

The Company sells its products primarily in natural food stores, supermarket chains, and upscale gourmet stores in the United States and Canada.

B)	Cash and Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2015, the Company recorded a net loss of $3,961,000 and utilized cash in operations of $1,348,000. During 2015, the company experienced a major disruption in our east coast production facilities. By October of 2015, the Company had qualified another two co-packers for a total of three co-packers enabling the Company to avoid supply chain interruptions in 2016. We believe that if this disruption had not occurred, the Company would have been able to fill purchase orders and avoid the additional costs related to delivery and raw materials.

We estimate the Company currently has sufficient cash and liquidity to meet its anticipated working capital for the next twelve months. The Company’s secured working capital facility will expire in December 2016, which we believe will be renewed or can be replaced. The Company has no other debt that becomes due until the second quarter of 2017. The Company believes it can successfully restructure its debt before that time, if necessary.

Historically, we have financed our operations primarily through private sales of common stock, preferred stock, a line of credit from a financial institution and cash generated from operations. We anticipate that our primary capital source will be positive cash flow from operations. If our sales goals do not materialize as planned, we believe that the Company can reduce its operating costs and achieve positive cash flow from operations. However, we may not generate sufficient revenues from product sales in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans.. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all.

(2)	Significant Accounting Policies

A)	Use of Estimates

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

B)	Accounts Receivable

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

The allowance for doubtful accounts and returns and discounts is established through a provision reducing the carrying value of receivables. At December 31, 2015 and 2014, the allowance for doubtful accounts and returns and discounts was approximately $356,000 and $253,000, respectively.

C)	Inventories

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2015 and 2014, the Company did not recognize any impairment for its property and equipment.

E)	Intangible Assets and Impairment Policy

Intangible assets are comprised of indefinite-lived brand names acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized, but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life is appropriate. As part of our impairment test, we first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If further testing is necessary, we compare the estimated fair value of our indefinite-lived intangible asset with its book value. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. For the years ended December 31, 2015 and 2014, the Company did not recognize any impairment charges for its indefinite-lived intangible assets.

F)	Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000 at December 31, 2015. The Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the years ended December 31, 2015 and 2014.

During the year ended December 31, 2015, the Company had two customers who accounted for approximately 28% and 14% of its sales, respectively; and during the year ended December 31, 2014, the Company had two customers who accounted for approximately 33% and 14% of its sales, respectively. No other customer accounted for more than 10% of sales in either year. As of December 31, 2015 the Company had accounts receivable due from two customers who comprised $782,000 (24%) and $373,000 (12%) of its total accounts receivable; and as of December 31, 2014 the Company had accounts receivable due from two customers who comprised $630,000 (25%) and $255,000 (10%), respectively, of its total accounts receivable.

At the beginning of the fiscal year 2015, the Company relied on a single east coast co-pack contract packer for a majority of its production and bottling of beverage products. By year end, the Company had multiple co- packers available for their production needs. Although there are other packers and the Company has outfitted their own brewery and bottling plant, a change in packers may cause a delay in the production process, which could ultimately affect operating results.

During the years ended December 31, 2015 and 2014, the Company had one vendor which accounted for approximately 25% and 27%, respectively of purchases. At December 31, 2015 and 2014, the Company had accounts payable due to a vendor who comprised 14% and 32% of its total accounts payable, respectively. No other account was in excess of 10% of the balance of accounts payable as of December 31, 2015 and December 31, 2014.

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

Cost of goods sold is comprised of the costs of raw materials and packaging utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs. Additionally, cost of goods sold consists of direct production costs in excess of charges allocated to finished goods in production. Plant costs include labor costs, production supplies, repairs and maintenance, direct inventory write-off charges and adjustments to the inventory reserve. Charges for labor and overhead allocated to finished goods are determined on a market cost basis, which may be lower than the actual costs incurred. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Expenses not related to the production of our products are classified as operating expenses.

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

The Company accounts for certain sales incentives for customers, including slotting fees, as a reduction of gross sales. These sales incentives for the years ended December 31, 2015 and 2014 were approximately $3,765,000 and $4,199,000, respectively.

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

For the years ended December 31, 2015 and 2014, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of the following as of:

	December 31,
	2015	2014
Warrants	341,261	301,963
Series A Preferred Stock	37,644	37,644
Options	980,000	705,333
Total	1,358,905	1,044,940

M)	Advertising Costs

Advertising costs are expensed as incurred and are included in selling expense in the amount of $105,000 and $649,000, for the years ended December 31, 2015 and 2014, respectively. The company spent $431,000 in 2014 for national cable television advertising.

N)	Stock Compensation Expense

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (FASB) whereas the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Options granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

O)	Reclassification

In presenting the Company’s statement of operations for the year ended December 31, 2014, the Company previously included $235,000 of banking fees as general and administrative expenses. In presenting the Company’s statement of operations for the years ended December 31, 2015 and 2014, the Company has reclassified these expenses to interest expense.

P)	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. On August 12, 2015, FASB delayed the required implementation to fiscal years ending after December 15, 2017 but now permitted organizations such a Reeds to adopt earlier. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management has determined to adopt ASU 2014-09 in Fiscal 2017 and has not determined the effect of the standard on our ongoing financial reporting.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation – Stock Compensation. The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 will not have a significant impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements - Going Concern (Subtopic 205-10). ASU 2014-15 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will adopt ASU 2014-15 on the Company’s financial statement presentation and disclosures beginning in 2016.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

(3)	Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market, and is comprised of the following as of:

	December 31, 2015	December 31, 2014
Raw Materials and Packaging	$4,364,000	$3,395,000
Finished Goods	3,563,000	2,911,000
	$7,927,000	$6,306,000

In 2014, the Company prepaid for glass raw materials for $1,287,000 that was used in 2015 resulting in a balance of $47,000 for prepaid inventory of as of December 31, 2015. The Company also increased its reserve for obsolescence for the year ended December 31, 2015 by $200,000 to $290,000 from $90,000, respectively.

(4)	Property and Equipment

Property and equipment is comprised of the following as of:

	December 31, 2015	December 31, 2014
Land	$1,107,000	$1,108,000
Building	1,875,000	1,868,000
Vehicles	500,000	338,000
Machinery and equipment	3,800,000	3,312,000
Equipment under capital leases	857,000	903,000
Office equipment	469,000	448,000
Construction In Progress	977,000
	9,585,000	7,977,000
Accumulated depreciation	(4,216,000)	(3,405,000)
	$5,369,000	$4,572,000

Depreciation expense for the years ended December 31, 2015 and 2014 was $828,000 and $609,000, respectively.

Accumulated depreciation on equipment held under capital leases was $461,000 and $326,000 as of December 31, 2015 and 2014, respectively. (See note 8).

(5)	Intangible Assets

Brand Names

Brand names consist of the following three trademarks for natural beverage as of December 31, 2015 and 2014:

Virgil’s	$576,000
China Cola	224,000
Sonoma Sparkler	229,000
$1,029,000

Virgil’s, China Cola, and Sonoma Sparkler brand names are deemed to have indefinite lives and are not amortized, but are tested for impairment annually. For the years ended December 31, 2015 and 2014, the Company did not recognize any impairment charges for its indefinite-lived intangible assets.

(6)	Notes Payable

Revolving Line of Credit

On November 9, 2011, the Company entered into a Loan and Security Agreement with PMC Financial Services Group, LLC (PMC), which was amended and extended for two years on December 5, 2014, that provides a $6,000,000 revolving line of credit. The Amended Agreement extends and amends the Revolving Loan and Term Loan (see discussion below) and adds a new Capital Expansion Loan (the “Capex Loan”) (see discussion below). At December 31, 2015 and 2014, the aggregate amount outstanding under the line of credit was $4,443,000 and $3,009,000 respectively.

The revolving line of credit is based on 85% of accounts receivable and 60% of eligible inventory and is secured by substantially all of the Company’s assets. The interest rate on the Revolving Loan was the prime rate plus .35% (9% at December 31, 2015). However, the interest rate has been adjusted as described below in term loans. The monthly management fee is .45% of the average monthly loan balance. As of December 31, 2015, the Company had borrowing availability of $216,000 under the line of credit agreement.

The line of credit matures on December 5, 2016 and is subject to a 1% prepayment penalty for prepayment prior to the first anniversary of the effective date.

Term Loans

The Company has the following term loans outstanding with PMC Financial Services Corporation;

	December 31, 2015	December 31, 2014

Term Loans	$3,000,000	$1,500,000
Valuation discount	(132,000)	-
Long term portion	$2,868,000	$1,500,000

In connection with the Loan and Security Agreement with PMC, the Company entered into a Term Loan. The loan was $750,000, and was secured by all of the unencumbered assets of the Company. Effective December 5, 2014 the Term Loan’s outstanding principal balance was increased to $1,500,000 and the annual interest rate was revised to prime plus 5.75% (currently 9%) subject to adjustment as described below.

Effective September 1, 2015 the Company entered into an additional Term Loan with a principal balance of $1,500,000 at prime plus 11.60% (currently 14.85%) with PMC. As of December 31, 2015 and 2014, the amount outstanding was $3,000,000 and $1,500,000 respectively.

The interest rate on the line of credit and Term loans described above were modified on September 1, 2015 and are subject to adjustment as follows:

Under the new conditions, the rate charge will be calculated on a sliding scale based on the trailing 6 month EBITDA. If the EBITDA measuring point stays below $1,000,000 where it is now, the rate will rise to 12% from the current rate of 9%. If EBITDA rises to $1,500,000 then the rate will be reduced to 9%.

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

On November 9, 2015, the Company completed a restructuring of Term Loans with PMC. The aggregated amount of the principal for affected term loans is $3,000,000. Under the new agreement, the maturity of both loans will be due in lump sum on April 1, 2017 under the same rates and conditions as before. In connection with the agreement, the Company granted PMC 125,000 warrants at an exercise price of $4.50 per share for five years and six months. The 125,000 warrants were valued at $141,000 using the Black Scholes Merton option pricing model and were recorded as a valuation discount. The following assumptions were made in valuing the 125,000 warrants; term of 5.5 years, volatility of 56.04%, expected dividends 0% and discount rate of 0.68%. The warrants value of $141,000 will be amortized over the remaining 16 months of the term loans.

Capital Expansion (“CAPEX”) Loan

In connection with the loan and security agreement with PMC, the Company entered into a CAPEX loan in the aggregate outstanding amount not to exceed $3,000,000. The CAPEX loan will finance new asset purchases for modernization and improvement of the beverage bottling equipment in the Los Angeles plant. Interest only on the CAPEX loan shall be paid from time to time until the end of each fiscal quarter, at which time the principal amounts of each outstanding CAPEX loan will be aggregated and repaid in 48 equal monthly installments of principal plus accrued but unpaid interest beginning July 31, 2016, or if earlier, the revolver maturity of December 2016. The interest rate on the CAPEX loan is the prime rate plus 5.75% (9% at December 31, 2015). At December 31, 2015 and 2014, the balance on the CAPEX loan balance was $1,883,000 and $672,000 respectively and as of December 31, 2015, the Company had future borrowing availability of $1,458,000.

In conjunction with this loan the Company has placed equipment with a cost of $341,000 at a co-packing facility to enable the co-packer to manufacture our products. Should the Company be unable to secure access to the equipment in the event of failure of the co-packer, the amount will become due and payable by the Company immediately.

(7)	Long Term Financing Obligation

Long term financing obligation is comprised of the following as of:

	December 31,
	2015	2014
Financing obligation	$2,538,000	$2,673,000
Valuation discount	(935,000)	(1,031,000)
	1,603,000	1,642,000
Less current portion	(160,000)	(134,000)
Long term financing obligation	$1,443,000	$1,508,000

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

In connection with the financing obligation, the Company issued an aggregate of 400,000 warrants to purchase its common stock at $1.20 per share for five years. The 400,000 warrants were valued at $752,000 and reflected as a debt discount, using the Black Scholes Merton option pricing model. The following assumptions were utilized in valuing the 400,000 warrants: strike price of $2.10 to $2.25; term of 5 years; volatility of 91.36% to 110.9%; expected dividends 0%; and discount rate of 2.15% to 2.20%. The 400,000 warrants were recorded as valuation discount and are being amortized over 15 years, the term of the purchase option. Amortization of valuation discount was $50,000 during both of the years ended December 31, 2015 and 2014.

Effective October 1, 2014, the Company executed Amendment #1 to the Long-term Financing Obligation. In exchange for a release from the $150,000 personal guarantee by the principal shareholder and Chief Executive Office, and a release of the brewery equipment which was collateral for the lease agreement, the Company issued 200,000 warrants to purchase its common stock for $5.60 per share for five years. The 200,000 warrants were valued at $584,000 using the Black Scholes Merton option pricing model and were recorded as a valuation discount. The following assumptions were made in valuing the 200,000 warrants; term of 5 years, volatility of 59.53%, expected dividends 0% and discount rate of 1.25%. The warrants value of $584,000 is being amortized over the remaining term of the purchase option.

The aggregate amount due under the financing obligation at December 31, 2015 and 2014 was $2,538,000 and $2,673,000, respectively. Aggregate future obligations under the financing obligation are as follows:

Year
2016	$160,000
2017	190,000
2018	222,000
2019	259,000
2020	299,000
Thereafter	1,408,000
Total	$2,538,000

(8)	Obligations Under Capital Leases

The Company leases equipment for its brewery operations with an aggregate value of $903,000 under 10 non-cancelable capital leases. In addition, the company leases vehicles and office equipment with rates and monthly payments range from $189 to $10,441 per month, including interest, at interest rates ranging from 3.50% to 17.31% per annum. The principal balance due under these leases was $643,000 and $601,000 at December 31, 2015 and 2014, respectively. At December 31, 2015, monthly payments under these leases aggregated $19,000. The leases expire at various dates through 2019.

Future minimum lease payments under capital leases are as follows:

Years Ending December 31,
2016	$209,000
2017	193,000
2018	193,000
2019	154,000
2020	26,000
Total payments	775,000
Less: Amount representing interest	(132,000)
Present value of net minimum lease payments	643,000
Less: Current portion	(153,000)
Non-current portion	$490,000

(9)	Stockholders’ Equity

Preferred Stock

Series A

Series A Preferred stock consists of 500,000 shares $10.00 par value, 5% non-cumulative, participating, preferred stock. As of December 31, 2015 and 2014, there were 9,411 shares outstanding, with a liquidation preference of $10.00 per share. Each share of Series A Preferred stock can be converted into four shares of Reed’s common stock.

The Series A Preferred shares have a 5% pro-rata annual non-cumulative dividend. The dividend can be paid in cash or, in the sole and absolute discretion of our board of directors, in shares of common stock based on its then fair market value. We cannot declare or pay any dividend on shares of our securities ranking junior to the preferred stock until the holders of our preferred stock have received the full non-cumulative dividend to which they are entitled. In addition, the holders of our preferred stock are entitled to receive pro rata distributions of dividends on an “as converted” basis with the holders of our common stock. During the year ended December 31, 2015 the Company accrued and paid a $5,000 dividend payable to the preferred shareholders, which the board of directors elected to pay through the issuance of 751 shares of its common stock. During the year ended December 31, 2014 the Company paid a $5,000 dividend payable to the preferred shareholders through the issuance of 1,057 shares of its common stock.

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

The Series A preferred stock may be converted, at the option of the holder, at any time after issuance and prior to the date such stock is redeemed, into four shares of common stock, subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, recapitalization, reclassification and similar transactions. We are obligated to reserve out of our authorized but unissued shares of common stock a sufficient number of such shares to effect the conversion of all outstanding shares of Series A preferred stock. During 2015, no shares of Series A preferred stock were converted into common stock.

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

Common Stock

Common stock consists of $.0001 par value, 19,500,000 shares authorized, 13,160,860  shares outstanding as of December 31, 2015 and 13,068,058 shares outstanding as of December 31, 2014.

During the year ended December 31, 2015, the Company issued 247 shares of common stock for services at $5.46 per share with a value of $1,350. During the year ended December 31, 2014, the Company issued 2,807 shares of common stock for services at $4.63 per share with a value of $13,000.

(10)	Stock Options and Warrants

A)	Stock Options

In 2007, the Company adopted the Reed’s Inc. 2007 Stock Option Plan and in 2015 the Company adopted the Reed’s Inc. 2015 Incentive and Non-statutory Stock Option Plan (the “Plans”). The options under both plans shall be granted from time to time by the Board of Directors. Individuals eligible to receive options include employees of the Company, consultants to the Company and directors of the Company. The options shall have a fixed price, which will not be less than 100% of the fair market value per share on the grant date or 110% of the fair market value per share on the grant date for Chief Executive Officer of the Company. The total number of options authorized is 1,500,000 and 500,000, respectively for the Plans.

During the years ended December 31, 2015 and 2014, the Company granted 548,000 and 477,500 options, respectively, to purchase the Company’s common stock at a weighted exercise price of $5.63 and $4.73, respectively, to employees under the Plans. The fair value of the options granted during the years ended December 31, 2015 and 2014 was $1,398,000 and $577,000, respectively.

The weighted-average grant date fair value of options granted during 2015 and 2014 was $2.54 and $2.03, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. For purposes of determining the expected life of the option, an average of the estimated holding period is used. The risk-free rate for periods within the contractual life of the options is based on the U. S. Treasury yield in effect at the time of the grant.

	Year ended December 31,
	2015	2014
Expected volatility	56 - 62%	59 - 66%
Expected dividends	—	—
Expected average term (in years)	3.5 - 4.5	3.5 - 4.5
Risk free rate - average	0.69% - 1.64%	0.7%
Forfeiture rate	0%	0%

The aggregate fair value of the options vesting, net of forfeitures, during the years ended December 31, 2015 and 2014 was $877,000 and $396,000, respectively, and has been reflected as compensation cost. As of December 31, 2015, the aggregate value of unvested options was $1,200,000 which will be amortized as compensation cost as the options vest, over 2 to 4 years.

On September 11, 2015, the Company repriced 608,000 employee options to an exercise price of $5.01 per share, which were previously $5.10-$6.46 per share. The total increase in stock compensation expense, as a result of the repricing was approximately $11,000.

There were 135,833 stock options exercised on a cashless basis in the year ended December 31, 2015 at exercise prices between $1.14 and $4.60 per share, issuing 57,112 shares of common stock during the year ended December 31, 2015.

During the year ended December 31, 2014 there were 348,332 options exercised at an average price of $1.14. Most of such exercises were cash-less, however, the Company did receive proceeds from certain exercises aggregating $30,000.

A summary of option activity as of December 31, 2015 and changes during the two years then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	639,334	$3.18
Granted	477,500	$4.73
Exercised	(216,134)	$2.26
Forfeited or expired	(195,367)	$4.33
Outstanding at December 31, 2014	705,333	$3.96	3.6
Granted	548,000	$5.01
Exercised	(135,833)	$3.36
Forfeited or expired	(137,500)	$4.85
Outstanding at December 31, 2015	980,000	$4.52	3.41	$843,000
Exercisable at December 31, 2015	318,917	$3.74	2.51	$525,000

As of December 31, 2015, the aggregate intrinsic values of $843,000 and $525,000 were calculated as the difference between the market price and the exercise price of the Company’s stock, which was $5.38 as of December 31, 2015.

A summary of the status of the Company’s nonvested shares granted under the Company’s stock option plan as of December 31, 2015 and changes during the year then ended is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2014	500,576	$4.50
Granted	548,000	$2.54
Vested	(249,750)	$2.21
Forfeited	(137,743)	$1.23
Nonvested at December 31, 2015	661,083	$2.41

Additional information regarding options outstanding as of December 31, 2015 is as follows:

	Options Outstanding at December 31, 2015			Options Exercisable at December 31, 2015
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $1.99	69,000	0.98	$1.14	69,000	$1.14
$2.00 - $4.99	303,000	2.61	$4.30	165,750	$4.17
$5.00 - $6.99	608,000	4.08	$4.93	84,167	$5.01
	980,000			318,197

B)	Warrants

Effective November 9, 2015, the Company executed an Amendment to both Long-term Financing Obligations (see Note 6). In exchange for an extension of the maturity dates of both loans to April 1, 2017 125,000 warrants were issued to the lender. The 125,000 warrants were valued at $141,000 using the Black Scholes Merton option pricing model. The following assumptions were made in valuing the 125,000 warrants; term of 5.5 years, volatility of 56.04%, expected dividends 0% and discount rate of 0.69%. The warrants will be amortized over 17 months.

During the year ended December 31, 2015 there were 34,691 warrants exercised at prices between $2.10 and $2.25 per share resulting in proceeds to the Company of $75,000 and 34,692 shares of common stock issued.

The following table summarizes warrant activity for the two years ended December 31, 2015:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31,2013	101,963	$2.30
Granted	200,000	5.60
Exercised
Forfeited or expired	-	-
Outstanding at December 31, 2014	301,963	4.49	3.3	430,000
Granted	125,000	4.50
Exercised	(34,692)
Forfeited or expired	(51,010)	-
Outstanding at December 31, 2015	341,261	5.17	4.0	$152,000
Exercisable at December 31, 2015	216,261	5.60	3.3	$42,000

As of December 31, 2015, the aggregate intrinsic value of $152,000 and $42,000 which was calculated as the difference between the market price and the exercise price of the Company’s stock, which was $5.38 as of December 31, 2015.

The following table summarizes the outstanding warrants to purchase Common Stock at December 31, 2015:

Number	Exercise Price	Expiration Dates
16,261	$2.77	February 2016
200,000	$5.60	September 2019
125,000	$4.50	May 2021
341,261

(11)	Income Taxes

At December 31, 2015 and 2014, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $18.6 million and $17.8 million for Federal purposes, respectively, and $13.3 million and $13.3 million for state purposes respectively. The Federal carryforward expires in 2033 and the state carryforward expires in 2018. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2015 and 2014, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2015 and 2014, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2008 through 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

Significant components of the Company’s deferred income tax assets are as follows as of:

	December 31, 2015	December 31, 2014
Deferred income tax asset:
Net operating loss carryforward	$9,034,000	$7,600,000
Valuation allowance	(9,034,000)	(7,600,000)
Net deferred income tax asset	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Year Ended
	December 31,
	2015	2014
Federal Statutory tax rate	(34)%	(34)%
State tax, net of federal benefit	(5)%	(5)%
	(39)%	(39)%
Valuation allowance	39%	39%
Effective tax rate	-%	-%

(12)	Commitments and Contingencies

Lease Commitments

The Company leases warehouse space under non-cancelable operating leases. Rental expense under these and other operating leases for the years ended December 31, 2015 and 2014 was $209,000 and $203,000, respectively.

Future payments under these leases as of December 31, 2015 are as follows:

Year ending December 31,	Amount
2016	$155,000
2017	137,000
Total	$292,000

Other Commitments

The Company has entered into contracts with customers with clauses that commit the Company to pay fees if the Company terminates the agreement early or without cause. The contracts call for the customer to have the right to distribute the Company’s products to a defined type of retailer within a defined geographic region. If the Company should terminate the contract or not automatically renew the agreements without cause, amounts would be due to the customer. As of December 31, 2015 and 2014, the Company has no plans to terminate or not renew any agreement with any of their customers; therefore, no such fees have been accrued in the accompanying financial statements.

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

During the year ended December 31, 2008, the Company entered into an agreement for the distribution of its products internationally. The agreement is between the Company and a company controlled by two brothers of Christopher Reed, Chief Executive Officer of the Company. The agreement was terminated on January 1, 2015. The agreement required the Company to pay 10% of the defined sales of the previous month. During the year ended December 31, 2014, the Company paid commissions of $1,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

General

Reeds directors currently have terms which will end at the next annual meeting of the stockholders or until their successors are elected and qualify, subject to their death, resignation or removal. In the case of Director Muffoletto who was not re-elected to the board by the shareholders at the last shareholder meeting on December 30, 2015, Director Muffoletto will serve until the Board has elected another Director to replace him at its earliest opportunity. Officers serve at the discretion of the board of directors. Our board members are encouraged to attend meetings of the board of directors and the annual meeting of stockholders. The board of directors held twelve meetings in 2015. The following table sets forth certain information with respect to our current directors and executive officers:

Name	Position	Age

Christopher J. Reed	President, Chief Executive Officer and Chairman of the Board	57
Daniel V. Miles	Chief Financial Officer	60
Mark B. Beaton	Chief Operating Officer	52
Neal Cohane	Senior Vice President of Sales	56
Judy Holloway Reed	Director and Corporate Secretary	56
Mark Harris	Director	59
Daniel S.J. Muffoletto	Director	60
Michael Fischman	Director	61

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

Mark Beaton, Chief Operating Officer Mr. Beaton joined Reed’s Inc. in March of 2015 and brings over 17 years of experience directing high-volume, multi-site operations for major Fortune 500 CPG companies including Dr. Pepper/Snapple Group, Pepsi Bottling Group and United Parcel Service. Prior to joining Reed’s, Mr. Beaton was Vice President of Operations at the Dr. Pepper/Snapple Group where he drove operational efficiencies and was responsible for leading and directing functions that focused on warehouse and distribution operations, inventory management, environmental health and safety and a corporate real estate portfolio. While at Dr. Pepper, Mr. Beaton was responsible for leadership across the packaged beverage network of 160 distribution facilities that delivered 290 million cases and more than $5 billion of annual sales. Additional positions throughout Mr. Beaton’s career include the Director of Supply Chain Technology and Warehousing at Cadbury Schweppes Bottling Group where he was responsible for developing and managing strategies for delivering productivity and process improvement across 166 distribution centers in North America. Mr. Beaton also served in Production, Maintenance and Product Availability Manager Roles with the Pepsi Bottling Group. Mr. Beaton began his career as a Hub Operations Supervisor at UPS and is a Certified Lean Six Sigma Green Belt who also served in the United States Army.

Dan Miles, Chief Financial Officer Dan Miles is a licensed CPA in the State of California who started with Ernst & Young and progressed through financial managerial roles within the beverage industry and other local business enterprises. Dan managed the financial sector for Coors’ largest distributor that grew 250% in 8 years via acquisitions of companies, brands and organic growth. Dan worked at the Pepsi Bottling Group in corporate finance and field operations in various capacities. Recently Dan held the position of interim Chief Financial Officer for the Port of Long Beach and the Central Basin Municipal Water District where he led the production of both the annual budget and the reporting of the results of those enterprises. Dan earned his Bachelor of Science degrees at the University of San Francisco in Biology, California State University Long Beach in Accounting and a Master’s Degree from University of Southern California in taxation.

Neal Cohane, Senior Vice President of Sales and Marketing has served as Reed’s Senior Vice President of Sales and Marketing since March of 2008 and previously Vice President of Sales since August 2007. From March 2001 until August 2007, Mr. Cohane served in various senior-level sales and executive positions for PepsiCo, most recently as Senior National Accounts Manager, Eastern Division. In this capacity, Mr. Cohane was responsible for all business development and sales activities within the Eastern Division. From March 2001 until November 2002, Mr. Cohane served as Business Development Manager, Non-Carbonated Division within PepsiCo where he was responsible for leading the non-carbonated category build-out across the Northeast Territory. From 1998 to March 2001, Mr. Cohane spent three years at South Beach Beverage Company, most recently as Vice President of Sales, Eastern Region. From 1986 to 1998, Mr. Cohane spent approximately twelve years at Coca-Cola of New York where he held various senior-level sales and managerial positions, most recently as General Manager New York. Mr. Cohane holds a B.S. degree in Business Administration from Merrimack College in North Andover, Massachusetts.

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

Daniel S.J. Muffoletto, N.D. has been a member of our board of directors from April 2005 to December 2006 and from January 2007 to the present. Dr. Muffoletto was not re-elected and has agreed to continue to serve the Board until a successor has been elected in his place. Dr. Muffoletto has practiced as a Naturopathic Physician since 1986. He has served as chief executive officer of Its Your Earth, a natural products marketing company since June 2004. From 2003 to 2005, Dr. Muffoletto worked as Sales and Marketing Director for Worthington, Moore & Jacobs, a Commercial Law League member firm serving FedEx, UPS, DHL and Kodak, among others. From 2001 to 2003, he was the owner-operator of the David St. Michel Art Gallery in Montreal, Québec. From 1991 to 2001, Dr. Muffoletto was the owner/operator of a Naturopathic Apothecary, Herbal Alter*Natives of Seattle, Washington and Ellicott City, Maryland. The apothecary housed Dr. Muffoletto’s Naturopathic practice. Dr. Muffoletto received a Bachelor’s of Arts degree in Government and Communications from the University of Baltimore in 1977, and conducted postgraduate work in the schools of Public Administration and Publication Design at the University of Baltimore from 1978 to 1979. In 1986, he received his Doctorate of Naturopathic Medicine from the Santa Fe Academy of Healing, Santa Fe, New Mexico.

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

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Reed’s under 17 CFR 240.16a-3(e) during our most recent fiscal year and Forms 5 and amendments thereto furnished to Reed’s with respect to our most recent fiscal year or written representations from the reporting persons, we believe that during the year ended December 31, 2014 our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table summarizes all compensation for fiscal years 2015 and 2014 received by our principal executive officer, current and former principal financial officers, current and former chief operating officers, and our current Senior Vice principal of Sales who were and currently are our “Named Executive Officers”.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards ($)(1)	Non- Equity Incentive	Non- Qualified Deferred Compensation Earnings	All Other Compensation (2)	Total

Christopher J. Reed,	2015	226,583	4,000						230,583
Chief Executive Officer	2014	217,000	30,000	56,400	-	-	-	5,000	308,400

Daniel V. Miles	2015	113,414	4,000	-	-	-	-	1,800	119,214
Principal Financial Officer	2014			-	-	-	-	-	-

Lawrence W. Tomsic	2015	84,706						22,500	107,206
(former Principal Financial Officer) (6)	2014	105,000	4,000		-	-	-		109,000

David J. Williams	2015
(former Principal Financial Officer) (3)	2014	78,367		10,000	-	-	-		88,367

James Linesch,	2015		-	-	-	-	-	-
(former Principal Financial Officer) (4)	2014	19,432		-	-	-	-	-	19,432

Thierry Foucaut,	2015	-	-	-	-	-	-	-	-
(former Chief Operating Officer) (5)	2014	21,837			-				21,837

Mark Beaton	2015	109,252	40,000	-	-	-	-	1,800	151,052
Chief Operating Officer	2014				-				-

Neal Cohane	2015	210,000	25,000	-	-	-	-	21,067	256,067
SVP sales	2014	190,833	30,000	-	-	-	-	11,500	232,333

(1)	The amounts represent the fair value for all share-based payment awards, calculated on the date of grant in accordance with Financial Accounting Standards, excluding any impact of assumed forfeiture rates.

(2)	Other compensation include both cash payments and the estimated value of the use of company assets.

(3)	Reed’s and David J. Williams agreed to a mutual separation on May 22, 2014.

(4)	James Linesch resigned from his position as Chief Financial Officer effective January 30, 2014.

(5)	Thierry Foucaut resigned from his position as Chief Operating Officer effective February 4, 2014.

(6)	Reed’s and Lawrence W. Tomsic agreed to a mutual separation on May 29, 2015 and includes severance of $22,500

Employment Agreements

There are no employment agreements with our executive officers. Mr. Reed is currently paid an annual salary of $227,000. Mr. Cohane is paid an annual salary of 210,000. Mr. Miles and Mr. Beaton are currently paid an annual salary of $175,000. Any bonuses are discretionary.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2015

		Number of		Equity Incentive
	Number of	Securities		Plan Awards:
	Securities	Underlying		Number of
	Underlying	Unexercised		Securities
	Unexercised	Options		Underlying	Option	Option
	Options (#)	(#)		Unexercised	Exercise	Expiration
Name and Position	Exercisable	Unexercisable		Unearned Options	Price	Date
Christopher J. Reed, Chief Executive Officer	50,000	50,000		-	$1.14	12/22/16
	25,000	6,250	(1)		$4.00	03/03/18
	30,000	10,000	(2)	-	$4.60	4/9/19
Daniel Miles, Chief Financial Officer	33,333	66,667	(3)	-	$5.01	5/08/20
Neal Cohane, SVP Sales	12,500	12,500		-	$1.14	12/21/16
	30,000	10,000	(2)	-	$4.00	03/03/18
	30,000	20,000	(2)	-	$4.60	04/09/19
	40,000	30,000	(4)	-	$5.01	01/15/20
Mark Beaton, Chief Operating Officer	33,333	66,667	(3)	-	$5.01	3/16/20

Vesting of Options:

(1)	Options vest 25% immediately and 25% per year.

(2)	These options vest 33% per year.

(3)	These options vest 50% per year.

(4)	These options vest 25% per year.

Director Compensation

The following table summarizes the compensation paid to our directors for the fiscal year ended December 31, 2015

	Fees
	Earned or				Non-Equity
	Paid in		Stock	Option	Incentive Plan	All Other
Name	Cash		Awards	Awards	Compensation	Compensation	Total
Judy Holloway Reed	$1,800						$1,800
Mark Harris	$-		$1,800				$1,800
Daniel S.J. Muffoletto	$12,629	(1)					$12,629
Michael Fischman	$1,200						$1,200

(1)	Since November 2007, Dr. Muffoletto receives $833 per month to serve as the Chairman of the Audit Committee.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table reflects, as of March 24, 2016, the beneficial common stock ownership of: (a) each of our directors, (b) each of our current named executive officers, (c) each person known by us to be a beneficial holder of 5% or more of our common stock, and (d) all of our executive officers and directors as a group.

Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated, the principal address of each listed executive officer and director is 13000 South Spring Street, Los Angeles, California 90061.

Named Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)

Directors and Named Executive Officers
Christopher J. Reed (2)	2,371,890	18.0
Judy Holloway Reed (2)	2,371,890	18.0
Mark Harris (3)	9,363	*
Daniel S.J. Muffoletto, N.D.	0	*
Michael Fischman	0	*
Daniel V. Miles	33,000	*
Mark Beaton	33,000	*
Neal Cohane	149,148	1.1
Directors and executive officers as a group (8 persons)	2,596,401	19.1
5% or greater stockholders
Robert Reed (4)	800,000	6.1
* Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 24, 2016 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Percentage of ownership is based on 13,068,058 shares of common stock outstanding as of March 20, 2015.

(2)	Christopher J. Reed and Judy Holloway Reed are husband and wife. The same number of shares of common stock is shown for each of them, as they may each be deemed to be the beneficial owner of all of such shares. Consists of 2,371,890 shares of common stock and options to purchase 62,500 shares of common stock. Does not include options to purchase up to 42,500 shares of common stock, which vest over three years.

(3)	The address for Mr. Harris is 160 Barranca Road, Newbury Park, California 91320.

(4)	Robert Reed is the trustee of the Reed Family Irrevocable Trust One and the Reed Family Irrevocable Trust Two. Each trust owns 400,000 shares of common stock. As sole Trustee, Robert Reed holds voting and dispositive power over all of these shares.

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

If a related person proposes to enter into such a transaction, arrangement or relationship, defined as a “related party transaction,” the related party must report the proposed related party transaction to our Chief Financial Officer. The policy calls for the proposed related party transaction to be reviewed and, if deemed appropriate, approved by the Nominations and Governance Committee. Our Nominations and Governance Committee is comprised of Dr. Muffoletto, Mark Harris and Mr. Fischman. The board of directors has determined that all of the members of the Nominations and Governance Committee are independent under the rules of the New York Stock Exchange Listed Company Manual. If practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the Nominations and Governance Committee will review, and, in its discretion, may ratify the related party transaction. Any related party transactions that are ongoing in nature will be reviewed annually at a minimum. The related party transactions listed below were reviewed by the full board of directors. Prior to August 2005, we did not have independent directors on our board to review and approve related party transactions. The Nominations and Governance Committee shall review future related party transactions.

During the years December 31, 2015 and 2014, we have participated in the following transactions in which a related person had or will have a direct or indirect material interest:

Judy Holloway Reed, our Secretary and director, is Christopher J. Reed’s spouse.

During the year ended December 31, 2008, the Company entered into an agreement for the distribution of its products internationally. The agreement is between the Company and a company controlled by two brothers of Christopher Reed, Chief Executive Officer of the Company. The agreement was terminated on January 1, 2015. During the year ended December 31, 2015, the Company paid no commissions and for the year ended December 31, 2014 paid commissions of $1,000.

Item 14. Principal Accounting Fees and Services

Weinberg & Company, P.A. (“Weinberg”) was our independent registered public accounting firm for the years ended December 31, 2015 and 2014.

The following table shows the fees paid or accrued by us for the audit and other services provided by Weinberg for the years ended December 31, 2015 and 2013.

	2015	2014

Audit Fees	$142,000	$134,000
Audit-Related Fees		0
Tax Fees	24,000	18,000
All Other Fees		0
Total	$166,000	$156,000

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

Audit Fees

Services provided to us by Weinberg with respect to such periods consisted of the audits of our financial statements and limited reviews of the financial statements included in Quarterly Reports on Form 10-Q. Weinberg also provided services with respect to the filing of our registration statements in 2015 and 2014.

Audit Related Fees

Weinberg did not provide any professional services to us with which would relate to “audit related fees.”

Tax Fees

Weinberg prepared our 2015 and 2014 Federal and state income taxes.

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

Date: March 23, 2016	REED’S, INC.
a Delaware corporation

	By:	/s/ Christopher J. Reed
Christopher J. Reed
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. REED	Chief Executive Officer, President and Chairman of the Board of Directors	March 23, 2016
Christopher J. Reed	(Principal Executive Officer)

/s/ Daniel V. Miles	Chief Financial Officer	March 23, 2016
Daniel V. Miles	(Principal Financial Officer)

/s/ JUDY HOLLOWAY REED	Director	March 23, 2016
Judy Holloway Reed

/s/ MARK HARRIS	Director	March 23, 2016
Mark Harris

/s/ DANIEL S.J. MUFFOLETTO	Director	March 23, 2016
Daniel S.J. Muffoletto

/s/ MICHAEL FISCHMAN	Director	March 23, 2016
Michael Fischman

EXHIBIT INDEX

3.1	Certificate of Incorporation of Reed’s, Inc. as filed September 7, 2001 (Incorporated by reference to Exhibit 3.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.2	Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc. as filed September 27, 2004 (Incorporated by reference to Exhibit 3.2 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.3	Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc. as filed December 18, 2007 (Incorporated by reference to Exhibit 3.3 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))

3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Reed’s, Inc. as filed October 12, 2004 (Incorporated by reference to Exhibit 3.3 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.5	Certificate of Correction to Certificate of Designations as filed November 10, 2004 (Incorporated by reference to Exhibit 3.4 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.7	Bylaws of Reed’s Inc., as amended (Incorporated by reference to Exhibit 3.1 to Reed’s, Inc.’s Current Report on Form 8-K filed December 19, 2012)

4.1	Form of common stock certificate (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

4.2	Form of Series A preferred stock certificate (Incorporated by reference to Exhibit 4.2 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

10.4*	2007 Stock Option Plan (Incorporated by reference to Exhibit 10.22 to Reed’s, Inc.’s Form 10-K filed March 27, 2009)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-157359))

21.	Subsidiaries of Reed’s, Inc., filed herewith.

23.1	Consent of Weinberg & Co., P.A., filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

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

