Form 10-Q
period 2016-03-31
REED'S, INC.
filed 2016-05-11
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 13,184,331 shares of Common Stock outstanding as of May 9, 2016.

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

2

3

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S, INC.

CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$648,000	$1,816,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $263,000 and $356,000, respectively	2,675,000	2,894,000
Inventory, net of reserve for obsolescence of $220,000 and $290,000, respectively	8,186,000	7,927,000
Prepaid inventory	203,000	47,000
Prepaid and other current assets	456,000	769,000
Total Current Assets	12,168,000	13,453 ,000

Property and equipment, net of accumulated depreciation of $4,416,000 and $4,216,000, respectively	5,788,000	5,369,000
Brand names	1,029,000	1,029,000
Total assets	$18,985,000	$19,851,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$7,721,000	$7,458,000
Accrued expenses	183,000	168,000
Line of credit	4,250,000	4,443,000
Current portion of long term financing obligations	167,000	160,000
Current portion of capital leases payable	151,000	153,000
Current portion of term loans	341,000	341,000
Total current liabilities	12,813,000	12,723,000

Long term financing obligation, less current portion, net of discount of $907,000 and $953,000, respectively	1,427,000	1,443,000
Capital leases payable, less current portion	536,000	490,000
Capital expansion loan	1,896,000	1,542,000
Term loan, less current portion, net of discount $106,000 and $132,000, respectively	2,894,000	2,868,000
Total Liabilities	19,566,000	19,066,000

Commitments and contingencies

Stockholders’ equity (deficiency):
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94,000	94,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 13,184,331 and 13,160,860 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	27,613,000	27,399,000
Accumulated deficit	(28,289,000)	(26,709,000)
Total stockholders’ equity (deficiency)	(581,000)	785,000
Total liabilities and stockholders’ equity (deficiency)	$18,985,000	$19,851,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Three months ended March 31,
	2016	2015
Sales	$10,004,000	$10,672,000

Cost of goods sold	8,111,000	7,413,000

Gross profit	1,893,000	3,259,000

Operating expenses:
Delivery and handling expenses	849,000	1,169,000
Selling and marketing expense	1,041,000	1,193,000
General and administrative expense	1,205,000	914,000
Total operating expenses	3,095,000	3,276,000

Loss from operations	(1,202,000)	(17,000)

Interest expense	(378,000)	(254,000)

Net loss	$(1,580,000)	$(271,000)

Loss per share – basic and diluted	$(0.12)	$(0.02)
Weighted average number of shares outstanding – basic and diluted	13,184,331	13,068,675

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Three Months Ended March 31, 2016

(Unaudited)

			Series A		Additional		Total
	Common Stock		Preferred Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity(Deficiency)
Balance, January 1, 2015	13,160,860	$1,000	9,411	$94,000	$27,399,000	$(26,709,000)	$785,000

Common shares issued upon exercise of warrants	16,260				45,000		45,000
Common shares issued upon exercise of options	7,211				-		-
Fair value vesting of options issued to employees					169,000		169,000
Net loss						(1,580,000)	(1,580,000)
Balance, March 31, 2016	13,184,331	$1,000	9,411	$94,000	$27,613,000	$(28,289,000)	$(581,000)

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,580,000)	$(271,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	261,000	213,000
Fair value of stock options issued to employees	169,000	212,000
(Decrease) increase in allowance for doubtful accounts	(93,000)	1,000
Changes in assets and liabilities:
Accounts receivable	313,000	(479,000)
Inventory	(259,000)	(2,054,000)
Prepaid Inventory	(156,000)	474,000
Prepaid expenses and other current assets	312,000	168,000
Accounts payable	263,000	1,267,000
Accrued expenses	15,000	11,000

Net cash used in operating activities	(755,000)	(458,000)
Cash flows from investing activities:
Purchase of property and equipment	(186,000)	(351,000)
Net cash used in investing activities	(186,000)	(351,000)
Cash flows from financing activities:
Proceeds from warrant exercises	45,000	31,000
Principal repayments on long term financing obligation	(37,000)	(31,000)
Principal repayments on capital lease obligation	(42,000)	(33,000)
Net draw down (repayment) on line of credit	(193,000)	1,104,000
Net cash (used in) provided by financing activities	(227,000)	1,071,000
Net increase (decrease) in cash	(1,168,000)	262,000
Cash at beginning of period	1,816,000	959,000
Cash at end of period	$648,000	$1,221,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$364,000	$201,000
Non Cash Investing and Financing Activities
Property and equipment acquired through capital expansion loan	$354,000	$311,000
Property and equipment acquired through capitalized leases	86,000	250,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three Months Ended March 31, 2016 and 2015 (Unaudited)

1. Basis of Presentation and Liquidity

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reed’s, Inc. (the “Company”), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2016 and the results of operations and cash flows for the three months ended March 31, 2016 and 2015. The balance sheet as of December 31, 2015 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 23, 2016.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2016.

Liquidity

As of March 31, 2016, we had a stockholders deficit of $581,000 and working capital deficit of $645,000 compared to stockholders equity of $785,000 and working capital of $730,000 at December 31, 2015.

We believe that the Company currently has the necessary working capital to support existing operations until the revolver becomes due in December of this year. Consistent with past refinancing practices regarding the Line of Credit, the Company believes that we will be successful in renewing the Line of Credit for another time frame similar to the past for a two year time frame. There are no assurances that this refinancing will be completed. Our primary capital source will be positive cash flow from operations. If our sales goals do not materialize as planned, we believe that the Company can reduce its operating costs and can be managed to maintain positive cash flow from operations. Historically, we have financed our operations primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution and cash generated from operations.

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

2. Significant Accounting Policies

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

The Company had potentially dilutive securities that consisted of:

	March 31, 2016	March 31, 2015

Warrants	325,000	267,271
Series A Preferred Stock	37,644	37,644
Options	965,000	1,013,333
Total	1,327,644	1,318,248

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

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of $250,000 during the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Company had two customers that accounted for 25% and 10% of gross sales. During the months ended March 31, 2015, the company had two customers that accounted for 30% and 15% of sales respectively. As of March 31, 2016, the Company had accounts receivable due from two customers who comprised 23% and 11% of its total accounts receivable and as of December 31, 2015 the Company had accounts receivable due from two customers who comprised 24% and 12% of its total accounts receivable.

During the three months ended March 31, 2016, the Company had one vendor which accounted for approximately 17% of all purchases, and in the three months ended March 31, 2015 one vendor who accounted for approximately 30% of all purchases. No other vendor accounted for more than 10% of all purchases in either period. As of March 31, 2016, the Company had two vendors which accounted for approximately 20% and 10% of total accounts payable and as of December 31, 2015, the Company had two vendors which accounted for approximately 31% and 11% of total accounts payable.

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

The Company had no such assets or liabilities recorded to be valued on the basis above at March 31, 2016 or December 31, 2015.

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

3. Inventory

Inventory is valued at the lower of cost (first-in, first-out or market) and, net of reserves, is comprised of the following as of:

	March 31, 2016	December 31, 2015
Raw Materials and packaging	$4,676,000	4,364,000
Finished Goods	3,510,000	3,563,000
	$8,186,000	7,927,000

4. Property and Equipment

Property and equipment are comprised of the following as of:

	March 31, 2016	December 31, 2015
Land	$1,107,000	$1,107,000
Building	1,875,000	1,875,000
Vehicles	500,000	500,000
Machinery and equipment	3,794,000	3,800,000
Equipment under capital leases	944,000	857,000
Office equipment	469,000	469,000
Construction in Progress	1,515,000	977,000
	10,204,000	9,585,000
Accumulated depreciation	(4,416,000)	(4,216,000)
	$5,788,000	$5,369,000

Depreciation expense for the three months ended March 31, 2016 and 2015 was $200,000 and $191,000, respectively.

5. Intangible Assets and Impairment Policy

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

6. Notes Payable

Line of Credit

On November 9, 2011, the Company entered into a Loan and Security Agreement with PMC Financial Services Group, LLC (PMC), which was amended and extended for two years on December 5, 2014, that provides a $6,000,000 revolving line of credit. The Amended Agreement extends and amends the Revolving Loan and Term Loan (see discussion below) and adds a new Capital Expansion Loan (the “Capex Loan”) (see discussion below). At March 31, 2016 and December 31, 2015, the aggregate amount outstanding under the line of credit was $4,250,000 and $4,443,000 respectively.

The revolving line of credit is based on 85% of accounts receivable and 60% of eligible inventory and is secured by substantially all of the Company’s assets. The interest rate on the Revolving Loan was the prime rate plus .35% (9% at March 31, 2016). However, the interest rate has been adjusted as described below in term loans. The monthly management fee is .45% of the average monthly loan balance. As of March 31, 2016, the Company had a maximum borrowing availability of $1,750,000 under the line of credit agreement.

The line of credit matures on December 5, 2016 and is subject to a 1% prepayment penalty for prepayment prior to the first anniversary of the effective date.

Term Loans

The Company has the following term loans outstanding with PMC Financial Services Corporation;

	March 31, 2016	December 31, 2015

Term Loans	$3,000,000	$3,000,000
Valuation discount	(106,000)	(132,000)
Long term portion	$2,894,000	$2,868,000

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

Effective September 1, 2015 the Company entered into an additional Term Loan with a principal balance of $1,500,000 at prime plus 11.60% (currently 14.85%) with PMC. As of March 31, 2016 and December 31, 2015, the aggregate amount under the Term Loans outstanding was $3,000,000.

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

On November 9, 2015, the Company completed a restructuring of Term Loans with PMC. The aggregated amount of the principal for affected term loans is $3,000,000. Under the new agreement, the maturity of both loans will be due in lump sum on April 1, 2017 under the same rates and conditions as before. In connection with the agreement, the Company granted PMC 125,000 warrants at an exercise price of $4.50 per share with a term of five years and six months. The 125,000 warrants were valued at $141,000 using the Black Scholes Merton option pricing model and were recorded as a valuation discount. The following assumptions were made in valuing the 125,000 warrants; term of 5.5 years, volatility of 56.04%, expected dividends 0% and discount rate of 0.68%. The warrants value of $141,000 is being amortized over the remaining 16 months of the term loans. During the three months ending March 31, 2016, $26,000 of valuation discount was amortized resulting in an unamortized balance of $106,000 at March 31, 2016.

Capital Expansion (“CAPEX”) Loan

In connection with the loan and security agreement with PMC, the Company entered into a CAPEX loan in the aggregate outstanding amount not to exceed $3,000,000. The CAPEX loan will finance new asset purchases for modernization and improvement of the beverage bottling equipment in the Los Angeles plant. Interest only on the CAPEX loan shall be paid from time to time until the end of each fiscal quarter, at which time the principal amounts of each outstanding CAPEX loan will be aggregated and repaid in 48 equal monthly installments of principal plus accrued but unpaid interest beginning July 31, 2016, or if earlier, the revolver maturity of December 2016. The interest rate on the CAPEX loan is the prime rate plus 5.75% (9.25% at March 31, 2016). At March 31, 2016 and December 31,2015, the balance on the CAPEX loan balance was $2,237,000 and $1,883,000 respectively and as of March 31, 2016, the Company had future borrowing availability of $908,000. On June 30, 2016, the loan funding will close and the Company will begin repayments in July, 2016.

In conjunction with this loan the Company has placed equipment with a cost of $341,000 at a co-packing facility to enable the co-packer to manufacture our products. Should the Company be unable to secure access to the equipment in the event of failure of the co-packer, the amount will become due and payable by the Company immediately.

7. Obligations under Capital Leases

The Company leases equipment for its brewery operations with an aggregate value of $944,000 under six non-cancelable capital leases. Most of the leases are personally guaranteed by the Company’s chief executive officer. Monthly payments range from $341 to $10,441 per month, including interest, at interest rates ranging from 6.51% to 17.31% per annum. At March 31, 2016, monthly payments under these leases aggregated $16,000. The leases expire at various dates through 2020.

Future minimum lease payments under capital leases are as follows:

Years Ending December 31,
2016	$168,000
2017	213,000
2018	217,000
2019	169,000
2020	49,000
Total payments	816,000
Less: Amount representing interest	(129,000)
Present value of net minimum lease payments	687,000
Less: Current portion	(151,000)
Non-current portion	$536,000

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

Effective October 1, 2014, the Company executed Amendment #1 to the Long-term Financing Obligation. In exchange for a release from the $150,000 personal guarantee by the principal shareholder and Chief Executive Office, and a release of the brewery equipment which was collateral for the lease agreement, the Company issued 200,000 warrants to purchase its common stock for $5.60 per share with a term of five years. The 200,000 warrants were valued at $584,000 using the Black Scholes Merton option pricing model and were recorded as a valuation discount. The following assumptions were made in valuing the 200,000 warrants; term of 5 years, volatility of 59.53%, expected dividends 0% and discount rate of 1.25%. The warrants value of $584,000 is being amortized over the remaining term of the purchase option. Amortization of valuation discount was $28,000 and $14,000 during the three months ended March 31, 2016 and 2015.

Long term financing obligation is comprised of the following as of:

	March 31, 2016	December 31, 2015
Financing obligation	$2,501,000	2,538,000
Valuation discount	(907,000)	(935,000)
	1,594,000	1,603,000
Less current portion	(167,000)	(160,000)
Long term financing obligation	$1,427,000	1,443,000

9. Stock Based Activity

Stock Options

Stock options granted under our equity incentive plans generally vest over 3 years from the date of grant, at 33% per year or over 4 years at 25% per year and expire 5 years from the date of grant. The following table summarizes stock option activity for the three months ended March 31, 2016:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	980,000	$4.51
Granted	0
Exercised	(15,000)	$2.43
Forfeited or expired	0
Outstanding at March 31, 2016	965,000	$4.21		$374,000
Exercisable at March 31, 2016	411,333			$354,000

During the three months ended March 31, 2016, the Company did not grant any stock options to any employee or other party.

The aggregate intrinsic value was calculated as the difference between the closing market price, which was $4.67, and the exercise price of the Company’s stock options as of March 31, 2016. Stock-based compensation recognized on the Company’s statement of operations for the three months ended March 31, 2016 and 2015 was $169,000 and $212,000, respectively. During the three months ended March 31, 2016, the Company issued 7,211 shares of the Company’s common stock upon exercise of 15,000 stock options on a cashless basis.

Stock Warrants

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	341,261	$3.74
Granted
Exercised	16,260	$2.77
Forfeited or expired	1
Outstanding at March 31, 2016	325,000	$5.18		$21,250
Exercisable at March 31, 2016	200,000	$5.60		$0

The intrinsic value was calculated as the difference between the closing market price, which was $4.67, and the exercise price of the Company’s warrants common stock, as of March 31, 2016.

10. Subsequent Events

On April 29, 2016 the Board of Directors approved an extension of the Line of Credit (see Note 6) with PMC Financial Services Group, LLC (PMC) to include prepaid inventory that normally would be excluded from the lending base. The Line of Credit maximum of $6,000,000 and the rates remained unchanged.

In consideration, the Company will issue to PMC 10,000 warrants at a strike price of $4.50 to be accounted for as a financing cost in the second quarter of 2016.

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

Overview

The results for our first quarter of 2016 reflect the operations meeting demand, margins stabilizing and continued cost containment. We experienced decreasing resistance from long time loyal retailers in restocking our full line of beverage offerings. Our ginger products grew year over year and our flagship Virgils flavor, root beer, continued its growth. We believe that as all of our customers realize our commitment to keeping them in stock for our core beverages, that the retailers will begin repurchasing items as they have in the past.

We have included below detailed information on our products from a sales perspective with the associated cost of goods sold and production. The information is presented in the industry standard of eight ounce serving equivalents.

We continued work on upgrading our Los Angeles plant equipment in 2016 and on increasing its capacity. The Idle Plant costs decreased by $395,000 over the same period last year even while we begin installation of the new equipment. The new plant will provide the Company capacity to expand volume without incurring time delays or cost increases and will continue the downward trend in freight costs.

Cost containment activity led to delivery expense returning to historic norms of 8.5% in the period as compared 11.0% in the same period in 2015. Further cost containment efforts led to a reductions in sales expenses of $152,000 over the same period in the prior year, while G&A expenses increased by $291,000 with the largest increase due to bad debt expense.

Results of Operations

The following table sets forth key statistics for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended
	March 31,		Pct.
	2016	2015	Change
Gross sales, net of discounts & returns *	$10,777,000	$11,351,000	(5.0%	)

Less: Promotional and other allowances**	773,000	679,000	13.8%

Net sales	10,004,000	10,672,000	(6.3%	)
Cost of tangible goods sold	7,838,000	6,745,000
As a percentage of:
Gross sales	73%	59%
Net sales	78%	63%
Cost of goods sold – idle capacity	273,000	668,000	(59.1%	)
As a percentage of net sales	3%	6%

Gross profit	$1,893,000	3,259,000	(41.9%	)
Gross profit margin as a percentage of net sales	18.9%	30.5%

Expenses
Delivery and handling	$849,000	$1,169,000	(27.4%)
Selling and marketing	1,041,000	1,193,000	(12.7%)
General and administrative	1,205,000	915,000	9.4%
Total operating expenses	3,095,000	3,277,000	(5.5%)

Income from operations	($1,202,000)	($18,000)

Interest Expense	(378,000)	(254,000)

Net loss to stockholders	($1,580,000)	($272,000)

Shares outstanding	13,184,000	13,068,000

Net income (loss) per share	($0.12)	($0.02)

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

Three months ended March 31, 2016 Compared to Three months ended March 31, 2015

Metrics

	8 Ounce Volume			8 Ounce Gross Sales Revenue
	2016	2015	Change	2016	2015	Change
Gross Sales
Reeds Beverages	489,688	464,932	5.3%	$5,457,510	$5,170,413	5.6%
Virgils	281,791	318,337	-11.5%	3,352,837	3,773,642	-11.2%
Kombucha	33,296	36,987	-10.0%	796,429	963,423	-17.3%
All Other Reeds Beverages	14,827	21,031	-29.5%	199,898	289,639	-31.0%
Private Label	52,042	72,599	-28.3%	546,444	533,476	2.4%
Reeds Candy				381,549	548,434	-30.4%
All Other Non-Beverages				44,076	72,126	-38.9%
Total Gross Sales	871,643	913,887	-4.6%	$10,778,744	$11,351,152	-5.0%
Sales Discounts Unallocated to Specific SKU’s			(774,358)	(679,156)	14.0%
Net Sales	871,643	913,887	-4.6%	$10,004,386	$10,671,996	-6.3%

Gross Sales per 8 ounce				$12.37	$12.42	-0.4%
Net Sales per 8 ounce				$11.48	$11.68	-1.7%

Cost of Goods Sold
Reeds Beverages	489,688	464,932	5.3%	$3,617,098	$3,371,984	7.3%
Virgils	281,791	318,337	-11.5%	2,140,341	2,082,252	2.8%
Kombucha	33,296	36,987	-10.0%	432,218	488,267	-11.5%
All Other Reeds Beverages	14,827	21,031	-29.5%	138,397	168,308	-17.8%
Private Label	52,042	72,599	-28.3%	414,226	310,204	33.5%
Costs Unallocated to Specific SKU’s				705,211	(97,998)	819.6%
Reeds Candy				281,732	341,023	-17.4%
All Other Non-Beverages				108,575	81,493	33.2%
Cost of Goods Sold	871,643	913,887	-4.6%	$7,837,800	$6,745,534	16.2%

Additional Cost of Goods Produced
Idle Plant				273,594	667,822	-59.0%
Cost of Goods produced and Sold				8,111,394	7,413,356	9.4%

Cost of Goods Sold per 8 ounce				$8.99	$7.38	21.8%
Cost of Goods Produced Per 8 ounce				$9.31	$8.11	14.7%

Gross Margin including Idle Plant				18.9%	30.5%	-38.0%

Sales

Gross sales decreased in 2016 to $10,777,000 from $11,351,000 in the same period in 2015. On an 8 ounce serving basis, net sales decreased $0.05 per 8 ounce serving or 0.4% year over year. The main driver of the decrease was a 11.2% decrease in Virgils as retailers were slower than expected in replenishing their shelves with a the full line of Virgil’s stock keeping units (SKUs).

Net sales decreased in 2016 to $10,004,000 from $10,672,000 in the same period in 2015. On an 8 ounce serving basis, net sales decreased $0.20 per 8 ounce serving or 1.7% year over year. The main driver of the decrease was a 13.7% increase in promotional costs combined with a lower sales volume. Candy sales continued to be negatively impacted by the California lawsuit regarding specific resourcing locations in the first quarter. Candy sales were down $59,000 over the same period in 2015. A new supplier has been identified and sales of the affected lines will begin again in late second quarter.

Cost of Goods Sold and Produced

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

Cost of goods sold increased in 2016 to $7,838,000 from $6,745,000 in the same period in 2015. On an 8 ounce serving basis, cost of goods sold increased $1.61 per 8 ounce serving or 21.8% year over year. The main driver of an increase in costs unallocated to specific SKUs was comprised primarily of inventory adjustments.

Cost of goods produced increased in 2016 to $8,111,000 from $7,413,000 in the same period in 2015. On an 8 ounce serving basis, cost of goods sold increased $1.20 per 8 ounce serving or 14.7% year over year. The main driver of the increase is the costs unallocated to specific SKUs in the cost of goods sold discussed earlier. The increase was partially offset by an improvement in LA Plant Idle Plant costs. Idle Plant costs decreased to $273,000 from $668,000 over the same period in 2015.

Gross Margin

Gross margin declined to 18.9% from 30.5% as costs unallocated to specific SKU's in sales increased to $774,000 from $679,000 or $95,000 on a lower volume base. In addition, costs unallocated to specific SKU's in production also increased to $705,000 from ($98,000) or $803,000. These increases are primarily due to sales discounts and inventory adjustments respectively.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling costs decreased by 27.4% to $849,000 in the three months ended March 31, 2016 compared to $1,169,000 over the same period in 2015. The decrease is due to lower sales volume of 4.6% and a rate and utilization mix reduction of 22.5%. As percentage of net sales, the decrease to 8.5% for the first quarter of 2016 is comparable to historic rates.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs decreased $152,000 overall to $1,041,000 in the three months ended March 31, 2016 from $1,193,000 in 2015. This decrease over last year is primarily due to reductions in public relations, advertising, promotions, professional fees and brokers fees. Employee compensation, travel and entertainment and trade show expenses were flat vs. same period in prior year.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased $291,000 to $1,205,000 during the three months ended March 31, 2016 from $915,000 in the same period of 2015. The increase was due to increases in bad debt expense of $120,000, compensation related expenses of $72,000 amortization of certain fees of $40,000, increased filing fees of $26,000 and upgrades to IT functions of $17,000.

Loss from Operations

The loss from operations was ($1,202,000) in the three months ended March 31, 2016, as compared to a loss of $(17,000) in the same period of 2015. The loss was comprised of decreases in sales volume of $668,000, cost of goods sold increases of $1,094,000 that were partially offset by lower idle plant costs of $395,000 and lower expenses of $180,000.

Interest Expense

Interest expense and bank related charges increased $124,000 to $378,000 in the three months ended March 31, 2016, compared to expenses of $254,000 in the same period of 2015. The increase is primarily due to increased borrowing on our revolving line of credit, an additional term loan and new capital expansion loan.

Recap of current quarterly interest and bank fees.

Quarterly Interest
Working Capital	$151,772	15.4%
Capex	49,134	9.4%
Term Loan*	89,812	12.0%
Equipment Leases	16,317	10.6%
Equipment Sale Leaseback*	62,331	9.9%
Bank Fees	8,364
	$377,730	12.2%

* Does not include amortized fees

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

MODIFIED EBITDA SCHEDULE

	Three Months Ended March 31,
	2016	2015
Net loss	$($1,580,000)	$(271,000)

Modified EBITDA adjustments:
Depreciation and amortization	261,000	213,000
Interest expense	378,000	200,000
Stock option compensation	169,000	212,000
Total EBITDA adjustments	808,000	625,000

Modified EBITDA income from operations	$(772,000)	$354,000

The $1,126,000 decrease in modified EBITDA for the three months resulted from the increases in the EBITDA adjustments totaling $183,000 for the quarter ended March 31, 2016 plus the $1,309,000 increase in the net loss. The $32,000 increase in Depreciation and amortization was due to the raised asset base, the increase in Interest expense was due to the increased loan balances and Stock option compensation decrease was due to no new options granted.

Liquidity and Capital Resources

As of March 31, 2016, we had a stockholders deficit of $581,000 and working capital deficit of $645,000 compared to stockholders equity of $785,000 and working capital of $730,000 at December 31, 2015.

Our cash and cash equivalents at March 31, 2016 decreased by $1,168,000 to $648,000 at March 31, 2016 compared to $1,816,000 at December 31, 2015. Net cash used in operating activities of $755,000 for the three months ended March 31, 2016. Investing activities included $186,000 used to purchase machinery in the Los Angeles plant. A total of $227,000 in financing activities was used pay down leases and the line of credit.

Our Loan and Security Agreement with PMC Financial Services Group, LLC provides a $6 million revolving line of credit and a $1,500,000 term loan and a new $3 million Capital Expansion loan. The revolving line of credit is based on 85% of eligible accounts receivable and 50% of eligible inventory. Effective December 5, 2014 the interest rate was revised to prime plus 5.75% which is currently 9% on all three loans. At March 31, 2016, the revolving line of credit balance was $4,250,000 the term loan balance was $3,000,000 and the Capital Expansion loan balance was $2,237,000.

On April 25, 2016, PMC Financial Services Group, LLC modified the $6 million revolving line of credit to include certain prepaid inventory in the definition of inventory. (See Note 10).

We believe that the Company currently has the necessary working capital to support existing operations until the revolver becomes due in December of this year. Consistent with past refinancing practices regarding the Line of Credit, the Company believes that we will be successful in renewing the Line of Credit for another time frame similar to the past for a two year time frame. There are no assurances that this refinancing will be completed. Our primary capital source will be positive cash flow from operations. If our sales goals do not materialize as planned, we believe that the Company can reduce its operating costs and can be managed to maintain positive cash flow from operations. Historically, we have financed our operations primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution and cash generated from operations.

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

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the three months ended March 31, 2016.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Reed’s, Inc. (Registrant)

Date: May 11, 2016	/s/ Christopher J. Reed
Christopher J. Reed
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2016	/s/ Daniel V. Miles
Daniel V. Miles
Chief Financial Officer
(Principal Financial Officer)

