Form 10-Q
period 2016-06-30
REED'S, INC.
filed 2016-08-04
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 13,908,247 shares of Common Stock outstanding of which 833,834 were restricted as of July 29, 2016.

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

2

3

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S, INC.

CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$969,000	$1,816,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $306,000 and $356,000, respectively	3,544,000	2,894,000
Inventory, net of reserve for obsolescence of $150,000 and $290,000, respectively	7,723,000	7,927,000
Prepaid inventory	576,000	47,000
Prepaid and other current assets	573,000	769,000
Total Current Assets	13,385,000	13,453,000

Property and equipment, net of accumulated depreciation of $4,574,000 and $4,216,000, respectively	6,479,000	5,369,000
Brand names	1,029,000	1,029,000
Total assets	$20,893,000	$19,851,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,673,000	$7,458,000
Accrued expenses	192,000	168,000
Line of Credit, net of discount of $11,000 and $0, respectively	5,646,000	4,443,000
Current portion of long term financing obligations	175,000	160,000
Current portion of capital leases payable	142,000	153,000
Current portion of capital expansion loan	341,000	341,000
Total current liabilities	12,169,000	12,723,000
Long term financing obligation, less current portion, net of discount of $880,000 and $953,000, respectively	1,408,000	1,443,000
Capital leases payable, less current portion	499,000	490,000
Capital expansion loan, less current portion	2,849,000	1,542,000
Term loan, net of discount $114,000 and $132,000	2,886,000	2,868,000
Total Liabilities	19,811,000	19,066,000
Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94,000	94,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 13,908,247 and 13,160,860 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	30,044,000	27,399,000
Accumulated deficit	(29,057,000)	(26,709,000)
Total stockholders’ equity	1,082,000	785,000
Total liabilities and stockholders’ equity	$20,893,000	$19,851,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Three months ended		Six months ended
	2016	2015	2016	2015
Net Sales	$10,992,000	$12,178,000	$20,996,000	$22,850,000
Cost of goods sold	8,390,000	8,538,000	16,501,000	15,950,000
Gross profit	2,602,000	3,640,000	4,495,000	6,900,000
Operating expenses:
Delivery and handling expenses	1,064,000	1,429,000	1,913,000	2,597,000
Selling and marketing expense	954,000	1,335,000	1,995,000	2,528,000
General and administrative expense	931,000	1,369,000	2,136,000	2,338,000
Total operating expenses	2,949,000	4,133,000	6,044,000	7,463,000

Loss from operations	(347,000)	(493,000)	(1,549,000)	(563,000)
Interest expense	(416,000)	(193,000)	(794,000)	(394,000)
Net loss	(763,000)	(686,000)	(2,343,000)	(957,000)
Preferred Stock Dividends	(5,000)	(5,000)	(5,000)	(5,000)
Net loss attributable to common stockholders, basic and diluted	$(768,000)	$(691,000)	$(2,348,000)	$(962,000)
Weighted average number of shares
outstanding – basic	13,424,796	13,104,227	13,305,821	13,086,560
Loss per share – basic and diluted	$(0.06)	$(0.05)	$(0.18)	$(0.07)

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2016
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity
Balance, January 1, 2016	13,160,860	$1,000	9,411	$94,000	27,399,000	(26,709,000)	785,000
Common shares issued upon exercise of warrants	16,260				45,000		45,000
Common shares issued upon cashless exercise of options	7,211				-		-
Fair value vesting of options issued to employees & consultant					302,000		302,000
Common shares issued upon sale of securities	722,412				2,239,000		2,239,000
Fair value of warrants issued as debt discount					54,000		54,000
Series A Preferred Stock Dividend	1,504				5,000	(5,000)	-
Net loss						(2,343,000)	(2,343,000)
Balance June 30, 2016	13,908,247	$1,000	9,411	$94,000	$30,044,000	$(29,057,000)	$1,082,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,343,000)	$(957,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	477,000	453,000
Fair value of stock options issued to employees & consultant	302,000	560,000
(Decrease) increase in allowance for doubtful accounts	(50,000)	(81,000)
Changes in assets and liabilities:
Accounts receivable	(600,000)	(1,005,000)
Inventory	204,000	(2,631,000)
Prepaid Inventory	(529,000)	(14,000)
Prepaid expenses and other current assets	196,000	167,000
Accounts payable	(1,785,000)	1,644,000
Accrued expenses	24,000	20,000
Net cash used in operating activities	(4,104,000)	(1,844,000)
Cash flows from investing activities:
Purchase of property and equipment	(78,000)	(430,000)
Net cash used in investing activities	(78,000)	(430,000)
Cash flows from financing activities:
Proceeds from sale of common stock	2,239,000	-
Proceeds from stock option and warrant exercises	45,000	31,000
Principal repayments on long term financial obligation	(76,000)	(64,000)
Principal repayments on capital lease obligation	(87,000)	(63,000)
Net draw down (repayment) on line of credit	1,214,000	1,626,000
Net cash provided by financing activities	3,335,000	1,530,000
Net decrease in cash	(847,000)	(744,000)
Cash at beginning of period	1,816,000	959,000
Cash at end of period	$969,000	$215,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	843,000	395,000
Non Cash Investing and Financing Activities
Property and equipment acquired through capital expansion loan	1,307,000	486,000
Property and equipment acquired through capital lease obligations	86,000	-
Other current assets acquired through capital expansion loan	-	250,000
Fair value of warrants granted as debt discount	54,000	-
Dividends payable in common stock	5,000	5,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Six Months Ended June 30, 2016 and 2015 (Unaudited)

1. Basis of Presentation and Liquidity

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reed’s, Inc. (the “Company”), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2016 and the results of operations and cash flows for the six months ended June 30, 2016 and 2015. The balance sheet as of December 31, 2015 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2016.

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

Liquidity

As of June 30, 2016, we had stockholders equity of $1,082,000 and working capital of $1,216,000 compared to stockholders equity of $785,000 and working capital of $730,000 at December 31, 2015.

We believe that the Company currently has the necessary working capital to support existing operations until our line of credit and all of the long term loans become due on October 1, 2017. Consistent with past refinancing practices regarding the Line of Credit, the Company believes that it will be successful in renewing the Line of Credit for another time frame similar to what it has done in the past. There are no assurances that this refinancing will be completed. We believe our primary capital source will be positive cash flow from operations. If our sales goals do not materialize as planned, we believe that the Company can reduce its operating costs and can be managed to maintain positive cash flow from operations. Historically, we have financed our operations primarily through cash generated from operations and a line of credit from a financial institution. Additionally, we have done private sales of common stock to fund operations.

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

The Company had potentially dilutive securities that consisted of:

	June 30, 2016	June 30, 2015

Warrants	803,909	216,261
Series A Preferred Stock	37,644	37,644
Options	967,500	1,065,000
Total	1,809,053	1,318,905

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. On August 12, 2015, FASB delayed the required implementation to fiscal years ending after December 15, 2017 but now permitted organizations such a Reeds to adopt earlier. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements - Going Concern (Subtopic 205-10). ASU 2014-15 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will adopt ASU 2014-15 on the Company’s financial statement presentation and disclosures after the effective date.

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

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of $250,000 during the six months ended June 30, 2016.

During the six months ended June 30, 2016, the Company had one customer that accounted for 26% of sales. During the six months ended June 30, 2015, the Company had two customers that accounted for 32% and 14% of sales respectively. No other customer accounted for more than 10% of sales in either period. During the three months ended June 30, 2016 and 2015, the Company had one customer that accounted for 26% of sales in 2016, and two customers that accounted for 29% and 15% of sales in 2015, respectively. No other customers accounted for more than 10% of sales in either period.

As of June 30, 2016, the Company had accounts receivable due from one customer who comprised 23% of its total accounts receivable and as of December 31, 2015 the Company had accounts receivable due from two customers who comprised 24% and 12% of its total accounts receivable. No other customer accounted for more than 10% of accounts receivable in the periods.

During the six months ended June 30, 2016, the Company had one vendor who accounted for 27% of all purchases and in the six months ended June 30, 2015. three vendors, which accounted for 14.0%, 12.6% and 10.0% of all purchases. No other vendor accounted for more than 10% of all purchases in either period. As of June 30, 2016, the Company had one vendor, which accounted for 20% of total accounts payable and as of December 31, 2015, the Company had two vendors, which accounted for 31% and 11% of total accounts payable.

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

The Company had no such assets or liabilities recorded to be valued on the basis above at June 30, 2016 or December 31, 2015.

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

3. Inventory

Inventory is valued at the lower of cost (first-in, first-out or market) and, net of reserves, is comprised of the following as of:

	June 30, 2016	December 31, 2015
Raw Materials and packaging	$4,172,000	$4,364,000
Finished Goods	3,551,000	3,563,000
	$7,723,000	$7,927,000

4. Property and Equipment

Property and equipment are comprised of the following as of:

	June 30, 2016	December 31, 2015
Land	$1,107,000	$1,107,000
Building	1,875,000	1,875,000
Vehicles	600,000	500,000
Machinery and equipment	3,695,000	3,800,000
Equipment under capital leases	228,000	857,000
Office equipment	474,000	469,000
Construction in Progress	3,074,000	977,000
	11,053,000	9,585,000
Accumulated depreciation	(4,574,000)	(4,216,000)
	$6,479,000	$5,369,000

Depreciation expense for the six months ended June 30, 2016 and 2015 was $357,000 and $412,000 respectively.

5. Notes Payable

Line of Credit

	June 30, 2016	December 31, 2015

Line of credit	$5,657,000	$4,443,000
Valuation discount	(11,000)	-
Net	$5,646,000	$4,443,000

On November 9, 2011, the Company entered into a Loan and Security Agreement with PMC Financial Services Group, LLC (PMC), which was amended and extended for two years on December 5, 2014, that provides a $6,000,000 revolving line of credit. The Amended Agreement extends and amends the Revolving Loan and Term Loan (see discussion below) and adds a new Capital Expansion Loan (the “Capex Loan”) (see discussion below). At June 30, 2016 and December 31, 2015, the aggregate amount outstanding under the line of credit was $5,657,000 and $4,443,000 respectively.

The revolving line of credit is based on 85% of accounts receivable and 60% of eligible inventory and is secured by substantially all of the Company’s assets. The interest rate on the Revolving Loan was the prime rate plus .35% (9% at June 30, 2016). However, the interest rate has been adjusted as described below in term loans. The monthly management fee is .45% of the average monthly loan balance. As of June 30, 2016, the Company had a maximum borrowing availability of $250,000 under the line of credit agreement.

On April 25, 2016, the Company agreed with PMC to amend the definition of eligible inventory to include certain glass containers in exchange for 10,000 warrants. The total value of the line did not increase and the inclusion of the glass as defined under the amendment will expire December 31, 2016. In connection with the agreement, the Company granted PMC 10,000 warrants at an exercise price of $3.90 per share with a term of five years and six months. The 10,000 warrants were valued at $15,000 using the Black Scholes Merton option pricing model and were recorded as a valuation discount. The following assumptions were made in valuing the 10,000 warrants; term of 5.5 years, volatility of 56.35%, expected dividends of 0% and discount rate of 1.50%. The warrants value of $15,000 is being amortized over the 8 months of the length of the time for the change to the eligible inventory definition. During the six months ending June 30, 2016, $4,000 of valuation discount was amortized resulting in an unamortized balance of $11,000 at June 30, 2016.

On May 13, 2016, PMC agreed to an extension of the maturity date until October 1, 2017 for the line of credit that was to mature on December 5, 2016 as part of the restructuring of all debt at PMC. See discussion of the consideration given PMC below under term loans. All other terms for the line of credit remain the same.

Term Loans

The Company has the following term loans outstanding with PMC Financial Services Corporation;

	June 30, 2016	December 31, 2015

Term Loans	$3,000,000	$3,000,000
Valuation discount	(114,000)	(132,000)
Net	$2,886,000	$2,868,000

In connection with the Loan and Security Agreement with PMC, the Company entered into a Term Loan. The Term Loan was $750,000, and was secured by all of the unencumbered assets of the Company. Effective December 5, 2014 the Term Loan’s outstanding principal balance was increased to $1,500,000 and the annual interest rate was revised to prime plus 5.75% (currently 9%) subject to adjustment as described below.

Effective September 1, 2015 the Company entered into an additional Term Loan with a principal balance of $1,500,000 at prime plus 11.60% (currently 14.85%) with PMC. As of June 30, 2016 and December 31, 2015, the aggregate amount under the Term Loans outstanding was $3,000,000.

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

On November 9, 2015, the Company completed a restructuring of the Term Loans with PMC. The aggregated amount of the principal for affected term loans is $3,000,000. Under the new agreement, the maturity of both loans was to be due in lump sum on April 1, 2017 under the same rates and conditions as before. In connection with the agreement, the Company granted PMC 125,000 warrants at an exercise price of $4.50 per share with a term of five years and six months. The 125,000 warrants were valued at $141,000 using the Black Scholes Merton option pricing model and were recorded as a valuation discount. The following assumptions were made in valuing the 125,000 warrants; term of 5.5 years, volatility of 56.04%, expected dividends of 0% and discount rate of 0.68%. The warrants value of $141,000 is being amortized over the remaining 16 months of the term loans..

On May 13, 2016, the Company agreed with PMC to extend the loan maturity date to October 1, 2017 for all loans outstanding at PMC under the same rates and conditions as before. In connection with the agreement, the Company granted PMC 50,000 warrants at an exercise price of $4.50 per share with a term of five years and six months. The 50,000 warrants were valued at $38,000 using the Black Scholes Merton option pricing model and were recorded as a valuation discount. The following assumptions were made in valuing the 50,000 warrants; term of 5.5 years, volatility of 54.17%, expected dividends of 0% and discount rate of 1.49%. The warrants value of $38,000 is being amortized over the 16 months until the maturity date of all loans. During the six months ended June 30, 2016, $57,000 of valuation discount was amortized resulting in an unamortized balance of $114,000 at June 30, 2016

Capital Expansion (“CAPEX”) Loan

In connection with the loan and security agreement with PMC, the Company entered into a CAPEX loan in the aggregate outstanding amount not to exceed $3,000,000. The CAPEX loan will finance new asset purchases for modernization and improvement of the beverage bottling equipment in the Los Angeles plant. Interest only on the CAPEX loan shall be paid from time to time until the end of each fiscal quarter, at which time the principal amounts of each outstanding CAPEX loan will be aggregated and repaid in 48 equal monthly installments of principal plus accrued but unpaid interest beginning July 31, 2016, or if earlier, the revolver maturity of October 1, 2017. The maximum amount that can be borrowed under the CAPEX loan was increased to $3,210,000 on May 13, 2016. The interest rate on the CAPEX loan is the prime rate plus 5.75% 7at June 30, 2016. At June 30, 2016 and December 31, 2015, the balance on the CAPEX loan balance was $3,190,000 and $1,883,000 respectively. On June 30, 2016, the loan funding closed and the Company will begin repayments in July, 2016.

In conjunction with this loan the Company has placed equipment with a cost of $341,000 at a co-packing facility to enable the co-packer to manufacture our products. Should the Company be unable to secure access to the equipment in the event of failure of the co-packer, the amount will become due and payable by the Company immediately

6. Obligations under Capital Leases

The Company leases equipment for its brewery operations with an aggregate value of $944,000 under six non-cancelable capital leases. Most of the leases are personally guaranteed by the Company’s chief executive officer. Monthly payments range from $341 to $10,441 per month, including interest, at interest rates ranging from 6.51% to 17.31% per annum. At June 30, 2016, monthly payments under these leases aggregated to $16,000. The leases expire at various dates through 2020.

Future minimum lease payments under capital leases are as follows:

Years Ending December 31,
2016	$109,000
2017	213,000
2018	217,000
2019	169,000
2020	65,000
Total payments	773,000
Less: Amount representing interest	(132,000)
Present value of net minimum lease payments	641,000
Less: Current portion	(142,000)
Non-current portion	$499,000

7. Long-term Financing Obligation

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

In connection with the financing obligation, the Company issued an aggregate of 400,000 warrants to purchase its common stock at $1.20 per share for five years. The 400,000 warrants were valued at $752,000 and reflected as a debt discount, using the Black Scholes Merton option pricing model. The following assumptions were utilized in valuing the 400,000 warrants: strike price of $2.10 to $2.25; term of 5 years; volatility of 91.36% to 110.9%; expected dividends of 0%; and discount rate of 2.15% to 2.20%. The 400,000 warrants were recorded as valuation discount and are being amortized over 15 years, the term of the purchase option.

Effective October 1, 2014, the Company executed Amendment #1 to the Long-term Financing Obligation. In exchange for a release from the $150,000 personal guarantee by the principal shareholder and Chief Executive Office, and a release of the brewery equipment which was collateral for the lease agreement, the Company issued 200,000 warrants to purchase its common stock for $5.60 per share with a term of five years. The 200,000 warrants were valued at $584,000 using the Black Scholes Merton option pricing model and were recorded as a valuation discount. The following assumptions were made in valuing the 200,000 warrants; term of 5 years, volatility of 59.53%, expected dividends of 0% and discount rate of 1.25%. The warrants value of $584,000 is being amortized over the remaining term of the purchase option. Amortization of valuation discount was $55,000 and $41,000 during the six months ended June 30, 2016 and 2015.

Long term financing obligation is comprised of the following as of:

	June 30, 2016	December 31, 2015
Financing obligation	$2,463,000	2,538,000
Valuation discount	(880,000)	(935,000)
	1,583,000	1,603,000
Less current portion	(175,000)	(160,000)
Long term financing obligation	$1,408,000	1,443,000

8. Stockholders’ Equity

Common Stock

On June 2, 2016, the Company entered into a securities purchase agreement with institutional investors in a private financing transaction for the issuance and sale of 692,412 shares of the Company’s common stock and warrants to purchase 346,206 shares of common stock. The net proceeds to the Company from the offering were $2,122,000 after deducting underwriting discounts, commissions and offering expenses. The Warrants have an exercise price of $4.25 per share and a term of 5 years.

During the six months ended June 30, 2016, the Company sold 30,000 shares of its common stock to certain officers of the Company at $3.90 per share with total proceeds of $117,000.

Stock Options

Stock options granted under our equity incentive plans generally vest over 3 years from the date of grant, at 33% per year or over 4 years at 25% per year and expire 5 years from the date of grant. The following table summarizes stock option activity for the six months ended June 30, 2016:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	980,000	4.54	3.10
Granted	2,500	2.50	5.00
Exercised	(15,000)	2.43
Forfeited or expired	0
Outstanding at June 30, 2016	967,500	4.54	2.93	92,000
Exercisable at June 30, 2016	547,501	4.37	2.32	92,000

During the six months ended June 30, 2016, the Company granted options to purchase 2,500 shares at $2.50 for consulting services.

The aggregate intrinsic value was calculated as the difference between the closing market price, which was $2.47, and the exercise price of the Company’s stock options as of June 30, 2016. Stock-based compensation recognized on the Company’s statement of operations for the six months ended June 30, 2016 and 2015 was $302,000 and $446,000, respectively and is included in the selling and marketing and general and administrative expenses in the accompanying statements of operations. During the six months ended June 30, 2016, the Company issued 7,211 shares of the Company’s common stock upon exercise of 15,000 stock options on a cashless basis.

Stock Warrants

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	341,261	3.74	3.87
Granted	478,909	4.19	4.98
Exercised	(16,260)	2.77
Forfeited or expired	(1)
Outstanding at June 30, 2016	803,909	5.18	4.53	0
Exercisable at June 30, 2016	743,909	5.60	3.25	0

The intrinsic value was calculated as the difference between the closing market price, which was $2.47 and the exercise price of the Company’s warrants common stock, as of June 30, 2016. There was no intrinsic value for warrants outstanding as of June 30, 2016, based on the fair value of the Company’s common stock on June 30, 2016.

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

Overview

The results for our second quarter of 2016 reflect our operations continuing to meet demand, margins improving and significant cost containment. Our Reed’s Ginger Brew and Virgils’ craft soda products gross sales grew sequentially in the second quarter over the first quarter by 3.6% and 17.1% respectively. Our other Reed’s brands grew 61.3% in gross sales during the quarter driven by our Butterscotch Beer craft soda that sequentially more than doubled versus first quarter gross sales.

Private label sales volume grew 33.0% percent sequentially or year over year driven in part by the liquidation of discontinued SKU’s. These discounts negatively impacted total gross margins by 1.9% during the second quarter.

We have included below detailed information on our products from a sales perspective that is based on year over year results with the associated cost of goods sold and production. The year over year comparison reflects the impact of the supply chain disruption last year. The information is presented in an industry standard of eight ounce serving equivalents for ease of comparison.

We continue to work on upgrading our Los Angeles plant facility with the goal of increasing its capacity. We believe that this will result in savings on transportation as well as other benefits that include quicker delivery of our products, particularly to our west coast customers. Our capital equipment outlay in the second quarter was $1,444,000 as additional line equipment was procured for installation. The Idle Plant cost increased by $10,000 over the same quarter last year while we begin installation of the new equipment.

Driven by cost containment initiatives overall expenses decreased 28.6% or $1,184,000 during the second quarter and resulted in savings in each individual category. Delivery expenses decreased 25.5%, Selling expenses decreased 28.5% and General and Administrative expenses decreased 32.0% versus the prior year second quarter. Interest expense grew 116% or $223,000 during the quarter versus the prior year second quarter and reflects the additional borrowing incurred as a direct result of the supply chain disruption.

Primarily due to gross margin improvement and expense management the operating loss realized in the second quarter decreased $146,000 versus the same quarter in the prior year. Total operating loss for the second quarter 2016 was $347,000.

Results of Operations

The following table sets forth-key statistics for the three months ended June 30, 2016 and 2015, respectively.

	Three Months Ended June 30,		Pct.
	2016	2015	Change
Gross sales, net of discounts & returns *	$11,835,000	$13,173,000	-10.2%
Less: Promotional and other allowances**	843,000	995,000	-15.3%
Net sales	10,992,000	12,178,000	-9.7%

Cost of tangible goods sold
As a percentage of:	7,706,000	7,864,000	-2.0%
Gross sales	65.1%	59.7%
Net sales	70.1%	64.6%
Cost of goods sold - idle capacity	684,000	674,000	1.5%
As a percentage of net sales	6.2%	5.5%

Gross profit	2,602,000	3,640,000	-28.5%
Gross profit margin as a percentage of net sales	23.7%	29.9%

Expenses
Delivery and handling	1,064,000	1,429,000	-25.5%
Selling and marketing	954,000	1,335,000	-28.5%
General and administrative	931,000	1,369,000	-32.0%
Total operating expenses	2,949,000	4,133,000	-28.6%

Loss from operations	(347,000)	(493,000)	-29.6%
Interest Expense	(416,000)	(193,000)	115.5%
Net loss	$(763,000)	$(686,000)	11.2%

Shares outstanding	13,908,247	13,117,573	6.0%

Net loss per share	$(0.05)	$(0.05)

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

Three months ended June 30, 2016 Compared to three months ended June 30, 2015

	Three months ended June 30
	8 Ounce Volume			8 Ounce Gross Sales Revenue
	2016	2015	Change	2016	2015	Change
Gross Sales
Reeds Beverages	474,252	547,155	-13.3%	$5,448,000	$6,077,000	-10.4%
Virgils	326,310	347,472	-6.1%	3,944,000	4,176,000	-5.6%
Kombucha	17,927	45,791	-60.9%	475,000	1,201,000	-60.4%
All Other Reeds Beverages	48,587	34,209	42.0%	620,000	423,000	46.6%
Private Label	86,222	64,807	33.0%	773,000	521,000	48.4%
Reeds Candy				550,000	585,000	-6.0%
All Other Non-Beverages				25,000	190,000	-86.8%
Total Gross Sales	953,298	1,039,434	-8.3%	11,835,000	13,173,000	-10.2%
Sales Discounts Unallocated to Specific SKU’s*				(843,000)	(995,000)	-15.3%
Net Sales	953,298	1,039,434	-8.3%	$10,992,000	$12,178,000	-9.7%

Gross Sales per 8 ounce				$12.41	$12.67	-2.0%
Net Sales per 8 ounce				$11.53	$11.72	-1.6%

Cost of Goods Sold
Reeds Beverages	474,252	547,155	-13.3%	$3,567,000	$3,962,000	-10.0%
Virgils	326,310	347,472	-6.1%	2,460,000	2,288,000	7.5%
Kombucha	17,927	45,791	-60.9%	253,000	601,000	-57.9%
All Other Reeds Beverages	48,587	34,209	42.0%	375,000	221,000	69.7%
Private Label	86,222	64,807	33.0%	527,000	367,000	43.6%
Costs Unallocated to Specific SKU’s*				44,000	(86,000)	151.2%
Reeds Candy				392,000	422,000	-7.1%
All Other Non-Beverages				88,000	89,000	-1.1%
Cost of Goods Sold	953,298	1,039,434	-8.3%	$7,706,000	$7,864,000	-2.0%

Additional Cost of Goods Produced
Idle Plant				684,000	674,000	1.5%
Cost of Goods produced and Sold				$8,390,000	$8,538,000	-1.7%

Cost of Goods Sold per 8 ounce				$8.08	$7.57	6.8%
Cost of Goods Produced Per 8 ounce				$8.80	$8.21	7.1%

Gross Margin including Idle Plant				23.7%	29.9%	-6.2%

* Discounts and costs incurred that do not relate to specific SKU's

Sales

Second quarter gross sales decreased in 2016 to $11,835,000 from $13,173,000 during the same three month period in 2015. On an 8-ounce serving basis, gross sales decreased $0.26 per 8 ounce serving or 2.0% year over year. Both Reed’s Ginger Brew and Virgils’ brands were down versus the prior year period as retailers slowly replaced lost shelf space with available product, however, sequential sales of both core brands were up over the first quarter. Our other Reed’s brands sales increase was led by our Butterscotch Beer craft soda. Private label growth was driven by a higher percentage of craft soda over private label Kombucha. Reed’s Kombucha continues to be a focal point of opportunity.

Second quarter net sales decreased in 2016 to $10,992,000 from $12,178,000 in the same period in 2015. On an 8 ounce serving basis, net sales decreased $0.19 per 8 ounce serving or 1.6% year over year. The main driver of the decrease was decreased spending of $152,000 or 0.9% but on a lower sales volume of 8.3%. Candy gross sales began its recovery on a year over year basis late in the quarter from the California lawsuit regarding specific sourcing locations. Candy sales were down $35,000 over the same period in 2015. However, in the second quarter, the Company began shipping all candy SKU’s again and gross sales sequentially were up 32.8% over the prior quarter.

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

Second quarter cost of goods sold decreased in 2016 to $7,706,000 from $7,864,000 in the same period in 2015. On an 8 ounce serving basis, cost of goods sold increased $0.51 per 8 ounce serving or 6.8% year over year. The main driver of the increase in costs unallocated to specific SKUs is comprised activity in 2015 that was corrected in the first quarter of 2016 and higher raw material costs incurred for other Reeds’ brands.

Second quarter cost of goods produced decreased in 2016 to $8,390,000 from $8,538,000 in the same period in 2015. On an 8 ounce serving basis, cost of goods produced increased $0.59 per 8 ounce serving or 7.1% year over year. The main driver of the increase is the costs unallocated to specific SKUs in the cost of goods sold discussed earlier and plant labor costs.

Gross Margin

Second quarter gross margin declined to 23.7% from 29.9% as discounts lowered net revenue on an 8 ounce serving combined with higher costs on an 8 ounce serving that lowered margin $0.77 per 8 ounce serving or a decrease of 6.2%. The reduction was due to lower margins on discontinued private label of 1.7%, lower selling prices of core beverages of 0.5% (mix driven by less Kombucha and more craft soda), higher production costs (labor) on core beverages of 1.7% and by higher production costs (ingredients) on non-beverage related items of 0.3%.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling costs decreased by 25.5% to $1,064,000 in the three months ended June 30, 2016 compared to $1,429,000 over the same period in 2015. The decrease is due to lower sales volume of 8.3% and rate and utilization mix reductions of 17.2%. As a percentage of net sales, the decrease to 9.7% for the three months of 2016 is comparable to historic rates.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs decreased by 28.5% to $954,000 in the three months ended June 30, 2016 compared to $1,335,000 over the same period in 2015 or $381,000. This decrease over last year is primarily due to reductions in compensation related expenses of $173,000; $88,000 in trade shows, advertising and public relations; $106,000 in travel related expenses and $14,000 in sales operations.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative costs decreased by 32% to $931,000 in the three months ended June 30, 2016 compared to $1,369,000 over the same period in 2015 or $438,000. This decrease over last year is primarily due to reductions in compensation related expenses of $326,000 (stock option), net bad debt activity of $73,000 and general and administrative operations of $12,000. These decreases were partially offset by increases in consulting and legal costs of $35,000.

Loss from Operations

The loss from operations decreased by $146,000 in the three months ended June 30, 2016 as compared to a loss of $493,000 in the same period of 2015. The loss was comprised of the decrease in net sales of $1,186,000 partially offset by lower cost of goods sold of $148,000 and lower expenses of $1,184,000 as discussed above in detail.

Interest Expense

Interest expense and bank related charges increased $223,000 to $416,000 in the three months ended June 30, 2016, compared to expenses of $193,000 in the same period of 2015. The increase is primarily due to increased borrowing on our revolving line of credit, an additional term loan, a new capital expansion loan and higher rates from new terms negotiated in 2015.

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

MODIFIED EBITDA SCHEDULE

	Three Months Ended June 30,
	2016	2015
Net loss	$(763,000)	$(686,000)

Modified EBITDA adjustments:
Depreciation and amortization	219,000	240,000
Interest expense	416,000	193,000
Stock option compensation	133,000	347,000
Total EBITDA adjustments	768,000	780,000

Modified EBITDA	$5,000	$94,000

The $89,000 decrease in modified EBITDA for the three months resulted from the decreases in the EBITDA adjustments totaling $12,000 for the quarter ended June 30, 2016 plus the $77,000 increase in the net loss. The $21,000 decrease in depreciation and amortization was due to the raised asset base less retirements of older equipment, the increase in interest expense of $223,000 was due to the increased loan balances. Stock option compensation decrease was due to only 2,500 shares being granted in the three months ended June 30, 2016 and the non-recurrence of immediate vesting for key employees.

Results of Operations

The following table sets forth key statistics for the six months ended June 30, 2016 and 2015, respectively.

	Six Months Ended June 30,		Pct.
	2016	2015	Change
Gross sales, net of discounts & returns *	$22,612,000	$23,675,000	-4.5%
Less: Promotional and other allowances**	1,617,000	1,674,000	-3.4%
Net sales	20,996,000	22,850,000	-8.1%

Cost of tangible goods sold
As a percentage of:	15,547,000	14,608,000	6.4%
Gross sales	68.8%	61.7%
Net sales	74.0%	63.9%
Cost of goods sold - idle capacity	954,000	1,342,000	-28.9%
As a percentage of net sales	4.5%	5.9%

Gross profit	4,495,000	6,900,000	-34.9%
Gross profit margin as a percentage of net sales	21.4%	30.2%

Expenses
Delivery and handling	1,913,000	2,597,000	-26.3%
Selling and marketing	1,995,000	2,528,000	-21.1%
General and administrative	2,136,000	2,338,000	-8.6%
Total operating expenses	6,044,000	7,463,000	-19.0%

Loss from operations	(1,549,000)	(563,000)	175.1%
Interest Expense	(794,000)	(394,000)	101.5%
Net loss	$(2,343,000)	$(957,000)	144.8%

Shares outstanding	13,908,247	13,117,573	6.0%
Loss per share	$(0.17)	$(0.07)

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

Six months ended June 30, 2016 Compared to Six months ended June 30, 2015

Metrics

	Six months ended June 30
	8 Ounce Volume			8 Ounce Gross Sales Revenue
	2016	2015	Change	2016	2015	Change
Gross Sales
Reeds Beverages	936,140	985,794	-5.0%	$10,705,000	$11,060,000	-3.2%
Virgils	609,242	665,027	-8.4%	7,311,000	7,945,000	-8.0%
Kombucha	40,878	82,779	-50.6%	1,077,000	2,164,000	-50.2%
All Other Reeds Beverages	79,458	72,321	9.9%	1,005,000	899,000	11.8%
Private Label	138,029	139,431	-1.0%	1,502,000	1,234,000	21.7%
Reeds Candy				964,000	1,134,000	-15.0%
All Other Non-Beverages				49,000	88,000	-44.3%
Total ,Gross Sales	1,803,747	1,945,352	-7.3%	22,613,000	24,524,000	-7.8%
Sales Discounts Unallocated to Specific SKU’s*				(1,617,000)	(1,674,000)	-3.4%
Net Sales	1,803,747	1,945,352	-7.3%	$20,996,000	$22,850,000	-8.1%

Gross Sales per 8 ounce				$12.54	$12.61	-0.6%
Net Sales per 8 ounce				$11.64	$11.75	-0.9%

Cost of Goods Sold
Reeds Beverages	936,140	985,794	-5.0%	7,030,000	$7,220,000	-2.6%
Virgils	609,242	665,027	-8.4%	4,618,000	4,367,000	5.7%
Kombucha	40,878	82,779	-50.6%	560,000	1,089,000	-48.6%
All Other Reeds Beverages	79,458	72,321	9.9%	647,000	475,000	36.2%
Private Label	138,029	139,431	-1.0%	1,053,000	750,000	40.4%
Costs Unallocated to Specific SKU’s*				743,000	(233,000)	418.9%
Reeds Candy				710,000	763,000	-6.9%
All Other Non-Beverages				186,000	177,000	5.1%
Cost of Goods Sold	1,803,747	1,945,352	-7.3%	15,547,000	$14,608,000	6.4%

Additional Cost of Goods Produced
Idle Plant				954,000	1,342,000	-28.9%
Cost of Goods produced and Sold				$16,501,000	$15,950,000	3.5%

Cost of Goods Sold per 8 ounce				$8.62	$7.51	14.8%
Cost of Goods Produced Per 8 ounce				$9.15	$8.20	11.6%

Gross Margin including Idle Plant				21.4%	30.2%	-8.8%

* Discounts and costs incurred that do not relate to specific SKU's

Sales

Gross sales decreased in 2016 to $22,613,000 from $24,524,000 for the same six-month period in 2015. On an 8 ounce serving basis, gross sales decreased $0.07 per 8 ounce serving or 0.6% year over year. The main driver of the decrease was a 50.2% decrease in Reeds’ Kombucha. Sequentially or period over period, gross sales were up for ginger based products 3.2%, variety 61.3%, Virgils 17.1%, and private label 10.9%. Overall, sequential gross sales were up 9.8%

Net sales decreased in 2016 to $20,996,000 from $22,850,000 in the same six-month period in 2015. On an 8 ounce serving basis, net sales decreased $0.11 per 8 ounce serving or 0.9% year over year. The main driver of the decrease was decreased spending of $57,000 or 3.4% on a lower sales volume of 7.8%. Candy gross sales continued to be negatively impacted by the California lawsuit regarding specific resourcing locations on a year over year basis. Candy sales were down $170,000 over the same period in 2015. However in the second quarter, the Company began shipping all candy SKU’s again and gross sales sequentially were up 32.8% over the prior quarter.

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

Cost of goods sold increased in 2016 to $15,547,000 from $14,608,000 in the same six month period in 2015. On an 8 ounce serving basis, cost of goods sold increased $1.12 per 8 ounce serving or 14.9% year over year. The main driver of an increase in costs unallocated to specific SKUs comprised primarily of inventory adjustments in the first quarter of $743,000.

Cost of goods produced increased in 2016 to $16,501,000 from $15,950,000 in the same six month period in 2015. On an 8 ounce serving basis, cost of goods sold increased $0.95 per 8 ounce serving or 11.6% year over year. The main driver of the increase is the costs unallocated to specific SKUs in the cost of goods sold discussed earlier. The increase was partially offset by an improvement in LA Plant Idle Plant costs. Idle Plant costs decreased to $942,000 from $1,342,000 over the same period in 2015.

Gross Margin

Gross margin declined to 21.4% from 30.2% in the same six-month period as discounts unallocated to specific SKU’s in sales decreased to $1,617,000 from $1,674,000 or $57,000 on a lower volume base. In addition, costs unallocated to specific SKU’s in production also increased in the first six months to $743,000 from ($233,000) or $976,000 from the same time frame in the previous year. Removing the unallocated SKU’s costs that are now allocated, the resulting margins are 24.9% and 29.2% or a decrease of 4.2% for the first six months of 2016 over the same time frame in the previous year.

The decrease in the gross margin of 4.2% is due to lower margins on discontinued private label of 1.7%, lower selling prices of core beverages of 0.5%, higher production costs on core beverages 1.7% and by lower margins on non-beverage related items of 0.3%.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling costs decreased by 26.3% to $1,913,000 in the six months ended June 30, 2016 compared to $2,597,000 over the same period in 2015. The decrease is due to lower sales volume of 7.3% and a rate and utilization mix reductions of 2.3%. As percentage of net sales, the decrease to 9.1% for the six months of 2016 is comparable to historic rates.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs decreased by 21.1% to $1,995,000 in the six months ended June 30, 2016 compared to $2,528,000 over the same period in 2015 or $533,000. This decrease over last year is primarily due to reductions in compensation related expenses of $164,000; $156,000 in trade shows, advertising and public relations; $102,000 in travel related expenses; $45,000 in sales operations and $33,000 in commissions.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative costs decreased by 8.6% to $2,136,000 in the six months ended June 30, 2016 compared to $2,338,000 over the same period in 2015 or $202,000. This decrease over last year is primarily due to reductions in compensation related expenses of $247,000, bad debt of $88,000 and general and administrative operations of $13,000. These decreases were offset in increases in consulting and legal costs of $32,000, warrant amortization of $62,000 and legal settlement of $78,000.

Loss from Operations

The loss from operations was $1,549,000 in the six months ended June 30, 2016 as compared to a loss of $563,000 in the same period of 2015. The loss was comprised of decreases in net sales of $1,854,000, cost of goods sold increases of $939,000 that were partially offset by lower idle plant costs of $388,000 and lower expenses of $1,304,000 as discussed above in detail.

Interest Expense

Interest expense and bank related charges increased $400,000 to $794,000 in the six months ended June 30, 2016, compared to expenses of $394,000 in the same period of 2015. The increase is primarily due to increased borrowing on our revolving line of credit, an additional term loan and new capital expansion loan.

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

MODIFIED EBITDA SCHEDULE

	Six Months Ended June 30,
	2016	2015
Net loss	$(2,343,000)	$(957,000)

Modified EBITDA adjustments:
Depreciation and amortization	477,000	453,000
Interest expense	794,000	394,000
Stock option compensation	302,000	560,000
Total EBITDA adjustments	1,573,000	1,407,000

Modified EBITDA	$(770,000)	$450,000

The $1,220,000 decrease in modified EBITDA for the six months resulted from increases in EBITDA adjustments totaling $166,000 for the period ended June 30, 2016 plus the $1,386,000 increase in the net loss. The $24,000 increase in depreciation and amortization was due to the raised asset base, the increase in interest expense of $400,000 was due to the increased loan balances. Stock option compensation decreased due to less option grants of 2,500 in the six months ended June 30, 2016 as compared to 538,000 options granted in the six months ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2016, we had stockholders equity of $1,082,000 and working capital of $1,216,000 compared to stockholders equity of $785,000 and working capital of $730,000 at December 31, 2015. This was a direct result from an equity transaction completed in the quarter and the extension of the loan maturity dates.

On June 2, 2016, the Company entered into a securities purchase agreement with institutional investors in a private financing transaction for the issuance and sale of 692,412 shares of the Company’s common stock and warrants to purchase 346,206 shares of common stock. The net proceeds to the Company from the offering were $2,122,000 after deducting underwriting discounts, commissions and offering expenses. Additionally, senior management purchased 30,000 shares of its common stock at $3.90 per share with total proceeds of $117,000.

Our cash and cash equivalents at June 30, 2016 decreased by $847,000 to $969,000 compared to $1,816,000 at December 31, 2015. Net cash used in operations increased by $2,260,000 to $4,104,000 over the same six months in the previous year. This was the result of an increase in payments to vendors $3,429,000. Net cash used in investing activities was $78,000 for the six months ended June 30, 2016. During the quarter, the Company successfully completed an equity transaction that raised net proceeds of $2,239,000 to provide the working capital to pay the vendors. (See Note 8)

In conjunction with the additional capital from equity sources, PMC agreed to extend the loan maturity dates for all loans to October 1, 2017 directly providing the additional working capital increase of $486,000.

We believe that the Company currently has the necessary working capital to support existing operations through the end of this year. Consistent with past refinancing practices regarding the Line of Credit, the Company believes that we will be successful in renewing the Line of Credit for another time frame similar to the past for a two year time frame. There are no assurances that this refinancing will be completed. Our primary capital source will be positive cash flow from operations. If our sales goals do not materialize as planned, we believe that the Company can reduce its operating costs and can be managed to maintain positive cash flow from operations. Historically, we have financed our operations primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution and cash generated from operations.

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

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. During the quarter, equipment currently in use was identified that will be retired before the end of their useful life as the LA Plant nears completion. An impairment was recognized for $261,000 which be settled upon completion of the LA Plant.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, the Company sold 30,000 shares of its restricted common stock to certain officers of the Company at $3.90 per share with total proceeds of $117,000.

The Company did not issue or sell any other unregistered equity securities during the period covered by this report that were not previously reported on a Current Report on Form 8-K.

The foregoing issuances of securities were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”) for transactions of an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

4.1	Form of Warrant issued to investors dated June 2, 2016 (Incorporated by reference to Exhibit 4.1 to Reed’s Inc.’s Current Report on Form 8K/A, as filed June 2, 2016)

4.2	Placement Agent Warrant issued to Maxim Group LLC dated June 2, 2016 (Incorporated by reference to Exhibit 4.2 to Reed’s Inc.’s Current Report on Form 8K/A, as filed June 2, 2016)

10.1	Placement Agent Agreement by and between Maxim Group LLC and Reed’s Inc. dated May 26, 2016 (Incorporated by reference to Exhibit 10.1 to Reed’s Inc.’s Current Report on Form 8K/A, as filed June 2, 2016)

10.2	Securities Purchase Agreement by and between Reed’s Inc. and purchasers signatory thereto dated May 26, 2016 (Incorporated by reference to Exhibit 10.2 to Reed’s Inc.’s Current Report on Form 8K/A, as filed June 2, 2016)

10.3	Registration Rights Agreement by and between Reed’s Inc. and purchasers signatory thereto dated May 26, 2016 (Incorporated by reference to Exhibit 10.3 to Reed’s Inc.’s Current Report on Form 8K/A, as filed June 2, 2016)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

Reed’s, Inc. (Registrant)

Date: August 4, 2016	/s/ Christopher J. Reed
Christopher J. Reed
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2016	/s/ Daniel V. Miles
Daniel V. Miles
Chief Financial Officer
(Principal Financial Officer)

