Form 10-Q
period 2016-09-30
REED'S, INC.
filed 2016-10-20
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 13,908,247 shares of Common Stock outstanding as of September 30, 2016.

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

2

3

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S, INC.

CONDENSED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$1,947,000	$1,816,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $256,000 and $356,000, respectively	3,055,000	2,894,000
Inventory, net of reserve for obsolescence of $50,000 and $290,000, respectively	7,805,000	7,927,000
Prepaid inventory	115,000	47,000
Prepaid and other current assets	695,000	769,000
Total Current Assets	13,617,000	13,453,000

Property and equipment, net of accumulated depreciation of $4,719,000 and $4,216,000, respectively	6,844,000	5,369,000
Brand names	1,029,000	1,029,000
Total assets	$21,490,000	$19,851,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,157,000	$7,458,000
Accrued expenses	220,000	168,000
Line of credit, net of discount of $4,000 and $0, respectively	4,901,000	4,443,000
Current portion of long term financing obligations	182,000	160,000
Current portion of capital leases payable	179,000	153,000
Current portion of capital expansion loan	704,000	341,000
Total current liabilities	13,343,000	12,723,000

Other Long Term Liabilities	130,000	-
Long term financing obligation, less current portion, net of discount of $852,000 and $953,000, respectively	1,387,000	1,443,000
Capital leases payable, less current portion	419,000	490,000
Capital expansion loan, less current portion	2,318,000	1,542,000
Term loan, net of discount $79,000 and $132,000	2,921,000	2,868,000
Total Liabilities	20,518,000	19,066,000

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94,000	94,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 13,908,846 and 13,160,860 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	30,182,000	27,399,000
Accumulated deficit	(29,305,000)	(26,709,000)
Total stockholders’ equity	972,000	785,000
Total liabilities and stockholders’ equity	$21,490,000	$19,851,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Three months ended		Nine months ended
	2016	2015	2016	2015
Net Sales	$12,329,000	$10,713,000	$33,326,000	$33,561,000
Cost of goods sold	9,443,000	9,153,000	25,945,000	25,104,000
Gross profit	2,886,000	1,560,000	7,381,000	8,457,000

Operating expenses:
Delivery and handling expenses	901,000	1,354,000	2,815,000	3,952,000
Selling and marketing expense	918,000	1,242,000	2,911,000	3,770,000
General and administrative expense	871,000	1,108,000	3,007,000	3,332,000
Total operating expenses	2,690,000	3,704,000	8,733,000	11,054,000

Income (Loss) from operations	196,000	(2,144,000)	(1,352,000)	(2,597,000)
Interest expense	(415,000)	(321,000)	(1,239,000)	(826,000)
Net loss	(219,000)	(2,465,000)	(2,591,000)	(3,423,000)

Preferred Stock Dividends	-	-	(5,000)	(5,000)
Net loss attributable to common stockholders	$(219,000)	$(2,465,000)	$(2,596,000)	$(3,428,000)

Loss per share – basic and diluted	$(0.02)	$(0.19)	$(0.19)	$(0.26)
Weighted average number of shares outstanding – basic and diluted	13,908,247	13,133,424	13,504,223	13,102,614

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2016
(Unaudited)

					Additional		Total
	Common Stock		Preferred Stock		Paid In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2016	13,160,860	$1,000	9,411	$94,000	27,399,000	(26,709,000)	785,000
Common shares issued upon exercise of warrants	16,260				45,000		45,000
Common shares issued upon exercise of options	7,211				-		-
Fair value of vested options					449,000		449,000
Common shares issued upon sale of securities	722,412				2,230,000		2,230,000
Fair value of warrants issued as debt discount					54,000		54,000
Common Stock paid for Series A Preferred Stock Dividend	1,504				5,000	(5,000)	-
Net loss						(2,591,000)	(2,591,000)
Balance September 30, 2016	13,908,247	$1,000	9,411	$94,000	$30,182,000	$(29,305,000)	$972,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,591,000)	$(3,423,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	689,000	683,000
Fair value of vested stock options	449,000	715,000
(Decrease) increase in allowance for doubtful accounts	(100,000)	163,000
Changes in assets and liabilities:
Accounts receivable	(61,000)	(1,090,000)
Inventory	122,000	(1,594,000)
Prepaid Inventory	(68,000)	597,000
Prepaid expenses and other current assets	74,000	66,000
Accounts payable	(301,000)	1,816,000
Accrued expenses	182,000	21,000
Net cash used in operating activities	(1,605,000)	(2,046,000)
Cash flows from investing activities:
Purchase of property and equipment	(585,000)	(415,000)
Net cash used in investing activities	(585,000)	(415,000)
Cash flows from financing activities:
Proceeds from sale of common stock	2,230,000	-
Proceeds from short term borrowing	-	1,500,000
Proceeds from stock option and warrant exercises	45,000	74,000
Principal repayments on long term financial obligation	(117,000)	(97,000)
Principal repayments on capital lease obligation	(131,000)	(91,000)
Net draw down on line of credit	462,000	1,319,000
Payments on capital expansion loan	(168,000)	-
Net cash provided by financing activities	2,321,000	2,705,000
Net Increase in cash	131,000	244,000
Cash at beginning of period	1,816,000	959,000
Cash at end of period	$1,947,000	$1,203,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$843,000	$826,000
Non Cash Investing and Financing Activities
Property and equipment acquired through capital expansion loan	$1,307,000	$910,000
Property and equipment acquired through capital lease obligations	86,000	-
Other current assets acquired through capital expansion loan	-	250,000
Fair value of warrants granted as debt discount	54,000	-
Dividends payable in common stock	5,000	5,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2016 and 2015

(Unaudited)

1. Basis of Presentation and Liquidity

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reed’s, Inc. (the “Company”), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2016 and the results of operations and cash flows for the nine months ended September 30, 2016 and 2015. The balance sheet as of December 31, 2015 is derived from the Company’s audited financial statements.

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

The results of operations for the Nine Months Ended September 30, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2016.

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

Liquidity

As of September 30, 2016, we had stockholders equity of $972,000 and working capital of $274,000 compared to stockholders equity of $785,000 and working capital of $730,000 at December 31, 2015.

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

2. Significant Accounting Policies

Income (loss) per common share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive. For the three and nine months ended September 30, 2016 and 2015, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

The Company had potentially dilutive securities that consisted of:

	September 30, 2016	September 30, 2015

Warrants	803,909	216,261
Series A Preferred Stock	37,644	37,644
Options	952,000	990,000
Total	1,793,553	1,243,905

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

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of $250,000 during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the Company had two customers that accounted for 24% and 13% of sales. During the nine months ended September 30, 2015, the Company had two customers that accounted for 29% and 12% of sales respectively. No other customer accounted for more than 10% of sales in either period. During the three months ended September 30, 2016 and 2015, the Company had two customers that accounted for 22% and 19% of sales in 2016, and two customers that accounted for 24% and 9% of sales in 2015, respectively. No other customers accounted for more than 10% of sales in either period.

As of September 30, 2016, the Company had accounts receivable due from two customers who comprised 29% and 11% of its total accounts receivable and as of December 31, 2015 the Company had accounts receivable due from two customers who comprised 24% and 12% of its total accounts receivable. No other customer accounted for more than 10% of accounts receivable in the periods.

During the Nine Months Ended September 30, 2016, the Company had one vendor who accounted for 24% of all purchases and in the Nine Months Ended September 30, 2015, one vendor accounted for 26% of all purchases. No other vendor accounted for more than 10% of all purchases in either period. As of September 30, 2016, the Company had one vendor, which accounted for 21% of total accounts payable and as of December 31, 2015, the Company had two vendors, which accounted for 11% and 10% of total accounts payable.

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

The Company had no such assets or liabilities recorded to be valued on the basis above at September 30, 2016 or December 31, 2015.

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

3. Inventory

Inventory is valued at the lower of cost (first-in, first-out or market) and, net of reserves, is comprised of the following as of:

	September 30, 2016	December 31, 2015
Raw Materials and packaging	$4,311,000	$4,364,000
Finished Goods	3,494,000	3,563,000
	$7,805,000	$7,927,000

4. Property and Equipment

Property and equipment are comprised of the following as of:

	September 30, 2016	December 31, 2015
Land	$1,107,000	$1,107,000
Building	1,875,000	1,875,000
Vehicles	600,000	500,000
Machinery and equipment	3,695,000	3,800,000
Equipment under capital leases	226,000	857,000
Office equipment	476,000	469,000
Construction in Progress	3,584,000	977,000
	11,563,000	9,585,000
Accumulated depreciation	(4,719,000)	(4,216,000)
	$6,844,000	$5,369,000

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $503,000 and $615,000 respectively.

5. Notes Payable

Line of Credit

	September 30, 2016	December 31, 2015

Line of credit	$4,905,000	$4,443,000
Valuation discount	(4,000)	-
Net	$4,901,000	$4,443,000

On November 9, 2011, the Company entered into a Loan and Security Agreement with PMC Financial Services Group, LLC (PMC), which was amended and extended for two years on December 5, 2014, that provides a $6,000,000 revolving line of credit. The Amended Agreement extends and amends the Revolving Loan and Term Loan (see discussion below) and adds a new Capital Expansion Loan (the “Capex Loan”) (see discussion below). At September 30, 2016 and December 31, 2015, the aggregate amount outstanding under the line of credit was $4,905,000 and $4,443,000 respectively.

The revolving line of credit is based on 85% of accounts receivable and 60% of eligible inventory and is secured by substantially all of the Company’s assets. The interest rate on the Revolving Loan was the prime rate plus .35% (9% at September 30, 2016). However, the interest rate has been adjusted as described below in term loans. The monthly management fee is .45% of the average monthly loan balance. As of September 30, 2016, the Company had a maximum borrowing availability of $946,000 under the line of credit agreement.

On April 25, 2016, the Company agreed with PMC to amend the definition of eligible inventory to include certain glass containers in exchange for 10,000 warrants. The total value of the line did not increase and the inclusion of the glass as defined under the amendment will expire December 31, 2016. In connection with the agreement, the Company granted PMC 10,000 warrants at an exercise price of $3.90 per share with a term of five years and six months. The 10,000 warrants were valued at $15,000 using the Black Scholes Merton option pricing model and were recorded as a valuation discount. The following assumptions were made in valuing the 10,000 warrants; term of 5.5 years, volatility of 56.35%, expected dividends of 0% and discount rate of 1.50%. The warrants value of $15,000 is being amortized over the 8 months of the length of the time for the change to the eligible inventory definition. During the six months ending September 30, 2016, $11,000 of valuation discount was amortized resulting in an unamortized balance of $4,000 at September 30, 2016.

On May 13, 2016, PMC agreed to an extension of the maturity date until October 1, 2017 for the line of credit that was to mature on December 5, 2016 as part of the restructuring of all debt at PMC. See discussion of the consideration given PMC below under term loans. All other terms for the line of credit remain the same.

Term Loans

The Company has the following term loans outstanding with PMC Financial Services Corporation;

	September 30, 2016	December 31, 2015

Term Loans	$3,000,000	$3,000,000
Valuation discount	(79,000)	(132,000)
Net	$2,921,000	$2,868,000

In connection with the Loan and Security Agreement with PMC, the Company entered into a Term Loan. The Term Loan was for $750,000, and was secured by all of the unencumbered assets of the Company. Effective December 5, 2014 the Term Loan’s outstanding principal balance was increased to $1,500,000 and the annual interest rate was revised to prime plus 5.75% (currently 9%) subject to adjustment as described below.

Effective September 1, 2015 the Company entered into an additional Term Loan with a principal balance of $1,500,000 at prime plus 11.60% (currently 14.85%) with PMC. As of September 30, 2016 and December 31, 2015, the aggregate amount under the Term Loans outstanding was $3,000,000.

The interest rate on the line of credit and Term Loans described above are subject to adjustment as follows:

The rate charge will be calculated on a sliding scale based on the trailing 6 month EBITDA. If the EBITDA measuring point stays below $1,000,000 where it is now, the rate will be 12%. If EBITDA rises to $1,500,000 then the rate will be reduced to 9%.

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

On November 9, 2015, the Company completed a restructuring of the Term Loans with PMC. The aggregated amount of the principal for affected term loans is $3,000,000. Under the new agreement, the maturity of both loans was to be due in lump sum on April 1, 2017 under the same rates and conditions as before. In connection with the agreement, the Company granted PMC 125,000 warrants at an exercise price of $4.50 per share with a term of five years and six months. The 125,000 warrants were valued at $141,000 using the Black Scholes Merton option pricing model and were recorded as a valuation discount. The following assumptions were made in valuing the 125,000 warrants; term of 5.5 years, volatility of 56.04%, expected dividends of 0% and discount rate of 0.68%. The warrants value of $141,000 is being amortized over the remainder of the term loans.

On May 13, 2016, the Company agreed with PMC to extend the loan maturity date to October 1, 2017 for all loans outstanding at PMC under the same rates and conditions as before. In connection with the agreement, the Company granted PMC 50,000 warrants at an exercise price of $4.50 per share with a term of five years and six months. The 50,000 warrants were valued at $38,000 using the Black Scholes Merton option pricing model and were recorded as a valuation discount. The following assumptions were made in valuing the 50,000 warrants; term of 5.5 years, volatility of 54.17%, expected dividends of 0% and discount rate of 1.49%. The warrants value of $38,000 is being amortized over the 16 months until the maturity date of all loans. During the nine months ended September 30, 2016, $91,000 of valuation discount was amortized resulting in an unamortized balance of $79,000 at September 30, 2016.

Capital Expansion (“CAPEX”) Loan

In connection with the loan and security agreement with PMC, the Company entered into a CAPEX loan in the aggregate outstanding amount not to exceed $3,000,000. The CAPEX loan will finance new asset purchases for modernization and improvement of the beverage bottling equipment in the Los Angeles plant. Interest only on the CAPEX loan shall be paid from time to time until the end of each fiscal quarter, at which time the principal amounts of each outstanding CAPEX loan will be aggregated and repaid in 48 equal monthly installments of principal plus accrued but unpaid interest beginning July 31, 2016, or if earlier, the revolver maturity of October 1, 2017. The maximum amount that can be borrowed under the CAPEX loan was increased to $3,210,000 on May 13, 2016. The interest rate on the CAPEX loan is the prime rate plus 5.75% (7% at September 30, 2016). At September 30, 2016 and December 31, 2015, the balance on the CAPEX loan balance was $3,022,000 and $1,883,000 respectively. On September 30, 2016, the loan funding closed and the Company began repayments in July, 2016.

In conjunction with this loan the Company has placed equipment with a cost of $341,000 at a co-packing facility to enable the co-packer to manufacture our products. Should the Company be unable to secure access to the equipment in the event of failure of the co-packer, the amount will become due and payable by the Company immediately.

The Company has the following capital expansion loan outstanding with PMC Financial Services Corporation;

	September 30, 2016	December 31, 2015

Capital expansion loan	$3,022,000	$1,883,000
Current portion	(704,000)	(341,000)
Long-term portion	$2,318,000	$1,542,000

6. Obligations under Capital Leases

The Company leases equipment for its brewery operations with an aggregate value of $943,000 under twelve non-cancelable capital leases. Most of the leases are personally guaranteed by the Company’s chief executive officer. Monthly payments range from $341 to $10,441 per month, including interest, at interest rates ranging from 6.51% to 17.31% per annum. At September 30, 2016, monthly payments under these leases aggregated to $16,000. The leases expire at various dates through 2020.

Future minimum lease payments under capital leases are as follows:

Years Ending December 31,
2016	$56,000
2017	213,000
2018	213,000
2019	174,000
2020	38,000
Total payments	694,000
Less: Amount representing interest	(96,000)
Present value of net minimum lease payments	598,000
Less: Current portion	(179,000)
Non-current portion	$419,000

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

Effective October 1, 2014, the Company executed Amendment #1 to the Long-term Financing Obligation. In exchange for a release from the $150,000 personal guarantee by the principal shareholder and Chief Executive Office, and a release of the brewery equipment which was collateral for the lease agreement, the Company issued 200,000 warrants to purchase its common stock for $5.60 per share with a term of five years. The 200,000 warrants were valued at $584,000 using the Black Scholes Merton option pricing model and were recorded as a valuation discount. The following assumptions were made in valuing the 200,000 warrants; term of 5 years, volatility of 59.53%, expected dividends of 0% and discount rate of 1.25%. The warrants value of $584,000 is being amortized over the remaining term of the purchase option. Amortization of valuation discount was $83,000 and $68,000 during the nine months ended September 30, 2016 and 2015.

Long term financing obligation is comprised of the following as of:

	September 30, 2016	December 31, 2015
Financing obligation	$2,421,000	2,538,000
Valuation discount	(852,000)	(935,000)
	1,569,000	1,603,000
Less current portion	(182,000)	(160,000)
Long term financing obligation	$1,387,000	1,443,000

8. Stockholders’ Equity

Common Stock

On June 2, 2016, the Company entered into a securities purchase agreement with institutional investors in a private financing transaction for the issuance and sale of 692,412 shares of the Company’s common stock and warrants to purchase 346,206 shares of common stock. The net proceeds to the Company from the offering were $2,113,000 after deducting underwriting discounts, commissions and offering expenses. The investor warrants have an exercise price of $4.25 per share and a term of 5 years. As per the terms of the offering, the placement agent received 72,703 warrants and a term of 5 years at an exercise price of $3.74.

During the nine months ended September 30, 2016, the Company sold 30,000 shares of its common stock to certain officers of the Company at $3.90 per share with total proceeds of $117,000.

Stock Options

Stock options granted under our equity incentive plans generally vest over 3 years from the date of grant, at 33% per year or over 4 years at 25% per year and expire 5 years from the date of grant. The following table summarizes stock option activity for the Nine Months Ended September 30, 2016:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	984,500	4.54	3.10
Granted	2,500	2.50	5.00
Exercised	(15,000)	2.43
Forfeited or expired	(20,000)	5.01
Outstanding at September 30, 2016	952,000	4.53	2.71	182,500
Exercisable at September 30, 2016	565,001	4.23	2.36	179,400

During the nine months ended September 30, 2016, the Company granted options to purchase 2,500 shares at $2.50 for consulting services with a fair value of $4,000. The fair value was calculated using a Black-Scholes option pricing model with the following assumptions: (i) volatility rate of 73%, (ii) discount rate between of 1.64%, (iii) zero expected dividend yield, and (iv) expected term of 5 years based upon the average of the term of the option and the vesting period.

The aggregate intrinsic value was calculated as the difference between the closing market price, which was $3.74, and the exercise price of the Company’s stock options as of September 30, 2016. Stock-based compensation recognized on the Company’s statement of operations for the nine months ended September 30, 2016 and 2015 was $449,000 and $715,000, respectively and is included in the selling and marketing and general and administrative expenses in the accompanying statements of operations.

During the nine months ended September 30, 2016, the Company issued 7,211 shares of the Company’s common stock upon exercise of 15,000 stock options on a cashless basis.

Stock Warrants

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	341,261	3.74	3.87
Granted	478,909	4.19	4.60
Exercised	(16,260)	2.77
Forfeited or expired	(1)
Outstanding at September 30, 2016	803,909	4.59	4.60
Exercisable at September 30, 2016	743,909	4.61	4.20

During the nine months ended September 30, 2016, 16,260 warrants were exercised into 16,260 shares of common stock for $45,000.

The intrinsic value was calculated as the difference between the closing market price, which was $3.74 and the exercise price of the Company’s warrants common stock, as of September 30, 2016. There was no intrinsic value for warrants outstanding as of September 30, 2016, based on the fair value of the Company’s common stock on September 30, 2016.

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

Overview

The results for our third quarter of 2016 reflect our operations continuing to meet demand, margins improving and significant cost containment. Our Reed’s craft soda products gross sales grew sequentially in the third quarter over the first quarter by 2.4% and was led by growth in our Butterscotch Beer craft soda that sequentially grew more than double versus second quarter which was double the first quarter gross sales. Butterscotch Beer has now reached $595,000 in gross sales for the latest quarter. Private label gross sales grew 230% percent sequentially or year over year driven by timing of shipments of a seasonal items and an increase in the order for the seasonal item.

We have included below detailed information on our products from a sales perspective that is based on year over year results with the associated cost of goods sold and production. The year over year comparison reflects the impact of the supply chain disruption last year. As a direct consequence of the third quarter 2015 interruption, sales volume grew in 2016 by 18.1% and net sales revenue is up 15.1%. The information is presented in an industry standard of eight ounce serving equivalents for ease of comparison.

We continue to work on upgrading our Los Angeles plant facility with the goal of increasing its capacity. We believe that this will result in savings on transportation as well as other benefits that include quicker delivery of our products, particularly to our west coast customers. Our capital equipment outlay in the third quarter was $753,000 as additional line equipment was procured for installation. The Idle Plant cost decreased $601,000 over the same period last year while we continued at full capacity in anticipation of the fourth quarter shut down of the line for a two to three week installation of the purchased equipment.

Driven by cost containment initiatives overall expenses decreased 27.4% or $1,014,000 during the third quarter when compared to the same time period in 2015. Savings were realized in each individual category. Delivery expenses decreased 33.5%, Selling expenses decreased 26.1% and General and Administrative expenses decreased 21.4% versus the prior year third quarter. Interest expense grew 29.3% or $94,000 during the quarter versus the prior year third quarter and reflects the additional borrowing incurred as a direct result of the supply chain disruption.

Due to these sales volume, gross margin, and cost containment improvements discussed above, the company had an operating income of $196,000 in the third quarter versus a loss $2,144,00 the same quarter in the prior year. The net improvement is $2,340,000.

Results of Operations

The following table sets forth-key statistics for the three months ended September 30, 2016 and 2015, respectively.

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

Three months ended September 30, 2016 Compared to three months ended September 30, 2015

	Three months ended September 30
	8 Ounce Volume			8 Ounce Gross Sales Revenue
Gross Sales	2016	2015	Change	2016	2015	Change
Reeds Beverages	484,379	425,346	13.9%	$5,580,000	$4,877,000	14.4%
Virgils	321,744	282,105	14.1%	3,884,000	3,432,000	13.2%
Kombucha	12,549	26,720	-53.0%	328,000	697,000	-52.9%
All Other Reeds Beverages	63,745	37,553	69.7%	785,000	468,000	67.7%
Private Label	173,086	122,121	41.7%	2,549,000	1,877,000	35.8%
Reeds Candy				379,000	574,000	-34.0%
All Other Non-Beverages				24,000	58,000	-58.6%
Total Gross Sales	1,055,503	893,845	18.1%	13,529,000	11,983,000	12.9%
Sales Discounts Unallocated to Specific SKU’s*				(1,200,000)	(1,270,000)	-5.5%
Net Sales	1,055,503	893,845	18.1%	$12,329,000	$10,713,000	15.1%

Gross Sales per 8 ounce				$12.82	$13.41	-4.4%
Net Sales per 8 ounce				$11.68	$11.99	-2.5%

Cost of Goods Sold
Reeds Beverages	484,379	425,346	13.9%	$3,710,000	$2,151,000	72.5%
Virgils	321,744	282,105	14.1%	2,343,000	1,841,000	27.3%
Kombucha	12,549	26,720	-53.0%	173,000	362,000	-52.2%
All Other Reeds Beverages	63,745	37,553	69.7%	486,000	266,000	82.7%
Private Label	173,086	122,121	41.7%	1,668,000	1,291,000	29.2%
Costs Unallocated to Specific SKU’s*				499,000	2,387,000	79.1%
Reeds Candy				292,000	381,000	-23.4%
All Other Non-Beverages				104,000	90,000	15.6%
Cost of Goods Sold	1,055,503	893,845	18.1%	$9,275,000	$8,769,000	5.8%

Additional Cost of Goods Produced
Idle Plant				168,000	384,000	-56.3%
Cost of Goods produced and Sold				$9,443,000	$9,153,000	3.2%

Cost of Goods Sold per 8 ounce				$8.79	$9.81	-10.4%
Cost of Goods Poduced Per 8 ounce				$8.95	$10.24	-12.6%

Gross Profit including Idle Plant				2,886,000	1,560,000	85.0%
Gross Profit on an 8 ounce basis including Idle Plant				2.73	1.75	56.7%
Gross Margin including Idle Plant				23.4%	14.6%	8.8%

* Discounts and costs incurred that do not relate to specific SKU’s

Sales

Third quarter gross sales increased in 2016 to $13,529,000 from $11,983,000 during the same three month period in 2015. On an 8-ounce serving basis, gross sales decreased $0.59 per 8 ounce serving or 4.4% year over year. Both Reed’s Ginger Brew and Virgils’ brands were up versus the prior year period as and sequential sales of both core brands were up over the second quarter which were up over the first quarter. Our other Reed’s brands sales increase was led by our Butterscotch Beer craft soda. Private label growth was driven by a higher percentage of craft soda over private label Kombucha. Reed’s Kombucha continues to be a focal point of opportunity.

Third quarter net sales increased in 2016 to $12,329,000 from $10,713,000 in the same period in 2015. On an 8 ounce serving basis, net sales decreased $0.31 per 8 ounce serving or 2.5% year over year. The main driver of the decrease was decreased promotional spending of $70,000 or 5.5% on a significantly higher sales volume of 18.1%. Candy gross sales continue its recovery on a year over year basis late in the quarter from the California lawsuit regarding specific sourcing locations. Candy sales were down $195,000 over the same period in 2015. Internet sales began again the first week of October 2016.

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

Third quarter cost of goods sold increased in 2016 to $9,275,000 from $8,769,000 in the same period in 2015. On an 8 ounce serving basis, cost of goods sold decreased $1.02 per 8 ounce serving or 10.4% year over year. The main driver of the dollar increase was volume increase of 18.1% on an 8 ounce basis. The main driver of the 8 ounce unit cost decrease was the improvement in costs allocated to specific SKUs of $1,888,000. In 2015, this amount included write offs of accumulated unusable inventory directly impacted by the supply chain interruption.

Third quarter cost of goods produced increased in 2016 to $9,443,000 from $9,153,000 in the same period in 2015 due to volume increases. On an 8 ounce serving volume basis, cost of goods produced decreased $1.29 per 8 ounce serving or 12.6% year over year. The main driver of the decrease is the costs unallocated to specific SKUs discussed above and continued improvement in idle plant costs of $216,000 in the same quarter as compared to prior year same quarter.

Gross Margin

Third quarter gross margin improved to 23.4% from 14.6% compared to prior year. The resulting margin is an improvement of $0.98 or 56.7% to $2.73 per 8 ounce unit in the quarter when compared to the same quarter in the prior year. This is a direct result from the supply chain interruption and resulting inventory write offs in the same quarter in 2015.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling costs decreased by 33.5% to $901,000 in the three months ended September 30, 2016 compared to $1,354,000 over the same period in 2015. The decrease is spite of higher sales volume of 18.1%. The decrease is due to a combination of better rates and use of rail for cross country shipments. The decrease to 7.3% for the three months of 2016 is below historic rates.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, sales support including advertising, sales promotion, marketing and trade shows and sales operations including travel, entertainment, depreciation, utilities and storage. Selling and marketing costs decreased by 26.1% to $918,000 in the three months ended September 30, 2016 compared to $1,242,000 over the same period in 2015 or $324,000. This decrease over last year is primarily due to reductions in compensation related expenses of $213,000; sales support of $83,000 and operations of 28,000.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of staff compensation that includes executive, administrative, and finance personnel related costs, G&A support that includes professional fees, SEC reporting expenses, licenses, IT administration, G&A operations that includes travel, entertainment, depreciation, utilities and storage, and miscellaneous costs such as bad debt, lawsuits, taxes and permits.. Total G&A expenses decreased 21.4% to $871,000 in the quarter over the same quarter in the prior year. Staff compensation expenses decreased $26,000, G&A operations decreased $38,000, G&A support decreased $43,000 and miscellaneous costs decreased $130,000.

Income from Operations

Income from operations increased by $2,340,000 in the three months ended September 30, 2016. In the third quarter of 2016, profit from operations was $196,000 as compared to a loss of $2,144,000 in the same period of 2015. The profit was comprised of the increase in net sales of 15.1%, an improvement in gross profit of 8.8% or a total of $1,326,000 and lower expenses of $1,014,000 as discussed above in detail.

Interest Expense

Interest expense and bank related charges increased $94,000 to $415,000 in the three months ended September 30, 2016, compared to expenses of $321,000 in the same period of 2015. The increase is primarily due to increased borrowing on our revolving line of credit, an additional term loan, a new capital expansion loan and higher rates from new terms negotiated in 2015.

Modified EBITDA

Non-GAAP financial information is not meant as a substitute for GAAP results but is included solely for informational and comparative purposes. The Company believes that the presentation of non-GAAP financial measures provides useful information to investors regarding the Company’s financial condition and results of operations.

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

MODIFIED EBITDA SCHEDULE

	Three Months Ended September 30,
	2016	2015
Net loss	$(219,000)	(2,465,000)

Modified EBITDA adjustments:
Depreciation and amortization	214,000	235,000
Interest expense	415,000	321,000
Stock option compensation	147,000	156,000
Total EBITDA adjustments	776,000	712,000

Modified EBITDA	$557,000	(1,753,000)

The $2,310,000 increase in modified EBITDA for the three months resulted from the increases in operating profit of 2,246,000 and the EBITDA adjustments totaling $64,000 for the quarter ended September 30, 2016 The $21,000 decrease in depreciation and amortization was due to the raised asset base less retirements of older equipment, the increase in interest expense of $94,000 was due to the increased loan balances. Stock option compensation decrease of $9,000 was due to only 2,500 shares being granted in the three months ended September 30, 2016 and the non-recurrence of immediate vesting for key employees.

Results of Operations

The following table sets forth key statistics for the Nine Months Ended September 30, 2016 and 2015, respectively.

	Nine Months Ended
	September 30,		Pct.
	2016	2015	Change
Gross sales, net of discounts & returns *	$36,141,000	$36,505,000	-1.0%
Less: Promotional and other allowances**	2,815,000	2,944,000	-4.4%
Net sales	33,326,000	33,561,000	-0.7%

Cost of tangible goods sold	24,820,000	23,378,000	6.2%
As a percentage of:
Gross sales	68.7%	64.0%
Net sales	74.5%	69.7%
Cost of goods sold – idle capacity	1,125,000	1,726,000	-34.8%
As a percentage of net sales	3.4%	5.1%

Gross profit	7,381,000	8,457,000	-12.7%
Gross profit margin as a percentage of net sales	22.1%	25.2%

Expenses
Delivery and handling	2,815,000	3,952,000	-28.8%
Selling and marketing	2,911,000	3,770,000	-22.8%
General and administrative	3,007,000	3,332,000	-9.8%
Total operating expenses	8,733,000	11,054,000	-21.0%

Loss from operations	(1,352,000)	(2,597,000)	-47.9%
Interest Expense	(1,239,000)	(826,000)	50.0%
Net loss	$(2,591,000)	$(3,423,000)	-24.3%

Shares outstanding	13,908,247	13,117,573	6.0%

Loss per share	$(0.19)	$(0.26)

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

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Metrics

	Nine months ended September 30
	8 Ounce Volume			8 Ounce Gross Sales Revenue
Gross Sales	2016	2015	Change	2016	2015	Change
Reeds Beverages	1,420,515	1,411,139	0.7%	$16,285,000	$15,937,000	2.2%
Virgils	930,987	947,126	-1.7%	11,194,000	11,377,000	-1.6%
Kombucha	53,427	109,499	-51.2%	1,404,000	2,861,000	-50.9%
All Other Reeds Beverages	143,202	109,874	30.3%	1,790,000	1,367,000	30.9%
Private Label	311,114	261,551	18.9%	4,052,000	3,111,000	30.2%
Reeds Candy				1,343,000	1,708,000	-21.4%
All Other Non-Beverages				73,000	144,000	-49.3%
Total Gross Sales	2,859,245	2,839,189	0.7%	36,141,000	36,505,000	-1.0%
Sales Discounts Unallocated to Specific SKU’s*				(2,815,000)	(2,944,000)	-4.4%
Net Sales	2,859,245	2,839,189	0.7%	$33,326,000	$33,561,000	-0.7%

Gross Sales per 8 ounce				$12.64	$12.86	-1.7%
Net Sales per 8 ounce				$11.66	$11.82	-1.4%

Cost of Goods Sold
Reeds Beverages	1,420,515	1,411,139	0.7%	$10,740,000	$10,371,000	3.6%
Virgils	930,987	947,126	-1.7%	6,961,000	6,208,000	12.1%
Kombucha	53,427	109,499	-51.2%	733,000	1,450,000	-49.4%
All Other Reeds Beverages	143,202	109,874	30.3%	1,133,000	741,000	52.9%
Private Label	311,114	261,551	18.9%	2,723,000	2,041,000	33.4%
Costs Unallocated to Specific SKU’s*				1,228,000	1,154,000	-6.4%
Reeds Candy				1,001,000	1,145,000	-12.6%
All Other Non-Beverages				301,000	268,000	12.3%
Cost of Goods Sold	2,859,245	2,839,189	0.7%	$24,820,000	$23,378,000	6.2%

Additional Cost of Goods Produced
Idle Plant				1,125,000	1,726,000	-34.8%
Cost of Goods produced and Sold				$25,945,000	$25,104,000	3.4%

Cost of Goods Sold per 8 ounce				$8.68	$8.23	5.4%
Cost of Goods Poduced Per 8 ounce				$9.07	$8.84	2.6%

Gross Profit including Idle Plant				33,326,000	33,561,000	-0.7%
Gross Profit on an 8 ounce basis including Idle Plant				2.58	2.98	-13.3%
Gross Margin including Idle Plant				22.1%	25.2%	-3.1%

* Discounts and costs incurred that do not relate to specific SKU’s

Sales

Gross sales decreased $364,000 in 2016 to $36,141,000 from $36,505,000 or 1.0% for the same nine-month period in 2015. On an 8 ounce serving basis, gross sales decreased $0.22 per 8 ounce serving or 1.7% year over year. The main driver of the decrease was a 50.9% decrease in Reeds’ Kombucha. Sequentially or period over period, gross sales revenue was up for craft soda based products 10.6%. Overall, sequential gross sales were up 6.1%. The dilution resulted from mix of lower high unit sales of Kombucha of 50.9% and higher low unit sales of private label products 30.9%.

Net sales decreased in 2016 $235,000 to $33,326,000 from $33,561,000 in the same nine-month period in 2015. On an 8 ounce serving basis, net sales decreased $0.16 per 8 ounce serving or 1.4% year over year. The main driver of the lower promotional dollars spent of 4.8% or $141,000 to delivery higher volume or 0.7%. Overall net sales revenue decreased $235,000 or 0.7%.

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

Cost of goods sold increased in 2016 to $24,820,000 from $23,378,000 or 6.2% in the same nine month period in 2015. On an 8 ounce serving basis, cost of goods sold increased $0.45 per 8 ounce serving or 5.4% year over year. During 2016 the main driver of an increase in costs unallocated to specific SKUs comprised primarily of inventory adjustments in the first quarter of $743,000 which were offset by $1,387,000 in the prior year that occurred as a direct result from the supply chain interruption. After discounting for these adjustments, the largest increases in cost were carrier packaging of 17.1% and co-packer labor 5.5%.

Cost of goods produced increased in 2016 to $25,944,000 from $25,104,000 in the same nine month period in 2015. On an 8 ounce serving basis, cost of goods produced increased $0.23 per 8 ounce serving or 2.6% year over year. The main driver of the increase is the costs unallocated to specific SKUs in the cost of goods sold discussed earlier. The increase was partially offset by an improvement in LA Plant Idle Plant costs. Idle Plant costs decreased $601,000 from $1,726,000 over the same period in 2015.

Gross Margin

Gross margin declined to 22.1% from 25.2% in the same nine-month period as higher costs of 3.4% and lower sales revenue of 0.7%. On an 8 ounce basis, the margin decreased by $0.40 or 1.4% to $2.73 in the quarter when compared to the same quarter in the prior year. This is a direct result from the higher costs in packaging and co-packer labor discussed earlier.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling costs decreased by 28.8% to $2,815,000 in the nine months ended September 30, 2016 compared to $3,952,000 over the same period in 2015. The decrease is spite of higher sales volume of 0.7%. The decrease is due to a combination of better rates and use of rail for cross country shipments. The decrease to 8.4% for the nine months of 2016 is at historic rates.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, sales support including advertising, sales promotion, marketing and trade shows and sales operations including travel, entertainment, depreciation, utilities and storage. Selling and marketing costs decreased by 22.8% to $2,911,000 in the nine months ended September 30, 2016 compared to $3,770,000 over the same period in 2015 or a decrease of $859,000. This decrease over last year is primarily due to reductions in compensation related expenses of $384,000; sales support of $356,000 and operations of 119,000.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of staff compensation that includes executive, administrative, and finance personnel related costs, G&A support that includes professional fees, SEC reporting expenses, licenses, IT administration, G&A operations that includes travel, entertainment, depreciation, utilities and storage, and miscellaneous costs such as bad debt, lawsuits, taxes and permits. Total G&A expenses decreased 9.8% to $3,007,000 in the quarter over the same nine months in the prior year. Staff compensation expenses decreased $281,000, G&A operations decreased $73,000, G&A support decreased $10,000 and miscellaneous costs increased $39,000.

Loss from Operations

The loss from operations was $1,352,000 in the Nine Months Ended September 30, 2016 as compared to a loss of $2,597,000 in the same period of 2015. The loss narrowed as result of sales declining 0.7% as compared to prior year, while cost of goods sold increased 3.4% which resulted in a lower gross profit of 3.1% or $1,076,000. The lower gross profit was offset by a larger decrease in operating expenses of 21.0% or $2,321,000 resulting in a narrowing of the loss by $1,245,000.

Interest Expense

Interest expense and bank related charges increased $413,000 to $1,239,000 in the nine months ended September 30, 2016, compared to expenses of $826,000 in the same period of 2015. The increase is primarily due to increased borrowing on our revolving line of credit, an additional term loan and new capital expansion loan.

Modified EBITDA

Non-GAAP financial information is not meant as a substitute for GAAP results but is included solely for informational and comparative purposes. The Company believes that the presentation of non-GAAP financial measures provides useful information to investors regarding the Company’s financial condition and results of operations.

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

MODIFIED EBITDA SCHEDULE

	Nine Months Ended September 30,
	2016	2015
Net loss	$(2,591,000)	(3,423,000)

Modified EBITDA adjustments:
Depreciation and amortization	689,000	683,000
Interest expense	1,239,000	826,000
Stock option compensation	449,000	715,000
Total EBITDA adjustments	2,377,000	2,224,000

Modified EBITDA	$(214,000)	(1,199,000)

The narrowing of EBITDA loss by $985,000 for the nine months resulted from of the narrowing net loss by $832,000. In the nine months ended September 30, 2016 depreciation and amortization expense declined a net $16,000. This was due to lower depreciation on equipment and higher amortization costs related to financing. Interest increased $416,000 as discussed above which was partially offset due to lower stock option expenses of $266,000.

Liquidity and Capital Resources

As of September 30, 2016, we had stockholders equity of $972,000 and working capital of $274,000 compared to stockholders equity of $785,000 and working capital of $730,000 at December 31, 2015. This was a direct result from an equity transaction completed in the quarter.

On June 2, 2016, the Company entered into a securities purchase agreement with institutional investors in a private financing transaction for the issuance and sale of 692,412 shares of the Company’s common stock and warrants to purchase 346,206 shares of common stock. The net proceeds to the Company from the offering were $2,113,000 after deducting underwriting discounts, commissions and offering expenses. Additionally, senior management purchased 30,000 shares of its common stock at $3.90 per share with total proceeds of $117,000.

Cash and cash equivalents at September 30, 2016 increased by $131,000 to $1,947,000 compared to $1,816,000 at December 31, 2015. Net cash used in operations decreased by $441,000 to $1,605,000 over the same nine months in the previous year. This was the result of an increase in payments to vendors $2,709,000 partially offset by an increase in accounts receivable of $823,000 Net cash used in investing activities was $585,000 for the nine months ended September 30, 2016. During the year, the Company successfully completed an equity transaction that raised net proceeds of $2,230,000 to provide the working capital to pay the vendors. (See Note 8)

In conjunction with the additional capital from equity sources, PMC agreed to extend the loan maturity dates for all loans to October 1, 2017.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Reed’s, Inc. (Registrant)

Date: October 20, 2016	/s/ Christopher J. Reed
Christopher J. Reed
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 20, 2016	/s/ Daniel V. Miles
Daniel V. Miles
Chief Financial Officer
(Principal Financial Officer)

