Form 10-K
period 2016-12-31
REED'S, INC.
filed 2017-04-24
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large Accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2016 was $28,320,000.

13,982,230 common shares, $.001 par value, were outstanding on December 31, 2016.

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

PART I

Item 1. Business

Background

We develop, manufacture, market and sell natural non-alcoholic carbonated soft drinks, Kombucha, candies and ice creams. We currently manufacture, license, market and sell several unique product lines:

●	Reed’s Ginger Brews,

●	Virgil’s Root Beer, Cream Sodas, Dr. Better and Real Cola, including ZERO diet sodas,

●	Culture Club Kombucha,

●	China Colas,

●	Reed’s Ginger candy and other products,

●	Sonoma Sparkler and other juice based products.

We also have a private label business.

We sell our products throughout the US and in select international markets. We started in specialty gourmet and natural food stores and have moved more into mainstream over time. We estimate that our products are sold in well over 22,000 natural, conventional, drug, club and mass merchandise accounts in the US, with approximately 10,000 of those being mainstream supermarkets. We sell our products through a network of natural, gourmet and beer distributors and direct to certain large national retailers.

We produce and co-pack our beverage products in part at our facility in Los Angeles, California, known as the Brewery and at contracted co-packing facilities in Pennsylvania and Indiana. These co-pack facilities typically service the eastern half of the United States and nationally for certain products that we do not produce at The Brewery.

Key elements of our business strategy include:

●	increase our relationship with and sales to the approximately 15,000 supermarkets that carry our products in natural and mainstream and capture more of the 30,000 supermarkets nationwide,

●	expand our distribution network by adding regional direct store delivery (DSD’s) and additional direct accounts,

●	stimulate consumer demand and awareness for our existing brands and products through promotions and advertising,

●	develop additional product flavors under our brands (brand extensions) and other new products, including specialty packaging and alternative uses for our products,

●	develop and produce private-label products for select customers,

●	lower our cost of sales for our products by gaining economies of scale in our purchasing, and

●	optimize the size and focus of our sales force to manage our relationships with distributors and retail outlets.

We create consumer demand for our products by:

●	supporting in-store sampling programs of our products, and

●	generating free press through public relations, and

●	advertising in store publications, and

●	maintaining a company website (www.reedsinc.com), and

●	active social media campaigns on facebook.com, twitter.com and youtube.com, and

●	participating in large public events as sponsors, and

●	in the recent past deployed a national television commercial on cable television networks.

Our principal executive offices are located at 13000 South Spring Street, Los Angeles, California 90061. Our telephone number is (310) 217-9400. Our Internet address is (www.reedsinc.com). Information contained on our website or that is accessible through our website should not be considered to be part of this Annual Report.

Historical Development

Reed’s Original Ginger Brew created in 1987 by Christopher J. Reed, our founder, former Chief Executive Officer, and current Chief Innovation Officer was introduced to the market in Southern California stores in 1989. By 1990, we began marketing our products through United Natural Foods Inc. (UNFI) and other natural food distributors and moved our production to a larger facility in Boulder, Colorado.

In 1991, we incorporated our business operations in the state of Florida under the name of Original Beverage Corporation and moved all production to a co-pack facility in Pennsylvania. Throughout the 1990’s, we continued to develop and launch new Ginger Brew varieties. Reed’s Ginger Brews reached broad placement in natural and gourmet foods stores nationwide through UNFI and other major specialty, natural/gourmet and mainstream food and beverage distributors.

In 1997, we began licensing the products of China Cola and eventually acquired the rights to that product in 2000. In 1999, we purchased the Virgil’s Root Beer brand from the Crowley Beverage Company. In 2000, we moved into an 18,000-square foot warehouse property, the Brewery, in Los Angeles, California, to house our west coast production and warehouse facility. The Brewery also serves as our principal executive offices. In 2001, pursuant to a reincorporation merger, we changed our state of incorporation to Delaware and also changed our name to “Reed’s, Inc.”

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

We continually introduce new products and line extensions, such as our California Juice Company products in 2009, Virgil’s diet line of ZERO beverages introduced in 2010 and Dr. Better and Light 55 Calories Extra Ginger Brew in 2011. We commenced offering private label products in 2010 and in 2012 we launched our Culture Club Kombucha line that has been expanded as sales have grown. In 2015 we launched Stronger Ginger Brew that contains 50% more fresh ginger than our best-selling Reed’s Extra Ginger Brew.

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

Our private label products have been variations of any of our offerings. We develop the sources for glass and ingredients. We have a variety of packaging options, including swing-lid bottles, foil capsules and various label types. Our Los Angeles facility is certified as SQF level 2 compliant.

New Product Development

We are always working on ideas and products to continue expanding our Reed’s Ginger Brews, Virgil’s product line, Reed’s Ginger Candy product lines and packaging styles. Current focus in our research is for reduced sugar offerings. Among the advantages of our self-operated Brewery are the flexibility to try innovative packaging and the capability to experiment with new product flavors at less cost to our operations or capital.

We have developed and are currently field testing an all-natural fountain offering. We expect the testing to be completed in 2017 and to begin distribution later in the year.

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

We believe that as we continue to grow, we will be able to keep up with increased production demands. The LA Brewery is nearing the completion of a major renovation that we believe will allow the Brewery to handle the entire West Coast business and to absorb significant increases in general sales. To the extent that any significant increase in business requires us to supplement or substitute our current co-packers, we are developing a pre-qualification for all prospective co-packers, so that there would not be a significant delay or interruption in fulfilling orders and delivery of our products. In addition, we do not believe that growth will result in any significant difficulty or delay in obtaining raw materials, ingredients or finished product that is repackaged at the Brewery.

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

Kombucha is the largest growth segment of the functional beverage category of drinks and foods, including coconut water, yogurt and fresh juices. Among this broader category, the refrigerated juices and functional beverages segment grew by approximately $200 million in 2012 to an estimated market of approximately $600 million (50% growth), according to SPINS data. We are preparing an exciting relaunch of these brands in 2017 and expect to gain back a significant amount of lost space. Kombucha comprises the overwhelming majority share of this explosive growth and comprises most of the segment. It is generally believed that the segment will continue to expand at a strong rate over the next few years. Other functional drinks in this category are also expanding sales at healthy rates, primarily coconut water and fresh pressed juices. Consumer awareness and demand for functional drinks is increasing and we feel that Kombucha and other cultured drinks will be in the forefront of this expanding market category.

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

International Sales

We have developed a limited market for our products in Canada, Europe and Asia. Sales outside of North America currently represent 3% of our total gross sales. Sales in Canada represent about 1.3% of our total sales. We believe that there are good opportunities for expansion of sales in Canada, Middle East, England and Australia and we are increasing our marketing focus on those markets. Other international sales become cost prohibitive, except in specialty sales circumstances, since our premium sodas are packed in glass, which involves substantial freight to move overseas. We are open to opportunities to export and to co-pack internationally and expand our brands into foreign markets, and we are holding preliminary discussions with trading companies and import/export companies for the distribution of our products throughout Asia, Europe, Australia and South America. We believe that these areas are a natural fit for Reed’s ginger products, because of the importance of ginger in international markets, especially the Asian market where ginger is a significant part of diet and nutrition.

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

Employees

We have 62 full-time equivalent employees on our corporate staff down from 69 in the year ending December 31, 2015. The table below lists the departments. We employ additional people on a part-time basis as needed. We have never participated in a collective bargaining agreement. We believe that the relationship with our employees is good.

	Number of FTE’s
Department	2016	2015	Change
General Management	4.0	4.0	-
Administrative Support	9.2	11.1	(1.9)
Research & Development	5.5	4.0	1.5
Sales	16.0	17.4	(1.4)
Production & Warehouse	27.7	32.9	(5.2)
Total	62.4	69.4	(7.0)

Item 2. Property

We lease a facility of approximately 76,000 square feet, which serves as our principal executive offices, our West Coast Brewery and bottling plant and our Southern California warehouse facility. Approximately 30,000 square feet of the total space is leased under a long-term lease expiring in 2024. We also lease a warehouse of approximately 18,000 square feet under a lease expiring in October 2017, a warehouse of approximately 13,000 square feet under a lease expiring in November 2017, and a warehouse of 15,000 square feet on a month-to-month basis.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is listed for trading on the NYSE MKT trading under the symbol “REED”. The following is a summary of the high and low bid prices of our common stock on the NYSE MKT Capital Markets for the periods presented:

	Sales Price
	High	Low
Year Ending December 31, 2015
First Quarter	$7.00	$5.32
Second Quarter	6.64	5.08
Third Quarter	6.39	4.44
Fourth Quarter	5.90	4.50
Year Ending December 31, 2016
First Quarter	$5.46	$4.62
Second Quarter	4.85	2.37
Third Quarter	3.74	2.51
Fourth Quarter	4.25	3.86

As of December 31, 2016, there were approximately 4,500 stockholders of record of the common stock (including only non-objecting beneficial owners of record) and 13,982,230 outstanding shares of common stock.

Unregistered Sales of Equity Securities

During the fiscal year ended December 31, 2016, we issued the following equity securities that were unregistered under the Securities Act:

●	We issued 214 shares of common stock in exchange for Reeds Board of Director services. The value of the stock was based on the closing price of the stock on the issuance or agreed upon date. The total value of shares issued for services was $900 the shares were issued pursuant to exemption from registration under Section 4(2) of the Securities Act.

Also during the fiscal year ended December 31, 2016, we issued the following equity securities that were registered under the Securities Act:

On June 2, 2016, pursuant to a Securities Purchase Agreement dated May 26, 2016 (“Purchase Agreement”) with institutional and accredited investors, Reed’s Inc., a Delaware corporation (“Reed’s” or the “Company”) closed a private financing transaction for the issuance and sale by Reed’s of 692,412 shares of common stock (“Shares”) and warrants to purchase 346,206 shares of common stock (“Warrants”), for gross proceeds to Reed’s of $2,354,200. The Offering was made solely to accredited investors (as defined in Rule 501(a) under the Securities Act of 1933, as amended (the “Securities Act”)) in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

The Company used the net proceeds from the offering for working capital and general corporate purposes.

The Warrants have an exercise price of $4.25 per share and a term of 5 years. The exercise price of the Warrants is subject to customary adjustments in the event of stock dividends and splits, and the Warrants contain protective provisions in the event of fundamental transactions. In addition, holders of the Warrants shall be entitled to participate in distributions, dividends and subsequent rights offerings to the same extent that the holders would have participated therein if the holders had held the number of shares of common stock acquirable upon complete exercise of the Warrants. Except upon at least 61 days’ prior notice from a holder of a Warrant to the Company, the holder will not have the right to exercise any portion of the Warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock (including securities convertible into common stock) outstanding immediately after the exercise.

The Company entered in to a registration rights agreement with the investors pursuant to which it filed a resale registration statement for the Shares and the common stock underlying the Warrants within 30 days of effective date.

.

Maxim Group LLC (“Maxim”) acted as the placement agent for the offering under a Placement Agent Agreement, dated May 26, 2016, between Maxim and Reed’s (the “Placement Agent Agreement”). Upon the closing of the offering, pursuant to the Placement Agent Agreement, Maxim received warrants to purchase up to 72,703 shares of common stock (“Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $3.74 and are exercisable for a term of 5 years. The exercise price of the Placement Agent Warrants is subject to customary adjustments in the event of stock dividends and splits, and the Placement Agent Warrants contain protective provisions in the event of fundamental transactions.

Each of the Purchase Agreement and the Placement Agent Agreement contains customary representations, warranties and covenants of the parties thereto. The Company also agreed not to issue any shares of its common stock or rights to acquire shares of its common stock for a period of 90 days from the closing of the offering, subject to certain customary exemptions for issuances pursuant to the Company’s equity plans. In addition, the Company agreed not to enter into any variable rate transactions for a period of one year.

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

We are obligated to pay a non-cumulative 5% dividend from lawfully available assets to the holders of our Series A preferred stock in additional shares of common stock at our discretion. In 2016 and 2015, we paid dividends on our Series A preferred stock in an aggregate of 1,504 and 751 shares of common stock in each such year, respectively and anticipate that we will be obligated to issue at least this many shares annually to the holders of the Series A preferred stock so long as such shares are issued and outstanding.

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

Equity Compensation Plan Information

The following table provides information, as of December 31, 2016, with respect to equity securities authorized for issuance under compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a))

Equity compensation plans approved by security holders	1,048,500	$4.68	87,500
Equity compensation plans not approved by security holders	803,909	$4.50	-
TOTAL	1,852,409	$4.60	87,500

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

Results of Operations

The following table sets forth key statistics for the years ended December 31, 2016 and 2015, respectively.

	Year Ended
	December 31,		Pct.
	2016	2015	Change
Gross sales, net of discounts & returns (a)	$46,198,000	$49,713,000	-7%
Less: Promotional and other allowances (b)	3,726,000	3,765,000	-1%
Net sales	$42,472,000	$45,948,000	-8%
Cost of tangible goods sold (c)	31,626,000	32,295,000	-2%
As a percentage of:
Gross sales	68%	65%
Net sales	74%	70%
Cost of goods sold – idle capacity (d)	1,864,000	2,048,000	-9%
As a percentage of net sales	4%	4%
Gross profit	$8,982,000	$11,605,000	-23%
Gross profit margin as a percentage of net sales	21%	25%

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

Year ended December 31, 2016 Compared to Year ended December 31, 2015

Gross Sales

Gross sales for all of Reeds products decreased 7% to $46,198,000 for the year ended December 31, 2016 from $49,713,000 in the prior year.

Sales Volume Eight Ounce Equivalents - Our total sales volume for all beverages decreased 5.0%. Reed’s Ginger based beverages increased 0.5%, Reed’s variety beverages led by Flying Cauldron was up 4.4% and net private label beverages were up 0.5%. Virgils decreased 10.4% and Reed’s Kombucha decreased 54.3%.

Gross Sales Dollars Eight Ounce Equivalents - Our gross sales dollars for all beverages decreased 5.9%. Reed’s Ginger based beverages increased 1.9%, Reed’s variety beverages led by Flying Cauldron were up 4.1% and net private label beverages was up 3.6%. Virgils decreased 9.8% and Reed’s Kombucha decreased 53.8%. On an eight-ounce serving size, gross sales were unchanged at $12.16 per eight-ounce case.

Sales are down an average of 9% in all selling channels. All customers representing at least one percent of sales in 2015 were still customers in 2016. We believe that the decline in all channels was due to consumer preferences away from all sugar sodas including our natural based sugars. In response to the general consumer trend, the Company’s research and development efforts have focused on all natural alternatives that have 12 calories per 12 ounce serving. We are in tests in the market place and expect to have these offerings available in the marketplace in the second half of this year.

Gross sales of items such as candy, ingredients, packaging and mail order are not included in the discussion above. These items as a group totaled $1,684,000 in gross sales, a decrease of $743,000 or 31% over 2015. The decrease in candy was $597,000 and was the direct result of a California lawsuit that has required the Company to find reliable alternative suppliers.

Promotional and other allowances

Promotions and allowances for beverage products decreased in dollars 1% to $3,726,000 (8.1% of gross sales) for the year ended December 31, 2016 from $3,765,000 (7.6% of gross sales) in the prior year.

The promotional discounts on eight-ounce equivalent increased 4.1% or $0.04/case to $1.02/case from $0.98/case in 2015. This increase is primarily attributable to an increase in the promotional programs and discounts offered in the fourth quarter of 2016 over a lower sales volume.

Net Sales

Net sales of all items decreased 7.6% or $3,476,000 to $42,472,000 for the year ended December 31, 2016 from $45,948,000 in the prior year.

For beverage products, net sales by 8oz case equivalents decreased in 2016 by 2.7% to $11.60/case from $11.92/case from the prior year.

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

Total cost of goods sold decreased to $33,490,000 in the year ended December 31, 2016, a decrease of $853,000 or 2.5% from 2015. The decrease was due to net volume decrease of 7.6% and increases in cost of production. Had total cost of goods decreased at a rate equal to the volume decrease of 7.6%, total cost of goods would have decreased a total of $3,228,000. The company incurred an additional $2,376,000 in the rate of cost of goods sold.

Specific production costs that comprised the additional $2,376,000 or $0.65 eight-ounce case was comprised of direct write off of inventories of $705,000 or $0.19/eight-once case, packaging cost increases of $1,208,000 or $0.33/eight-ounce case and ingredient cost increases of 842,000 or $0.23/eight-ounce case. These increases were partially offset by labor productivity decreases of $183,000 or $0.05/eight-ounce case and a decrease in the reserve for obsolescence by $175,000 over 2015 or $0.05/eight-ounce case.17

Gross Profit

Our gross profit of $8,982,000 in the year ended December 31, 2016 represents a decrease of $2,623,000, or 22.6% from 2015. As a percentage of sales, our gross profit decreased to 21.1% in 2016 as compared to 25.3% in 2015. As noted above, the gross profit is the result of a decrease in net selling price of 4.1% and an increase cost of goods sold of 7.1%.

The Company has in place for the first quarter of 2017 cost cutting initiatives related to ingredient usage and package pricing that are on track to drive over 200 basis point improvement for the full year. In addition, the Company LA plant is scheduled for production in May that will enable the Company to realize an overdue savings of an additional 350 basis points on an annualized basis from that initiative. We believe that since these initiatives are under our control, the savings will be realized in 2017.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling costs decreased to $3,902,000 in the year ended December 31, 2016 compared to $5,100,000 in 2015. The $1,198,000 (23%) decrease is due to lower volume but higher full truck quantities. Current rates of 9% are comparable to historic rates. The Company expects costs to decrease further when the L.A. Brewery upgrade is finalized.

Selling and marketing expenses

Selling and marketing expenses consist primarily of three categories; direct charges for staff compensation costs in sales labor, sales operations consisting of travel and entertainment, office rent and communications and sales support consisting primarily of brokers fees, advertising and consultants. Selling and marketing costs for 2016 were $3,701,000 or a decrease of 24% when compared to $4,867,000 in 2015.

The decrease of $1,166,000 is the result of decreases in sales labor costs of $461,000, sales operations of $188,000 and sales support of $517,000.

Our sales staff decreased to 16 full time equivalents (FTE’s) employees at December 31, 2016, from 17 FTE’s at December 31, 2015.

General and Administrative Expenses

General and administrative expenses consist primarily of three categories; direct charges for staff compensation costs in office and general management, General and administrative operations consisting of office rent, facility depreciation, utilities, General and administrative support in information, SEC filings, shareholder meetings, legal and audit and finally; miscellaneous expenses such as amortization of intangibles and bad debt expense. General and administrative costs for 2016 were $4,208,000 or a decrease of 4% when compared to $4,368,000 in 2015.

The total decrease of $160,000 is due to a decrease in administrative wage related expenses of $257,000, a decrease of administrative operations of $154,000, an increase administrative support expenses of $251,000. Impairment loss of $224,000 driven by the China Cola brand impairment.

The General management and administrative staff decreased to 13 FTE’s at December 31, 2016, from 15 at December 31, 2015.

Loss from Operations

Loss from operations was $3,053,000 in the year ended December 31, 2016, as compared to loss from operations of $2,730,000 in 2015 or an increase of $323,000. The increase in the operating loss is due to the decline in sales that were not offset by similar reduction in cost of goods sold that resulted in a lower gross profit of $2,623,000. The lower gross profit was mirrored by a similar decrease in expenses of $2,300,000.

Interest Expense

Interest expense increased to $1,724,000 in the year ended December 31, 2016, compared to interest expense of $1,231,000 in the same period of 2015. During 2016 and 2015 the Company’s losses incurred liquidity shortages that required a an infusion of capital. A total of $3,000,000 was obtained that also changed the terms of the existing line of credit and CAPEX loan. As the plant approached completion, further borrowing was obtained to complete the plant. As a direct consequence of the term change and the additional borrowing, the Company’s net interest charge increased.

Modified EBITDA

The Company defines modified EBITDA (a non-GAAP measurement) as net income (loss) before interest, taxes, depreciation and amortization, impairment charges, non-cash share-based compensation and warrant liability expenses. Other companies may calculate modified EBITDA differently. Management believes that the presentation of modified EBITDA provides a measure of performance that approximates cash flow before interest expense, and is meaningful to investors.

MODIFIED EBITDA SCHEDULE

	Year ended December 31,
	2016	2015
	(unaudited)	(unaudited)
Net loss	$(5,009,000)	$(3,961,000)

Modified EBITDA adjustments:
Depreciation and amortization	642,000	933,000
Interest expense	1,724,000	1,231,000
Reserve for replacement on fixed assets	260,000	-
Stock option and warrant compensation	658,000	877,000
Stock compensation for services	15,000	1,000
Impairment loss on brand names	224,000	-
Change in fair value of warrant liability	232,000	-
Total EBITDA adjustments	$3,755,000	$1,811,000

Modified EBITDA	$(1,254,000)	$(2,150,000)

Liquidity and Capital Resources

As of December 31, 2016, we had stockholder’s deficit of $1,657,000 and working capital deficit of $1,563,000, compared to stockholder’s equity of $785,000 and working capital of $730,000 at December 31, 2015. The decrease in our working capital of $2,293,000 was primarily a result of cash flow from operations.

Our decrease in cash and cash equivalents to $451,000 at December 31, 2016 compared to $1,816,000 at December 31, 2015, a decrease of $1,365,000 was primarily a result of cash generated by financing activities of $1,578,000 less cash used for costs of plant improvements of $410,000 and use of cash for operations of $2,533,000.

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

For the year ended December 31, 2016, the Company recorded a net loss of $5,009,000 and utilized cash in operations of $2,533,000. During 2015, the company experienced a major disruption in our east coast production facilities. By October of 2015, the Company had qualified another two co-packers for a total of three co-packers enabling the Company to avoid supply chain interruptions in 2016. We believe that if this disruption had not occurred, the Company would have been able to fill purchase orders and avoid the additional costs related to delivery and raw materials in 2015. The Company’s ability to reclaim the lost shelf space continued in 2016. This remains the Company’s main focus.

As of March 31, 2017, the Company had a cash balance of $197,000 and had available borrowing on our existing line of credit of $191,000. On April 24, 2017, the Company issued a convertible note resulting in net proceeds of $3,240,000. Furthermore, during the year ended December 31, 2016, we were able to extend the maturity date of our operating line of credit and our other bank loans through October 21, 2018.

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

Long-Lived Assets. Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2016 the Company recognized a charge of $268,000 for impairments for its property and equipment in anticipation of early retirement of equipment with the Los Angeles plant. There were no charges for equipment impairment prior to that in the prior years.

Intangible assets are comprised of indefinite-lived brand names acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized, but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life is appropriate. As part of our impairment test, we first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If further testing is necessary, we compare the estimated fair value of our indefinite-lived intangible asset with its book value. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. For the year ended December 31, 2016 the Company recognized a $224,000 impairment charge related to its China Cola brand. For the year ended December 31, 2015, the Company did not recognize any impairment charges for its indefinite-lived intangible assets.

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

We believe there have been no significant changes, during the year ended December 31, 2016, to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Reed’s, Inc.

We have audited the accompanying balance sheets of Reed’s, Inc. as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Reed’s, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Weinberg & Company, P.A.

Los Angeles, California
April 24, 2017

REED’S INC.

BALANCE SHEETS

	December 31, 2016	December 31 2015
ASSETS
Current assets:
Cash	$451,000	$1,816,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $256,000 and $356,000, respectively	2,485,000	2,894,000
Inventory, net of reserve for obsolescence of $115,000 and $290,000, respectively	6,885,000	7,974,000
Prepaid and other current assets	500,000	769,000
Total Current Assets	10,321,000	13,453,000

Property and equipment, net of accumulated depreciation of $4,719,000 and $4,216,000, respectively	7,726,000	5,369,000
Brand names	805,000	1,029,000
Total assets	$18,852,000	$19,851,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$5,959,000	$7,458,000
Accrued expenses	215,000	168,000
Line of credit	4,384,000	4,443,000
Current portion of long term financing obligations	190,000	160,000
Current portion of capital leases payable	183,000	153,000
Current portion of bank notes	953,000	341,000
Total current liabilities	11,884,000	12,723,000

Other Long Term Liabilities	130,000	-
Long term financing obligation, less current portion, net of discount of $825,000 and $935,000, respectively	1,363,000	1,443,000
Capital leases payable, less current portion	438,000	490,000
Bank notes, net of discount $78,000 and $132,000, respectively	5,919,000	4,410,000
Warrant liability	775,000	-
Total Liabilities	20,509,000	19,066,000

Stockholders’ equity (deficit):
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94,000	94,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 13,982,230 and 13,160,860 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	29,971,000	27,399,000
Accumulated deficit	(31,723,000)	(26,709,000)
Total stockholders’ equity (deficit)	(1,657,000)	785,000
Total liabilities and stockholders’ equity (deficit)	$18,852,000	$19,851,000

The accompanying notes are an integral part of these financial statements

REED’S, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2016 and 2015

	2016	2015
Net Sales	$42,472,000	$45,948,000
Cost of goods sold	33,490,000	34,343,000
Gross profit	8,982,000	11,605,000

Operating expenses:
Delivery and handling expenses	3,902,000	5,100,000
Selling and marketing expense	3,701,000	4,867,000
General and administrative expense	4,208,000	4,368,000
Impairment of assets	224,000	-
Total operating expenses	12,035,000	14,335,000

Loss from operations	(3,053,000)	(2,730,000)
Interest expense	(1,724,000)	(1,231,000)
Change in fair value of warrant liability	(232,000)	-
Net loss	(5,009,000)	(3,961,000)

Preferred Stock Dividends	(5,000)	(5,000)
Net loss attributable to common stockholders	$(5,014,000)	$(3,966,000)

Loss per share – basic and diluted	$(0.37)	$(0.30)
Weighted average number of shares outstanding – basic and diluted	13,619,930	13,147,815

The accompanying notes are an integral part of these financial statements

REED’S, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2016 and 2015

	Common Stock		Preferred Stock		Additional		Total Shareholder
	Shares	Amount	Shares	Amount	Paid In Capital	Accumulated Deficit	Equity (Deficit)

Balance, January 1, 2014	13,068,058	$1,000	9,411	$94,000	$26,300,000	$(22,743,000)	$3,652,000

Fair Value of common stock issued for services	247				1,000		1,000
Common shares issued upon exercise of warrants	57,112						-
Common shares issued upon exercise of options	34,692				75,000		75,000
Fair value of warrants granted as valuation discount					141,000		141,000
Fair value vesting of options issued to employees					877,000		877,000
Series A preferred stock dividend	751				5,000	(5,000)	-

Net Loss						(3,961,000)	(3,961,000)
Balance, December 31, 2015	13,160,860	1,000	9,411	94,000	27,399,000	(26,709,000)	785,000

Fair value of common stock issued for services	4,228				15,000		15,000
Common shares issued upon exercise of warrants	16,260				45,000		45,000
Common shares issued upon exercise of options	76,966				71,000		71,000
Fair value of vested options					658,000		658,000
Common shares issued upon sale of securities	722,412				1,687,000		1,687,000
Fair value vesting of warrants issued as debt discount					91,000		91,000
Series A preferred stock dividend	1,504				5,000	(5,000)	-
Net Loss						(5,009,000)	(5,009,000)
Balance, December 31, 2016	13,982,230	$1,000	9,411	$94,000	$29,971,000	$(31,723,000)	$(1,657,000)

The accompanying notes are an integral part of these financial statements

REED’S, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2016 and 2015

	2016	2015
Cash flows from operating activities:
Net loss	$(5,009,000)	$(3,961,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	642,000	933,000
Fair value of vested stock options issued to employees	658,000	877,000
Fair value of common stock issued for services	15,000	1,000
(Decrease) increase in allowance for doubtful accounts	(100,000)	103,000
(Decrease) increase in reserve for impairment of assets	484,000	-
Change in fair value of warrant liability	232,000	-
Changes in operating assets and liabilities:
Accounts receivable	509,000	(497,000)
Inventory	1,089,000	(381,000)
Prepaid expenses and other assets	269,000	(25,000)
Accounts payable	(1,499,000)	1,564,000
Accrued expenses	17,000	38,000
Increase in other long term obligations	160,000	-
Net cash used in operating activities	(2,533,000)	(1,348,000)
Cash flows from investing activities:
Purchase of property and equipment	(410,000)	(532,000)
Net cash used in investing activities	(410,000)	(532,000)
Cash flows from financing activities:
Proceeds from stock option and warrant exercises	116,000	75,000
Principal payments on capital expansion loan	(375,000)	-
Proceeds from sale of common stock	2,230,000	-
Proceeds from borrowing on Term Loan B	-	1,500,000
Principal repayments on long term financial obligation	(160,000)	(134,000)
Principal repayments on capital lease obligation	(174,000)	(138,000)
Net borrowings (repayments) on existing line of credit	(59,000)	1,434,000
Net cash provided by financing activities	1,578,000	2,737,000
Net increase (decrease) in cash	(1,365,000)	857,000
Cash at beginning of period	1,816,000	959,000
Cash at end of period	$451,000 $	$1,816,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,746,000	$1,187,000
Non Cash Investing and Financing Activities
Property and equipment acquired through capital expansion loan	$2,442,000	$915,000
Property and equipment acquired through capital lease obligations	152,000	179,000
Other current assets acquired through capital expansion loan	-	297,000
Fair value of warrants granted as debt discount	91,000	141,000
Dividends payable in common stock	5,000	5,000
Warrant liability from private financing	543,000	-

The accompanying notes are an integral part of these financial statements

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2016 the Company recorded a net loss of $ 5,009,000 and utilized cash in operations of $2,533,000. As of December 31, 2016, we had a working capital deficiency of $1,563,000 and a stockholders’ deficit of $1,657,000.

As of March 31, 2017, the Company had a cash balance of $197,000 and had available borrowing on our existing line of credit of $191,000. On April 21, 2017, the Company issued a convertible note resulting in net proceeds of $3,240,000. Furthermore, during the year ended December 31, 2016, we were able to extend the maturity date of our operating line of credit and our other bank loans through October 21, 2018. We estimate the Company currently has sufficient cash and liquidity to meet its anticipated working capital for the next twelve months.

Historically, we have financed our operations primarily through private sales of common stock, preferred stock, a line of credit from a financial institution and cash generated from operations. We anticipate that our primary capital source will be positive cash flow from operations. If our sales goals do not materialize as planned, we believe that the Company can reduce its operating costs and achieve positive cash flow from operations. However, we may not generate sufficient revenues from product sales in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all.

(2)	Significant Accounting Policies

A)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts, inventory obsolescence, depreciable lives of property and equipment, analysis of impairments of recorded long term assets and intangibles, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services.

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

The allowance for doubtful accounts and returns and discounts is established through a provision reducing the carrying value of receivables. At December 31, 2016 and 2015, the allowance for doubtful accounts and returns and discounts was approximately $256,000 and $356,000, respectively.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2016 the Company recognized a charge of $260,000 for impairments for its property and equipment in anticipation of early retirement of equipment with the Los Angeles plant. There were no charges for equipment impairment prior to that in the prior years.

E)	Intangible Assets and Impairment Policy

Intangible assets are comprised of indefinite-lived brand names acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized, but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life is appropriate. As part of our impairment test, we first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If further testing is necessary, we compare the estimated fair value of our indefinite-lived intangible asset with its book value. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. For the years ended December 31, 2016 the Company recognized an impairment charge of $224,000 for the China Cola brand. For 2015, the Company did not recognize any impairment charges for its indefinite-lived intangible assets.

F)	Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000 at December 31, 2016. The Company may be exposed to risk for the amounts of funds held in bank accounts more than the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances more than the guarantee during the years ended December 31, 2016 and 2015.

During the year ended December 31, 2016, the Company had two customers who accounted for approximately 22% and 12% of its sales, respectively; and during the year ended December 31, 2015, the Company had two customers who accounted for approximately 28% and 14% of its sales, respectively. No other customer accounted for more than 10% of sales in either year. As of December 31, 2016, the Company had accounts receivable due from one customer who comprised $719,000 (25%) of its total accounts receivable; and as of December 31, 2015, the Company had accounts receivable due from two customers who comprised $782,000 (24%) and $373,000 (12%), respectively, of its total accounts receivable. No other customer accounted for more than 10% of accounts receivable in either year.

During the year ended December 31, 2016, the Company had utilized three separate co-pack packers for most its production and bottling of beverage products in the Eastern United States. Although there are other packers and the Company has outfitted our own brewery and bottling plant, a change in packers may cause a delay in the production process, which could ultimately affect operating results.

During the years ended December 31, 2016 and 2015, the Company had one vendor which accounted for approximately 26% and 25%, respectively of purchases. At December 31, 2016 and 2015, the Company had accounts payable due to two vendors who comprised 13% and 10% for the year ended December 31, 2016, and 14% and 12% of its total accounts payable, for the year ended December 31, 2015. No other account was more than 10% of the balance of accounts payable as of December 31, 2016, and December 31, 2015.

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, short-term bank loans, accounts payable, notes payable and other payables, approximate their fair values because of the short maturity of these instruments. The carrying values of capital lease obligations and long-term financing obligations approximate their fair values since the interest rates on these obligations are based on prevailing market interest rates.

The fair value of the warrant liability of $775,000 at December 31, 2016 was valued using Level 2 inputs.

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

The Company accounts for certain sales incentives for customers, including slotting fees, as a reduction of gross sales. These sales incentives for the years ended December 31, 2016 and 2015 were approximately $3,726,000 and $3,765,000, respectively.

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

For the years ended December 31, 2016 and 2015, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of the following as of:

	December 31,
	2016	2015
Warrants	803,909	341,261
Series A Preferred Stock	37,644	37,644
Options	1,048,500	980,000
Total	1,890,053	1,358,905

M)	Advertising Costs

Advertising costs are expensed as incurred and are included in selling expense in the amount of $254,000 and $105,000, for the years ended December 31, 2016 and 2015, respectively.

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

In presenting the Company’s statement of operations for the year ended December 31, 2015, the Company previously included $235,000 of banking fees as general and administrative expenses. In presenting the Company’s statement of operations for the years ended December 31, 2016 and 2015, the Company has reclassified these expenses to interest expense.

P)	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20 all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is currently in the process of analyzing the information necessary to determine the impact of adopting this new guidance on its financial position, results of operations, and cash flows. The Company will adopt the provisions of this statement in the first quarter of fiscal 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

In March 2016, the FASB issued the ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require, among other things, that all income tax effects of awards be recognized in the income statement when the awards vest or are settled. The ASU also allows for an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

(3)	Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market, and is comprised of the following as of:

	December 31, 2016	December 31, 2015
Raw Materials and Packaging	$3,874,000	$4,411,000
Finished Goods	3,011,000	3,563,000
	$6,885,000	$7,974,000

Consistent with prior years the Company prepaid for glass raw materials that was used in the following year. As of December 31, 2016, there was a balance of $294,000 as compared to a balance of $47,000 for prepaid inventory of as of December 31, 2015. The Company also decreased its reserve for obsolescence for the year ended December 31, 2016 by $175,000 to $115,000 from $290,000, respectively as obsolete inventory was disposed.

(4)	Property and Equipment

Property and equipment is comprised of the following as of:

	December 31, 2016	December 31, 2015
Land	$1,107,000	$1,107,000
Building	1,875,000	1,875,000
Vehicles	600,000	500,000
Machinery and equipment	3,696,000	3,800,000
Equipment under capital leases	226,000	857,000
Office equipment	475,000	469,000
Construction In Progress	4,610,000	977,000
	12,589,000	9,585,000
Accumulated depreciation	(4,863,000)	(4,216,000)
	$7,726,000	$5,369,000

Depreciation expense for the years ended December 31, 2016 and 2015 was $647,000 and $828,000, respectively. In addition, during the year ended December 31, 2016, the Company established a reserve of $260,000 for obsolete equipment in anticipation of the Los Angeles plant completion which is included as part of the cost of goods sold.

Accumulated depreciation on equipment held under capital leases was $226,000 and $461,000 as of December 31, 2016, and 2015, respectively. (See note 8).

(5)	Intangible Assets

Brand Names

Brand names consist of the following three trademarks for natural beverage as of December 31, 2016, and 2015. Virgil’s, China Cola, and Sonoma Sparkler brand names are deemed to have indefinite lives and are not amortized, but are tested for impairment annually. For the year ended December 31, 2016 the Company recognized an impairment charge of $224,000 for its China Cola Brand. The Company did not recognize any impairment for the year ended December 31, 2015.

	December 31, 2016	December 31, 2015
Virgil’s	$576,000	$576,000
China Cola	224,000	224,000
Sonoma Sparkler	229,000	229,000
Purchased Brands	1,029,000	1,029,000
Less reserve for impairment	(224,000)	-
Brand names	$805,000	$1,029,000

(6)	Notes Payable

The Company has a Loan and Security Agreement with PMC Financial Services Group, LLC (PMC) that provides a $6,000,000 revolving line of credit, a $3,000,000 term loan, and a Capital Expansion loan up to $4,700,000. The loans are secured by substantially all the assets of the Company and become due on January 1, 2019. The notes are as follows:

Revolving Line of Credit

The agreement provides a $6,000,000 revolving line of credit. At December 31, 2016 and 2015, the aggregate amount outstanding under the line of credit was $4,384,000 and$4,443,000, respectively.

The interest rate on the Revolving Loan was the prime rate plus .35% but was modified on December 7, 2016, such that the rate charge will be calculated on a sliding scale based on the trailing 6 month Earnings Before Interest Taxes and Depreciation (“EBITDA”). If the EBITDA measuring point stays below $1,000,000 where it is now, the rate will rise to 12% from the current rate of 9%. If EBITDA rises to $1,500,000 then the rate will be reduced to 9%. As of December 31, 2016, our effective rate under the revolving line was 9.5%. The monthly management fee is .45% of the average monthly loan balance.

The revolving line of credit is based on 85% of accounts receivable and 60% of eligible inventory and is secured by substantially all of the Company’s assets. As of December 31, 2016, the Company had no borrowing availability under the line of credit agreement

On April 25, 2016, the Company agreed with PMC to amend the definition of eligible inventory to include certain glass containers in exchange for 10,000 warrants. The total value of the line did not increase and the inclusion of the glass as defined under the amendment expired December 31, 2016. In connection with the agreement, the Company granted PMC 10,000 warrants at an exercise price of $3.90 per share with a term of five years and six months. The 10,000 warrants were valued at $15,000 using the Black Scholes Merton option pricing model and were recorded as a valuation discount. The following assumptions were made in valuing the 10,000 warrants; term of 5.5 years, volatility of 56.35%, expected dividends of 0% and discount rate of 1.50%. The value of the warrants was recorded as a valuation discount at issuance and was fully amortized to interest expense during the year ended December 31, 2016.

The line of credit matures on January 1, 2019 and is subject to a 1% prepayment penalty for prepayment prior to the first anniversary of the effective date.

Bank Notes

Bank notes consist of the following as of December 31, 2016 and 2015:

		December 31, 2016	December 31, 2015

(A)	Term Loans	$3,000,000	$3,000,000
(B)	Capex loan	3,950,000	1,883,000
(C)	Valuation discount	(78,000)	(132,000)
	Net	6,872,000	4,751,000
	Current portion	(953,000)	(341,000)
	Long term portion	$5,919,000	$4,410,000

(A)	Term Loans

In connection with the Loan and Security Agreement with PMC, the Company entered into two Term Loans of $1,500,000 each, for an aggregate borrowing of $3,000,000. The term loans are secured by all of the unencumbered assets of the Company and are due on January 1, 2019. The annual interest rate on the first loan was prime plus 5.75% (currently 9.5%), and the rate on the second loan was prime plus 11.60% (currently 14.85%) but was modified on December 7, 2016 such that the new rate will be based on the trailing 6 month EBITDA. If the EBITDA measuring point stays below $1,000,000 where it is now, the rate will rise to 12% from the current rate of 9%. If EBITDA rises to $1,500,000 then the rate will be reduced to 9%. As of December 31, 2016, and 2015, the amount outstanding was $3,000,000 and $3,000,000 respectively.

(B)	Capital Expansion (“CAPEX”) Loan

In connection with the Loan and Security Agreement with PMC, the Company entered into a Capital expansion loan which, after amendment allows a total borrowing of $4,700,000. The loans are secured by all of the property and equipment purchased under the loan. The interest rate on the CAPEX loan is the prime rate plus 5.75% (9.5% at December 31, 2016). Interest only is payable on CAPEX Loans through January 31, 2017, at which time principal and interest will be aggregated and repaid in equal monthly payments of principal and interest based on 48 month amortization. Currently, the estimated amount that will become due in a year is $953,000. At December 31, 2016 and 2015, the balance on the CAPEX loan balance was $3,950,000 and $1,883,000 respectively, and as of December 31, 2016, the Company had future borrowing availability of $750,000.

In addition, Reed’s agreed to pre-pay the CAPEX Loan by at least $300,000 from the proceeds of the sale of idle equipment, if such sale were to occur.

In conjunction with this loan the Company placed equipment with a cost of $250,000 at a co-packing facility to enable the co-packer to manufacture our products. Should the Company be unable to secure access to the equipment in the event of failure of the co-packer, the amount will become due and payable by the Company immediately.

(C)	Issuance of Warrants upon Amendments

On November 9, 2015, as part of restructuring of the Term Loans with PMC, the Company granted PMC 125,000 warrants at an exercise price of $4.50 per share for five years and six months. The 125,000 warrants were valued at $141,000 using the Black Scholes Merton option pricing model and were recorded as a valuation discount. The following assumptions were made in valuing the 125,000 warrants; term of 5.5 years, volatility of 56.04%, expected dividends 0% and discount rate of 0.68%. The value of the warrants of $141,000 was recorded as a valuation discount and is being amortized over the remaining 16 months of the term loans.

On May 13, 2016, as part of a further restructuring of the loans with PMC, the Company granted PMC 50,000 warrants at an exercise price of $4.50 per share with a term of five years and six months. The 50,000 warrants were valued at $38,000 using the Black Scholes Merton option pricing model and were recorded as a valuation discount. The following assumptions were made in valuing the 50,000 warrants; term of 5.5 years, volatility of 54.17%, expected dividends of 0% and discount rate of 1.49%. The value of the warrants of $38,000 was recorded as a valuation discount and is being amortized over the remaining term of the loans.

On December 7, 2016, the Company agreed to reprice the exercise price of 50,000 common stock purchase warrants granted under Amendment Twelve from $4.50 to $4.10 and to reprice the exercise price of 125,000 common stock purchase warrants granted under Amendment Ten from $5.01 to $4.10. The following assumptions were made in repricing the warrants; term of 3.5 years, volatility of 49.52%, expected dividends 0% and discount rate of 0.74%. The incremental value of the warrants before and after the modification of $38,000 will be amortized over the remaining 24 months of the term loans. Reed’s also agreed to pay a one-time fee of $35,000.

During the years ended December 31, 2016 and 2015 amortization of the discount was $130,000 and $9,000 respectively, and the unamortized discount was $78,000 and $132,000 as of December 31, 2016 and 2015, respectively.

(D)	Interest Rates

Notwithstanding the other borrowing terms above, if Excess Borrowing Availability under the $6 million Revolving line of credit remains more than $1,500,000 at all times during the preceding month (currently Reed’s Borrowing Availability is zero) the additional interest rate for all loans will be eliminated. The following chart summarizes the loans as of December 31, 2016,

Description	Base Interest Rate	Increase in Prime	Original rate	Additional Interest	Current rate
Term A	9.00%	0.50%	9.50%	3.00%	12.50%
Term B	11.60%	0.50%	12.10%	3.00%	15.10%
Line of Credit (Prime Plus)	0.35%	3.75%	4.10%	3.00%	7.10%
Capital Loans	9.00%	0.50%	9.50%	3.00%	12.50%

(7)	Long Term Financing Obligation

Long term financing obligation is comprised of the following as of:

	December 31,
	2016	2015
Financing obligation	$2,378,000	$2,538,000
Valuation discount	(825,000)	(935,000)
Net long term financing obligation	$1,553,000	$1,603,000
Less current portion	(190,000)	(160,000)
Long term financing obligation	$1,363,000	$1,443,000

On June 15, 2009, the Company closed escrow on the sale of its two buildings and its brewery equipment and concurrently entered a long-term lease agreement for the same property and equipment. In connection with the lease the Company has the option to repurchase the buildings and brewery equipment from 12 months after the commencement date to the end of the lease term at the greater of the fair market value or an agreed upon amount. Since the lease contains a buyback provision and other related terms, the Company determined it had continuing involvement that did not warrant the recognition of a sale; therefore, the transaction has been accounted for as a long-term financing. The proceeds from the sale, net of transaction costs, have been recorded as a financing obligation in the amount of $3,056,000. Monthly payments under the financing agreement are recorded as interest expense and a reduction in the financing obligation at an implicit rate of 9.9%. The financing obligation was personally guaranteed up to a limit of $150,000 by the principal shareholder, former Chief Executive Officer and current Chief Innovation Officer, Christopher J. Reed.

In connection with the financing obligation, the Company issued an aggregate of 400,000 warrants to purchase its common stock at $1.20 per share for five years. The 400,000 warrants were valued at $752,000 and reflected as a debt discount, using the Black Scholes Merton option pricing model. The following assumptions were utilized in valuing the 400,000 warrants: strike price of $2.10 to $2.25; term of 5 years; volatility of 91.36% to 110.9%; expected dividends 0%; and discount rate of 2.15% to 2.20%. The 400,000 warrants were recorded as valuation discount and are being amortized over 15 years, the term of the purchase option. Amortization of valuation discount was $50,000 during both of the years ended December 31, 2016 and 2015.

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

The aggregate amount due under the financing obligation at December 31, 2016 and 2015 was $2,377,000 and $2,538,000, respectively. Aggregate future obligations under the financing obligation are as follows:

Year	Amount
2017	$190,000
2018	222,000
2019	259,000
2020	299,000
2021	344,000
Thereafter	1,064,000
Total	$2,378,000

(8)	Obligations Under Capital Leases

The Company leases equipment for its brewery operations with an aggregate value of $903,000 under 10 non-cancelable capital leases. In addition, the company leases vehicles and office equipment with rates and monthly payments range from $189 to $10,441 per month, including interest, at interest rates ranging from 3.50% to 17.31% per annum. The principal balance due under these leases was $621,000 and $643,000 at December 31, 2016 and 2015, respectively. At December 31, 2016, monthly payments under these leases aggregated $19,000. The leases expire at various dates through 2021.

Future minimum lease payments under capital leases are as follows:

Years Ending December 31,
2017	$223,000
2018	227,000
2019	190,000
2020	62,000
2021	6,000
Total payments	$708,000
Less: Amount representing interest	(87,000)
Present value of net minimum lease payments	$621,000
Less: Current portion	(183,000)
Non-current portion	$438,000

(9)	Warrant Liability

The Company issued warrants to investors and a placement agent as part of our June 2, 2016 financing transaction. In accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), the fair value of these warrants are classified as a liability on the Company’s balance sheet as according to the warrant terms, a fundamental transaction could give rise to an obligation of the Company to pay cash to such warrant holders. Corresponding changes to the fair value of the warrants are recognized in earnings on the Company’s statements of operations in each subsequent period.

The warrant liability was valued at the following dates using Black-Scholes-Merton option pricing model with the following average assumptions:

	Issuance Date	December 31, 2016
Stock Price	$3.34	$4.10
Risk free interest rate	1.50%	1.58%
Expected Volatility	55.82%	55.81%
Expected life in years	5	4.42
Expected dividend yield	0%	0%

Fair Value – Warrants	$543,000	$775,000

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the warrant was determined by the remaining contractual life of the warrant instrument. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

(10)	Stockholders’ Equity

Preferred Stock

Series A

Series A Preferred stock consists of 500,000 shares $10.00 par value, 5% non-cumulative, participating, preferred stock. As of December 31, 2016, and 2015, there were 9,411 shares outstanding, with a liquidation preference of $10.00 per share. Each share of Series A Preferred stock can be converted into four shares of Reed’s common stock.

The Series A Preferred shares have a 5% pro-rata annual non-cumulative dividend. The dividend can be paid in cash or, in the sole and absolute discretion of our board of directors, in shares of common stock based on its then fair market value. We cannot declare or pay any dividend on shares of our securities ranking junior to the preferred stock until the holders of our preferred stock have received the full non-cumulative dividend to which they are entitled. In addition, the holders of our preferred stock are entitled to receive pro rata distributions of dividends on an “as converted” basis with the holders of our common stock. During the year ended December 31, 2016 the Company accrued and paid a $5,000 dividend payable to the preferred shareholders, which the board of directors elected to pay through the issuance of 1,504 shares of its common stock. During the year ended December 31, 2015 the Company paid a $5,000 dividend payable to the preferred shareholders through the issuance of 751 shares of its common stock.

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

The Series A preferred stock may be converted, at the option of the holder, at any time after issuance and prior to the date such stock is redeemed, into four shares of common stock, subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, recapitalization, reclassification and similar transactions. We are obligated to reserve out of our authorized but unissued shares of common stock enough such shares to affect the conversion of all outstanding shares of Series A preferred stock. During 2016, no shares of Series A preferred stock were converted into common stock.

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

Common Stock

Common stock consists of $.0001 par value, 19,500,000 shares authorized, 13,982,230 shares outstanding as of December 31, 2016, and 13,160,860 shares outstanding as of December 31, 2015.

During the year ended December 31, 2016, the Company entered into a securities purchase agreement with institutional investors in a private financing transaction for the issuance and sale of 692,412 shares of the Company’s common stock and warrants to purchase 346,206 shares of common stock. The net proceeds to the Company from the offering were $2,113,000 after deducting underwriting discounts, commissions and offering expenses. The investor warrants have an exercise price of $4.25 per share and a term of 5 years. As per the terms of the offering, the placement agent received 72,703 warrants and a term of 5 years at an exercise price of $3.74.

In connection with the issuance of the warrants, the Company recorded a warrant liability on its balance sheet as a fundamental transaction could give rise to an obligation of the Company to pay cash to such warrant holders. Corresponding changes to the fair value of the warrants are recognized in earnings on the Company’s statements of operations in each subsequent period. The Company determined the aggregate initial fair value of the warrants in the financing transaction to be $543,000 valued using Black-Scholes-Merton option pricing model. For financial statement purposes, the amount of the warrant liability created from the issuance of the warrants of $543,000 has been offset to the net cash proceeds received of $2,113,000, resulting in a reduction of additional paid-in capital of $543,000 from the sale of the shares of common stock and warrants.

During the year ended December 31, 2016, the Company sold 30,000 shares of its common stock to certain officers of the Company at $3.90 per share with total proceeds of $117,000.

During the year ended December 31, 2016, the Company issued 4,228 shares of common stock for consulting services valued at an aggregate value of $15,000 for services rendered.

(11)	Stock Options and Warrants

A)	Stock Options

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

During the years ended December 31, 2016 and 2015, the Company granted 172,500 and 548,000 options, respectively, to purchase the Company’s common stock at a weighted exercise price of $4.01 and $5.63, respectively, to employees under the Plans. The fair value of the options granted during the years ended December 31, 2016 and 2015 was $714,000 and $1,398,000, respectively.

The weighted-average grant date fair value of options granted during 2016 and 2015 was $4.01 and $2.54, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. For purposes of determining the expected life of the option, an average of the estimated holding period is used. The risk-free rate for periods within the contractual life of the options is based on the U. S. Treasury yield in effect at the time of the grant.

	Year ended December 31,
	2016	2015
Expected volatility	57%	56 - 62%
Expected dividends	—	—
Expected average term (in years)	1.77	3.5 - 4.5
Risk free rate - average	0.77%-1.81%	0.69% - 1.64%
Forfeiture rate	0	0

The aggregate fair value of the options vesting, net of forfeitures, during the years ended December 31, 2016 and 2015 was $658,000 and $877,000, respectively, and has been reflected as compensation cost. As of December 31, 2016, the aggregate value of unvested options was $700,000 which will be amortized as compensation cost as the options vest, over 2 to 4 years.

During the year ended December 31, 2016 there were 84,000 options exercised into 76,966 shares of common stock at an average price of $1.37. Most of such exercises were cash-less, however, the Company did receive proceeds from certain exercises aggregating $71,000.

During the year ended December 31, 2015 there were 135,833 stock options exercised on a cashless basis at exercise prices between $1.14 and $4.60 per share, issuing 57,112 shares of common stock.

A summary of option activity as of December 31, 2016, and changes during the two years then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	705,333	$3.96
Granted	548,000	5.01
Exercised	(135,833)	3.36
Forfeited or expired	(137,500)	4.85
Outstanding at December 31, 2015	980,000	3.96	3.41	$843,000
Granted	172,500	4.01
Exercised	(84,000)	1.36
Forfeited or expired	(20,000)	4.92
Outstanding at December 31, 2016	1,048,500	$4.68	3.80	$61,000
Exercisable at December 31, 2016	543,534	$4.61	3.04	$39,000

As of December 31, 2016, the aggregate intrinsic values of $61,000 was calculated as the difference between the market price and the exercise price of the Company’s stock, which was $4.10 as of December 31, 2016.

A summary of the status of the Company’s non-vested shares granted under the Company’s stock option plan as of December 31, 2016 and changes during the year then ended is presented below:

Additional information regarding options outstanding as of December 31, 2016, is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2015	661,083	$2.41
Granted	172,500	4.01
Vested	(316,117)	4.61
Forfeited	(12,500)	4.92
Nonvested at December 31, 2016	504,966	$4.68

B)	Warrants

	Options Outstanding at December 31, 2016			Options Exercisable at December 31, 2016

Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$2.00 - $3.99	237,500	6.27	$3.83	143,700	$3.89
$4.00 - $5.99	811,000	3.08	$4.93	399,834	$4.87
	1,048,500	3.80	$4.68	543,534	$4.61

On June 2, 2016, the Company granted warrants to purchase 346,206 shares of common stock in connection with the common stock offering. The warrants have an exercise price of $4.25 per share and a term of 5 years. In addition, the Company granted Maxim Group LLC who acted as the placement agent for the offering warrants to purchase up to 72,703 shares of common stock at an exercise price of $3.74 and are exercisable for a term of 5 years. The exercise prices of the warrants are subject to customary adjustments in the event of stock dividends and splits, and the warrants contain protective provisions in the event of fundamental transactions.

During the year ended December 31, 2016, 16,260 warrants were exercised into 16,260 shares of common stock for $45,000.

The following table summarizes warrant activity for the two years ended December 31, 2016:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31,2014	301,963	$4.49
Granted	125,000	$4.50
Exercised	(34,692)
Forfeited or expired	(51,010)	-
Outstanding at December 31, 2015	341,261	$5.17	3.30	$152,000
Granted	478,909	$4.50
Exercised	(16,260)	$2.77
Forfeited or expired	(1)
Outstanding at December 31, 2016	803,909	$4.50	4.00	$26,000
Exercisable at December 31, 2016	803,909	$4.54	4.20	$26,000

As of December 31, 2016, the aggregate intrinsic value of $26,000 for both outstanding and exercisable was calculated as the difference between the market price of the company which was $4.10 and the exercise price.

The following table summarizes the outstanding warrants to purchase Common Stock at December 31, 2016:

Number	Price	Expiration Dates
200,000	$5.60	Sep-19
125,000	$4.10	May-21
10,000	$3.90	Oct-21
50,000	$4.10	Nov-21
346,206	$4.25	Jun-21
72,703	$3.74	Jun-21
803,909

(12)	Income Taxes

At December 31, 2016 and 2015, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $21.3 million and $18.6 million for Federal purposes, respectively, and $14.5 million and $13.3 million for state purposes respectively. The Federal carryforward expires in 2034 and the state carryforward expires in 2019. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2016 and 2015, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2016, and 2015, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2009 through 2016 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

Significant components of the Company’s deferred income tax assets are as follows as of:

	December 31, 2016	December 31 2015
Deferred income tax asset:
Net operating loss carryforward	$10,325,000	$9,034,000
Valuation allowance	(10,325,000)	(9,034,000)
Net deferred income tax asset	$0	$0

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	December 31, 2016	December 31 2015
Federal Statutory tax rate	(34%)	(34%)
State tax, net of federal benefit	(5%)	(5%)
	(39%)	(39%)
Valuation allowance	39%	39%
Effective tax rate	-%	-%

(13)	Commitments and Contingencies

Lease Commitments

The Company leases warehouse space under non-cancelable operating leases. Rental expense under these and other operating leases for the years ended December 31, 2016 and 2015 was $137,000 and $209,000, respectively. These leases expire in November 2017.

Future payments under these leases as of December 31, 2016, are as follows:

Year ending December 31,	Amount
2017	$137,000
2018	-
Total	$137,000

Other Commitments

The Company has entered into contracts with customers with clauses that commit the Company to pay fees if the Company terminates the agreement early or without cause. The contracts call for the customer to have the right to distribute the Company’s products to a defined type of retailer within a defined geographic region. If the Company should terminate the contract or not automatically renew the agreements without cause, amounts would be due to the customer. As of December 31, 2016 and 2015, the Company has no plans to terminate or not renew any agreement with any of their customers; therefore, no such fees have been accrued in the accompanying financial statements.

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

During the year, Judy Reed, wife of Christopher J. Reed, served as Corporate Secretary along with being a member of the Board of Directors. Her replacement to the board was elected November 29, 2017 and she has agreed to remain as Corporate Secretary until a replacement can be found. Complete compensation information follows below in Part III.

(16)	Subsequent Events

On April 19, 2017, three accredited investors that are party to that certain Securities Purchase Agreement dated May 26, 2016 and hold participation rights in the Company’s financing transactions agreed to waive their participation rights with regard to the April 21, 2017 financing. In consideration, these investors’ participation rights, expiring in May 2017, were extended for a period of two years. In addition, the Company increased the terms of their outstanding warrants by one year and reduced the exercise price from $4.25 to $3.00 and also issued five-year warrants to purchase an aggregate of 210,111 shares of common stock at the exercise price of $3.00 to these investors. The newly issued warrants contain customary anti-dilution provisions.

After December 31, 2016 Chris Reed (CEO) and Daniel Miles (CFO) advanced working capital funds of $381,000 and $120,000 respectively to the Company for working capital uses. Chris Reed will be repaid $240,000 in April 2017 and the remainder for both Chris Reed and Daniel Miles will be repaid by the end of this year.

On April 19, 2017, Chris Reed resigned from his position as Chief Executive Officer of Reed’s, effective immediately. Concurrently, Mr. Reed was appointed as Chief Innovation Officer. Mr. Reed will continue to serve as non-independent director of Reed’s Board of Directors.

On April 19, 2017, Stefan Freeman, one of the Company’s independent directors, was appointed as interim Chief Executive Officer of Reed’s.

On April 21, 2017 (“Closing Date”), pursuant to a Securities Purchase Agreement (“Purchase Agreement”), Reed’s Inc., a Delaware corporation (“Reed’s” or the “Company”) sold and issued a convertible subordinated note in the principal amount of $3,400,000 (“Note”) and warrants to purchase 1,416,667 shares of common stock (“Warrant Shares”) to Raptor/ Harbor Reeds SPV, LLC. The Note bears interest at a rate of 12% per annum, compounded monthly on a 365-day year/ 30-day month basis. The Note is secured by a second priority security interest in the Company’s assets, which is subordinate to the first priority security interest of PMC Financial Services Group, LLC. The Note matures on the two-year anniversary of the Closing date and may not be prepaid. After 180 days, the Note may be converted, at any time and from time to time, into 1,133,333 shares of common stock of the Company (“Conversion Shares”). The Warrants will expire on the fifth (5th) anniversary of the Closing Date and have an exercise price equal to $4.00. Warrants will not be exercisable until 180 days after the Closing date. The Note and Warrant contain customary anti-dilution provisions and the Conversion Shares and Warrant Shares are subject to a registration rights agreement. The investor was granted a right to participate in future financing transactions of the Company for a term of two years.

To facilitate the close of the agreement between Reed’s Inc. and Raptor/ Harbor Reeds SPV LLC, Reed’s Inc. granted an acceleration of the maturity of existing indebtedness with PMC from January 1, 2019 to October 21, 2018.

The fair value of the warrants and conversion feature was determined to be $3,400,000 and will be recorded as a valuation discount and amortized as interest expense over the term of the note.

The Company intends to use the net proceeds from the offering of approximately $3,240,000 for working capital and general corporate purposes. Wunderlich Securities, the Company’s placement agent, will receive a fee of approximately $160,000 of the gross proceeds.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarter of 2016, ending December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

General

Reed’s current directors current have terms which will end at the next annual meeting of the stockholders or until their successors are elected and qualify, subject to their death, resignation or removal. Officers serve at the discretion of the board of directors. Our board members are encouraged to attend meetings of the board of directors and the annual meeting of stockholders. The board of directors held eighteen meetings in 2016. The following table sets forth certain information with respect to our current directors and executive officers as of December 31, 2016:

Name	Position	Age
Christopher J. Reed	Director, Chief Innovation Officer	58
Daniel V. Miles	Chief Financial Officer	61
Mark B. Beaton	Chief Operating Officer	53
Neal Cohane	Senior Vice President of Sales	57
John Bello	Chairman of the Board and member of Compensation Committee	70
Stefan Freeman	Interim Chief Executive Officer, Director and Chairman of the Compensation Committee	55
Lewis Jaffe	Director and Chairman of the Governance Committee	58
Charles Cargile	Director and Chairman of the Audit Committee	52

Business Experience of Directors and Executive Officers

Christopher J. Reed founded our company in 1987. Since inception, Mr. Reed has served in the roles of Chairman, President, Chief Executive Officer and is currently our Chief Innovation Officer and non-independent Director since our incorporation in 1991. Mr. Reed also served as Chief Financial Officer during fiscal year 2007 until October 1, 2007 and again from April 17, 2008 to January 19, 2010. Mr. Reed remains a Director of the Company with the election of John Bello as Chairman of the Board by fellow Board members. Mr. Reed has been responsible for our design and products, including the original product recipes, the proprietary brewing process and the packaging and marketing strategies. Mr. Reed received a B.S. in Chemical Engineering in 1980 from Rennselaer Polytechnic Institute in Troy, New York.

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

John Bello is Reed’s Board Chairman and sales and marketing expert. Since 2001, Mr. Bello has been the Managing Director of JoNa Ventures, a family venture fund. From 2004 to 2012 Mr. Bello also served as Principal and General Partner at Sherbrooke Capital, a venture capital group dedicated to investing in leading, early stage health and wellness companies. Mr. Bello is the founder and former CEO of South Beach Beverage Company, the maker of nutritionally enhanced teas and juices marketed under the brand name SoBe. The company was sold to PepsiCo in 2001 for $370 million and in the same year Ernst and Young named Mr. Bello National Entrepreneur of the Year in the consumer products category for his work with SoBe. Before founding SoBe, Bello spent 14 years at National Football League Properties, the marketing arm of the NFL and served as its President from 1986 to 1993. As the President, Mr. Bello has been credited for building NFL Properties into a sports marketing leader and creating the model by which every major sports league now operates.

Prior to working for the NFL, Mr. Bello served in marketing and strategic planning capacities at the Pepsi Cola Division of Pepsico Inc. and in product management roles for General Foods Corporation in the Sanka and Maxwell House brands. Mr. Bello has also worked with IZZE and Firefighter brands in brand building, marketing and strategic planning capacities.

Mr. Bello earned his BA from Tufts University, cum laude, and received his MBA from the Tuck School of business at Dartmouth College as an Edward Tuck Scholar. Mr. Bello is extensively involved in non-profit work and currently serves as a Tufts University Trustee and advisory board member (athletics). Additionally, he serves on the boards of: the Gordon Entrepreneurial Center at Tufts, the Tuck Center for Private Equity, the YMCA in Rye, New York and the New York Council Boy Scouts of America. Mr. Bello also serves on the board of Boathouse Sports and is executive director of Luminesce Eye Therapies.

Lewis Jaffe is a Director and Chairman of the Governance Committee. Since August 2014, Mr. Jaffe has been teaching as an Executive-in-Residence and Clinical Faculty at the Fred Kiesner Center for Entrepreneurship, Loyola Marymount University. Since January 2010 Mr. Jaffe has served as Chairman of the Board for FitLife Brands Inc (FTLF:OTCBB) and serves on its audit, compensation and governance committees. Since 2006 he has served on the board of Director of York Telecom, a private equity owned company, and serves on its compensation and governance committees. From 2006 to 2008 Mr. Jaffe was Interim Chief Executive Officer and President of Oxford Media, Inc. Mr. Jaffe has also served in executive management positions with Verso Technologies, Inc., Wireone Technologies, Inc., Picturetel Corporation, and he was also previously a Managing Director of Arthur Andersen. Mr. Jaffe was the co-founder of MovieMe Network. Mr. Jaffe also served on the Board of Directors of Benihana, Inc. as its lead independent director from 2004 to 2012.

Mr. Jaffe is a graduate of the Stanford Business School Executive Program, holds a Bachelor of Science from LaSalle University and holds a Masters Professional Director Certification from the American College of Corporate Directors, a public company director education and credentialing program.

Stefan Freeman, was appointed Interim Chief Executive Officer on April 19, 2016 and is Chairman of the Compensation Committee. Mr. Freeman is a strategic and performance focused executive with more than 25 years in sales operations, manufacturing and supply chain operations in beverages and consumer products. Mr. Freeman has worked for the three largest soda companies in the world and was promoted within each company. From 2011 through 2014, Mr. Freeman was the Regional Vice President of Manufacturing for Coca-Cola Refreshments, managing eight manufacturing plants located throughout Southern California, Arizona and Hawaii. These plants produced 231 million cases with revenues in excess of $500 million annually. In 2014 Mr. Freeman was promoted from within Coca-Cola Refreshments to Vice President of Fleet Operations in Atlanta, Georgia where he managed one of the five largest fleet operations in North America through April 2016. Prior to working for Coca-Cola, Mr. Freeman was Director of Supply Chain for Dean Foods’ Pacific Coast Group, managing nine production facilities with responsibility for a $155 million annual operating budget. Other prior positions include Director of Sales Operations for Dr. Pepper Snapple Group and Supply Chain Manager and Plant Manager for Pepsi-Cola Bottling Group.

Mr. Freeman hold a Bachelors of Science in mechanical engineering from Tuskegee University and is an active member of the Cisco Systems Global Manufacturing Advisory Board.

Charles Cargile is a Director and Chairman of the Audit Committee. Mr. Cargile has a distinguished career as a financial and strategic management executive. Most recently, Mr. Cargile was Senior Vice President, Chief Financial Officer and Treasurer of NASDAQ listed Newport Corporation from 2000 to 2016. He successfully oversaw the acquisition of Newport by MKS Instruments in April, 2016 for $980 million; an acquisition price 11 times 2015 EBITDA and at a 53% premium to the share price. Prior to his time at Newport Corporation, from 1998 to 2000 Mr. Cargile was Vice President of Finance and Corporate Development at York International Corporation (now part of Johnson Controls). From 1992 to 1998 Mr. Cargile was Corporate Controller and Chief Accounting Officer at BW/IP, Inc. (now Flowserve Corporation). Currently, Mr. Cargile is head of Cargile Financial and Advisory Services based in Newport Coast, CA. He is the lead independent director at Netlist and was recently appointed Chief Executive Officer at Sunworks.

Mr. Cargile holds a Bachelor of Science degree in Accounting from Oklahoma State University and a Master’s degree in Business Administration from the Marshall School of Business at the University of Southern California. Mr. Cargile has his Professional Director Certification from the American College of Corporate Directors.

Legal Proceedings

To the best of our knowledge, none of our executive officers or directors are parties to any material proceedings adverse to Reed’s, have any material interest adverse to Reed’s or have, during the past ten years been subject to legal or regulatory proceedings required to be disclosed hereunder.

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

Director Independence

The board of directors has determined that three members of our board of directors, Mr. Bello, Mr. Cargile and Mr. Jaffe, are independent under the New York Stock Exchange Listed Company Manual. We intend to maintain at least three independent directors on our board of directors in the future.

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

Our Audit Committee is comprised of Chairman Cargile, Mr. Jaffe and Mr. Freeman. The board of directors has determined that the three members of the Audit Committee are independent under the rules of the SEC Section 803A of the NYSE MKT Listed Company Guide and that Mr. Cargile qualifies as an “audit committee financial expert,” as defined by the rules of the SEC. Our board of directors has adopted a written charter for the Audit Committee meeting applicable standards of the SEC and the New York Stock Exchange.

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

Our Compensation Committee is comprised of Mr. Freeman, Mr. Jaffe, Mr. Cargile and Mr. Bello The board of directors has determined that all of the members of the Compensation Committee are independent under Section 803A of the NYSE MKT Company Guide. In affirmatively determining the independence of a director who will serve on the compensation committee, the Company’s board considered all factors specifically relevant to whether the director has a relationship to the Company which is material to the director’s ability to be independent from management in connection with the duties of a committee member, including, without limitation: (1) the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by the Company; and (2) whether the director is affiliated with the Company, or an affiliate of the Company. The position of Interim Chief Executive Officer falls within an exception and does not invalidate an independence determination.

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

Our Nominations and Governance Committee is comprised of Chairman Jaffe and Mr. Cargile. The board of directors has determined that all of the members of the Nominations and Governance Committee are independent under the rules of Section 803A of the NYSE MKT Company Guide. Our board of directors has adopted a written charter for the Nominations and Corporate Governance Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities.

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Reed’s under 17 CFR 240.16a-3(e) during our most recent fiscal year and Forms 5 and amendments thereto furnished to Reed’s with respect to our most recent fiscal year or written representations from the reporting persons, we believe that during the year ended December 31, 2015 our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table summarizes all compensation for fiscal years 2016 and 2015 received by our principal executive officer, current and former principal financial officers, current and former chief operating officers, and our current Senior Vice principal of Sales who were and currently are our “Named Executive Officers”.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards ($)(1)	Non- Equity Incentive	Non- Qualified Deferred Compensation Earnings	All Other Compensation - 2	Total

Christopher J. Reed	2015	226,583	4,000						230,583
Chief Executive Officer	2016	227,000	40,000					4,320	271,320

Daniel V. Miles	2015	113,414	4,000	-	-	-	-	1,800	119,214
Principal Financial Officer	2016	175,000	40,000	-	-	-	-	4,320	219,320

Lawrence W. Tomsic	2015	84,706						22,500	107,206
(former Principal Financial Officer) (3)	2016								0

Mark Beaton	2015	109,252	40,000	-	-	-	-	1,800	151,052
Chief Operating Officer	2016	158,328			-			4,320	162,648

Neal Cohane	2015	210,000	25,000	-	-	-	-	21,067	256,067
SVP sales	2016	210,000	40,000					12,000	262,000

(1) The amounts represent the fair value for share-based payment awards issued during the year. The award is calculated on the date of grant in accordance with Financial Accounting Standards, excluding any impact of assumed forfeiture rates.

(2) Other compensation include both cash payments and the estimated value of the use of company assets.

(3) Reed’s and Lawrence W. Tomsic agreed to a mutual separation on May 29, 2015 and includes severance of $22,500

Employment Agreements

There are no employment agreements with our executive officers. Mr. Reed is currently paid an annual salary of $227,000. Mr. Cohane is paid an annual salary of $210,000. Mr. Miles and Mr. Beaton are currently paid an annual salary of $175,000. Any bonuses are discretionary.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2016

Name and Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Christopher J. Reed, Chief Executive Officer	25,000		-1		$4.00	3/3/2018
	30,000	10,000	-2	-	$4.60	4/9/2019
	40,000	30,000	-4		$5.01	1/15/2020
Daniel Miles, Chief Financial Officer	66,667	33,333	-3	-	$5.01	5/8/2020
Neal Cohane, SVP Sales	30,000		-2	-	$4.00	3/3/2018
	30,000	10,000	-2	-	$4.60	4/9/2019
	40,000	30,000	-4	-	$5.01	1/15/2020
Mark Beaton, Chief Operating Officer	66,667	33,333	-3	-	$5.01	3/16/2020

(1) Options vest 25% immediately and 25% per year.

(2) These options vest 33% per year.

(3) These options vest 50% per year.

(4) These options vest 25% per year.

Director Compensation

The following table summarizes the compensation paid to our directors for the fiscal year ended December 31, 2016

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Judy Holloway Reed (1)	$4,062					$4,062
Mark Harris (2)	-	$900				$900
Daniel S.J. Muffoletto (1)	$11,230					$11,230
Michael Fischman	$3,000					$3,000
Stefan Freeman	$1,667					$1,667
Lewis Jaffe	$2,117					$2,117
Charles Cargile	$1,667					$1,667
John Bello	$16,666					$16,666

(1)	Former directors, term ended November 29, 2016

(2)	Former director, resigned June 1, 2016

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table reflects, as of March 31, 2017, the beneficial common stock ownership of: (a) each of our directors, (b) each of our current named executive officers, (c) each person known by us to be a beneficial holder of 5% or more of our common stock, and (d) all of our executive officers and directors as a group.

Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated, the principal address of each listed executive officer and director is 13000 South Spring Street, Los Angeles, California 90061.

Named Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)

Directors and Named Executive Officers
Christopher J. Reed (2)	2,478,890	18%
John Bello*	16,666	0%
Stefan Freeman*	10,000	0%
Lewis Jaffe*	10,000	0%
Charles Cargile*	10,000	0%
Daniel V. Miles	138,000	1%
Mark Beaton*	100,000	1%
Neal Cohane	245,677	2%
Directors and executive officers as a group (9 persons)	3,009,233	22%
5% or greater stockholders
Robert Reed	800,000	6%

* Less than 1%.

Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 24, 2016 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Percentage of ownership is based on 13,908,247 shares of common stock outstanding as of March 24, 2016.

(2) Jointly owned with his wife, Judy Reed.

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

During the years December 31, 2016 and 2014, we have participated in the following transactions in which a related person had or will have a direct or indirect material interest:

During the year ended December 31, 2008, the Company entered into an agreement for the distribution of its products internationally. The agreement is between the Company and a company controlled by two brothers of Christopher Reed, Chief Executive Officer of the Company. The agreement was terminated on January 1, 2015. During the year ended December 31, 2016, the Company paid no commissions and for the year ended December 31, 2015 paid commissions of $1,000.

Item 14. Principal Accounting Fees and Services

Weinberg & Company, P.A. (“Weinberg”) was our independent registered public accounting firm for the years ended December 31, 2016 and 2015.

The following table shows the fees paid or accrued by us for the audit and other services provided by Weinberg for the years ended December 31, 2016 and 2015.

	2016	2015

Audit Fees	$105,382	$142,000
Audit-Related Fees		0
Tax Fees	30,902	24,000
All Other Fees		0
Total	$136,284	$166,000

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

Audit Fees

Services provided to us by Weinberg with respect to such periods consisted of the audits of our financial statements and limited reviews of the financial statements included in Quarterly Reports on Form 10-Q. Weinberg also provided services with respect to the filing of our registration statements in 2016 and 2015.

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

Date: April 24, 2017	REED’S, INC.
a Delaware corporation

	By:	/s/ Stefan Freeman
Stefan Freeman
Interim Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stefan Freeman	Interim Chief Executive Officer,	April 24, 2017
Stefan Freeman	(Principal Executive Officer)

/s/ Daniel V. Miles	Chief Financial Officer	April 24, 2017
Daniel V. Miles	(Principal Financial Officer)

/s/ John Bello	Chairman of the Board	April 24, 2017
John Bello

/s/ Christopher J. Reed	Chief Innovation Officer, Director	April 24, 2017
Christopher J. Reed

/s/ Lewis Jaffe	Director	April 24, 2017
Lewis Jaffe

/s/ Charles Cargile	Director	April 24, 2017
Charles Cargile

EXHIBIT INDEX

3.1	Certificate of Incorporation of Reed’s, Inc. as filed September 7, 2001 (Incorporated by reference to Exhibit 3.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.2	Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc. as filed September 27, 2004 (Incorporated by reference to Exhibit 3.2 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.3	Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc. as filed December 18, 2007 (Incorporated by reference to Exhibit 3.3 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))

3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Reed’s, Inc. as filed October 12, 2004 (Incorporated by reference to Exhibit 3.3 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.5	Certificate of Correction to Certificate of Designations as filed November 10, 2004 (Incorporated by reference to Exhibit 3.4 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.7	Bylaws of Reed’s Inc., as amended (Incorporated by reference to Exhibit 3.1 to Reed’s, Inc.’s Current Report on Form 8-K filed December 19, 2012)

4.1	Form of common stock certificate (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

4.2	Form of Series A preferred stock certificate (Incorporated by reference to Exhibit 4.2 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

4.3	Form of 2017- 1 Warrant (Incorporated by Reference to Exhibit 4.1 to Reed’s Inc. Current Report on Form 8-K, as filed April 24, 2017)

4.4	Form of 2017-2 Warrant (Incorporated by Reference to Exhibit 4.2 to Reed’s Inc. Current Report on Form 8-K, as filed April 24, 2017)

10.4*	2007 Stock Option Plan (Incorporated by reference to Exhibit 10.22 to Reed’s, Inc.’s Form 10-K filed March 27, 2009)

10.5	Securities Purchase Agreement dated April 21, 2017 by and between Reed’s Inc. and Raptor/ Harbor Reeds SPV, LLC (Incorporated by Reference to Exhibit 10.1 to Reed’s Inc. Current Report on Form 8-K, as filed April 24, 2017)

10.6	Security Agreement by and between Reed’s Inc. and Raptor/ Harbor Reeds SPV, LLC (Incorporated by Reference to Exhibit 10.2 to Reed’s Inc. Current Report on Form 8-K, as filed April 24, 2017)

10.7	Registration Rights Agreement by and between Reed’s Inc. and Raptor/ Harbor Reeds SPV, LLC (Incorporated by Reference to Exhibit 10.3 to Reed’s Inc. Current Report on Form 8-K, as filed April 24, 2017)

10.8	Amendment Number Fifteen to Amended and Restated Loan and Security Agreement between Reed’s Inc. and PMC Financial Services Group, LLC dated April 21, 2017 (Incorporated by Reference to Exhibit 10.4 to Reed’s Inc. Current Report on Form 8-K, as filed April 24, 2017)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-157359))

21.	Subsidiaries of Reed’s, Inc., filed herewith.

23.1	Consent of Weinberg & Co., P.A., filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

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

