Form 10-Q
period 2017-03-31
REED'S, INC.
filed 2017-05-15
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer (do not check if Smaller Reporting Company) [ ]
Smaller Reporting Company [X]	Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 13,982,230 shares of Common Stock outstanding as of May 10, 2017.

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

2

3

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S INC.CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)
Current assets:
Cash	$197,000	$451,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $282,000 and $256,000, respectively	2,414,000	2,485,000
Inventory, net of reserve for obsolescence of $165,000 and $115,000, respectively	5,516,000	6,885,000
Prepaid and other current assets	377,000	500,000
Total Current Assets	8,504,000	10,321,000
Property and equipment, net of accumulated depreciation of $4,984,000 and $4,719,000, respectively	7,934,000	7,726,000
Brand names	805,000	805,000
Total assets	$17,243,000	$18,852,000

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
Accounts payable	$6,617,000	$5,959,000
Accrued expenses	191,000	215,000
Advances from officers	380,000	-
Line of credit	3,530,000	4,384,000
Current portion of long term financing obligations	197,000	190,000
Current portion of capital leases payable	187,000	183,000
Current portion of bank notes	953,000	953,000
Total current liabilities	12,055,000	11,884,000

Other long term liabilities
Other liabilities	129,000	130,000
Long term financing obligation, less current portion, net of discount of $797,000 and $825,000, respectively	1,337,000	1,363,000
Capital leases payable, less current portion	389,000	438,000
Bank notes, net of discount $32,000 and $78,000, respectively	6,077,000	5,919,000
Warrant liability	766,000	775,000
Total Liabilities	20,753,000	20,509,000

Stockholders' Deficiency
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94,000	94,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 13,982,230 outstanding	1,000	1,000
Additional paid in capital	30,111,000	29,971,000
Accumulated deficit	(33,716,000)	(31,723,000)
Total stockholders' deficiency	(3,510,000)	(1,657,000)
Total liabilities and stockholders' deficiency	$17,243,000	$18,852,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	2017	2016
Net sales	$8,295,000	$10,004,000
Cost of goods sold	7,239,000	8,111,000
Gross profit	1,056,000	1,893,000

Operating expenses:
Delivery and handling expenses	743,000	849,000
Selling and marketing expense	788,000	1,041,000
General and administrative expense	1,111,000	1,205,000
Total operating expenses	2,642,000	3,095,000

Loss from operations	(1,586,000)	(1,202,000)
Interest expense	(416,000)	(378,000)
Change in fair value of warrant liability	9,000
Net loss attributable to common stockholders	$(1,993,000)	$(1,580,000)

Loss per share – basic and diluted	$(0.14)	$(0.12)
Weighted average number of shares outstanding – basic and diluted	13,982,230	13,184,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

For the Three Months Ended March 31, 2017

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Shareholder
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2016	13,982,230	$1,000	9,411	$94,000	$29,971,000	$(31,723,000)	$(1,657,000)

Fair value of vesting of options to employees and directors					140,000		140,000
Net Loss						(1,993,000)	(1,993,000)
Balance, March 31, 2017	13,982,230	$1,000	9,411	$94,000	$30,111,000	$(33,716,000)	$(3,510,000)

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	3/31/2017	3/31/2016
Cash flows from operating activities:
Net loss	$(1,993,000)	$(1,580,000)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation and amortization	194,000	261,000
Fair value of vested stock options issued to employees and directors	140,000	169,000
Increase (decrease) in allowance for doubtful accounts	26,000	(93,000)
Increase in reserve for inventory	50,000
Change in fair value of warrant liability	(9,000)
Changes in operating assets and liabilities:
Accounts receivable	45,000	313,000
Inventory	1,319,000	(415,000)
Prepaid expenses and other assets	124,000	312,000
Accounts payable	656,000	263,000
Accrued expenses	6,000	15,000
Payment of other long term obligations	(31,000)	0
Net cash provided (used) by operating activities	527,000	(755,000)
Cash flows from investing activities:
Purchase of property and equipment	(41,000)	(186,000)
Net cash used in investing activities	(41,000)	(186,000)
Cash flows from financing activities:
Advances from officers	380,000	0
Proceeds from stock option and warrant exercises	-	45,000
Principal payments on capital expansion loan	(177,000)
Principal repayments on long term financial obligation	(44,000)	(37,000)
Principal repayments on capital lease obligation	(45,000)	(42,000)
Net repayments on existing line of credit	(854,000)	(193,000)
Net cash used in financing activities	(740,000)	(227,000)
Net decrease in cash	(254,000)	(1,168,000)
Cash at beginning of period	451,000	1,816,000
Cash at end of period	$197,000	$648,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$400,000	$364,000
Non Cash Investing and Financing Activities
Property and equipment acquired through capital expansion loan	$288,000	$354,000
Property and equipment acquired through capital lease obligations	-	86,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three Months Ended March 31, 2017 and 2016 (Unaudited)

1. Basis of Presentation and Liquidity

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reed’s, Inc. (the “Company”), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2017 and the results of operations and cash flows for the three months ended March 31, 2017 and 2016. The balance sheet as of December 31, 2016 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 24, 2017.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2017.

Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2017 the Company recorded a net loss of $1,993,000 and provided cash from operations of $527,000. As of March 31, 2017, we had a stockholder’s deficit of $3,510,000 and working capital deficit of $3,551,000 compared to stockholder’s deficit of $1,657,000 and working capital deficit of $1,565,000 at December 31, 2016.

As of March 31, 2017, the Company had a cash balance of $197,000 and had available borrowing on our existing line of credit of $191,000. On April 21, 2017, the Company issued a convertible note resulting in net proceeds of $3,240,000. Furthermore, during the year ended December 31, 2016, we were able to extend the maturity date of our operating line of credit and our other bank loans through October 2018.

We believe that the Company currently has the necessary working capital to support existing operations until the PMC loans mature on October 1, 2018. Consistent with past refinancing practices regarding the Line of Credit, the Company believes that we will be successful in renewing the debt for another time frame similar to the past. There are no assurances that this refinancing will be completed. We anticipate that our primary capital source will be positive cash flow from operations. If our sales goals do not materialize as planned, or we do not accomplish cost reductions in cost of goods sold as planned, we believe that the Company can reduce its operating costs and can be managed to maintain positive cash flow from operations. Historically, we have financed our operations primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution and cash generated from operations.

We may not generate sufficient revenues from product sales in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we will continue to have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion and marketing and product development plans. In addition, our losses may increase in the future as we expand our manufacturing capabilities and fund our marketing plans and product development. These losses, among other things, have had and may continue to have an adverse effect on our working capital, total assets and stockholders’ equity. If we are unable to achieve profitability, the market value of our common stock would decline and there would be a material adverse effect on our financial condition.

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

The Company had potentially dilutive securities that consisted of:

	March 31,
	2017	2016
Warrants	803,909	325,000
Series A Preferred Stock	37,644	37,644
Options	1,026,834	965,000
Total	1,868,387	1,327,644

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

Concentrations

During the three months ended March 31, 2017, the Company had one customer that accounted for 21% of gross sales. During the months ended March 31, 2016, the company had two customers that accounted for 25% and 10% of sales respectively. As of March 31, 2017, the Company had accounts receivable due from one customer who comprised 23% of its total accounts receivable and as of December 31, 2016 the Company had accounts receivable due from two customers who comprised 23% and 11% of its total accounts receivable. No other customer exceeded 10% of either sales or accounts receivable for the months ended March 31, 2017.

During the three months ended March 31, 2017, the Company had one vendor which accounted for approximately 18% of all purchases, and in the three months ended March 31, 2016 one vendor who accounted for approximately 17% of all purchases. No other vendor accounted for more than 10% of all purchases in either period. As of March 31, 2017, the Company had two vendors which accounted for approximately 10% each of the total accounts payable and as of December 31, 2016, the Company had two vendors which accounted for approximately 20% and 10% of total accounts payable.

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

As of March 31, 2017 and December 31, 2016, the Company’s balance sheets included the fair value of derivative liabilities of $766,000 and $775,000 respectively, which were based on Level 2 measurements.

3. Inventory

Inventory is valued at the lower of cost (first-in, first-out or market) and, net of reserves, is comprised of the following as of:

	March 31, 2017	December 31, 2016
Raw Materials and Packaging	$3,660,000	$3,874,000
Finished Goods	1,856,000	3,011,000
	$5,516,000	$6,885,000

4. Property and Equipment

Property and equipment are comprised of the following as of:

	March 31, 2017	December 31, 2016
Land	$1,107,000	$1,107,000
Building	1,875,000	1,875,000
Vehicles	651,000	666,000
Machinery and equipment	3,686,000	3,686,000
Equipment under capital leases	226,000	226,000
Office equipment	480,000	475,000
Construction In Progress	4,893,000	4,554,000
	12,918,000	12,589,000
Accumulated depreciation	(4,984,000)	(4,863,000)
	$7,934,000	$7,726,000

Depreciation expense for the three months ended March 31, 2017 and 2016 was $121,000 and $200,000, respectively.

5. Intangible Assets and Impairment Policy

Intangible assets are comprised of indefinite-lived brand names acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized, but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life is appropriate. As part of our impairment test, we first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If further testing is necessary, we compare the estimated fair value of our indefinite-lived intangible asset with its book value. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. Based on management’s measurement, there were no indications of impairment at March 31, 2017.

	March 31, 2017	December 31, 2016
Virgil’s	$576,000	$576,000
Sonoma Sparkler	229,000	229,000
Brand names	$805,000	$805,000

6. Advances from Officers

During the period ended March 31,2017, Chris Reed (the former CEO) and Daniel Miles (CFO) advanced working capital funds of $260,000 and $120,000 respectively to the Company for working capital uses. As of March 31, 2017, the aggregate amount advanced totaled $380,000. Chris Reed was repaid $141,000 in April 2017 and the remainder for both Chris Reed and Daniel Miles will be repaid by the end of this year.

7. Notes Payable

The Company has a Loan and Security Agreement with PMC Financial Services Group, LLC (PMC) that provides a $6,000,000 revolving line of credit, a $3,000,000 term loan, and a Capital Expansion loan up to $4,700,000. The loans are secured by substantially all the assets of the Company and become due on October 1, 2018. The notes are as follows:

Revolving Line of Credit

The agreement provides a $6,000,000 revolving line of credit. At March 31, 2017 and December 31, 2016, the aggregate amount outstanding under the line of credit was $3,530,000 and $4,384,000, respectively.

The interest rate on the Revolving Loan was the prime rate plus .35% but was modified on December 7, 2016, such that the rate charge will be calculated on a sliding scale based on the trailing 6 month Earnings Before Interest Taxes and Depreciation (“EBITDA”). If the EBITDA measuring point stays below $1,000,000 where it is now, the rate will rise to 12% from the current rate of 9%. If EBITDA rises to $1,500,000 then the rate will be reduced to 9%. As of March 31, 2017, our effective rate under the revolving line was 9.5%. The monthly management fee is .45% of the average monthly loan balance.

The revolving line of credit is based on 85% of accounts receivable and 60% of eligible inventory and is secured by substantially all of the Company’s assets. As of March 31, 2017, the Company had $192,000 borrowing availability under the line of credit agreement.

The line of credit matures on October 21, 2018 and is subject to a 1% prepayment penalty for prepayment prior to the first anniversary of the effective date.

Bank Notes

Bank notes consist of the following as of March 31, 2017 and December 31, 2016:

		March 31, 2017	December 31, 2016

(A)	Term Loans	$3,000,000	$3,000,000
(B)	Capex loan	4,062,000	3,950,000
(C)	Valuation discount	(32,000)	(78,000)
	Net	7,030,000	6,872,000
	Current portion	(953,000)	(953,000)
	Long term portion	$6,077,000	$5,919,000

(A)	Term Loans

In connection with the Loan and Security Agreement with PMC, the Company entered into two Term Loans of $1,500,000 each, for an aggregate borrowing of $3,000,000. The term loans are secured by all of the unencumbered assets of the Company and are due on October 1, 2018. The annual interest rate on the first loan was prime plus 5.75% (currently 9.5%), and the rate on the second loan was prime plus 11.60% (currently 14.85%) but was modified on December 7, 2016 such that the new rate will be based on the trailing 6 month EBITDA. If the EBITDA measuring point stays below $1,000,000 where it is now, the rate will rise to 12% from the current rate of 9%. If EBITDA rises to $1,500,000 then the rate will be reduced to 9%. As of March 31, 2017, and December 31, 2016, the amount outstanding was $3,000,000 and $3,000,000 respectively.

(B)	Capital Expansion (“CAPEX”) Loan

In connection with the Loan and Security Agreement with PMC, the Company entered into a Capital expansion loan which, after amendment allows a total borrowing of $4,700,000. The loans are secured by all of the property and equipment purchased under the loan. The interest rate on the CAPEX loan is the prime rate plus 5.75% (9.5% at March 31, 2017). Interest only is payable on CAPEX Loans through January 31, 2017, at which time principal and interest will be aggregated and repaid in equal monthly payments of principal and interest based on 48 month amortization. Currently and until the second tranche has been closed, the estimated amount that will become due in a the next twelve months is $953,000. At March 31, 2017 and December 31, 2016, the balance on the CAPEX loan balance was $4,062,000 and $3,950,000 respectively, and as of March 31, 2017 and December 31, 2016, the Company had future borrowing availability of $638,000 and $750,000, respectively.

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

During the quarter ended March 31, 2017 and the year ended December 31, 2016 the amortization of the discount was $46,000 and $130,000 respectively, and the unamortized discount was $32,000 and $78,000 as of March 31, 2017 and December 31, 2016 respectively.

(D)	Interest Rates

Notwithstanding the other borrowing terms above, if Excess Borrowing Availability under the $6 million Revolving line of credit remains more than $1,500,000 at all times during the preceding month (currently Reed’s Borrowing Availability is zero) the additional interest rate for all loans will be eliminated. The following chart summarizes the loans as of March 31, 2017,

Description	Base Interest Rate	Increase in Prime	Original rate	Additional Interest	Current rate
Term A	9.00%	0.50%	9.50%	3.00%	12.50%
Term B	11.60%	0.50%	12.10%	3.00%	15.10%
Line of Credit (Prime Plus)	0.35%	3.75%	4.10%	3.00%	7.10%
Capital Loans	9.00%	0.50%	9.50%	3.00%	12.50%

8. Obligations under Capital Leases

The Company leases equipment for its brewery operations with an aggregate value of $944,000 under six non-cancelable capital leases. Monthly payments range from $341 to $10,441 per month, including interest, at interest rates ranging from 6.51% to 17.31% per annum. At March 31, 2017, monthly payments under these leases aggregated $19,000. The leases expire at various dates through 2020.

Future minimum lease payments under capital leases are as follows:

Years Ending March 31,
2017	$230,000
2018	228,000
2019	155,000
2020	48,000
2021	1,000
Total payments	$662,000
Less: Amount representing interest	(86,000)
Present value of net minimum lease payments	$576,000
Less: Current portion	(187,000)
Non-current portion	$389,000

9. Long-term Financing Obligation

Long term financing obligation is comprised of the following as of:

	March 31, 2017	December 31, 2016
Financing obligation	$2,331,000	$2,378,000
Valuation discount	(797,000)	(825,000)
Net long term financing obligation	$1,534,000	$1,553,000
Less current portion	(197,000)	(190,000)
Long term financing obligation	$1,337,000	$1,363,000

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

Effective October 1, 2014, the Company executed Amendment #1 to the Long-term Financing Obligation. In exchange for a release from the $150,000 personal guarantee by the principal shareholder and Chief Executive Office, and a release of the brewery equipment which was collateral for the lease agreement, the Company issued 200,000 warrants to purchase its common stock for $5.60 per share with a term of five years. The 200,000 warrants were valued at $584,000 using the Black Scholes Merton option pricing model and were recorded as a valuation discount. The following assumptions were made in valuing the 200,000 warrants; term of 5 years, volatility of 59.53%, expected dividends 0% and discount rate of 1.25%. The warrants value of $584,000 is being amortized over the remaining term of the purchase option. Amortization of valuation discount was $27,000 and $28,000 during the three months ended March 31, 2017 and 2016.

9. Warrant Liability

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

	March 31, 2016	December 31, 2016
Stock Price	$4.15	$4.10
Risk free interest rate	1.48%	1.58%
Expected Volatility	54.71%	55.81%
Expected life in years	4.17	4.42
Expected dividend yield	0%	0%

Fair Value – Warrants	$766,000	$775,000

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

10. Stock Based Activity

Stock Options

Stock options granted under our equity incentive plans generally vest over 3 years from the date of grant, at 33% per year or over 4 years at 25% per year and expire 5 years from the date of grant. The following table summarizes stock option activity for the three months ended March 31, 2017:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,048,500	4.68	3.8	$61,000
Granted
Exercised
Forfeited or expired	(21,666)	4.79	4.65
Outstanding at March 31, 2017	1,026,834	4.68	3.50	$72,000
Exercisable at March 31, 2017	601,368	4.65	3.04	$47,000

During the three months ended March 31, 2017, the Company did not grant any stock options to any employee or other party.

The aggregate intrinsic value was calculated as the difference between the closing market price, which was $4.15, and the exercise price of the Company’s stock options as of March 31, 2017. Stock-based compensation recognized on the Company’s statement of operations for the three months ended March 31, 2017 and 2016 was $140,000 and $169,000, respectively.

Stock Warrants

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	803,909	$4.50	4.00	$26,000
Granted
Exercised
Forfeited or expired
Outstanding at March 31, 2017	803,909	$4.50	3.75	$41,058
Exercisable at March 31, 2017	803,909	$4.54	3.95	$41,058

The intrinsic value was calculated as the difference between the closing market price, which was $4.15 and the exercise price of the Company’s warrants common stock, as of March 31, 2017.

11. Subsequent Events

In April 2017, Robert Reed, brother of Chris Reed, Chief Innovation Officer advanced working capital funds of $100,000 to the Company for working capital uses. This amount has been repaid from operational funds.

On April 21, 2017 (“Closing Date”), pursuant to a Securities Purchase the Company sold and issued a convertible subordinated note in the principal amount of $3,400,000 (“Note”) and warrants to purchase 1,416,667 shares of common stock (“Warrant Shares”) to Raptor/ Harbor Reeds SPV, LLC. The Note bears interest at a rate of 12% per annum, compounded monthly on a 365-day year/ 30-day month basis. The Note is secured by a second priority security interest in the Company’s assets, which is subordinate to the first priority security interest of PMC Financial Services Group, LLC. The Note matures on the two-year anniversary of the Closing date and may not be prepaid. After 180 days, the Note may be converted, at any time and from time to time, into 1,133,333 shares of common stock of the Company (“Conversion Shares”). The Warrants will expire on the fifth (5th) anniversary of the Closing Date and have an exercise price equal to $4.00. Warrants will not be exercisable until 180 days after the Closing date. The Note and Warrant contain customary anti-dilution provisions and the Conversion Shares and Warrant Shares are subject to a registration rights agreement. The fair value of the warrants and conversion feature was determined to be $3,400,000 and will be recorded as a valuation discount and amortized as interest expense over the term of the note. In addition, the investor was granted a right to participate in future financing transactions of the Company for a term of two years.

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

Overview

Upon receipt of the resignation of Christopher J. Reed from the position of Chief Executive Officer, the Company’s new Board of Directors appointed Stefan Freeman as Interim Chief Executive Officer. The new leadership is committed to bringing to market more timely product offerings that consumers are seeking while continuing to lower costs throughout the supply chain.

The results for our first quarter of 2017 reflect consumer shifting away from sugar based beverages. Our first quarter results were disappointing and we are actively rebuilding the business to return to growth and profitability. We are in the process of a thorough evaluation of the business and are establishing both short and long term goals to return to higher levels of profitability. In short, we are simplifying the business without sacrificing our core brands or flavors. We have implemented a program to reduce the number of product packaging options by more than 100. We believe this stock keeping unit (SKU) rationalization will be a significant benefit to our co-packers, customers and our own production operations.

The effect of a lower margin and lower volume led an overall decrease in the top line results. Management continued to reduce operational expenses. However, with the added debt costs, the loss to shareholders increased

Results of Operations

The following table sets forth key statistics for the three months ended March 31, 2017 and 2016, respectively.

	March 31,		Pct.
	2017	2016	Change
Gross sales	9,354,000	$10,777,000	-13%
Less: Promotional and other allowances	1,059,000	773,000	37%
Net sales	$8,295,000	$10,004,000	-17%
Cost of tangible goods sold	6,505,000	7,838,000	-17%
As a percentage of:
Gross sales	70%	73%
Net sales	78%	78%
Cost of goods sold – idle capacity	734,000	273,000	169%
As a percentage of net sales	9%	3%
Gross profit	1,056,000	$1,893,000	-44%
Gross profit margin as a percentage of net sales	13%	19%

Expenses
Delivery and handling	$743,000	$849,000	-12%
Selling and marketing	788,000	1,041,000	-24%
General and administrative	1,111,000	1,205,000	-8%
Total Operating expenses	$2,642,000	$3,095,000	-15%

Income from operations	$(1,586,000)	$(1,202,000)	32%

Interest expense and other expense	(407,000)	(378,000)	8%

Net loss to stockholders	$(1,993,000)	$(1,580,000)	26%

Shares outstanding	13,982,230	13,184,000	6%

Net income(loss) per share	$(0.14)	$(0.12)	19%

Metrics

	Unaudited
	Three months ended March 31
	12 Ounce Volume			12 Ounce Gross Sales Revenue
Gross Sales	2017	2016	Change	2017	2016	Change
Reeds Beverages	287,724	307,945	-6.6%	4,980,000	5,257,000	-5.3%
Virgils	169,276	188,641	-10.3%	3,066,000	3,367,000	-8.9%
Kombucha	5,402	15,231	-64.5%	202,000	602,000	-66.4%
All Other Reeds Beverages	26,116	20,619	26.7%	487,000	385,000	26.5%
Private Label	6,074	41,242	-85.3%	97,000	729,000	-86.7%
Reeds Candy				494,000	414,000	19.3%
All Other Non-Beverages				28,000	23,000	21.7%
Total Gross Sales	494,592	573,678	-13.8%	9,354,000	10,777,000	-13.2%
Sales Discounts Unallocated to Specific SKU's*				(1,059,000)	(773,000)	37.0%
Net Sales	494,592	573,678	-13.8%	$8,295,000	$10,004,000	-17.1%

Gross Sales per 12 ounce				$18.91	$18.79	0.7%
Net Sales per 12 ounce				$16.77	$17.44	-3.8%

Cost of Goods Sold
Reeds Beverages	287,724	307,945	-6.6%	3,414,000	3,463,000	-1.4%
Virgils	169,276	188,641	-10.3%	1,986,000	2,159,000	-8.0%
Kombucha	5,402	15,231	-64.5%	120,000	307,000	-60.9%
All Other Reeds Beverages	26,116	20,619	26.7%	318,000	272,000	16.9%
Private Label	6,074	41,242	-85.3%	53,000	382,000	-86.1%
Costs Unallocated to Specific SKU's*				78,000	678,000	-88.5%
Reeds Candy				355,000	317,000	12.0%
All Other Non-Beverages				181,000	260,000	-30.4%
Cost of Goods Sold	494,592	573,678	-13.8%	$6,505,000	$7,838,000	-17.0%

Additional Cost of Goods Produced
Idle Plant				734,000	273,000	168.9%
Cost of Goods produced and Sold	494,592	573,678	-13.8%	$7,239,000	$8,111,000	-10.8%

Cost of Goods Sold Per 12 ounce				$13.15	$13.66	-3.7%
Cost of Goods Poduced Per 12 ounce				$14.64	$14.14	3.5%

Gross Profit including Idle Plant				1,056,000	1,893,000	-44.2%
Gross Profit on an 12 ounce basis including Idle Plant				2.14	3.30	-35.3%
Gross Margin including Idle Plant				12.7%	18.9%	-6.2%

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

Sales

Gross sales decreased in the first quarter of 2017 to $9,354,000 from $10,777,000 in the same period in 2016. On a 12-ounce serving basis, gross sales increased $0.12 per 12-ounce serving or 0.7% year over year. The main driver of the increase was a targeted price increase for a specific delivery channel offset by losses in pricing mix.

Net sales decreased in the first quarter of 2017 to $8,295,000 from $10,004,000 in the same period in 2016. On a 12-ounce serving basis, net sales decreased $0.67 per 12-ounce serving or 3.8% year over year. The main driver of the decrease was a 35% increase or $0.77 per 12-ounce serving in promotional costs. It should be noted that with the candy supply secured, candy sales increased $80,000 or 19% over the same period in 2016.

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

Cost of goods sold decreased in the first quarter of 2017 to $6,505,000 from $7,838,000 in the same period in 2016. On a 12-ounce serving basis, cost of goods sold decreased $0.51 per 12-ounce serving or 4% year over year. The main driver of decrease was in costs unallocated to specific SKUs in the prior year which was comprised primarily of inventory adjustments.

Cost of goods produced decreased in the first quarter of 2017 to $7,239,000 from $8,111,000 in the same period in 2016. On a 12-ounce serving basis, cost of goods sold increased $0.50 per 12-ounce serving or 4% year over year. The main driver of the increase is LA Plant Idle Plant costs. Idle Plant costs increased $1.04 per 12-ounce serving or 219% to $734,000 from $273,000 over the same period in 2016.

Gross Margin

Gross margin declined in first quarter of 2017 to $1,056,000 from $1,893,000 in the same period in 2016. On a 12-ounce serving basis, gross margin declined $0.99 or 30% year over year. The main drivers of the decrease were the $0.64 increase in sales discounts and $0.35 increase in idle plant costs.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling expenses continued their decline in first quarter of 2017 to $743,000 from $849,000 or 13% in the same period in 2016. This decrease is in line with the 14% decline in volume. On a percentage of net sales, delivery costs were flat at 9%.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing expenses continued their decline in first quarter of 2017 to $788,000 from $1,041,000 or 24% in the same period in 2016. On a percentage of net sales, Selling and marketing costs decreased 1% to 9% from 10%. The main driver of the decrease was a reduction in employee costs while full time equivalent employees remained flat.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses continued their decline in first quarter of 2017 to $1,111,000 from $1,205,000 or 8% in the same period in 2016. On a percentage of net sales, General and administrative costs increased 1% to 13% from 12%. The main driver of the increase was due minor increases in administrative support.

Loss from Operations

The loss from operations was ($1,586,000) in the three months ended March 31, 2017, as compared to a loss of $(1,202,000) in the same period of 2016 or an overall increase in the loss of $384,000. The loss was comprised of decrease in sales volume of $1,709,000, offset partially by a cost of goods sold decrease of $872,000 that were partially offset by lower idle plant costs and decreases in every operating expense category that totaled $455,000.

Interest Expense

Interest expense and bank related charges increased $38,000 to $416,000 in the three months ended March 31, 2017, compared to expenses of $378,000 in the same period of 2016. The increase is primarily due to increased borrowing on our revolving line of credit, an additional term loan and new capital expansion loan.

Modified EBITDA

In addition to our GAAP results, we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Adjusted EBITDA as net income (loss), plus interest expense, depreciation and amortization, stock-based compensation, and changes in fair value of warrant expense.

Management considers our core operating performance to be that which our managers can affect in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period. Non-GAAP adjustments to our results prepared in accordance with GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three ended March 31, 2017 and 2016:

MODIFIED EBITDA SCHEDULE

	March 31,
	2017	2016
	(unaudited)	(unaudited)
Net loss	$(1,993,000)	$(1,580,000)

Modified EBITDA adjustments:
Depreciation and amortization	194,000	261,000
Interest expense	416,000	378,000
Stock option and warrant compensation	140,000	169,000
Change in fair value of warrant liability	(9,000)	-
Total EBITDA adjustments	$741,000	$808,000

Modified EBITDA	$(1,252,000)	$(772,000)

The $1,252,000 modified EBITDA for the three months resulted from the decreases in the EBITDA adjustments totaling $67,000 for the quarter ended March 31, 2017 plus the $413,000 increase in the net loss. The $67,000 decrease in depreciation and amortization was due to the aging of old equipment and the delay of installing new equipment. The increase in interest expense was due to the increased loan balances and stock option compensation decrease was due to no new options granted offset partially from additions in prior quarters, but after the first quarter of 2016.

We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; and in making compensation decisions and in communications with our board of directors concerning our financial performance. Adjusted EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Adjusted EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

Liquidity and Capital Resources

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the quarter ended March 31, 2017 the Company recorded a net loss of $1,993,000 and was provided cash from operations of $527,000. As of March 31, 2017, we had a working capital deficiency of $3,551,000 and a stockholders’ deficit of $3,510,000.

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

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the three months ended March 31, 2017.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

Reed’s, Inc. (Registrant)

Date: May 15, 2017	/s/ Stefan Freeman
Stefan Freeman
Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2017	/s/ Daniel V. Miles
Daniel V. Miles
Chief Financial Officer
(Principal Financial Officer)

