Form 10-Q
period 2017-06-30
REED'S, INC.
filed 2017-08-14
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 15,135,754 shares of Common Stock outstanding as of July 28, 2017.

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

2

3

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S INC.

CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$251,000	$451,000
Trade accounts receivable, net of allowance for doubtful accounts, returns and discounts of $282,000 and $256,000, respectively	2,730,000	2,485,000
Inventory, net of reserve for obsolescence of $180,000 and $115,000, respectively	7,917,000	6,885,000
Prepaid and other current assets	283,000	500,000
Total Current Assets	11,181,000	10,321,000
Property and equipment, net of accumulated depreciation of $5,122,000 and $4,863,000, respectively	8,250,000	7,726,000
Brand names	805,000	805,000
Total assets	$20,236,000	$18,852,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$6,690,000	$5,959,000
Accrued expenses	345,000	215,000
Advances from officers	277,000	-
Line of credit	4,589,000	4,384,000
Current portion of long term financing obligations	197,000	190,000
Current portion of capital leases payable	171,000	183,000
Current portion of bank notes	953,000	953,000
Total current liabilities	13,222,000	11,884,000

Other long term liabilities
Other liabilities	123,000	130,000
Long term financing obligation, less current portion, net of discount of $774,000 and $825,000, respectively	1,317,000	1,363,000
Capital leases payable, less current portion	360,000	438,000
Bank notes, net of discount $0 and $78,000, respectively	6,365,000	5,919,000
Convertible note, net of discount $2,975,000 and $0, respectively	501,000	-
Warrant liability	1,527,000	775,000
Total Liabilities	23,415,000	20,509,000

Stockholders’ Deficiency
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94,000	94,000
Common stock, $.0001 par value, 19,500,000 shares authorized, 14,013,378 and 13,982,230 shares outstanding	1,000	1,000
Additional paid in capital	30,294,000	29,971,000
Accumulated deficit	(33,568,000)	(31,723,000)
Total stockholders’ deficiency	(3,179,000)	(1,657,000)
Total liabilities and stockholders’ deficiency	$20,236,000	$18,852,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Three months ended		Six months ended
	2017	2016	2017	2016
Net sales	$8,864,000	$10,992,000	$17,159,000	$20,996,000
Cost of goods sold	7,181,000	8,390,000	14,391,000	16,501,000
Gross profit	1,683,000	2,602,000	2,768,000	4,495,000

Operating expenses:
Delivery and handling expenses	869,000	1,064,000	1,612,000	1,913,000
Selling and marketing expense	728,000	954,000	1,516,000	1,995,000
General and administrative expense	1,259,000	931,000	2,297,000	2,136,000
Total operating expenses	2,856,000	2,949,000	5,425,000	6,044,000

Loss from operations	$(1,173,000)	$(347,000)	$(2,657,000)	$(1,549,000)

Interest expense	(995,000)	(416,000)	(1,513,000)	(794,000)
Financing and warrant modification costs	(978,000)	-	(978,000)	-
Change in fair value of warrant liability	3,299,000	-	3,308,000	-
Net income (loss) basic and diluted	153,000	(763,000)	(1,840,000)	(2,343,000)

Preferred stock dividends	(5,000)	(5,000)	(5,000)	(5,000)
Net income (loss) attributable to common stockholders	$148,000	$(768,000)	$(1,845,000)	$(2,348,000)

Weighted average number of shares outstanding – basic	14,013,378	13,184,000	13,982,230	13,184,000
Income (loss) per share – basic and diluted	$0.01	$(0.06)	$(0.13)	$(0.18)

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

For the Six Months Ended June 30, 2017

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid	Accumulated	Total Shareholder
	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficiency
Balance, December 31, 2016	13,982,230	$1,000	9,411	$94,000	$29,971,000	$(31,723,000)	$(1,657,000)

Fair value of vesting of options to employees and directors					228,000		228,000
Fair value of common shares issued for services	29,508				90,000		90,000
Preferred dividends paid in common stock	1,640				5,000	(5,000)	-
Net loss						(1,840,000)	(1,840,000)
Balance, June 30, 2017	14,013,378	$1,000	9,411	$94,000	$30,294,000	$(33,568,000)	$(3,179,000)

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	6/30/2017	6/30/2016
Cash flows from operating activities:
Net loss	$(1,840,000)	$(2,343,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	813,000	477,000
Increase (decrease) in allowance for doubtful accounts	26,000	(50,000)
Fair value of vested stock options issued to employees and directors	228,000	302,000
Fair value of common stock issued for services	90,000	-
Fair value of warrants recorded as financing costs	978,000	-
Change in fair value of warrant liability	(3,308,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(271,000)	(600,000)
Inventory	(1,032,000)	204,000
Prepaid Inventory	217,000	(529,000)
Prepaid expenses and other assets	-	196,000
Accounts payable	731,000	(1,785,000)
Accrued expenses	159,000	24,000
Accrued interest on convertible note	76,000	-
Payment of other long term obligations	(37,000)	-
Net cash provided (used) by operating activities	(3,170,000)	(4,104,000)
Cash flows from investing activities:
Purchase of property and equipment	(60,000)	(78,000)
Net cash used in investing activities	(60,000)	(78,000)
Cash flows from financing activities:
Advances from officers	500,000	-
Repayment of amounts due to officers	(223,000)	-
Proceeds from sale of common stock	-	2,239,000
Proceeds from issuance of convertible note	3,083,000	-
Proceeds from stock option and warrant exercises	-	45,000
Principal payments on capital expansion loan	(355,000)	-
Principal repayments on long term financial obligation	(90,000)	(76,000)
Principal repayments on capital lease obligation	(90,000)	(87,000)
Net repayments on existing line of credit	205,000	1,214,000
Net cash used in financing activities	3,030,000	3,335,000
Net decrease in cash	(200,000)	(847,000)
Cash at beginning of period	451,000	1,816,000
Cash at end of period	$251,000	$969,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$861,000	$843,000
Non Cash Investing and Financing Activities
Property and equipment acquired through capital expansion loan	$723,000	$1,307,000
Property and equipment acquired through capital lease obligations	-	$86,000
Fair value of warrants granted as debt discount		$54,000
Dividends payable in common stock	$5,000	$5,000
Debt discount on note recognized as warrant liability	$3,083,000	-

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Six Months Ended June 30, 2017 and 2016 (Unaudited)

1. Basis of Presentation and Liquidity

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reed’s, Inc. (the “Company”), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2017 and the results of operations and cash flows for the Three and Six Months Ended June 30, 2017 and 2016. The balance sheet as of December 31, 2016 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2017.

Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2017 the Company recorded a net loss of $1,840,000 and used cash from operations of $3,170,000. As of June 30, 2017, we had a stockholder’s deficit of $3,179,000 and working capital deficit of $2,041,000 compared to stockholder’s deficit of $1,657,000 and working capital deficit of $1,563,000 at December 31, 2016.

As of June 30, 2017, the Company had a cash balance of $251,000 and had available borrowing on our existing line of credit of $250,000. On April 21, 2017, the Company issued a convertible note resulting in net proceeds of $3,083,000. Furthermore, during the year ended December 31, 2016, we were able to extend the maturity date of our operating line of credit and our other bank loans through October 21, 2018.

We believe that the Company currently has the necessary working capital to support existing operations for at least the next twelve months. The Company believes that we will be successful in renewing or renegotiating the PMC loans and/or other debt, but there are no assurances that this refinancing will be completed. We anticipate that our primary capital source will be positive cash flow from operations. We believe we can maintain positive cash flow by a combination of achieving our sales goals and implementing cost reductions. Historically, we have financed our operations primarily through private sales of common stock, preferred stock, convertible debt, lines of credit and cash generated from operations.

We may not generate sufficient revenues from product sales in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we will continue to have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion and marketing and product development plans. In addition, our losses may increase in the future as we fund our marketing plans and product development. These losses, among other things, may continue to have an adverse effect on our working capital, total assets and stockholders’ equity. If we are unable to achieve profitability, the market value of our common stock would decline and there would be a material adverse effect on our financial condition.

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

The Company had potentially dilutive securities that consisted of:

	June 30,
	2017	2016
Warrants	2,430,687	803,909
Series A Preferred Stock	37,644	37,644
Options	986,000	967,500
Total	3,454,331	1,809,053

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. The Company is evaluating the expected impact that the standard could have on its financial statements and related disclosures.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance in ASU 2017-11 can be applied using a full or modified retrospective approach. The adoption of ASU 2017-11 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Concentrations

During the three months ended June 30, 2017, the Company had one customer that accounted for 23% of gross sales and 26% of sales in the same period in the prior year. During the six months ended June 30, 2017, the Company had one customer that accounted for 22% of sales and 26% of sales in the same period in the prior year. No other customer accounted for more than 10% of gross sales in the periods.

As of June 30, 2017, the Company had one customer that accounted for 17% of accounts receivable. As of December 31, 2016, the Company had two customers that accounted for 28% and 12% of accounts receivable. No other customer accounted for more than 10% accounts receivable as of those dates.

During the three months ended June 30, 2017, the Company had one vendor that accounted for 18% of all purchases, and 27% of all purchases in the same period in the prior year. During the six months ended June 30, 2017, the Company had one vendor that accounted for 18% of purchases and 27% in the same period in the prior year. No other vendor accounted for more than 10% of purchases in the periods.

As of June 30, 2017, the Company had one vendor that accounted for 20% of all payables. As of December 31, 2016, the Company had one vendor that accounted for 12% of all payables. No other vendor accounted for more than 10% of accounts payable as of that date.

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

As of June 30, 2017, and December 31, 2016, the Company’s balance sheets included the warrant liability of $1,527,000 and $775,000 respectively, which were based on Level 2 measurements.

3. Inventory

Inventory is valued at the lower of cost (first-in, first-out or market) and, net of reserves, is comprised of the following as of:

	June 30, 2017	December 31, 2016
Raw Materials and Packaging	$5,256,000	$3,874,000
Finished Goods	2,661,000	3,011,000
Total Inventory	$7,917,000	$6,885,000

4. Property and Equipment

Property and equipment are comprised of the following as of:

	June 30, 2017	December 31, 2016
Land	$1,107,000	$1,107,000
Building	1,875,000	1,875,000
Vehicles	651,000	666,000
Machinery and equipment	3,660,000	3,686,000
Equipment under capital leases	226,000	226,000
Office equipment	481,000	475,000
Construction In Progress	5,372,000	4,554,000
	13,372,000	12,589,000
Accumulated depreciation	(5,122,000)	(4,863,000)
	$8,250,000	$7,726,000

Depreciation expense for the six months ended June 30, 2017 and 2016 was $259,000 and $357,000, respectively.

5. Intangible Assets and Impairment Policy

Intangible assets are comprised of indefinite-lived brand names acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized, but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life is appropriate. As part of our impairment test, we first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If further testing is necessary, we compare the estimated fair value of our indefinite-lived intangible asset with its book value. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. Based on management’s measurement, there were no indications of impairment at June 30, 2017.

	June 30, 2017	December 31, 2016
Virgil’s	$576,000	$576,000
Sonoma Sparkler	229,000	229,000
Brand names	$805,000	$805,000

6. Advances from Related Parties

During the period ended June 30, 2017, Chris Reed (the former CEO and current CIO), Daniel Miles (CFO) and Robert Reed (brother of Chris Reed, CIO) advanced funds of $260,000, $120,000 and $120,00 respectively to the Company for working capital uses. During the period, the Company repaid to Mr. Chris Reed the $120,000 that was advanced from him, and also repaid Robert Reed $103,000 of the advances due him. As of June 30, 2017, the aggregate amount due for the remaining unpaid advances was $277,000.  The advances are unsecured, non-interest bearing with no formal terms of repayment.

7. Notes Payable

The Company has a Loan and Security Agreement with PMC Financial Services Group, LLC (PMC) that provides a $6,000,000 revolving line of credit, a $3,000,000 term loan and a Capital Expansion loan up to $4,700,000. The loans are secured by substantially all the assets of the Company and were initially due on January 1, 2019 As a condition to PMC’s approval of the transaction described in Note 10, and Purchaser’s subordinated security interest, on April 21, 2017, Reed’s Inc. and PMC entered into Amendment Number Fifteen to Amended and Restated Loan and Security Agreement changing the Revolving Loan Maturity Date, Term Loan Maturity Date, Cap Ex Loan Maturity Date and Term Loan B Maturity Date from January 1, 2019, to October 21, 2018.

The notes are as follows:

Revolving Line of Credit

The agreement provides a $6,000,000 revolving line of credit. Consistent with prior year, the revolving line of credit has been expanded by an additional $630,000 to accommodate prepaid inventory. This expansion is payable by the end of the current year. At June 30, 2017 and December 31, 2016, the aggregate amount outstanding under the line of credit was $4,589,000 and $4,384,000, respectively.

The interest rate on the Revolving Loan was the prime rate plus .35% but was modified on December 7, 2016, such that the rate charge will be calculated on a sliding scale based on the trailing 6 month Earnings Before Interest Taxes, Depreciation and Amortization (“EBITDA”). If the EBITDA measuring point stays below $1,000,000 where it is now, the rate will rise to 12% from the current rate of 9%. If EBITDA rises to $1,500,000 then the rate will be reduced to 9%. As of June 30, 2017, our effective rate under the revolving line was 9.5%. The monthly management fee is .45% of the average monthly loan balance.

The revolving line of credit is based on 85% of accounts receivable and 60% of eligible inventory and is secured by substantially all of the Company’s assets. As of June 30, 2017, the Company had $250,000 borrowing availability under the line of credit agreement

The line of credit matures on October 1, 2018 and is subject to a 1% prepayment penalty for prepayment prior to the first anniversary of the effective date.

Bank Notes

Bank notes consist of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Term Loans	$3,000,000	$3,000,000
CAPEX loan	4,318,000	3,950,000
Valuation discount	-	(78,000)
Net	7,318,000	6,872,000
Current portion	(953,000)	(953,000)
Long term portion	$6,365,000	$5,919,000

(A)	Term Loans

In connection with the Loan and Security Agreement with PMC, the Company entered into two Term Loans of $1,500,000 each, for an aggregate borrowing of $3,000,000. The term loans are secured by all of the unencumbered assets of the Company and are due on October 1, 2018. The annual interest rate on the first loan was prime plus 5.75% (currently 9.5%), and the rate on the second loan was prime plus 11.60% (currently 14.85%) but was modified on December 7, 2016 such that the new rate will be based on the trailing 6-month EBITDA. If the EBITDA measuring point stays below $1,000,000 where it is now, the rate will rise to 12% from the current rate of 9%. If EBITDA rises to $1,500,000 then the rate will be reduced to 9%. As of June 30, 2017, and December 31, 2016, the amount outstanding was $3,000,000 and $3,000,000 respectively.

(B)	Capital Expansion (“CAPEX”) Loan

In connection with the Loan and Security Agreement with PMC, the Company entered into a Capital expansion loan which, after amendment allows a total borrowing of $4,700,000. The loans are secured by all of the property and equipment purchased under the loan. The interest rate on the CAPEX loan is the prime rate plus 5.75% (9.5% at June 30, 2017). Interest only is payable on CAPEX Loans through January 31, 2017, at which time principal and interest will be aggregated and repaid in equal monthly payments of principal and interest based on 48 month amortization. Currently and until the second tranche has been closed, the estimated amount that will become due in the next twelve months is $953,000. At June 30, 2017 and December 31, 2016, the balance on the CAPEX loan balance was $4,318,000 and $3,950,000 respectively, and as of June 30, 2017, the Company had future borrowing availability of $315,000.

In addition, the Company agreed to pre-pay the CAPEX Loan by at least $300,000 from the proceeds of the sale of idle equipment, if such sale were to occur.

In conjunction with this loan the Company placed equipment with a cost of $250,000 at a co-packing facility to enable the co-packer to manufacture our products. Should the Company be unable to secure access to the equipment in the event of failure of the co-packer, the amount will become due and payable by the Company.

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

On December 7, 2016, the Company agreed to reprice the exercise price of 50,000 common stock purchase warrants granted under Amendment Twelve from $4.50 to $4.10 and to reprice the exercise price of 125,000 common stock purchase warrants granted under Amendment Ten from $5.01 to $4.10. The following assumptions were made in repricing the warrants; term of 3.5 years, volatility of 49.52%, expected dividends 0% and discount rate of 0.74%. The incremental value of the warrants before and after the modification of $38,000 will be amortized over the remaining 24 months of the term loans. The Company also agreed to pay a one-time fee of $35,000.

During the six months ended June 30, 2017 and 2016, the amortization of the discount was $78,000 and $57,000 respectively, and the unamortized discount was $0 and $78,000 as of June 30, 2017 and December 31, 2016 respectively.

(D)	Interest Rates

Notwithstanding the other borrowing terms above, if Excess Borrowing Availability under the $6 million Revolving line of credit remains more than $1,500,000 at all times during the preceding month (currently the Company’s Borrowing Availability is $250,000) the additional interest rate for all loans will be eliminated. The following chart summarizes the loans as of June 30, 2017,

Description	Rate	Base Interest Rate	Increase in Prime	Current Original rate	Additional Interest	Current rate
Term A	P+5.75%	9.00%	1.00%	10.00%	3.00%	13.00%
Term B	P+11.60%	11.60%		11.60%	4.25%	15.85%
Line of Credit (Prime Plus)	P+0.35%	0.35%	3.75%	4.10%	3.00%	7.10%
Capital Loans	P+5.75%	9.00%	1.00%	10.00%	3.00%	13.00%

As noted above, there is a .45% monthly monitoring fee for the line of credit. When added to current rate, the current annual rate is approximately 13.0%

8. Obligations under Capital Leases

The Company leases equipment for its brewery operations with an aggregate value of $944,000 under six non-cancelable capital leases. Monthly payments range from $341 to $10,441 per month, including interest, at interest rates ranging from 6.51% to 17.31% per annum. At June 30, 2017, monthly payments under these leases aggregated $19,000. The leases expire at various dates through 2020.

Future minimum lease payments under capital leases are as follows:

Years Ending June 31,
2017	$165,000
2018	228,000
2019	155,000
2020	48,000
2021	1,000
Total payments	$597,000
Less: Amount representing interest	(66,000)
Present value of net minimum lease payments	$531,000
Less: Current portion	(171,000)
Non-current portion	$360,000

9. Long-term Financing Obligation

Long term financing obligation is comprised of the following as of:

	June 30, 2017	December 31, 2016
Financing obligation	$2,288,000	$2,378,000
Valuation discount	(774,000)	(825,000)
Net long term financing obligation	$1,514,000	$1,553,000
Less current portion	(197,000)	(190,000)
Long term financing obligation	$1,317,000	$1,363,000

On June 15, 2009, the Company closed escrow on the sale of its two buildings and its brewery equipment and concurrently entered into a long-term lease agreement for the same property and equipment. In connection with the lease the Company has the option to repurchase the buildings and brewery equipment from 12 months after the commencement date to the end of the lease term at the greater of the fair market value or an agreed upon amount. Since the lease contains a buyback provision and other related terms, the Company determined it had continuing involvement that did not warrant the recognition of a sale; therefore, the transaction has been accounted for as a long-term financing. The proceeds from the sale, net of transaction costs, have been recorded as a financing obligation in the amount of $3,056,000. Monthly payments under the financing agreement are recorded as interest expense and a reduction in the financing obligation at an implicit rate of 9.9%. The financing obligation was personally guaranteed up to a limit of $150,000 by the principal shareholder and Chief Innovative Officer, Christopher J. Reed.

In connection with the financing obligation and subsequent amendments, the Company issued an aggregate of 600,000 warrants to purchase its common stock. The 600,000 warrants were valued at an aggregate amount of $1,336,000 and were recorded as valuation discount at date of issuance, and are being amortized over 15 years, the term of the purchase option. The balance of the unamortized valuation discount at December 31, 2016 was $825,000. Amortization of valuation discount was $51,000 during the six months ended June 30, 2017 and the unamortized balance as of June 30, 2017 was $774,000.

10. Convertible Note

Convertible notes consist of the following on June 30, 2017 (there were no amounts outstanding as of December 31, 2016)

12% Convertible Note Payable	$3,400,000
Accrued Interest	76,000
Valuation Discount	(2,975,000)

Net	$501,000

On April 21, 2017 (“Closing Date”), pursuant to a Securities Purchase Agreement (“Purchase Agreement”), the Company sold and issued a secured convertible subordinated non-redeemable note in the principal amount of $3,400,000 (“Note”) and a warrant to purchase 1,416,667 shares of common stock (“Warrant Shares”) to Raptor/Harbor Reeds SPV LLC (“Purchaser”). The Note bears interest at a rate of 12% per annum, compounded monthly on a 360-day year/ 30-day month basis. The Note is secured by a second priority security interest in the Company’s assets, which is subordinate to the first priority security interest of PMC Financial Services Group, LLC (“PMC”). The Note matures on the two-year anniversary of the Closing date and may not be prepaid. After 180 days, the Note may be converted, at any time and from time to time, into 1,133,333 shares of common stock of the Company (“Conversion Shares”).Wunderlich Securities, the Company’s placement agent, received a fee of $160,000 for placement agency services. In addition the Company incurred other direct costs of $157,000 resulting in net proceeds to the Company of $3,083,000.

The Warrant Shares will expire on the fifth (5th) anniversary of the Closing Date and have an exercise price equal to $4.00. The Warrant Shares will not be exercisable until 180 days after the Closing date. The Note and Warrant contain customary anti-dilution provisions and the Conversion Shares and Warrant Shares are subject to a registration rights agreement. The investor was granted a right to participate in future financing transactions of the Company for a term of two years. In addition, the warrants issued to the investor included a fundamental transaction provision, and, as such, were accounted for as warrant liability. Upon their issuance, the fair value of these warrants was determined to be $3,302,000 using a Black-Scholes Merton option pricing model (see Note 11 for further discussion of warrant liability). In accordance with the current accounting guidance $3,083,000 of this amount was recorded as a valuation discount, and the excess of the fair value of the warrant liability at the issuance date over the amount allocated to valuation discount of $219,000 was accounted for as a financing cost. As such, the Company recognized a debt discount at the dates of issuance in the aggregate amount of $3,400,000 related to the fair value of the warrant liability of $3,083,000 and cash offering costs of $317,000. The debt discount is to be amortized over the term of the note. Amortization of the note discount during the six months ended June 30, 2017 was $425,000, and the unamortized debt discount at June 30, 2017 was $2,975,000.

On April 19, 2016, three accredited investors that are party to the Securities Purchase Agreement dated May 26, 2016 and hold participation rights in the Company’s financing transactions agreed to waive their participation rights with regard to the April 21, 2017 financing. In consideration, these investors’ participation rights, expiring in May 2017, were extended for a period of two years. In addition, the Company increased the terms of their outstanding warrants by one year and reduced the exercise price from $4.25 to $3.00, The incremental change in their fair value of $187,000 was accounted for as an increase in the fair value of the warrant liabilities as of the date of modification and recorded as a cost of warrant modification. In addition, the Company also issued five-year warrants to purchase an aggregate of 210,111 shares of common stock at the exercise price of $3.00 to these investors. The newly issued warrants contain customary anti-dilution provisions and also included a fundamental transaction provision, and, as such, were accounted for as warrant liability. As such, the fair value of the new warrants of $571,000 at their issue date was accounted for as a warrant liability and a financing cost at the issue date.

11. Warrant Liability

The Company has issued warrants to investors and a placement agent as part of our financing transactions. The Company determined that the fundamental transaction terms of these warrants could give rise to an obligation of the Company to pay cash to the warrant holders. As such, in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), the fair value of these warrants is classified as a liability on the Company’s balance sheet and the corresponding changes in fair value are required to be recorded in the Company’s statements of operations in each subsequent period.

The warrant liability was valued at the following dates using Black-Scholes-Merton option pricing model with the following average assumptions:

	As of	Upon Issuance	Upon Modification	As of
	December 31, 2016	April 21, 2017	April 21, 2017	June 30, 2017
	(1)	(2)	(3)	(4)
Stock Price	$4.10	$4.75	$4.75	2.45
Risk free interest rate	1.58%	1.51%	1.51%	1.54%
Expected Volatility	54.71%	49.33%	49.33%	54.79%
Expected life in years	4.42	5.00	5.00	3.92 to 4.93
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Fair Value – Warrants	$775,000	$3,873,000	$187,000	1,527,000

(1)	Warrant valuation of the 418,909 warrants that contained fundamental transaction clause at December 31, 2016

(2)	Warrant valuation of the 1,626,778 warrants that contained fundamental transaction clause issued during the period ended June 30, 2017

(3)	Warrant valuation of the 280,147 warrants that were modified during the period ended June 30, 2017

(4)	Warrant valuation of the 2,045,687 warrants that contained fundamental transaction clause at June 30, 2017

The risk-free interest rate used in the calculation was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the warrant was determined by the remaining contractual life of the warrant instrument. The expected dividend yield was determined to be zero based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

During the period ended June 30, 2017, the company realized a gain of $3,308,000 related to the change in fair value of the warrant liability.

Based on the subsequent event discussed in detail in Note 14, the Company expects the elimination of the fundamental transaction liability in the third quarter of 2017.

12. Stockholders’ Equity

Preferred Stock

On June 28, 2017 dividends were paid on the Series A Preferred stock in the amount of $5,000, by issuing 1,640 shares of common stock.

Common Stock

During the six months ended June 30, 2017, the Company issued 29,508 shares of common to certain members of the board of directors valued at $3.05 per share with an aggregate value of $90,000 for services rendered

13. Stock Based Activity

Stock Options

Stock options granted under our equity incentive plans generally vest over 3 years from the date of grant, at 33% per year or over 4 years at 25% per year and expire 5 years from the date of grant. The following table summarizes stock option activity for the six months ended June 30, 2017:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,048,500	4.68	3.8	$61,000
Granted
Exercised
Forfeited or expired	(62,500)	5.01	4.73
Outstanding at June 30, 2017	986,000	4.68	3.33	$-
Exercisable at June 30, 2017	673,200	4.71	3.04	$-

During the six months ended June 30, 2017, the Company did not grant any stock options to any employee or other party.

The aggregate intrinsic value was calculated as the difference between the closing market price, which was $2.45, and the exercise price of the Company’s stock options as of June 30, 2017. Stock-based compensation recognized on the Company’s statement of operations for the Six Months Ended June 30, 2017 and 2016 was $228,000 and $302,000, respectively.

Stock Warrants

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	803,909	$4.50	4.00	$26,000
Granted	1,626,778	$3.67	5.00	$-
Exercised
Forfeited or expired
Outstanding at June 30, 2017	2,430,687	$4.50	3.94	$-
Exercisable at June 30, 2017	803,909	$4.54	3.95	$-

The intrinsic value was calculated as the difference between the closing market price, which was $2.45 and the exercise price of the Company’s warrants common stock, as of June 30, 2017.

14. Subsequent Events

On June 28, 2017, Valentin Stalowir, age 54, was appointed Chief Executive Officer of Reed’s Inc., and the board of directors of Reed’s Inc. also expanded the board to six seats and appointed Mr. Stalowir to serve as a director, filling the newly created vacancy. A complete listing of Mr. Stalowir’s compensation, that includes the potential of a 4% equity stake in a fully diluted Reed’s Inc. at the time of his hiring is included in 8K that was filed with the Securities and Exchange Commission on July 13, 2017. In conjunction with the appointment of Mr. Stalowir, Mr. Freeman stepped down from his position as Interim Chief Executive Officer and accepted the position of Chief Operating Officer of the Company, also effective June 28, 2017.

On July 13, 2017, the Company entered into Warrant Exercise Agreements with Raptor/Harbor Reeds SPV LLC, a Delaware limited liability company (the “Lead Investor”) and three other investors holding participation rights in our financing transactions to reprice warrants to purchase 1,906,925 shares of our common stock (the “Repriced Warrants”). The Repriced Warrants had an exercise price per share of $1.50 and were revised to modify language pertaining to “Fundamental Transactions”. Restrictions upon exercise were waived as to 1,093,750 warrant shares being exercised for aggregate gross proceeds to the Company of $1.6 million. The Company also issued to the investors, pro rata based on the number of shares each investor exercised, additional second tranche warrants to purchase up to 512,560 shares of our common stock and additional third tranche warrants to purchase up to 87,746 shares of our common stock. Second tranche warrants have a term of five years, may be exercised commencing six months after the closing date, and have an exercise price equal to $2.00. The third tranche warrants will be exercisable immediately upon issuance for a term of 5-years, with an exercise price of $1.55. The Company believes the modification of the fundamental transaction clause will eliminate the warrant liability as discussed in Note 11, the effect of which will be recorded in the period ended September 30, 2017

The Lead Investor received the right to designate one non-voting observer to attend meetings of the board of directors as an observer. Further, the Company agreed to hold an annual or special meeting of stockholders on or before September 29, 2017 at which the board of directors will make the following proposals: (i) the issuance of securities in one or more non-public offerings where the maximum discount at which securities will be offered will be equivalent to a discount of up to 25% below the market price of Reed’s Inc. common stock, in accordance with NYSE American Company Guide Rules and (ii) amendment to Reed’s certificate of incorporation to effect a minimum of five million (5,000,000) additional shares of Reed’s Inc. authorized common stock. All proxies given to management will be voted in favor of such proposals.

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

Overview

To continue the Company’s progress in improving its current performance, the Company’s new Board of Directors has installed a new Chief Executive Officer, a new Chief Operating Officer and created the new position of Chief Innovation Officer. The Company is only partially through its execution of a turnaround plan that includes the complete focus on the core Reed’s and Virgil’s beverage brands, discontinuing of non-core SKU’s, improving margins via increased plant utilization, and transitioning the Company to a professionally led and managed organization. The transition and turnaround plan began mid second quarter of 2017 and therefor the financial results presented and discussed here do not yet reflect the expected improvements currently underway led by the reconstituted board and the new management leadership.

Our second quarter 2017 results reflect the company’s continued operational issues that management is diligently addressing. Total product volume declined 16.3% in the second quarter as compared to the same period in the prior year. A total of 71.4% of the volume loss was driven by what current management defines as non-core products such as Kombucha, private label and candy. Core products, which current management defines as Reeds, Virgils and branded sparkling craft beverages declined in volume 9.9% during the second quarter. Year to date total product volume reflects the same trend with volume down 15.1% over the same period in the prior year, with 75.3% of the decrease due to a decline in non-core products. Improving gross margins and re-accelerating growth of the core products will be the primary focus of the Company’s efforts moving forward.

Gross revenue for all products declined 17.8% in the second quarter driven by discontinued product revenue that accounted for a decline of 66.3% versus the prior year period. Year to date gross revenue for all products declined 15.6% in the second quarter again driven by discontinued product revenue that declined 60.0% over the same period in the prior year. Gross revenue of the core products declined 8.9% for the second quarter and 7.2% year to date due to lingering operational issues now being fully addressed by the upgraded operations team.

Discounts as a percentage of revenue increased 2.8% versus the same quarter in the prior year and increased 18.3% versus the year to date period in the prior year.

Further capital expenditures in our Los Angeles Plant are on hold while management evaluates the strategy of self-production and in the short term focuses on maximizing the current plant’s production throughput in order to fulfill summer sales demand for our core products. Management is currently evaluating directing the majority of the Company’s focus and resources on effective and expanded sales and marketing programs and transitioning the Company over time to a simpler and asset light operating model.

Cost of goods sold for all products declined in the second quarter 14.4% while non-core products cost of goods sold declined 55.2% versus the same quarter in the prior year. Year to date cost of goods sold for all products declined in the second quarter 23.5% and non-core products cost of goods sold year to date declined 60.0% over the same period in the prior year. Cost of goods sold for core products declined 6.1% in the second quarter and 4.6% year to date over the same period in the prior year.

Net margin declined 4.7% and 4.9% over the same quarter and year to date time frames versus the prior year driven by increased idle plant charges.

We continued to reduce overall expenses during the second quarter by 3.1% and 10.3% versus the second quarter and year to date periods in the prior year. Delivery and sales related expenses were down 16.5% and 23.8% respectively versus the same prior year periods. The second quarter decline tracked with revenue decline and costs were actually reduced in excess of the revenue decline for the year to date period. General and administrative expenses increased 3.1% and 7.4% over the same time periods in the prior year. The second quarter increase was driven primarily by employee transition costs and added legal expenses. Interest expense grew 145% year to date over the same time period in the prior year reflecting the non-cash accrual of interest for the convertible note issued in 2017.

The operating loss increased 238% in the second quarter and 71% year to date versus the same time periods in the prior year reflecting the managed decline in the non-core product volume, increased idle plant cost and additional interest carrying costs.

It should be noted that the net income recorded in the second quarter reflected specific accounting guidance that is related to the treatment of warrant liabilities discussed in detail in Note #11 above and not part of business operations.

Results of Operations – Three-months ended June 30, 2017

The following table sets forth key statistics for the Three Months Ended June 30, 2017 and 2016, respectively.

	Three months ended June 30,		Pct.
	2017	2016	Change
Gross sales	9,731,000	11,835,000	-18%
Less: Promotional and other allowances	867,000	843,000	3%
Net sales	$8,864,000	$10,992,000	-19%

Cost of tangible goods sold	6,593,000	7,706,000	-14%
As a percentage of:
Gross sales	68%	65%
Net sales	74%	70%
Cost of goods sold – idle capacity	588,000	684,000	-14%
As a percentage of net sales	7%	6%
Gross profit	1,683,000	$2,602,000	-35%
Gross profit margin as a percentage of net sales	19%	24%
Expenses
Delivery and handling	869,000	1,064,000	-18%
Selling and marketing	728,000	954,000	-24%
General and administrative	1,259,000	931,000	35%
Total operating expenses	$2,856,000	$2,949,000	-3%

Income from operations	$(1,173,000)	$(347,000)	238%

Interest expense and other expense	1,326,000	(416,000)	-419%

Net Income / loss to stockholders	$153,000	$(763,000)	-120%

Shares outstanding	14,013,378	13,908,247	1%

Net income (loss) per share	$0.01	$(0.05)	-120%

Metrics

	Second Quarter 2017
	12 Ounce Volume			12 Ounce Gross Sales Revenue			Per 12 ounces
Gross Sales	2017	2016	Change	2017	2016	Change	2017	2016	Change	%
Reeds Beverages	292,425	316,172	-7.5%	$5,150,000	$5,448,000	-5.5%	17.61	17.23	0.38	2.2%
Virgils	187,667	217,547	-13.7%	3,447,000	3,944,000	-12.6%	18.37	18.13	0.24	1.3%
Kombucha	2,074	11,899	-82.6%	80,000	475,000	-83.2%	38.57	39.92	(1.35)	-3.4%
All Other Reeds Beverages	28,242	32,421	-12.9%	520,000	620,000	-16.1%	18.41	19.12	(0.71)	-3.7%
Private Label	15,866	50,856	-68.8%	247,000	773,000	-68.0%	15.57	15.20	0.37	2.4%
Reeds Candy				263,000	550,000	-52.2%
All Other Non-Beverages				24,000	25,000	-4.0%
Total Gross Sales	526,274	628,895	-16.3%	9,731,000	11,835,000	-17.8%	18.49	18.82	(0.33)	-1.7%
Sales Discounts Unallocated to Specific SKU's*				(867,000)	(843,000)	2.8%	(1.65)	(1.34)	(0.31)	22.9%
Net Sales	526,274	628,895	-16.3%	$8,864,000	$10,992,000	-19.4%	16.84	17.48	(0.64)	-3.6%

Gross Sales per 12 ounce				$18.49	$18.82	-1.7%
Net Sales per 12 ounce				$16.84	$17.48	-3.6%

Cost of Goods Sold
Reeds Beverages	292,425	316,172	-7.5%	3,447,000	3,567,000	-3.4%	11.79	11.28	0.51	4.5%
Virgils	187,667	217,547	-13.7%	2,215,000	2,460,000	-10.0%	11.80	11.31	0.49	4.4%
Kombucha	2,074	11,899	-82.6%	45,000	253,000	-82.2%	21.70	21.26	0.43	2.0%
All Other Reeds Beverages	28,242	32,421	-12.9%	347,000	375,000	-7.5%	12.29	11.57	0.72	6.2%
Private Label	15,866	50,856	-68.8%	145,000	521,000	-72.2%	9.14	10.24	(1.11)	-10.8%
Costs Unallocated to Specific SKU's*				118,000	50,000	136.0%
Reeds Candy				189,000	392,000	-51.8%
All Other Non-Beverages				87,000	88,000	-1.1%
Cost of Goods Sold	526,274	628,895	-16.3%	$6,593,000	$7,706,000	-14.4%	12.53	12.25	0.27	2.2%

Additional Cost of Goods Produced
Idle Plant				588,000	684,000	-14.0%	1.12	1.09	0.03	2.7%
Cost of Goods produced and Sold	526,274	628,895		$7,181,000	$8,390,000	-14.4%	13.64	13.34	0.30	2.3%

Cost of Goods Sold Per 12 ounce				$12.53	$12.25	2.2%
Cost of Goods Poduced Per 12 ounce				$13.64	$13.34	2.3%

Gross Profit including Idle Plant				1,683,000	2,602,000	-35.3%
Gross Profit on an 12 ounce basis including Idle Plant				3.20	4.14	-22.7%
Gross Margin including Idle Plant				19.0%	23.7%	-4.7%

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

Sales

Gross sales dollars decreased in the second quarter of 2017 to $9,731,000 from $11,835,000 in the same period in 2016 or 17.8%. On a 12-ounce serving basis, gross sales decreased $0.33 per 12-ounce serving or 1.7% in the three-months ended June 30, 2017 when compared to the same period in the prior year. The main driver of the decrease on a 12-ounce basis was loss from pricing mix of Kombucha sales.

Net sales decreased in the first quarter of 2017 to $8,864,000 from $10,992,000 in the same period in 2016. On a 12-ounce serving basis, net sales decreased $0.64 per 12-ounce serving or 3.6% in the same period in 2016. The main driver of the decrease was a 23% increase or $0.31 per 12-ounce serving in promotional costs. It should be noted that the candy supply was impacted by a reduced focus and level of support on the business driving decreased candy sales of $237,000 or 52% over the same period in 2016.

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

Cost of goods sold decreased in the second quarter of 2017 to $6,593,000 from $7,706,000 in the same period in 2016. On a 12-ounce serving basis, cost of goods sold increased $0.27 per 12-ounce serving or 2.2% in the same period in 2016. The main driver of increase was in product mix cost increases of 2.2% on lower unit volume.

Cost of goods produced decreased in the second quarter of 2017 to $7,181,000 from $8,390,000 in the same period in 2016. On a 12-ounce serving basis, cost of goods sold increased $0.30 per 12-ounce serving or 2.37% in the same period in 2016. The main driver of the increase was unabsorbed overhead at the LA plant over the same period in 2016.

Gross Margin

Gross margin declined in second quarter of 2017 to $1,683,000 from $2,602,000 in the same period in 2016. On a 12-ounce serving basis, gross margin declined $0.94 or 22.7% year over year. The main drivers of the decrease were the $0.33 decrease from product mix, $0.31 from an increase in sales discounts, an increase in cost of goods sold of $0.27 and $0.03 increase in idle plant costs.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling expenses continued their decline in second quarter of 2017 to $869,000 from $1,064,000 or 18% in the same period in 2016. This decrease is in line with the 19% decline in volume. On a percentage of net sales, delivery costs were flat at 9%.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing expenses continued their decline in second quarter of 2017 to $728,000 from $954,000 or 24% in the same period in 2016. On a percentage of net sales, selling and marketing costs decreased 1% to 8% from 9%. The main driver of the decrease was a reduction in employee costs that were driven by a two person decrease in full time equivalent employees.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased in second quarter of 2017 to $1,259,000 from $931,000 or 35% in the same period in 2016. On a percentage of net sales, General and administrative costs increased 6% to 14% from 8%. The main driver of the increases were net employee transition costs of $183,000, additional director costs of $120,000, additional legal related costs of $82,000 and additional filing costs of $35,000. These additional costs were partially offset by a reclass of warrant related costs to financing costs of $63,000 and minor increases in administrative support.

Loss from Operations

The loss from operations was ($1,173,000) in the three-months ended June 30, 2017, as compared to a loss of ($347,000) in the same period of 2016 or an overall increase in the loss of ($826,000). The loss was comprised of decrease in gross profit of $919,000, and an increase in general and administrative expenses of $328,000 that were partially offset by a combined decrease in delivery and sales expenses of $421,000.

Interest and Finance Related Expenses

Interest expense and bank related charges increased to $995,000 in the three-months ended June 30, 2017, compared to expenses of $416,000 in the same period of 2016. The increase is primarily due to increased borrowing on our revolving line of credit of $206,000 and the cost of the April 21 convertible note accrued interest and debt discount amortization of $501,000.

Warrant and financing cost totaled $2,321,000. This amount is made up of $978,000 cost of warrant modification and financing costs related to the convertible note offset by a derivative gain in the second quarter of $3,299,000 as explained in Note #10 to the financial statements.

Modified EBITDA

In addition to our GAAP results, we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Adjusted EBITDA as net income (loss), plus interest expense, depreciation and amortization, stock-based compensation, financing costs and changes in fair value of warrant liability.

Management considers our core operating performance to be that which our managers can affect in any particular period through their management of the resources that affect our underlying revenue and profit generating operations during that period. Non-GAAP adjustments to our results prepared in accordance with GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three ended June 30, 2017 and 2016:

MODIFIED EBITDA SCHEDULE

	Three months ended June 30,
	2017	2016
	(unaudited)	(unaudited)
Net income (loss)	$153,000	$(763,000)

Modified EBITDA adjustments:
Depreciation and amortization	194,000	219,000
Interest expense	995,000	416,000
Stock option and warrant compensation	178,000	133,000
Financing costs	978,000	-
Change in fair value of warrant liability	(3,299,000)	-
Total EBITDA adjustments	$(954,000)	$768,000

Modified EBITDA	$(801,000)	$5,000

The $806,000 decrease in modified EBITDA for the three months resulted from the decreases in the EBITDA adjustments totaling $954,000 for the quarter ended June 30, 2017 plus the $153,000 recorded gain for the period. The $40,000 decrease is due to change in fair value of warrant liability as described in Note #11. The increase in interest expense was due to the increase in accrued but not paid interest on the convertible note as described in Note #10.

We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. We believe investors will realize that the accounting required for liabilities as described in Note #10, impacts this quarter. In addition, we use Adjusted EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; and in making compensation decisions and in communications with our board of directors concerning our financial performance. Adjusted EBITDA has limitations as an analytical tool, which includes, among others, the following:

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

Results of Operations – Six-months ended June 30, 2017

The following table sets forth key statistics for the Six Months Ended June 30, 2017 and 2016, respectively.

	Six months ended June 30,		Pct.
	2017	2016	Change
Gross sales	19,087,000	$22,613,000	-16%
Less: Promotional and other allowances	1,928,000	1,617,000	19%
Net sales	$17,159,000	$20,996,000	-18%
Cost of tangible goods sold	13,015,000	15,547,000	-16%
As a percentage of:
Gross sales	68%	69%
Net sales	76%	74%
Cost of goods sold – idle capacity	1,376,000	954,000	44%
As a percentage of net sales	8%	5%
Gross profit	2,768,000	$4,495,000	-38%
Gross profit margin as a percentage of net sales	16%	21%

Expenses
Delivery and handling	$1,612,000	$1,913,000	-16%
Selling and marketing	1,516,000	1,995,000	-24%
General and administrative	2,297,000	2,136,000	8%
Total Operating expenses	$5,425,000	$6,044,000	-10%

Income from operations	$(2,657,000)	$(1,549,000)	72%

Interest expense and other expense	817,000	(794,000)	-203%

Net loss to stockholders	$(1,840,000)	$(2,343,000)	-21%

Shares outstanding	13,982,230	3,184,000	6%

Net income(loss) per share	$(0.13)	$(0.18)	-26%

Metrics

	Six Months Ended June 30, 2017
	12 Ounce Volume			12 Ounce Gross Sales Revenue			Per 12 ounces
Gross Sales	2017	2016	Change	2017	2016	Change	2017	2016	Change	%
Reeds Beverages	580,149	624,117	-7.0%	10,130,000	10,705,000	-5.4%	17.46	17.15	0.31	1.8%
Virgils	356,943	406,188	-12.1%	6,513,000	7,311,000	-10.9%	18.25	18.00	0.25	1.4%
Kombucha	5,402	15,231	-64.5%	202,000	602,000	-66.4%	37.39	39.52	(2.13)	-5.4%
All Other Reeds Beverages	54,358	53,040	2.5%	1,007,000	1,005,000	0.2%	18.53	18.95	(0.42)	-2.2%
Private Label	6,074	41,242	-85.3%	97,000	729,000	-86.7%	15.97	17.68	(1.71)	-9.7%
Reeds Candy				494,000	414,000	19.3%
All Other Non-Beverages	-			30,000	24,000	25.0%
Total Gross Sales	1,002,926	1,139,818	-12.0%	18,473,000	20,790,000	-11.1%	18.42	18.24	0.18	1.0%
Sales Discounts Unallocated to Specific SKU's*				(1,928,000)	(1,616,000)	19.3%	(1.92)	(1.42)	(0.50)	35.6%
Net Sales	1,002,926	1,139,818	-12.0%	$6,545,000	$19,174,000	-13.7%	16.50	16.82	(0.33)	-1.9%

Gross Sales per 12 ounce				$8.42	$18.24	1.0%
Net Sales per 12 ounce				$6.50	$16.82	-1.9%

Cost of Goods Sold
Reeds Beverages	580,149	624,117	-7.0%	6,861,000	7,030,000	-2.4%	11.83	11.26	0.56	5.0%
Virgils	356,943	406,188	-12.1%	4,201,000	4,619,000	-9.0%	11.77	11.37	0.40	3.5%
Kombucha	5,402	15,231	-64.5%	165,000	560,000	-70.5%	30.54	36.77	(6.22)	-16.9%
All Other Reeds Beverages	54,358	53,040	2.5%	665,000	647,000	2.8%	12.23	12.20	0.04	0.3%
Private Label	6,074	41,242	-85.3%	198,000	903,000	-78.1%	32.60	21.90	10.70	48.9%
Costs Unallocated to Specific SKU's*				196,000	728,000	-73.1%
Reeds Candy				544,000	710,000	-23.4%
All Other Non-Beverages				185,000	348,000	-46.8%
Cost of Goods Sold	1,002,926	1,139,818	-12.0%	$13,015,000	$5,545,000	-16.3%	12.98	13.64	(0.66)	-4.8%

Additional Cost of Goods Produced
Idle Plant				1,376,000	957,000	43.8%	1.37	0.84	0.53	63.4%
Cost of Goods produced and Sold	1,002,926	1,139,818		$14,391,000	$16,502,000	-12.8%	14.35	14.48	(0.13)	-0.9%

Cost of Goods Sold Per 12 ounce				$12.98	$13.64	-4.8%
Cost of Goods Poduced Per 12 ounce				$4.35	$14.48	-0.9%

Gross Profit including Idle Plant				2,154,000	2,672,000	-19.4%
Gross Profit on an 12 ounce basis including Idle Plant				2.15	2.34	-8.4%
Gross Margin including Idle Plant				13.0%	13.9%	-0.9%

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

Sales

Gross sales decreased for the six-months ended June 30, 2017 to $19,087,000 from $22,613,000 in the same period in 2016. On a 12-ounce serving basis, gross sales decreased $0.11 per 12-ounce serving or 0.6% year over year. The main driver of the loss in pricing mix from Kombucha.

Net sales decreased for the six-months ended June 30, 2017 to $17,159,000 from $20,997,000 in the same period in 2016. On a 12-ounce serving basis, net sales decreased $0.65 per 12-ounce serving or 3.7% year over year. The main driver of the decrease was a 41% increase or $0.54 per 12-ounce serving in promotional costs.

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

Cost of goods sold decreased for the six-months ended June 30, 2017 to $13,015,000 from $15,545,000 in the same period in 2016. On a 12-ounce serving basis, cost of goods sold decreased $0.18 per 12-ounce serving or 1% year over year. The main driver of decrease was in costs unallocated to specific SKUs in the prior year which was comprised primarily of inventory adjustments during 2016.

Cost of goods produced decreased for the six-months ended June 30, 2017 to $14,391,000 from $16,502,000 in the same period in 2016. On a 12-ounce serving basis, cost of goods sold increased $0.37 per 12-ounce serving or 3% year over year. The main driver of the increase is LA Plant Idle Plant costs. Idle Plant costs increased $0.55 per 12-ounce serving or 70% to $1,376,000 from $957,000 over the same period in 2016.

Gross Margin

Gross margin declined for the six-months ended June 30, 2017 to $2,768,000 from $4,495,000 in the same period in 2016. On a 12-ounce serving basis, gross margin declined $1.03 or 28% year over year. The main drivers of the decrease were the $0.54 increase in sales discounts and $0.55 increase in idle plant costs.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling expenses continued their decline for the six-months ended June 30, 2017 to $1,612,000 from $1,913,000 or 16% in the same period in 2016. This decrease is in line with the 15% decline in volume. On a percentage of net sales, delivery costs were flat at 9%.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing expenses continued their decline for the six-months ended June 30, 2017 to $1,516,000 from $1,995,000 or 24% in the same period in 2016. On a percentage of net sales, selling and marketing costs remained flat at 9%. The Company kept expenses in line with sales revenue by reducing employee costs while full time equivalent employees remained flat.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased for the six-months ended June 30, 2017 to $2,297,000 from $2,138,000 or 7% versus the same period in 2016. On a percentage of net sales, General and administrative costs increased 3% to 13% from 10%. The main driver of the increase was due to net employee transition costs, director’s compensation and legal costs.

Loss from Operations

The loss from operations was ($2,657,000) in the Six Months Ended June 30, 2017, as compared to a loss of $(1,549,000) in the same period of 2016 or an overall decrease in the loss of $1,108,000. The loss was comprised of decrease in net sales revenue of $2,111,000, offset partially decreases in operating expenses category that totaled $621,000.

Interest and Finance Related Expenses

Interest expense and bank related charges increased to $1,511,000 in the Six Months Ended June 30, 2017, compared to expenses of $794,000 in the same period of 2016. The increase is primarily due to increased borrowing on our revolving line of credit of $69,000 and the cost of the April 21 convertible note accrued interest and debt discount amortization of $501,000.

Warrant and financing cost totaled $2,330,000. This amount is made up of $978,000 in the convertible note related costs offset by a derivative gain in the second quarter of $3,308,000 as explained in Note #11 above.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three ended June 30, 2017 and 2016:

MODIFIED EBITDA SCHEDULE

	Six months ended June 30,
	2017	2016
	(unaudited)	(unaudited)
Net loss	$(1,840,000)	$(2,343,000)

Modified EBITDA adjustments:
Depreciation and amortization	813,000	477,000
Interest expense	1,513,000	794,000
Stock option and warrant compensation	318,000	302,000
Financing costs	978,000	-
Change in fair value of warrant liability	(3,308,000)	-
Total EBITDA adjustments	$314,000	$1,573,000

Modified EBITDA	(1,526,000)	$(770,000)

The $756,000 decrease in modified EBITDA for the six-months ended June 30, 2017 is due to the decrease in net loss, the increase in interest expense and the net warrant related charges. The change in fair value recognized in the second quarter has been substantially eliminated in the warrant repricing discussed in Note #14.

We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. We believe investors will realize that the accounting required for liabilities as described in Note #10, impacts this quarter. In addition, we use Adjusted EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; and in making compensation decisions and in communications with our board of directors concerning our financial performance. Adjusted EBITDA has limitations as an analytical tool, which includes, among others, the following:

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2017 the Company recorded net loss of $1,840,000 and used cash from operations of $3,170,000. As of June 30, 2017, we had a working capital deficiency of $2,041,000 and a stockholders’ deficit of $3,179,000.

As of June 30, 2017, the Company had a cash balance of $251,000 and had additional available borrowing on our existing line of credit of $250,000. Furthermore, during the year ended December 31, 2016, we were able to extend the maturity date of our operating line of credit and our other bank loans through October 21, 2018. We estimate the Company currently has sufficient cash and liquidity to meet its anticipated working capital for the next twelve months.

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

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the Six Months Ended June 30, 2017.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

Exhibit No.	Description

4.1	Form of 2017-3 Warrant (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed July 14, 2017)

4.2	Form of 2017-4 Warrant (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K, filed July 14, 2017)

10.1	Warrant Exercise Agreement by and between Reed’s Inc. and Raptor/Harbor Reeds SPV LLC dated July 13, 2017 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed July 14, 2017)

10.2	Form of Warrant Exercise Agreement by and between Reed’s Inc. and three investors dated July 13, 2017 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed July 14, 2017)

10.3

Executive Employment Agreement effective as of June 28, 2017 by and between Reed’s Inc. and Valentin Stalowir (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed July 13, 2017)

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

Reed’s, Inc. (Registrant)

Date: August 14, 2017	/s/ Valentin Stalowir
Valentin Stalowir
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2017	/s/ Daniel V. Miles
Daniel V. Miles
Chief Financial Officer
(Principal Financial Officer)

