Form 10-Q
period 2017-09-30
REED'S, INC.
filed 2017-11-14
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 15,286,258 shares of Common Stock outstanding as of November 1, 2017.

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

2

3

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S INC.

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$348,000	$451,000
Trade accounts receivable, net of allowance for doubtful accounts and returns and discounts of $378,000 and $256,000, respectively	3,188,000	2,485,000
Inventory, net of reserve for obsolescence of $290,000 and $115,000, respectively	7,815,000	6,885,000
Prepaid and other current assets	301,000	500,000
Total Current Assets	11,652,000	10,321,000
Property and equipment, net of accumulated depreciation of $5,280,000 and $4,863,000, respectively	4,089,000	7,726,000
Equipment held for sale, net of reserve of $2,000,000	2,465,000	-
Brand names	805,000	805,000
Total assets	$19,011,000	$18,852,000
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
Accounts payable	$6,992,000	$5,959,000
Accrued expenses	181,000	215,000
Advances from officers	277,000	-
Line of credit	5,153,000	4,384,000
Current portion of long term financing obligations	214,000	190,000
Current portion of capital leases payable	194,000	183,000
Current portion of bank notes	953,000	953,000
Total current liabilities	13,964,000	11,884,000
Other long term liabilities
Long term financing obligation, less current portion, net of discount of $742,000 and $825,000, respectively	1,283,000	1,363,000
Capital leases payable, less current portion	286,000	438,000
Bank notes, net of discount $0 and $78,000, respectively	6,182,000	5,919,000
Convertible note, net of discount $2,833,000 and $0, respectively	748,000	-
Warrant liability	74,000	775,000
Other long term liabilities	117,000	130,000
Total Liabilities	22,654,000	20,509,000
Stockholders' Deficiency
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94,000	94,000
Common stock, $.0001 par value, 40,000,000 shares authorized, 15,286,258 and 13,982,230 shares outstanding	1,000	1,000
Additional paid in capital	35,447,000	29,971,000
Accumulated deficit	(39,185,000)	(31,723,000)
Total stockholders' deficiency	(3,643,000)	(1,657,000)
Total liabilities and stockholders' deficiency	$19,011,000	$18,852,000

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net Sales	$10,887,000	$12,329,000	$28,046,000	$33,326,000
Cost of goods sold	8,825,000	9,443,000	23,216,000	25,945,000
Gross profit	2,062,000	2,886,000	4,830,000	7,381,000

Operating expenses:
Delivery and handling expenses	1,119,000	901,000	2,731,000	2,815,000
Selling and marketing expense	828,000	918,000	2,344,000	2,911,000
General and administrative expense	1,105,000	871,000	3,402,000	3,007,000
Impairment of assets	2,000,000	-	2,000,000	-
Total operating expenses	5,052,000	2,690,000	10,477,000	8,733,000

Income/(loss) from operations	(2,990,000)	196,000	(5,647,000)	(1,352,000)

Interest expense	(757,000)	(415,000)	(2,270,000)	(1,239,000)
Financing costs and warrant modification	(1,798,000)	-	(2,776,000)	-
Change in fair value of warrant liability	(72,000)	-	3,236,000	-
Net loss	(5,617,000)	(219,000)	(7,457,000)	(2,591,000)

Preferred Stock Dividends	-	-	(5,000)	(5,000)
Net loss attributable to common stockholders	$(5,617,000)	$(219,000)	$(7,462,000)	$(2,596,000)

Weighted average number of shares outstanding – basic and diluted	15,033,083	13,908,247	14,336,375	13,504,223
Loss per share – basic and diluted	$(0.37)	$(0.02)	$(0.52)	$(0.19)

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

Nine months ended September 30, 2017

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Shareholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2016	13,982,230	$1,000	9,411	$94,000	$29,971,000	$(31,723,000)	$(1,657,000)

Fair value of vesting of options to employees and directors					199,000		199,000
Fair value of common shares issued for services	62,365	-			99,000		99,000
Common shares issued upon exercise of warrants, net	1,122,376	-			1,650,000		1,650,000
Extinguishment of warrant liability					2,634,000		2,634,000
Fair value of warrants issued for financing costs					689,000		689,000
Common shares issued for cash	117,647	-			200,000		200,000
Preferred dividends paid in Common stock	1,640	-			5,000	(5,000)	-
Net loss						(7,457,000)	(7,457,000)
Balance, September 30, 2017	15,286,258	$1,000	9,411	$94,000	$35,447,000	$(39,185,000)	$(3,643,000)

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	9/30/2017	9/30/2016
Cash flows from operating activities:
Net loss	$(7,457,000)	$(2,591,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	430,000	503,000
Amortization	728,000	186,000
Fair value of vested stock options issued to employees	199,000	449,000
Fair value of common stock issued for services	99,000	-
(Decrease) increase in allowance for doubtful accounts	122,000	(100,000)
Reserve for impairment on equipment held for sale	2,000,000	-
Fair value of warrants issued as financing cost	908,000
Modification cost of warrants	1,868,000	-
Change in fair value of warrant liability	(3,236,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(825,000)	(61,000)
Inventory	(930,000)	122,000
Prepaid expenses and other assets	199,000	6,000
Accounts payable	1,033,000	(301,000)
Accrued expenses	176,000	182,000
Other long term liabilities	(43,000)	-
Net cash used in operating activities	(4,729,000)	(1,605,000)
Cash flows from investing activities:
Purchase of property and equipment	(535,000)	(585,000)
Net cash used in investing activities	(535,000)	(585,000)
Cash flows from financing activities:
Net borrowings (repayments) on advances from officers	277,000	-
Proceeds from sale of common stock	200,000	2,230,000
Proceeds from warrant exercises	1,650,000	45,000
Principal payments on capital expansion loan	(538,000)	(168,000)
Proceeds from issuance of convertible note	3,083,000	-
Principal repayments on long term financial obligation	(139,000)	(117,000)
Principal repayments on capital lease obligation	(141,000)	(131,000)
Net borrowings (repayments) on existing line of credit	769,000	462,000
Net cash provided by financing activities	5,161,000	2,321,000
Net (decrease) increase in cash	(103,000)	131,000
Cash at beginning of period	451,000	1,816,000
Cash at end of period	$348,000	$1,947,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,074,000	$843,000
Non Cash Investing and Financing Activities
Property and equipment acquired through capital expansion loan	$723,000	$1,307,000
Property and equipment acquired through capital lease obligations	-	86,000
Reclass of property to equipment held for sale	4,465,000	-
Fair value of warrants granted as debt discount	3,083,000	54,000
Dividends payable in common stock	5,000	5,000
Extinguishment of warrant liability	2,634,000	-

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2017 and 2016 (Unaudited)

1. Basis of Presentation and Liquidity

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reed’s, Inc. (the “Company”), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2017 and the results of operations and cash flows for the Three and Nine Months Ended September 30, 2017 and 2016. The balance sheet as of December 31, 2016 is derived from the Company’s audited financial statements.

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

The results of operations for the Nine Months ended September 30, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2017.

Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the Nine Months ended September 30, 2017 the Company recorded a net loss of $7,457,000 and used cash from operations of $4,729,000. As of September 30, 2017, we had a stockholder’s deficit of $3,643,000 and working capital deficit of $2,312,000 compared to stockholder’s deficit of $1,657,000 and working capital deficit of $1,563,000 at December 31, 2016.

As of September 30, 2017, the Company had a cash balance of $348,000 and had available borrowing on our existing line of credit of $305,000. Furthermore, the Company has bank loans of $12,288,000 due to its major lender that become due October 21, 2018 as discussed in Note 7.

We believe that the Company currently has the necessary working capital to support existing operations for at least the next twelve months. The Company believes that we will be successful in renewing or renegotiating the PMC loans and/or other debt. But, there are no assurances that this refinancing will be completed. We anticipate that our primary capital source will be positive cash flow from operations. We believe we can achieve positive cash flow by a combination of achieving our sales goals and implementing cost reductions. Historically, we have financed our operations primarily through private sales of common stock, preferred stock, convertible debt, lines of credit and cash generated from operations.

We may not generate sufficient revenues from product sales in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we will continue to have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion and marketing and product development plans. In addition, our losses may increase in the future. These losses, among other things, have had and may continue to have an adverse effect on our working capital, total assets and stockholders’ equity. If we are unable to achieve profitability, the market value of our common stock would decline and there would be a material adverse effect on our financial condition.

The Company has engaged a specialty valuation and advisory services firm to assist management and the board of directors in determining a plan to maximize the value of property, plant and equipment. As of this report date, management is considering various alternatives and has not yet committed to any specific plans to sell or dispose of any assets and/or to exit or cease any of the current activities. The Company expects that a decision related to the plan to maximize the value of property plant and equipment may occur either shortly before the pending rights offering or in early 2018. Accordingly, as decisions are made, and actions are committed to, the Company will recognize the results in the financial statements. These actions may lead to certain charges including, but not limited to additional cash-related expenses, non-cash impairment charges, discontinued operations and/or other costs in connection with exit and disposal activities. Such transactions will be recognized when appropriate and may require cash payments for obligations such as one-time employee involuntary termination benefits, lease and other contract termination costs, costs to close facilities, employee relocation costs and ongoing benefit arrangements.

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

2. Significant Accounting Policies

Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing the net income (loss) applicable to common stock holders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing the net income (loss) applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive.

The Company had potentially dilutive securities that consisted of:

	September 30,
	2017	2016
Warrants	1,908,616	803,909
Series A Preferred Stock	37,644	37,644
Options	714,500	952,000
Total	2,660,760	1,793,553

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts, inventory obsolescence, depreciable lives of property and equipment, impairment reserve on equipment held for sale, analysis of impairments of recorded intangibles, accruals for potential liabilities, assumptions made in valuing stock instruments issued for services, assumptions made in valuing derivative liabilities and valuation of deferred tax assets.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20 all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company has concluded that this new pronouncement will require a reclassification of discount expenses currently included in bad debt expense as a reduction of net sales by the same amount. No other impact of adopting this new guidance on its financial position, results of operations, and cash flows is expected. The Company will adopt the provisions of this statement in the first quarter of fiscal 2018.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. The Company has evaluated the expected impact that the standard could have on its financial statements and related disclosures and expects to adopt standard with the reporting period ending December 31, 2018.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance in ASU 2017-11 can be applied using a full or modified retrospective approach. The adoption of ASU 2017-11 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Concentrations

During the three months ended September 30, 2017, the Company had two customers that accounted for 19% and 15% of gross sales respectively and 22% and 19% of sales in the same period in the prior year. During the Nine Months ended September 30, 2017, the Company had two customers that accounted for 21% and 11% respectively of sales and 24% and 13% of sales in the same period in the prior year. No other customer accounted for more than 10% of gross sales in the periods.

As of September 30, 2017, the Company had two customers that accounted for 19% and 17% respectively, of accounts receivable. As of December 31, 2016, the Company had two customers that accounted for 28% and 12% of accounts receivable. No other customer accounted for more than 10% accounts receivable as of those dates.

During the three months ended September 30, 2017, the Company had one vendor that accounted for 18% of all purchases, and 24% of all purchases in the same period in the prior year. During the Nine Months ended September 30, 2017, the Company had one vendor that accounted for 18% of purchases and 26% in the same period in the prior year. No other vendor accounted for more than 10% of purchases in the periods.

As of September 30, 2017, the Company had one vendor that accounted for 24% of all payables. As of December 31, 2016, the Company had one vendor that accounted for 12% of all payables. No other vendor accounted for more than 10% of accounts payable as of that date.

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

As of September 30, 2017, and December 31, 2016, the Company’s balance sheets included the warrant liability of $74,000 and $775,000 respectively, which were based on Level 2 measurements.

3. Inventory

Inventory is valued at the lower of cost (first-in, first-out or market) and, net of reserves, is comprised of the following as of:

	September 30, 2017	December 31, 2016
Raw Materials and Packaging	$4,844,000	$3,874,000
Finished Goods	2,971,000	3,011,000
Total Inventory	$7,815,000	$6,885,000

During the nine months ended September 30, 2017, the Company increased our reserve for obsolescence to $290,000 from $115,000 as of December 31, 2016.

4. Property and Equipment

Property and equipment are comprised of the following as of:

	September 30, 2017	December 31, 2016
Land	$1,107,000	$1,107,000
Building	2,360,000	1,875,000
Vehicles	651,000	666,000
Machinery and equipment	2,090,000	3,686,000
Equipment under capital leases	226,000	226,000
Office equipment	506,000	475,000
Construction In Progress	2,429,000	4,554,000
Book value	9,369,000	12,589,000
Accumulated depreciation	(5,280,000)	(4,863,000)
Net book value	$4,089,000	$7,726,000

Depreciation expense for the Nine Months ended September 30, 2017 and 2016 was $430,000 and $503,000, respectively.

During the three months ended September 30, 2017, the Company engaged a specialty valuation and advisory services firm to assist management and the board of directors in determining a plan to maximize the value of property, plant and equipment. As of September 30, 2017, management is considering various alternatives and has not yet committed to any specific plans. However, management has identified certain assets classified as equipment held for sale that are likely to be divested. Management has estimated the fair value of the assets to be approximately $2,465,000, and accordingly the Company recognized an impairment loss during the three months ended September 30, 2017 in the amount of $2,000,000.

	September 30, 2017	December 31, 2016
Equipment Held for sale	$4,465,000	$-
Reserve	(2,000,000)	$-
Net book value	$2,465,000	$-

5. Intangible Assets and Impairment Policy

Intangible assets are comprised of indefinite-lived brand names acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized, but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life is appropriate. As part of our impairment test, we first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If further testing is necessary, we compare the estimated fair value of our indefinite-lived intangible asset with its book value. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. Based on management’s measurement, there were no indications of impairment at September 30, 2017.

	September 30,2017	December 31, 2016
Virgil’s	$576,000	$576,000
Sonoma Sparkler	229,000	229,000
Brand names	$805,000	$805,000

6. Advances from Related Parties

During the year ended September 30, 2017, Chris Reed (the former CEO and current CIO), Daniel Miles (CFO) and Robert Reed (brother of Chris Reed, CIO) advanced funds of $260,000and $120,00 respectively to the Company for working capital uses. During the period, the Company repaid to Mr. Chris Reed $120,000 that was advanced from him, and also repaid Robert Reed $103,000 of the advances due him. As of September 30, 2017, the aggregate amount due for the remaining unpaid advances was $277,000. The advances are unsecured, non-interest bearing with no formal terms of repayment.

7. Notes Payable

The Company has a Loan and Security Agreement with PMC Financial Services Group, LLC (PMC) that provides a $6,000,000 revolving line of credit, a $3,000,000 term loan and a Capital Expansion loan up to $4,700,000. The loans are secured by substantially all the assets of the Company and were initially due on January 1, 2019. As a condition to PMC’s approval of the transaction described in Note 10, and Purchaser’s subordinated security interest, on April 21, 2017, Reed’s Inc. and PMC entered into Amendment Number Fifteen to Amended and Restated Loan and Security Agreement changing the Revolving Loan Maturity Date, Term Loan Maturity Date, Cap Ex Loan Maturity Date and Term Loan B Maturity Date from January 1, 2019, to October 21, 2018.

The notes are as follows:

Revolving Line of Credit

The agreement provides a $6,000,000 revolving line of credit. Consistent with prior year, the revolving line of credit has been expanded by an additional $630,000 to accommodate prepaid inventory. This expansion is payable by the end of the current year. At September 30, 2017 and December 31, 2016, the aggregate amount outstanding under the line of credit was $5,153,000 and $4,384,000, respectively.

The interest rate on the Revolving Loan is discussed below. In addition, there is a monthly management fee of .45% of the average monthly loan balance.

The revolving line of credit is based on 85% of accounts receivable and 60% of eligible inventory and is secured by substantially all of the Company’s assets. As of September 30, 2017, the Company had $305,000 borrowing availability under the line of credit agreement.

The line of credit matures on October 21, 2018 and was subject to a 1% prepayment penalty for prepayment prior to the first anniversary of the effective date.

Bank Notes

Bank notes consist of the following as of September 30, 2017 and December 31, 2016:

	September 30,2017	December 31, 2016
Term Loans	$3,000,000	$3,000,000
Capex loan	4,135,000	3,950,000
Valuation discount	-	(78,000)
Net	7,135,000	6,872,000
Current portion	(953,000)	(953,000)
Long term portion	$6,182,000	$5,919,000

(A)	Term Loans

In connection with the Loan and Security Agreement with PMC, the Company entered into two Term Loans of $1,500,000 each, for an aggregate borrowing of $3,000,000. The term loans are secured by all of the unencumbered assets of the Company and are due on October 21, 2018. The annual interest rate on the loans are discussed below. As of September 30, 2017, and December 31, 2016, the amount outstanding was $3,000,000 and $3,000,000 respectively.

(B)	Capital Expansion (“CAPEX”) Loan

In connection with the Loan and Security Agreement with PMC, the Company entered into a Capital expansion loan which, after amendment allows a total borrowing of $4,700,000. The loans are secured by all of the property and equipment purchased under the loan. The interest rate on the CAPEX loan is the prime rate plus 5.75% (9.5% at September 30, 2017). Interest only is payable on CAPEX Loans through January 31, 2017, at which time principal and interest will be aggregated and repaid in equal monthly payments of principal and interest based on 48 month amortization. Currently and until the second tranche has been closed, the estimated amount that will become due in the next twelve months is $953,000. At September 30, 2017 and December 31, 2016, the total balance on the CAPEX loan was $4,135,000 and $3,950,000 respectively, and as of September 30, 2017, the Company had future borrowing availability of $330,000.

In addition, the Company agreed to pre-pay the CAPEX Loan by at least $300,000 from the proceeds of the sale of idle equipment, if such sale were to occur.

In conjunction with this loan the Company placed equipment with a cost of $341,000 and a net book value of $250,000 at a co-packing facility to enable the co-packer to manufacture our products. Should the Company be unable to secure access to the equipment in the event of failure of the co-packer, the amount will become due and payable by the Company.

(C)	Issuance of Warrants upon Amendments

In prior years, the Company issued 225,000 warrants to PMC as part of various restructuring of the notes. The aggregate value of the warrants were valued at $179,000 using the Black Scholes Merton option pricing model and was recorded as a valuation discount and is being amortized over the term loans.

On December 7, 2016, the Company agreed to reprice the exercise price of 175,000 common stock purchase warrants granted. The incremental value of the warrants before and after the modification of $38,000 is being amortized over the remaining term of the loans.

As of December 31, 2016, the unamortized balance of the loans was $78,000. During the Nine Months ended September 30, 2017 the remaining unamortized balance was fully amortized.

(D)	Interest Rates

Notwithstanding the other borrowing terms above, if Excess Borrowing Availability under the $6 million Revolving line of credit remains more than $1,500,000 at all times during the preceding month (currently the Company’s Borrowing Availability is $305,000) the additional interest rate for all loans will be eliminated. The following chart summarizes the loans as of September 30, 2017,

Description	Rate	Base Interest Rate	Increase in Prime	Current Original rate	Additional Interest	Current rate
Term A	P+5.75%	9.00%	1.00%	10.00%	3.00%	13.00%
Term B	P+11.60%	14.85%	1.00%	15.85%	0.00%	15.85%
Line of Credit (Prime Plus)	P+0.35%	3.60%	1.00%	4.60%	3.00%	7.60%
Capital Loans	P+5.75%	9.00%	1.00%	10.00%	3.00%	13.00%

As noted above, there is a .45% monthly monitoring fee for the line of credit. When added to current rate, the current annual rate is approximately 13.5%

8. Obligations under Capital Leases

The Company leases equipment for its brewery operations with an aggregate value of $944,000 under Nine non-cancelable capital leases. Monthly payments range from $341 to $10,441 per month, including interest, at interest rates ranging from 6.51% to 17.31% per annum. At September 30, 2017, monthly payments under these leases aggregated $19,000. The leases expire at various dates through 2020.

Future minimum lease payments under capital leases are as follows:

Years Ending September 30,
2018	$195,000
2019	246,000
2020	84,000
2021	16,000
2022	-
Total payments	$541,000
Less: Amount representing interest	(61,000)
Present value of net minimum lease payments	$480,000
Less: Current portion	(194,000)
Non-current portion	$286,000

9. Long-term Financing Obligation

Long term financing obligation is comprised of the following as of:

	September 30,2017	December 31,2016
Financing obligation	$2,239,000	$2,378,000
Valuation discount	(742,000)	(825,000)
Net long term financing obligation	$1,497,000	$1,553,000
Less current portion	(214,000)	(190,000)
Long term financing obligation	$1,283,000	$1,363,000

On June 15, 2009, the Company closed escrow on the sale of its two buildings and its brewery equipment and concurrently entered into a long-term lease agreement for the same property and equipment. In connection with the lease the Company has the option to repurchase the buildings and brewery equipment from 12 months after the commencement date to the end of the lease term at the greater of the fair market value or an agreed upon amount. Since the lease contains a buyback provision and other related terms, the Company determined it had continuing involvement that did not warrant the recognition of a sale; therefore, the transaction has been accounted for as a long-term financing. The proceeds from the sale, net of transaction costs, have been recorded as a financing obligation in the amount of $3,056,000. Monthly payments under the financing agreement of approximately $35,000 are recorded as interest expense and a reduction in the financing obligation at an implicit rate of 9.9%. During the period ended September 30, 2017 and 2016, the Company recorded interest expense of $172,000 and $184,000, respectively.

In connection with the financing obligation and subsequent amendments, the Company issued an aggregate of 600,000 warrants to purchase its common stock. The 600,000 warrants were valued at an aggregate amount of $1,336,000 and were recorded as valuation discount at date of issuance, and are being amortized over 15 years, the term of the purchase option. The balance of the unamortized valuation discount at December 31, 2016 was $825,000. Amortization of valuation discount was $83,000 during the Nine Months ended September 30, 2017 and the unamortized balance as of September 30, 2017 was $742,000.

10. Convertible Note

Convertible note consists of the following:

	September 30,2017	December 31,2016
12% Convertible Note Payable	$3,400,000	$-
Accrued Interest	181,000
Valuation Discount	(2,833,000)	0
Convertible Note Payable, Net	$748,000	$-

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

The Warrant Shares will expire on the fifth (5th) anniversary of the Closing Date and have an exercise price equal to $4.00. The Warrant Shares will not be exercisable until 180 days after the Closing date. The Note and Warrant contain customary anti-dilution provisions and the Conversion Shares and Warrant Shares are subject to a registration rights agreement. The investor was granted a right to participate in future financing transactions of the Company for a term of two years. In addition, the warrants issued to the investor included a fundamental transaction provision, and, as such, were accounted for as warrant liability. Upon their issuance, the fair value of these warrants was determined to be $3,302,000 using the Black-Scholes-Merton option pricing model (see Note 11 for further discussion of warrant liability). In accordance with the current accounting guidance $3,083,000 of this amount was recorded as a valuation discount, and the excess of the fair value of the warrant liability at the issuance date over the amount allocated to valuation discount of $219,000 was accounted for as a financing cost. As such, the Company recognized a debt discount at the dates of issuance in the aggregate amount of $3,400,000 related to the fair value of the warrant liability of $3,083,000 and cash offering costs of $317,000. The debt discount is to be amortized over the term of the note. Amortization of the note discount during the Nine Months ended September 30, 2017 was $567,000, and the unamortized debt discount at September 30, 2017 was $2,833,000.

On April 19, 2017, three accredited investors that are party to the Securities Purchase Agreement dated May 26, 2016 and hold participation rights in the Company’s financing transactions agreed to waive their participation rights with regard to the April 21, 2017 financing. In consideration, these investors’ participation rights, expiring in May 2017, were extended for a period of two years. In addition, the Company increased the terms of their outstanding warrants by one year and reduced the exercise price from $4.25 to $3.00, The incremental change in their fair value of $187,000 was accounted for as an increase in the fair value of the warrant liabilities as of the date of modification and recorded as a cost of warrant modification. In addition, the Company also issued five-year warrants to purchase an aggregate of 210,111 shares of common stock at the exercise price of $3.00 to these investors. The newly issued warrants contain customary anti-dilution provisions and included a fundamental transaction provision, and were accounted for as warrant liability. As such, the fair value of the new warrants of $571,000 was accounted for as a warrant liability and a financing cost at the issue date. Fair value was determined using the Black-Scholes-Merton option pricing model.

On July 13, 2017, the Company entered into warrant exercise agreements with the investors to reprice the warrants to purchase 1,416,667 and 210,111 shares of our common stock discussed above (see Note 11 for additional information).

11. Warrants

Warrant Activity

The Company has issued warrants to investors and a placement agent as part of our financing transactions. The following table summarizes warrant activity for the Nine Months ended September 30, 2017:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2016	803,909	$4.50	4.00	$26,000
Granted	2,227,083	$1.62
Exercised	(1,122,376)	$1.50
Forfeited or expired	-
Outstanding at September 30, 2017	1,908,616	$2.50	4.22	$709,000
Exercisable at September 30, 2017	611,507	$4.19	3.32	$57,000

On April 21, 2017 and April 19, 2017, the Company granted warrants to purchase 1,416,667 shares and 210,111 shares, respectively, of our common stock in connection with a debt financing transaction (see Note 10 for additional information). These warrants initially included a “fundamental transaction clause” that resulted in the fair value of these warrants of $3,873,000 being characterized as liabilities (see Note 11). All such warrants were included in the July 13, 2017 repricing discussed below.

On July 13, 2017, the Company entered into warrant exercise agreements with certain investors holding participation rights in our financing transactions to reprice warrants to purchase 1,906,925 shares of our common stock. The warrants were also revised to lower the exercise price from $3 and $4 per share to $1.50 per share, The Company determined that the incremental cost before and after the modification of the warrants resulted in an incremental charge of $1,109,000. The warrants were also changed to modify language pertaining to a “fundamental transaction” that eliminated these warrants from being classified as warrant liabilities. As a result, the investors exercised warrants into 1,122,376 shares of common stock at the repriced $1.50 per share resulting in proceeds to the Company of $1,650,000. The Company’s modification of the fundamental transaction clause enabled the remaining investor warrants of 784,549 with a fair value of $1,033,000 to be reclassified from a liability to equity during the third quarter ended September 30, 2017 (see Warrant Liability below for additional information).

Additionally, as part of the warrant exercise agreements, the Company issued to the investors, pro rata based on the number of shares each investor exercised, a second tranche of warrants to purchase 512,560 shares of our common stock and on July 19, 2017 a third tranche of warrants to purchase 87,745 shares of our common stock. The second tranche of warrants have a term of 5 years, may be exercised commencing six months after issuance and have an exercise price of $2.00. The third tranche of warrants were exercisable immediately upon issuance for a term of 5 years and have an exercise price of $1.55. The newly issued warrants contain customary anti-dilution provisions. As such, the aggregate fair value of the new warrants of $689,000 was accounted for as a financing cost as of their respective issue dates. Fair value was determined using the Black-Scholes-Merton option pricing model with a volatility of 53.75% an interest free rate of 1.65% and a stock price of $2.35. During the Nine Months ended September 30, 2017, the Company’s statement of operations includes a charge of $1,480,000 related to warrant financing costs.

The intrinsic value was calculated as the difference between the closing market price, which was $2.20 and the exercise price of the Company’s common stock warrants as of September 30, 2017.

Warrant Liability

As of December 31, 2016, the Company had 418,908 outstanding warrants that included certain fundamental transaction terms. The Company determined that the fundamental transaction terms of these warrants could give rise to an obligation of the Company to pay cash to the warrant holders. As such, in accordance with Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity”, the fair value of these warrants was classified as a liability on the Company’s balance sheet and the corresponding changes in fair value is required to be recorded in the Company’s statements of operations in each subsequent reporting period. The fair value of these warrant liabilities at December 31, 2016 was $775,000. During the period ended September 30, 2017 the Company issued an additional 1,626,778 of these warrants with a fair value of $3,873,000 that contained the same terms that required the recognition of these warrants as liabilities. During the period ended September 30, 2017 holders converted 1,122,376 of these warrants into common shares. The fair value of the liability of these warrants at the date of exercise was $1,601,000, and was recorded as an adjustment to paid in capital. At the same date, the Company and the holders of the remaining warrants agreed to modify the language of the fundamental transaction clause where the definition became dependent on obtaining board approval, thus eliminating the need for the liability classification of warrants. As such, the fair value of these warrants of $1,033,000 was recorded as an adjustment to capital. Outstanding shares at September 30, 2017 include 138,762 warrants with a fair value of $74,000 which are classified as a warrant liability.

The warrant liability fair value was valued at the following reporting, issuance and modification dates using the Black-Scholes-Merton option pricing model with the following assumptions:

	As of	Upon Issuance	Upon Modification	Upon Modification	As of
	December 31, 2016	April 21, 2017	April 21, 2017	July 13, 2017	September 30, 2017
Stock Price	$4.10	$4.75	$4.75	$2.35	$2.20
Risk free interest rate	1.58%	1.51%	1.51%	1.65%	1.62%
Expected Volatility	54.71%	49.33%	49.33%	53.75%	53.95%
Expected life in years	4.42	5.00	5.00	4.77 to 4.89	3.67
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%
Number of Warrants	418,909	1,626,778	280,147	1,906,925	138,762
Fair Value of Warrants	$775,000	$3,873,000	$187,000	$1,109,000	$74,000

The risk-free interest rate used in the calculation was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the expected volatility. The expected life of the warrant was determined by the remaining contractual life of the warrant instrument. The expected dividend yield was determined to be zero based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

During the Nine Months ended September 30, 2017, the Company’s statement of operations includes a gain of $3,236,000 related to the change in fair value of the warrant liability and a charge of $1,296,000 related to warrant modification costs. In addition to the fair value gain, the warrant liability balance for the Nine Months ended September 30, 20017 was further reduced by $2,634,000 from exercised shares and a reclassification to equity as discussed in Warrant Activity above.

12. Stockholders’ Equity

Preferred Stock

On June 28, 2017 dividends were paid on the Series A Preferred stock in the amount of $5,000, by issuing 1,640 shares of common stock.

Common Stock

During the Nine Months ended September 30, 2017, the Company:

●	Issued 58,065 shares of its common stock to certain members of the board of directors valued at $1.55 per share with an aggregate value of $90,000 for services rendered.
●	Issued 4,300 shares of its common stock to a related party valued at $2.20 per share with an aggregate value of $9,000 for services rendered.
●	Issued 1,122,376 shares of its common stock at $1.50 per share with gross proceeds of $1,684,000 in connection with the exercise of investor warrants (see Note 11 for additional information).
●	Sold 117,647 shares of its common stock to a member of the board of directors valued at $1.70 per share with total proceeds of $200,000.

13. Share-Based Payments

Stock options granted under our equity incentive plans generally vest over 3 years from the date of grant, at 33% per year or over 4 years at 25% per year and expire 5 years from the date of grant. Stock options may be granted to eligible employees, directors and consultants of the Company. The following table summarizes stock option activity for the Nine Months ended September 30, 2017:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2016	1,048,500	$4.68	3.80	$61,000
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(334,000)	$4.85
Outstanding at September 30, 2017	714,500	$4.60	3.34	$-
Exercisable at September 30, 2017	503,200	$4.65	2.23	$-

During the Nine Months ended September 30, 2017, the Company did not grant any stock options to any employee or other party.

The aggregate intrinsic value was calculated as the difference between the closing market price, which was $2.20, and the exercise price of the Company’s stock options as of September 30, 2017. Stock-based compensation recognized on the Company’s statement of operations for the Nine Months Ended September 30, 2017 and 2016 was $199,000 and $449,000, respectively. As of September 30, 2017, unamortized stock-based compensation of $220,000 is expected to be recognized over a period of 1.24 years.

14. Subsequent Events

On October 23, 2017, the Company filed with the SEC a rights offering (Form S-1). The rights offering is an offer to existing shareholders to purchase Company stock for purposes of enabling the Company to fund key initiatives and retire certain debt. There is no assurance that such rights offering will be successful.

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

Overview

In the prior quarter, the Company announced the installation of a new Chief Executive Officer, a new Chief Operating Officer and created the new position of Chief Innovation Officer. This newly installed leadership team has conducted a thorough review of the business including its current performance and core strategies. The Company is now in the process of executing significant changes to the Company’s strategy that includes a prioritization on the core Reed’s and Virgil’s brands, a discontinuing of non-core SKU’s and potentially repositioning the Company operationally to further outsource the manufacturing of its products. As such, the company is in the process of evaluating the current production capabilities of the Company which may allow for additional sales and marketing investment. Since it is, more likely than not, that the recently purchased equipment will not be installed in the LA Plant, in the quarter, the Company impaired the production assets that are not already in use.

In addition, the ultimate use of the LA Plant will be analyzed by a leading professional services team once engaged to determine the Company’s options going forward. The analysis is focused on existing equipment, the infrastructure improvements in use, the real estate agreements in effect and other transition costs used in those operations. It is not known at this time what the ultimate resolution will be. The net assets under review have a current net book value of approximately $5,000,000 in addition to the impaired assets.

In conjunction with the rights offering in process, the Company will periodically update shareholders via filings with SEC and press releases with any significant news related to this process.

The Company recently announced key components to the transition and therefore the financial results presented and discussed here do not yet reflect the improvements currently underway led by the reconstituted board and the new management leadership. Our third quarter 2017 results reflect the first price increase in seven years which compressed volume temporarily in August but led to a record increase in gross revenue as measured by a 12-ounce case of $0.43 in the quarter just ended. The Company’s continued high manufacturing costs have led management to pursue the engagement of a professional services company to help reposition the Company’s manufacturing footprint and strategy.

Since 2016, the company has had sales and production of 111 separate SKU’s. The Company has streamlined the portfolio to focus on a total of 28 SKUs which are made up of two brands; Reeds and Virgils with twelve flavors and two primary packaging configurations consisting of 24 pack cases and 12 pack cases. There are two other segments of SKU’s that we use to categorize our portfolio; non-core and discontinued. The non-core category is comprised of SKU’s that are being evaluated and include such products as ginger candy, private label and swing top lid beverages. The discontinued category is defined as SKU’s not in the immediate plans of the company. Reed’s may re-introduce these items as market conditions change or improve.

Core brand focus - During the just completed third quarter, the Company took its first general price increase for established brands in almost seven years. Up to this point, the Company’s practice was to fully absorbed material price increases in its various input costs which negatively impacted our gross margins. While volume was compressed in the month after the increase, shipments and future orders have rebounded leading us to believe that the market has absorbed the price increase and the core brands may continue to improve in volume. Core brands represented 80% of the volume and increased gross selling price by $0.43 per 12-ounce case while COGS decreased $0.11 per 12-ounce case. As management continues to optimize and refine its pricing and discounting strategies, we believe there will be opportunities for further positive improvements in both price and targeted discounting.

Non-core brands and SKU’s – During the just completed quarter, non-core brands were almost exclusively private label and totaled 18% of the volume. Gross selling price decreased by $0.07 per 12-ounce case while COGS increased $0.36 per 12-ounce case.

Discontinued brands and SKUs – During the just completed quarter, discontinued brands were almost exclusively secondary packaging and specialty brands that totaled 2% of the volume. Gross selling price decreased by $4.24 per 12-ounce case while COGS decreased $1.33 per 12-ounce case.

Historical year over year top line comparisons

The total portfolio volume rate of decline slowed to 12.7% from 16.4% in the third quarter over the same quarter in the prior year for the nine months ended September 30, 2017. Total gross revenue rate of decline slowed to 10.8% in the third quarter over the same quarter in the prior year as compared to 13.8% for the nine months ended September 30, 2017.

Discounts as a percentage of revenue increased 0.9% versus the same quarter in the prior year and increased 2.2% versus the year to date period in the prior year.

Cost of goods sold for all products declined in the third quarter 12.3% while non-core products cost of goods sold declined 51.8% versus the same quarter in the prior year. Year to date cost of goods sold for all products declined in the third quarter 14.8% and non-core products cost of goods sold year to date declined 53.8% over the same period in the prior year. Cost of goods sold for core products declined 5.4% in the third quarter and 7.0% year to date over the same period in the prior year.

Net margin declined 4.4% and 4.9% over the same quarter and year to date periods versus the prior year driven by increased idle plant charges.

Overall expenses during the third quarter increased by 13.3% but continue down 3.0% year to date over the prior year.

Delivery and General and administrative related expenses were up 24.2% and 26.3% respectively versus the same prior year periods. The delivery expense increase was due to a higher number of transports from east coast manufacturers to the west coast, while the General and administrative increase reflects higher director, higher filing fees, timing of the shareholder meeting and executive expenses. Sales expenses decreased 9.8% and 19.5% over the same time periods in the prior year primarily driven by lower employee costs, third party broker fees and consultant usage. Interest and warrant liability expense grew 345% year to date over the same time period in the prior year reflecting the change in fair value of the warrant liability.

The operating loss increased 601% in the third quarter and 168% year to date versus the same time periods in the prior year reflecting the decline in the non-core product volume, increased delivery expenses, increased idle plant cost and additional interest carrying costs.

Results of Operations – Three-months ended September 30, 2017

The following table sets forth key statistics for the Three Months Ended September 30, 2017 and 2016, respectively.

	Three months ended Sept. 30,		Pct.
	2017	2016	Change
Gross sales	12,065,000	13,529,000	-11%
Less: Promotional and other allowances	1,178,000	1,200,000	-2%
Net sales	$10,887,000	$12,329,000	-12%

Cost of tangible goods sold	8,133,000	9,275,000	-12%
As a percentage of:
Gross sales	67%	69%
Net sales	75%	75%
Cost of goods sold – idle capacity	690,000	168,000	311%
As a percentage of net sales	6%	1%
Gross profit	2,062,000	$2,886,000	-28%
Gross profit margin as a percentage of net sales	19%	23%
Expenses
Delivery and handling	1,119,000	901,000	24%
Selling and marketing	828,000	918,000	-10%
General and administrative	1,105,000	871,000	27%
Impairment Expense (Note 4)	2,000,000	0	100%
Total Operating expenses	$5,052,000	$2,690,000	88%

Income from operations	$(2,990,000)	$196,000	-1626%

Interest expense and other expense	(2,627,000)	(415,000)	533%

Net Income/ loss to stockholders	$(5,617,000)	$(219,000)	2465%

Shares outstanding	15,033,000	13,908,000	10%

Net income(loss) per share	$(0.37)	$(0.02)	2234%

Metrics

	Third Quarter 2017
	12 Ounce Volume			12 Ounce Gross Sales Revenue			Per 12 ounces
Gross Sales	2017	2016	Change	2017	2016	Change	2017	2016	Change	%
Reeds Beverages	308,000	328,000	-6.1%	$5,292,000	$5,580,000	-5.2%	17.18	17.01	0.17	1.0%
Virgils	200,000	216,000	-7.4%	3,655,000	3,884,000	-5.9%	18.28	17.98	0.29	1.6%
Kombucha	2,000	15,000	-86.7%	18,000	328,000	-94.5%	9.00	21.87	(12.87)	-58.8%
All Other Reeds Beverages	38,000	47,000	-19.1%	666,000	785,000	-15.2%	17.53	16.70	0.82	4.9%
Private Label	126,000	166,000	-24.1%	2,003,000	2,549,000	-21.4%	15.90	15.36	0.54	3.5%
Reeds Candy				408,000	353,000	15.6%
All Other Non-Beverages				23,000	50,000	-54.0%
Total Gross Sales	674,000	772,000	-12.7%	$12,065,000	$13,529,000	-10.8%	17.90	17.52	0.38	2.1%
Sales Discounts Unallocated to Specific SKU's*				(1,178,000)	(1,200,000)	-1.8%	(1.75)	(1.55)	(0.19)	12.4%
Net Sales	674,000	772,000	-12.7%	$10,887,000	$12,329,000	-11.7%	16.15	15.97	0.18	1.1%

Gross Sales per 12 ounce				$17.90	$17.52	2.1%
Net Sales per 12 ounce				$16.15	$15.97	1.1%

Cost of Goods Sold
Reeds Beverages	308,000	328,000	-6.1%	$3,508,000	$3,712,000	-5.5%	11.39	11.32	0.07	0.6%
Virgil’s	200,000	216,000	-7.4%	2,215,000	2,345,000	-5.5%	11.08	10.86	0.22	2.0%
Kombucha	2,000	15,000	-86.7%	19,000	173,000	-89.0%	9.50	11.53	(2.03)	-17.6%
All Other Reeds Beverages	38,000	47,000	-19.1%	436,000	486,000	-10.3%	11.47	10.34	1.13	11.0%
Private Label	126,000	166,000	-24.1%	1,345,000	1,694,000	-20.6%	10.67	10.20	0.47	4.6%
Costs Unallocated to Specific SKU's*				233,000	468,000	-50.2%
Reeds Candy				280,000	268,000	4.5%
All Other Non-Beverages				97,000	129,000	-24.8%
Cost of Goods Sold	674,000	772,000	-12.7%	$8,133,000	$9,275,000	-12.3%	12.07	12.01	0.05	0.4%

Additional Cost of Goods Produced
Idle Plant				690,000	168,000	310.7%	1.02	0.22	0.81	370.4%
Cost of Goods produced and Sold	674,000	772,000		$8,825,000	$9,443,000	-6.6%	13.09	12.23	0.86	7.0%

Cost of Goods Sold Per 12 ounce				$12.07	$12.01	0.4%
Cost of Goods Produced Per 12 ounce				$13.09	$12.23	7.0%

Gross Profit including Idle Plant				2,064,000	2,886,000	-28.5%
Gross Profit on a 12 ounce basis including Idle Plant				3.06	3.74	-18.1%
Gross Margin including Idle Plant				19.0%	23.4%	-4.4%

* Discounts and costs incurred that do not relate to specific SKU's

* Discounts and costs incurred that do not relate to specific SKU’s

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

Sales

Gross sales dollars decreased in the third quarter of 2017 to $12,065,000 from $13,529,000 in the same period in 2016 or 10.8%. On a 12-ounce serving basis, gross sales increased $0.38 per 12-ounce serving or 2.1% in the three-months ended September 30, 2017 when compared to the same period in the prior year. The main driver of the increase on a 12-ounce basis was a mid-quarter price increase.

Net sales decreased in the first quarter of 2017 to $10,887,000 from $12,329,000 in the same period in 2016. On a 12-ounce serving basis, net sales increased $0.18 per 12-ounce serving or 1.1% in the same period in 2016. The main driver of the increase was a mid-quarter price increase partially offset 12.4% increase in promotional costs or $0.19 per 12-ounce serving. It should be noted that with the candy supply returning to normal levels, candy sales increased $55,000 or 16.6% over the same period in 2016.

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

Cost of goods sold decreased in the third quarter of 2017 to $8,133,000 from $9,275,000 in the same period in 2016. On a 12-ounce serving basis, cost of goods sold increased $0.06 per 12-ounce case or 0.4% in the same period in 2016. The main driver of increase was in product mix cost increases of 12.3% on lower unit volume.

Cost of goods produced decreased in the third quarter of 2017 to $8,825,000 from $9,443,000 in the same period in 2016. On a 12-ounce serving basis, cost of goods sold  increased $0.86 per 12-ounce case or 7.0% in the same period in 2016. The main driver of the increase was the cost of private label production at the LA Plant over the same period in 2016.

Gross Margin

Gross margin declined in third quarter of 2017 to $2,062,000 from $2,886,000 in the same period in 2016. On a 12-ounce serving basis, gross margin declined $0.68 or 18.0% year over year. The main driver of the decrease was the $0.80 increase in idle plant costs partially offset by $0.18 per 12-ounce case in higher revenue.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling expenses increased in the third quarter of 2017 to $1,119,000 from $901,000 or 24.2% versus the same period in 2016. The temporary increase was due to our west coast production being dedicated to private label causing an increase in transportation costs from the east coast to the west coast of our branded products. On a percentage of net sales basis, delivery costs were up to 10.3% from 7.3% in the same period in 2016.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing expenses continued their decline in third quarter of 2017 to $828,000 from $918,000 or 9.8% in the same period in 2016. On a percentage of net sales, selling and marketing costs were flat at 7.5%

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased in third quarter of 2017 to $1,107,000 from $871,000 or 27.0% versus the same period in 2016. As a percentage of net sales, General and administrative expenses increased 3% to 10.1% from 7.1%. The main driver of the increase was an increase in support functions of $137,000 and miscellaneous expenses of $67,000. The increases were comprised of: legal expenses related to SEC filings of $50,000, increased filing fees of $61,000 and the timing of the shareholder meeting of $27,000.

Loss from Operations

The loss from operations was ($2,990,000) in the three-months ended September 30, 2017, as compared to income of $196,000 in the same period of 2016 or an overall change of $3,186,000, The loss was comprised of the decrease in gross profit of $1,361,000, an increase in delivery expenses of $319,000, an increase in general and administrative expenses of $234,000, an impairment of $2,000,000 for equipment that were offset partially by a decrease in sales expenses of $90,000.

Interest and Finance Related Expenses

Interest expense and bank related charges increased to $757,000 in the three-months ended September 30, 2017, compared to expenses of $415,000 in the same period of 2016. The increase is primarily due to the cost of the convertible note accrued interest and debt discount amortization of $274,000.

Warrant and financing cost totaled $1,870,000. This amount is made up of $1,798,000 cost of warrant modification and financing costs related to the convertible note offset by a derivative gain in the third quarter of $72,000 as explained in Note #10 to the financial statements.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three ended September 30, 2017 and 2016:

MODIFIED EBITDA SCHEDULE

	Three months ended Sept. 30,
	2017	2016
	(unaudited)	(unaudited)
Net income (loss)	$(5,617,000)	$(219,000)

Modified EBITDA adjustments:
Depreciation	171,000	214,000
Interest expense	757,000	415,000
Stock option and warrant compensation	(20,000)	147,000
Impairment costs	2,000,000	-
Financing costs and warrant modification	1,798,000	-
Change in fair value of warrant liability	72,000	-
Total EBITDA adjustments	4,778,000	776,000

Modified EBITDA	$(839,000)	$557,000

The $1,396,000 decrease in modified EBITDA for the three months ended September 30, 2017 compared to the same period in 2016, resulted from the decreases in the EBITDA adjustments totaling $1,393,000 for the quarter ended September 30, 2017. The decrease is due to warrant modifications and the equipment impairment.

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

Results of Operations – Nine-months ended September 30, 2017

The following table sets forth key statistics for the Nine Months Ended September 30, 2017 and 2016, respectively.

	Nine months ended Sept. 30,		Pct.
	2017	2016	Change
Gross sales	31,151,000	$36,141,000	-14%
Less: Promotional and other allowances	3,105,000	2,815,000	10%
Net sales	$28,046,000	$33,326,000	-16%
Cost of tangible goods sold	21,149,000	24,820,000	-15%
As a percentage of:
Gross sales	68%	69%
Net sales	75%	74%
Cost of goods sold – idle capacity	2,067,000	1,125,000	84%
As a percentage of net sales	7%	3%
Gross profit	4,830,000	$7,381,000	-35%
Gross profit margin as a percentage of net sales	17%	22%
Expenses
Delivery and handling	$2,731,000	$2,815,000	-3%
Selling and marketing	2,344,000	2,911,000	-19%
General and administrative	3,402,000	3,007,000	13%
Impairment expense (Note 4)	2,000,000	-	100%
Total Operating expenses	$10,477,000	$8,733,000	20%

Income from operations	$(5,647,000)	$(1,352,000)	318%

Interest expense and other expense	(1,810,000)	(1,239,000)	46%

Net loss to stockholders	$(7,457,000)	$(2,591,000)	188%

Shares outstanding	14,336,000	13,504,000	10%

Net income(loss) per share	$(0.52)	$(0.19)	162%

Metrics

	Nine Months Ended September 30, 2017
	12 Ounce Volume			12 Ounce Gross Sales Revenue			Per 12 ounces
Gross Sales	2017	2016	Change	2017	2016	Change	2017	2016	Change	%
Reeds Beverages	904,000	979,000	-7.7%	15,421,000	16,285,000	-5.3%	17.06	16.63	0.42	2.6%
Virgil’s	576,000	630,000	-8.6%	10,166,000	11,194,000	-9.2%	17.65	17.77	(0.12)	-0.7%
Kombucha	15,000	63,000	-76.2%	300,000	1,404,000	-78.6%	20.00	22.29	(2.29)	-10.3%
All Other Reeds Beverages	99,000	106,000	-6.6%	1,678,000	1,790,000	-6.3%	16.95	16.89	0.06	0.4%
Private Label	169,000	331,000	-48.9%	2,348,000	4,052,000	-42.1%	13.89	12.24	1.65	13.5%
Reeds Candy				1,164,000	1,343,000	-13.3%
All Other Non-Beverages	-			74,000	73,000	1.4%
Total Gross Sales	1,763,000	2,109,000	-16.4%	31,151,000	36,141,000	-13.8%	17.67	17.14	0.53	3.1%
Sales Discounts Unallocated to Specific SKU's*				(3,105,000)	(2,815,000)	10.3%	(1.76)	(1.33)	(0.43)	31.9%
Net Sales	1,763,000	2,109,000	-16.4%	$28,046,000	$33,326,000	-15.8%	15.91	15.80	0.11	0.7%

Gross Sales per 12 ounce				$17.67	$17.14	3.1%
Net Sales per 12 ounce				$15.91	$15.80	0.7%

Cost of Goods Sold
Reeds Beverages	904,000	979,000	-7.7%	10,378,000	10,740,000	-3.4%	11.48	10.97	0.51	4.6%
Virgils	576,000	630,000	-8.6%	6,426,000	6,961,000	-7.7%	11.16	11.05	0.11	1.0%
Kombucha	15,000	63,000	-76.2%	184,000	733,000	-74.9%	12.27	11.63	0.63	5.4%
All Other Reeds Beverages	99,000	106,000	-6.6%	1,111,000	1,133,000	-1.9%	11.22	10.69	0.53	5.0%
Private Label	169,000	331,000	-48.9%	1,543,000	2,723,000	-43.3%	9.13	8.23	0.90	11.0%
Costs Unallocated to Specific SKU's*				419,000	1,228,000	-65.9%
Reeds Candy				824,000	1,001,000	-17.7%
All Other Non-Beverages				264,000	301,000	-12.3%
Cost of Goods Sold	1,763,000	2,109,000	-16.4%	$21,149,000	$24,820,000	-14.8%	12.00	11.77	0.23	1.9%

Additional Cost of Goods Produced
Idle Plant				2,067,000	1,125,000	83.7%	1.17	0.53	0.64	119.8%
Cost of Goods produced and Sold	1,763,000	2,109,000		$23,216,000	$25,945,000	-10.5%	13.17	12.30	0.87	7.0%

Cost of Goods Sold Per 12 ounce				$12.00	$11.77	1.9%
Cost of Goods Produced Per 12 ounce				$13.17	$12.30	7.0%

Gross Profit including Idle Plant				4,830,000	7,381,000	-34.6%
Gross Profit on a 12 ounce basis including Idle Plant				2.74	3.50	-21.7%
Gross Margin including Idle Plant				17.2%	22.1%	-4.9%

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

Sales

Gross sales decreased for the Nine-months ended September 30, 2017 to $31,151,000 from $36,141,000 in the same period in 2016. On a 12-ounce serving basis, gross sales increased $0.53 per 12-ounce case or 3.1% year over year. The main driver of the increase was a price increase in the third quarter of 2017.

Net sales decreased for the Nine-months ended September 30, 2017 to $28,046,000 from $33,326,000 in the same period in 2016. Although gross revenue increased $0.53 per 12-ounce case for the Nine-months ended September 30, 2017, net sales only increased $0.11 per 12-ounce case or 0.7% year over year. The main driver of the difference was a 31.9% increase or $0.42 per 12-ounce case in promotional costs.

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

Cost of goods sold decreased for the Nine-months ended September 30, 2017 to $21,149,000 from $24,820,000 in the same period in 2016. On a 12-ounce serving basis, cost of goods sold decreased $0.23 per 12-ounce case or 14.8% year over year. The main driver of decrease was a volume decrease of 16.9% partially offset by raw material price increases of 2.1% over the prior year.

Cost of goods produced decreased for the Nine-months ended September 30, 2017 to $23,216,000 from $25,945,000 in the same period in 2016. On a 12-ounce serving basis, cost of goods produced increased $0.87 per 12-ounce case or 7.0% year over year. The main driver of the increase is the LA Plant Idle Plant costs and raw material price increases. Idle Plant costs increased $0.64 per 12-ounce case or 119.6% and raw materials increased $0.23 per 12-ounce case or 1.9% over the same period in 2016.

Gross Margin

Gross margin declined for the Nine-months ended September 30, 2017 to $4,832,000 from $7,381,000 in the same period in 2016. On a 12-ounce serving basis, gross margin declined $1.03 per 12-ounce case or 28% year over year. The main drivers of the decrease were the $0.54 increase per 12-ounce case in sales discounts and $0.55 per 12-ounce case increase in idle plant costs.

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling expenses decreased for the Nine-months ended September 30, 2017 to $2,731,000 from $2,815,000 or 2.9% in the same period in 2016. This decrease was impacted by a need to transport finished goods from the east coast to customers on the west coast when the LA Plant was being used for private label production. As a percentage of net sales, delivery costs increased to 9.7% from 8.4% over the same period in the prior year.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing expenses continued their decline for the Nine-months ended September 30, 2017 to $2,344,000 from $2,911,000 or 19.5% versus the same period in 2016. As a percentage of net sales, selling and marketing costs remained flat at 8.4%. The Company kept expenses in line with sales revenue by reducing employee costs, trade shows expenses and broker fee reductions.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased for the Nine-months ended September 30, 2017 to $3,402,000 from $3,007,000 or 12.9% versus the same period in 2016. As a percentage of net sales, General and administrative costs increased 3.1% to 12.1% from 9.0%. The main driver of the increase was due to net employee transition costs, director’s compensation and legal costs.

Loss from Operations

The loss from operations was ($5,647000) in the Nine Months Ended September 30, 2017, as compared to a loss of ($1,352,000) in the same period of 2016 or an overall increase in the loss of $4,295,000. The loss was comprised of the decrease in net sales revenue of $2,111,000, and increases in operating expense categories that totaled $621,000.

Interest and Finance Related Expenses

Interest expense and bank related charges increased to $2,270,000 in the Nine Months Ended September 30, 2017, compared to expenses of $1,239,000 in the same period of 2016. The increase is primarily due to increased borrowing on the April 21 convertible note accrued interest and debt discount amortization of $501,000.

Warrant and financing cost totaled $460,000. This amount is made up of $2,776,000 in the convertible note related costs offset by a derivative gain in the third quarter of $3,236,000 as explained in Note #11 above.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three months ended September 30, 2017 and 2016:

MODIFIED EBITDA SCHEDULE

	Nine months ended Sept. 30,
	2017	2016
	(unaudited)	(unaudited)
Net income (loss)	$(7,457,000)	$(2,591,000)

Modified EBITDA adjustments:
Depreciation	430,000	689,000
Interest expense	2,270,000	1,239,000
Stock option and warrant compensation	298,000	449,000
Impairment costs	2,000,000	-
Financing costs and warrant modification	2,776,000	-
Change in fair value of warrant liability	(3,236,000)	-
Total EBITDA adjustments	4,538,000	2,377,000

Modified EBITDA	$(2,919,000)	$(214,000)

The $2,705,000 decrease in modified EBITDA for the Nine Months ended September 30, 2017 is due to the increase in net loss, impairment charges, the increase in interest expense and the net warrant related charges.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the Nine Months ended September 30, 2017 the Company recorded net loss of $7,457,000 and used cash from operations of $4,729,000. As of September 30, 2017, we had a working capital deficiency of $3,643,000 and a stockholders’ deficit of $2,312,000.

As of September 30, 2017, the Company had a cash balance of $348,000 and had additional available borrowing on our existing line of credit of $305,000. Furthermore, during the year ended December 31, 2016, we were able to extend the maturity date of our operating line of credit and our other bank loans through October 21, 2018. We estimate the Company currently has sufficient cash and liquidity to meet its anticipated working capital for the next twelve months.

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

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. The Company recorded a reserve for impairment on equipment held for sale of $2,000,000 during the Nine Months Ended September 30,2017.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

Exhibit No.	Description

3.1	Bylaws of Reed’s Inc., as amended. *

4.1	Form of 2017-3 Warrant (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed July 14, 2017)

4.2	Form of 2017-4 Warrant (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K, filed July 14, 2017)

10.1	Warrant Exercise Agreement by and between Reed’s Inc. and Raptor/Harbor Reeds SPV LLC dated July 13, 2017 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed July 14, 2017)

10.2	Form of Warrant Exercise Agreement by and between Reed’s Inc. and three investors dated July 13, 2017 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed July 14, 2017)

10.3	Executive Employment Agreement effective as of June 28, 2017 by and between Reed’s Inc. and Valentin Stalowir (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed July 13, 2017)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

Reed’s, Inc. (Registrant)

Date: November 13, 2017	/s/ Valentin Stalowir
Valentin Stalowir
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2017	/s/ Daniel V. Miles
Daniel V. Miles
Chief Financial Officer
(Principal Financial Officer)

