Form 10-K
period 2017-12-31
REED'S, INC.
filed 2018-04-02
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission File Number 000-32501

REED’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2177773
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification Number

13000 South Spring Street
Los Angeles, California	90061
Address of principal executive offices	Zip Code

(310) 217-9400

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange where registered
Common Stock, $.0001 par value per share	NYSE American

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

Large Accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2017 was $25,970,000.

24,619,591 common shares, $.001 par value, were outstanding on December 31, 2017.

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

●	Our ability to generate sufficient cash flow to support capital expansion plans and general operating activities,

●	Decreased demand for our products resulting from changes in consumer preferences,

●	Competitive products and pricing pressures and our ability to gain or maintain its share of sales in the marketplace,

●	The introduction of new products,

●	Our being subject to a broad range of evolving federal, state and local laws and regulations including those regarding the labeling and safety of food products, establishing ingredient designations and standards of identity for certain foods, environmental protections, as well as worker health and safety. Changes in these laws and regulations could have a material effect on the way in which we produce and market our products and could result in increased costs,

●	Changes in the cost and availability of raw materials and the ability to maintain our supply arrangements and relationships and procure timely and/or adequate production of all or any of our products,

●	Our ability to penetrate new markets and maintain or expand existing markets,

●	Maintaining existing relationships and expanding the distributor network of our products,

●	Maintaining the listing of our common stock on the NYSE American market or other national securities exchange.

●	The marketing efforts of distributors of our products, most of whom also distribute products that are competitive with our products,

●	Decisions by distributors, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time,

●	The availability and cost of capital to finance our working capital needs and growth plans,

●	The effectiveness of our advertising, marketing and promotional programs,

●	Changes in product category consumption,

●	Economic and political changes,

●	Consumer acceptance of new products, including taste test comparisons,

●	Possible recalls of our products,

●	Our ability to make suitable arrangements for the co-packing of any of our products, and

●	Our ability to find alternative co-packing and production facilities for our products if our Los Angeles production facility is unable to produce because of damage by a disaster.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

PART I

Item 1. Business

Background

Reed’s Inc. (the “Company,” or “we,” or “us” throughout this report) is the owner and maker of the nation’s leading portfolio of handcrafted, natural beverages in the natural and specialty foods industry, selling to specialty gourmet, natural food, retail, and convenience stores and restaurants nationwide. The Company also sells through distributors to international markets. The Company’s two major core brands are Reed’s Ginger Beer and Virgil’s soda beverages. Reed’s Ginger Brews are unique in the beverage industry, being brewed, not manufactured, using fresh ginger, spices and fruits in a brewing process predating commercial soft drinks. Virgil’s sodas include award winning Root Beer and other soft drinks that are made using natural ingredients.

Historical Development

Reed’s Original Ginger Brew was created in 1987 by Christopher J. Reed, our founder, and current Chief Innovation Officer. Our product was first introduced to the market in Southern California stores in 1989. By 1990, we began marketing our products through United Natural Foods Inc. (UNFI) and other natural food distributors and moved our production to a larger facility in Boulder, Colorado. The following year, the Company moved all production to a co-pack facility in Pennsylvania. Throughout the 1990’s, we continued to develop and launch new Ginger Brew varieties. Reed’s Ginger Brews reached broad placement in natural and gourmet foods stores nationwide through UNFI and other major specialty, natural and gourmet and mainstream food and beverage distributors.

In 1997, we began licensing the products of China Cola and eventually acquired the rights to the product in 2000. In 1999, we purchased the Virgil’s Root Beer brand from the Crowley Beverage Company. In 2000, we moved into an 18,000-square foot warehouse property, the Brewery, in Los Angeles, California, to house our west coast production and warehouse facility. The Brewery also serves as our principal executive offices.

On December 12, 2006, we raised $8,000,000 through the sale of 2,000,000 shares of our common stock at an offering price of $4.00 per share in our initial public offering, trading on the OTC Bulletin board. Following the public offering, we expanded sales and operations dramatically, initially using a direct store delivery strategy in Southern California, along with other regional independent direct store distributors (DSD). The relationships with DSD’s were supported by our sales staff.

In 2007, wed transferred our shares to NASDAQ and raised a net of $7,600,000 in a private placement. We refocused our sales strategy to eliminate company direct store delivery sales and to expand sales to DSD’s and natural food distributors on a national level. We also started selling directly to supermarket grocery stores, which has become a significant portion of our business today.

We continually introduced new products and line extensions, such as our California Juice Company products in 2009, Virgil’s diet line of ZERO beverages introduced in 2010, and Dr. Better and Light 55 Calories Extra Ginger Brew in 2011. We commenced offering private label products in 2010; and in 2012 we launched our Culture Club Kombucha line.

In 2013, our shares were transferred to the New York Stock Exchange, where we are currently trading.

In 2015, we launched Stronger Ginger Brew which contains 50% more fresh ginger than our best-selling Reed’s Extra Ginger Brew.

In 2016, the board of directors brought on John Bello to serve as Chairman of the Board. Mr. Bello is the founder and former Chief Executive Officer of South Beach Beverage Company, the maker of nutritionally enhanced teas and juices marketed under the brand name SoBe. After growing the brand to $275 million in revenue over five years, he sold the company for $370 million to Pepsi. A 30-year veteran in the beverage industry, Mr. Bello is streamlining our business model and driving the Company to operate under an “asset-light” model and focus on becoming a premier sale and marketing driven organization.

In 2017, we continued the build out of the development of the first natural soda fountain products with trials in a large, national, fast, casual restaurant chain. The soda fountain versions of the popular natural sodas allow restaurants and other fountain concessions to buy the Company’s products for significantly less than the full packaged bottled price and at competitive prices to other fountain products.

In 2017, under our new executive management team (see below), we began a complete operational review and developed a detailed action plan to capture performance improvements and drive core brand growth.

In 2017, the shareholders expanded the number of board appointed seats to allow for a more multi-dimensional board with strong business experience. We also brought on a new investor and raised financing through a number of transactions through the issuance of a convertible note, warrants, and a $14.0 million shareholder rights offering. Collectively, these transactions raised $19 million for the Company.

New Beginnings

In our efforts to transform operations and develop the Company into a premier sales and marketing organization, the board of directors brought on several seasoned industry experts to provide leadership and direction to the Company. In June 2017, the board appointed Val Stalowir to be the Company’s new Chief Executive Officer. Mr. Stalowir is a 25-year veteran of the food and beverage industry and brings with him several years of global brand experience including Quaker Oats, Coca-Cola, and Yum! Brands and emerging brand experience including Boylan Bottling, Detour Bar, and Zola Acai. Mr. Stalowir has extensive experience in sales and marketing, new product development, and improving operational efficiency. He also has a proven track record of leading brand expansion into international markets and accessing private equity capital in the food and beverage sectors.

With the addition of Mr. Stalowir, the board appointed our founder, Chris Reed as Chief Innovation Officer in order to focus on the launch of a new portfolio of products and strengthen the Company’s existing brand equity. The board’s leadership restructuring also included the retention of Stefan Freeman then interim Chief Executive Officer, to be the Company’s Chief Operating Officer. He brings with him over 25 years of beverage and consumer product industry having served in executive roles in Coca-Cola Refreshments, Dr. Pepper Snapple Group, and Pepsi-Cola Bottling Group.

At the September 2017 shareholder meeting, the shareholders authorized to increase the number of seats on the Board to nine and authorized an increase in common shares to 40,000,000 shares.

On March 24, 2018, the Company received a letter of intent from a party, partially owned by Chris Reed, one of the Company’s current officers and directors, for the purchase of substantially all of the assets of the Los Angeles plant. It is anticipated the Board of Directors will approve the offer and the sale is anticipated to close during the summer of 2018.

We believe these changes to the board, the executive team and the operations will bring welcomed industry and professional strength to the Company which will transform our Company.

Industry Overview

We offer our portfolio of natural hand-crafted beverages in the natural and specialty foods industry as alternatives to the estimated $100 billion carbonated soft drinks (CSD) market nationwide. The Company’s products are sold across the country and internationally to specialty gourmet, natural food stores, retail stores, convenience stores and restaurants. While we are a top-seller in natural food store markets, we also sell nationally to major grocery chains. The trend in grocery stores is to expand offerings of natural products. We believe as we restructure the Company and develop our sales and marketing functions, we will have the ability to scale and be capable of developing these direct customer relationships.

Carbonated Soft Drink Industry Overview

The CSD market continues to be a large category in the overall American consumer beverage industry. According to Nielsen data, eighty-eight percent of American households purchased CSD in 2016. While a very large market, the CSD category continues to experience overall volume declines accounting for 19.8% of stomach share in 2016 compared to 22.7% in 2011. On the other hand, the craft and natural soda category, comprising 1% of total soft drink sales, is growing at a rate of 16% annually.

Consumers continue to embrace ginger products. Nielsen’s Jordan Rost stated recently in Beverage Industry, “Despite overall category declines, sales of ginger ale grew 9 percent in 2016 as more consumers focused on gut health and are likely opting for the functional and digestive health benefits of ginger-based soda. While many consumers clearly still want to indulge in soft drinks, they are turning to ginger ale as a way to impart some health benefits.”

The biggest shift seen over the last decade is a redefinition of what it means to eat and drink healthfully. More consumers are opting for naturally healthful products touting organic and natural appeals. In addition, as the craft and natural soda segment is still underdeveloped at only 1% of the total CSD market, we believe there is significant potential to continue to market and sell our portfolio of branded products.

Consumer Trends Driving Growth for Our Products

In order to effectively sell and market our portfolio of beverages, we remain cognizant of the consumer trends in the marketplace driving the continued growth for ginger beer and craft sodas:

Better-for-You and Healthier Products: Consumers continue to gravitate toward natural products which are growing 10-15% a year and four to five times faster than their mainstream counterparts; consumers want simple, natural ingredients. They are also looking for beverages with function (e.g., the superfood ginger has health benefits).

Reducing Sugar: Consumers are moving away from high sugar beverages and artificially sweetened products.

Authentic and Distinct Brands: Broad, cross-generational products appeal to consumers. Boomers and Millennials gravitate to brands with an authentic story (‘retro’), unique liquid, and packaging.

Affordable Indulgence: Consumers are indulging themselves with affordable everyday premium refreshment beverages, 85% regular and 15% diet, with a slight male skew.

Trading up to Premium and Craft: There is a strong growth in the $500 million craft soda and premium mixer industry segments. Consumers are looking for small batch, handcrafted, higher quality, and authentic bold flavors.

The Craft Soda Category is Underdeveloped: The craft soda segment is underdeveloped relative to other super-premium food and beverage categories; it is currently less than 1% of the overall CSD category.

On-Premise: There is an opportunity to upsell to the on-premise market segment given the market’s desire for a beverage with a non-alcoholic, strong flavor alternative.

Demand for Premium Mixed Drinks: Leading the way in demand has been the Moscow Mule, but the Gin & Ginger and the Dark ‘n Stormy, both of which have ginger bases, have also been on the rise in popularity.

Our strategies will remain responsive to these consumer trends as we concentrate our efforts on developing the Company’s sales and marketing functions.

Our Products

We manufacture our hand-crafted natural beverages using premium natural ingredients. Our products are free of genetically modified organisms (GMO). Over the years, the Company has developed several product offerings. In 2017, we narrowed our focus to our core product flavor offerings of Reed’s Ginger Beer flavors and Virgil’s Craft Sodas. We may re-introduce at a later date our Kombucha and China Cola brands.

Reed’s Ginger Beers

Ginger ale is the oldest known soft drink. Before modern soft drink technology existed, non-alcoholic beverages were brewed at home directly from herbs, roots, spices, and fruits. These handcrafted brews were highly prized for their taste, tonic, and health-giving properties. Reed’s Ginger Beers are a revival of this lost art of home brewing sodas. We make them with care and attention to wholesomeness and quality, using the finest fresh herbs, roots, spices, and fruits.

We believe Reed’s Ginger Beers are unique in their kettle-brewed origin among all mass-marketed soft drinks. Reed’s Ginger Beers contain between 17 and 39 grams of fresh ginger in every 12-ounce bottle. Our products differ from commercial soft drinks in three characteristics: sweetening, carbonation, and coloring for greater adult appeal. We sweeten our products using pure cane sugar. Instead of using injected-based carbonation, we produce our carbonation naturally, through slower, beer-oriented techniques. This process produces smaller, longer lasting bubbles which do not dissipate rapidly when the bottle is opened. We do not add coloring. The color of our products comes naturally from herbs, fruits, spices, roots, and juices.

Since Reed’s Ginger Brews are pasteurized, they do not require or contain any preservatives. In contrast, modern commercial soft drinks are typically produced using natural and artificial flavor concentrates prepared by flavor laboratories, tap water, and highly refined sweeteners. Manufacturers make a centrally processed concentrate which lends itself to a wide variety of situations, waters, and filling systems. The final product is generally cold-filled and requires preservatives for stability. Added colors are either artificial, or if natural, they are often highly processed.

The Reed’s Ginger Brews line contain the following products:

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

Reed’s Raspberry Ginger Brew is brewed from 17 grams of fresh ginger root, raspberry juice, and lime. Reed’s Raspberry Ginger Brew is 20% raspberry juice.

Reed’s Light 55 Calories Extra Ginger Brew is a reduced calorie version of our top selling Reed’s Extra Ginger Brew, made possible by using Stevia. We use the same recipe of 26 grams of fresh ginger root, honey, pineapple, lemon and lime juices, and exotic spices.

Reed’s Natural Energy Elixir is an energy drink infused with all-natural ingredients designed to provide consumers with a healthy and natural boost to energy levels.

Virgil’s Root Beer

Virgil’s is a premium craft root beer made with natural ingredients. Our root beer contains filtered water, unbleached cane sugar, and spices sourced from around the world such as anise from Spain, licorice from France, bourbon vanilla from Madagascar, cinnamon from Sri Lanka, clove from Indonesia, wintergreen from China, sweet birch and molasses from the southern United States, nutmeg from Indonesia, pimento berry oil from Jamaica, balsam oil from Peru, and cassia oil from China. We purchase these ingredients from vendors who source these spices worldwide and gather them together at the brewing and bottling facilities. We combine these ingredients under strict specifications and finally heat-pasteurize all Virgil’s sodas, to ensure quality. We sell Virgil’s in 12-ounce bottles in both 4 packs and 12 pack boxes. The Virgil’s soda line is also GMO free.

In addition to our Virgil’s Root Beer, we also offer a Virgil’s Cream Soda and Virgil’s Black Cherry Cream Soda, Virgil’s Orange Cream Soda, and a Virgil’s ZERO line. In 2018our Virgil’s ZERO line of 100% Stevia sweetened and zero calorie sodas will be replaced by our NEW Virgil’s O Sugar line of craft sodas. This new natural line of Zero Sugar flavors includes Root Beer, Cola, Lemon-lime, Orange, Black Cherry, and Cream soda.

Other Products

We have other popular brands with limited distribution including our Flying Cauldron Butterscotch Beer and Sonoma Sparkler brand of sparkling juices designed to be celebratory drinks for holidays and special occasions.

Prior Product Innovations

We are experts in flavor and recipe development and have developed many innovative and award-winning products and line extensions. With the expansion of our management team of beverage industry professionals and the added Chief Innovation Officer position, we will continue to be at the forefront of developing flavor profiles and products.

While product innovation will remain a top priority, we have discontinued some drinks in response to various market conditions including changes in consumer preferences and price points in various markets.

These innovations which have sold well in the past, may be reintroduced to the marketplace in the future given favorable market conditions. These products include:

●	Reed’s Ginger Brews: Reed’s Spiced Apple Brew, Reed’s Cherry Ginger Brew, and Reed’s Nausea Relief.

●	Reed’s Kombucha: all flavors.

●	Other Products: China Cola, certain private label products, and Reed’s ice creams.

Our Primary Markets

We target a niche in the estimated $100 billion carbonated and non-carbonated soft drink markets in the U.S., Canada, and international markets. Our brands are generally regarded as premium and natural, with upscale packaging and are loosely defined as the artisanal (craft), premium bottled carbonated soft drink category.

During 2017, management began simplifying operations in order to focus the Company on becoming a premier sales and marketing organization. The new management team is currently assessing best strategies to augment our existing sales and marketing efforts by utilizing industry brokers and outside advertising firms.

We have an experienced and geographically diverse sales force promoting our products with senior sales representatives strategically placed in five regions across the country, supported by local Reeds sales staff. Our sales managers are responsible for all activities related to the sales, distribution, and marketing of our brands to our entire retail partner and distributor network in North America. The Company also employs an internal sales force and engages from time to time and in limited circumstances, independent sales brokers and outside representatives to promote our products.

We sell to well-known popular natural food and gourmet retailers, large grocery store chains, club stores, convenience and drug stores, liquor stores, industrial cafeterias (corporate feeders), and to on premise bars, gourmet restaurants, and delicatessens worldwide. We also sell our products and promotional merchandise directly to consumers via the Internet through our Company website, www.reedsgingerbrew.com.

Some of our key customers include:

Natural stores: Whole Foods Market, Sprouts Farmers Market, Natural Grocers, Earth Fare, and Fresh Thyme Famers Market

Gourmet & Specialty stores: Trader Joe’s, Bristol Farms, The Fresh Market, and Central Market

Grocery store chains: Kroger, Safeway, Publix, Stop & Shop, H.E.B., and Wegmans

Club and Mass Stores: Costco Wholesale, Target, and Walmart

Liquor stores: BevMo!, Total Wine & More, and Spec’s

Convenience & Drug stores: Circle K, Rite Aid, and CVS Pharmacy

Our Distribution Network

Our products are brought to market through direct-store-delivery (DSD), customer warehouse, and distributor networks. The distribution system used depends on customer needs, product characteristics, and local trade practices. Our products are brought to market through an extremely flexible and fluid hybrid distribution model.

Our product reaches the market in the following ways:

Direct to Natural & Specialty Wholesale Distributors

Our natural and specialty distributor partners operate a distribution network delivering thousands of SKUs of natural and gourmet products to thousands of small, independent, natural retail outlets around the U.S., along with national chain customers, both conventional and natural. This system of distribution allows our brands far reaching access to some of the most remote parts of North America.

Direct to Store Distribution (DSD) through alcoholic and non-alcoholic distributor network

Our independent distributor partners operate DSD systems which deliver primarily beverages, foods, and snacks directly to retail stores where the products are merchandised by their route sales and field sales employees. DSD enables us to merchandise with maximum visibility and appeal. DSD is especially well-suited to products frequently restocked and respond to in-store promotion and merchandising.

Direct to Store Warehouse Distribution

Some of our products are delivered from our manufacturing plants and warehouses directly to customer warehouses. Some retailers mandate we deliver directly to them, as it is more cost effective and allows them to pass savings along to their consumer. Other retailers may not mandate direct delivery, but they recommend and prefer it as they have the capability to self-distribute and can realize significant savings with direct delivery.

Wholesale Distribution

Our Wholesale Distributor network handles the wholesale shipments of our products. They have a warehouse, distribution center and ship Reed’s and Virgil’s products directly to the Retailer (or to customers who opt for drop shipping).

International Distribution

We presently export Reed’s and Virgil’s brands throughout international markets via US based exporters. Some markets are: Spain, Mexico, Puerto Rico, Canada, Philippines, U.K., Israel, South Africa, and Australia.

International sales to some areas of the world are cost prohibitive, except for some specialty sales, since our premium sodas are packed in glass, which drives substantial freight costs when shipping overseas. Despite these cost challenges, we believe there are good opportunities for expansion of sales in Canada, the Middle East, England, and Australia and we are increasing our marketing focus on these areas by adding freight friendly packages such as aluminum cans. We are open to exporting and co-packing internationally and expanding our brands into foreign markets, and we have held preliminary discussions with trading companies and import/export companies for the distribution of our products throughout Asia, Europe, Australia, and South America. We believe these areas are a natural fit for Reed’s ginger products, because of the importance of ginger in international markets, especially the Asian market, where ginger is a significant part of diet and nutrition.

We believe the strength of our brands, innovation, and marketing, coupled with the quality of our products and flexibility of our distribution network, allows us to compete effectively.

Agreements

We have entered into agreements with some of our distributors who commit us to “termination fees” if we terminate our agreements early or without cause. These agreements call for our customer to have the right to distribute our products to a defined type of retailer within a defined geographic region. As is customary in the beverage industry, if we should terminate the agreement or not automatically renew the agreement, we would be obligated to make certain payments to our customers. We are in constant review of our distribution agreements with our partners across North America.

Competition

The beverage industry is highly competitive. The principal areas of competition include pricing, packaging, development of new products and flavors, and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers. Most of these brands have enjoyed broad, well-established national recognition for years, through well-funded ad and other branding campaigns. In addition, the companies manufacturing these products generally have greater financial, marketing, and distribution resources than we do. Competitors include the brands such as Henry Weinhard’s, Thomas Kemper, Hansen’s, Izze, and Boylan, and Jones Soda.

Important factors affecting our ability to compete successfully include the taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting-edge products, attractive and different packaging, branded product advertising, and pricing. We also compete for distributors who will concentrate on marketing our products over those of our competitors, provide stable and reliable distribution, and secure adequate shelf space in retail outlets. Competitive pressures in the soft drink category could also cause our products to be unable to gain or to lose market share or we could experience price erosion.

Despite our products having a relatively high price for an artisanal premium beverage product, minimal mass media advertising, and a relatively small but growing presence in the mainstream market compared to many of our competitors, we believe our all-natural innovative beverage recipes, packaging, use of premium ingredients, and a trade secret brewing process provide us with a competitive advantage and our commitments to the highest quality standards and brand innovation are keys to our success.

Manufacture of Our Products

In 2017, management began concentrated efforts to work toward a business model to outsource our manufacturing processes and develop the operations into a premier sales and marketing company. Management began exploring the utilization of larger, efficient co-packers than the ones we use currently. While we explore these options, we continue to manufacture our product in three locations. Our Los Angeles facility known as “The Brewery,” is located at our Company’s headquarters, and there we produce certain soda and private label products. On March 24, 2018, the Company received a letter of intent from a party, partially owned by Chris Reed, one of the Company’s current officers and directors, for the purchase of substantially all of the assets of the Los Angeles plant. It is anticipated the Board of Directors will approve the offer and the sale is anticipated to close during the summer of 2018. We also partner with two co-pack facilities which assemble our products and charge us a fee, generally by the case, for the products produced by them. These two facilities are in Indiana and Pennsylvania.

Raw Materials

Our products consist of two major raw materials, ingredients, and packaging. Generally, the raw materials used in our products are obtained from domestic and foreign suppliers and most of the materials have multiple, reliable suppliers. This provides a level of protection against a major supply constriction or calamity. Since our raw materials are common ingredients, and supply is easily accessible, we have no long-term contracts with our suppliers.

Substantially all of the raw materials used in the preparation, bottling and packaging of our products are purchased by us or by our contract packers in accordance with our specifications. Reed’s Crystallized Ginger is made to our specifications in Fiji. Reed’s Ginger Candy Chews are made and packed to our specifications in Indonesia.

A significant component of our product cost are the glass bottles used for our drinks. In December 2017, in efforts to restructure our supply chain and drive cost savings in the largest component of our raw material costs, we entered into a strategic partnership with a glass supplier, Owen-Illinois, who will serve as the Company’s exclusive glass supplier. Owen-Illinois will also provide their expertise in embossing and proprietary package design for the Company.

Production

In 2017, in our focused efforts to simplify operations, we streamlined our portfolio of over one hundred separate SKUs to focus on approximately 28 SKUs which comprise primarily two brands: Reeds and Virgil’s with twelve flavors. These two brands have two primary packaging configurations consisting of 24 6 by 4 pack cases and single 12 pack cases.

We also categorize our portfolio by non-core and discontinued SKU’s containing multiple brands. The non-core SKU’s are being evaluated and include such products as ginger candy, private label, and specialty packaging such as swing top lid beverages. The discontinued products category is defined as SKU’s not in the Company’s immediate production plans. Reed’s may re-introduce these items as market conditions change or improve.

Management is constantly in the process of evaluating SKUs to maximize products with favorable results and make room for new inventions.

Warehousing and Distribution

Raw material handling and finished goods delivery costs also account for a significant portion of the Company’s manufacturing and delivery processes. In December 2017, the Company entered into a strategic partnership with R.C. Moore as its primary logistics partner for North America. R.C. Moore, by utilizing their supply chain management expertise, transportation assets, and their beverage industry experience, will help the Company reduce logistics costs.

We follow a “fill as needed” manufacturing model to the best of our ability and have no significant order backlog.

New Product Development

While we are simplifying our business and streamlined dozens of SKUs in 2017 in order to further our primary objective of accelerating the growth of the Reed’s and Virgil’s core product offerings, we believe significant opportunity remains in the all-natural beverage space. Healthier alternatives will be the future for carbonated soft drinks. We will continue to drive product development in the all-natural, no and low sugar offerings in the “better for you” beverage categories. In addition, we believe there are powerful consumer trends that will help propel the growth of our brand portfolio including the increased consumption of ginger as a recognized superfood, the growing use of ginger beer in today’s popular cocktail drinks, and consumers increased demand for higher quality, all-natural handcrafted beverages.

In 2017, with Chris Reed, the Company’s founder and former Chief Executive Officer, appointed to the newly created position of Chief Innovation Officer and directing his full energies toward new offerings, we developed our first natural soda fountain products and continued a trial in a large national, casual, restaurant chain. We also continued the development of our compelling line of full flavor, all-natural, low calories sodas. These sodas contain only a fraction of the calories of traditional sugar-based sodas yet still have the full, robust taste of traditional sodas.

We believe as we continue to transform our business model, it will enhance our ability to be nimble and innovative, producing new products in a short period of time.

Proprietary Rights

We own trademarks we consider material to our business. Three of our material trademarks are registered trademarks in the U.S. Patent and Trademark Office: Reed’s Original Ginger Brew All-Natural Jamaican Style Ginger Ale ®, and Virgil’s ®. . Registrations for trademarks in the United States will last indefinitely as long as we continue to use and police the trademarks and renew filings with the applicable governmental offices. We have not been challenged in our right to use any of our material trademarks in the United States. We intend to obtain international registration of certain trademarks in foreign jurisdictions.

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

Regulation

The production, distribution and sale in the United States of many of our Company’s products are subject to the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws, federal, state and local workplace health and safety laws, various federal, state and local environmental protection laws, and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Outside the United States, the distribution and sale of our many products and related operations are also subject to numerous similar and other statutes and regulations.

A California law requires a specific warning appear on any product containing a component listed by the state as having been found to cause cancer or birth defects. The law exposes all food and beverage producers to the possibility of having to provide warnings on their products. This is because the law recognizes no generally applicable quantitative thresholds below which a warning is not required. Consequently, even trace amounts of listed components can expose affected products to the prospect of warning labels. Products containing listed substances occurring naturally or contributing to such products solely by a municipal water supply are generally exempt from the warning requirement. No Company beverages produced for sale in California are currently required to display warnings under this law. We are unable to predict whether a component found in a Company product might be added to the California list in the future, although the state has initiated a regulatory process in which caffeine and other natural occurring substances will be evaluated for listing. Furthermore, we are also unable to predict when or whether the increasing sensitivity of detection methodology may become applicable under this law and related regulations as they currently exist, or as they may be amended, might result in the detection of an infinitesimal quantity of a listed substance in a beverage of ours produced for sale in California.

Bottlers of our beverage products presently offer and use non-refillable, recyclable containers in the United States and various other markets around the world. Some of these bottlers also offer and use refillable containers, which are also recyclable. Legal requirements apply in various jurisdictions in the United States and overseas requiring deposits or certain taxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other types of beverage container-related deposit, recycling, tax and/or product stewardship statutes and regulations also apply in various jurisdictions in the United States and overseas. We anticipate additional, similar legal requirements may be proposed or enacted in the future at local, state and federal levels, both in the United States and elsewhere.

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

Environmental Matters

Our primary cost environmental compliance activity is in recycling fees and redemption values. We are required to collect redemption values from our customers and remit those redemption values to the state, based upon the number of bottles of certain products sold in the state.

Our Employees

We have 52 full-time equivalent employees on our corporate staff down from 62 in the year ended December 31, 2017. The table below lists the departments. We employ additional people on a part-time basis as needed. We have never participated in a collective bargaining agreement. We believe relations with our employees are good.

	Number of FTE's
Department	2017	2016	Change
General Management	4.7	4.0	0.7
Administrative Support	8.1	9.2	(1.1)
Research & Development	5.6	5.5	0.1
Sales	11.7	16.0	(4.3)
Production & Warehouse	22.3	27.7	(5.4)
Total	52.3	62.4	(10.1)

A full-time equivalent is based on 2,080 work hours in a calendar year. If an employee worked part-time, he or she would be a fraction of a a full-time equivalent.

Available Information

We are required to file annual, quarterly and current reports, proxy statements, and other information with the U.S. Securities and Exchange Commission (SEC). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site containing reports, proxy and information statements, and other information regarding issuers filing electronically with the SEC at http://www.sec.gov.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are also available free of charge on our Internet site at http://www.reedsinc.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

Investors should note we currently announce material information to our investors and others using filings with the SEC, press releases, public conference calls, webcasts or our corporate website (www.reedsinc.com), including news and announcements regarding our financial performance, key personnel, our brands, and our business strategy. Information we post on our corporate website could be deemed material to investors. We encourage investors, the media, our customers, consumers, business partners, and others interested in us to review the information we post on these channels. We may from time to time update the list of channels we will use to communicate information deemed material and will post information about any such change on www.reedsinc.com. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is listed for trading on the NYSE American trading under the symbol “REED”. The following is a summary of the high and low bid prices of our common stock on the NYSE American Capital Markets for the periods presented:

	Sales Price
	High	Low
Year Ending December 31, 2016
First Quarter	$5.46	$4.62
Second Quarter	4.85	2.37
Third Quarter	3.74	2.51
Fourth Quarter	4.25	3.86
Year Ending December 31, 2017
First Quarter	$4.35	$3.65
Second Quarter	4.75	2.40
Third Quarter	2.55	1.55
Fourth Quarter	2.30	1.40

As of December 31, 2017, there were approximately 4,500 stockholders of record of the common stock (including only non-objecting beneficial owners of record) and 24,619,591 outstanding shares of common stock.

Registered and Unregistered Sales of Equity Securities

During the year ended December 31, 2017, we issued the following equity securities that were registered under the Securities Act:

●	Issued 58,065 shares of its common stock to certain members of the board of directors valued at $1.55 per share with an aggregate value of $90,000 for services rendered.

●	Issued 1,122,376 shares of its common stock at $1.50 per share with gross proceeds of $1,684,000 in connection with the exercise of investor warrants.

●	Issued 9,333,333 shares of its common stock at $1.50 per share with gross proceeds of $14,000,000 in connection with a Rights Offering.

●	Issued 117,647 shares of its common stock to a member of the board of directors valued at $1.70 per share with gross proceeds of $200,000.

Also during the year ended December 31, 2017, we issued the following equity securities that were unregistered under the Securities Act:

●	Issued 4,300 shares of its common stock to a related party valued at $2.20 per share with an aggregate value of $9,000 for services rendered.

Dividend Policy

We have never declared or paid dividends on our common stock. We currently intend to retain future earnings, if any, for use in our business, and, therefore, we do not anticipate declaring or paying any dividends in the foreseeable future. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including the terms of our credit facility and our financial condition, operating results, current and anticipated cash needs, and plans for expansion.

We are obligated to pay a non-cumulative 5% dividend from lawfully available assets to the holders of our Series A preferred stock in additional shares of common stock at our discretion. In 2017 and 2016, we paid dividends on our Series A preferred stock in an aggregate of $5,000 and in 2017 and 2016, issued 1,640 and 1,504 shares of common stock in each year, respectively, and anticipate we will be obligated to issue at least these many shares annually to the holders of the Series A preferred stock so long as such shares are issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

2007 Stock Option Plan, 2015 Incentive and Non-statutory and Stock Option Plan, and the 2017 Incentive Compensation plan

On October 8, 2007, our board of directors adopted the 2007 Stock Option Plan for 1,500,000 shares and the plan was approved by our stockholders on November 19, 2007. On December 30, 2015, the 2015 Incentive and Non-statutory Stock Option Plan for 500,000 shares was approved by our shareholders. Options issued and subsequently forfeited under the under the 2015 plan cannot be reissued. In 2017 the 2007 plan expired and no new options will be granted under the plan. On September 29, 2017, the 2017 Compensation Plan for 3,000,000 shares was approved by our shareholders. Options issued and forfeited under the 2017 plan contain an Evergreen provision and cannot be re-priced without shareholder approval.

The plans permit the grant of options and stock awards to our employees, directors and consultants. The options may constitute either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code or “non-qualified stock options”. The primary difference between “incentive stock options” and “non-qualified stock options” is that once an option is exercised, the stock received under an “incentive stock option” has the potential of being taxed at the more favorable long-term capital gains rate, while stock received by exercising a “non-qualified stock option” is taxed according to the ordinary income tax rate schedule.

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

For the 2015 plan, when a stock option expires or is terminated before it is exercised, the shares are canceled and cannot be reissued. For the 2017 plan, when a stock option expires or is terminated before it is exercised, the shares are not replenished. The option strike price cannot be re-priced without shareholder approval

No option can be granted under any plan after ten years following the earlier of the date the plan was adopted by the board of directors or the date the plan was approved by our stockholders.

Equity Compensation Plan

The following table provides information, as of December 31, 2017, with respect to equity securities authorized for issuance under compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in
Plan Category	(a)	(b)	Column (a)

Equity compensation plans approved by security holders	4,048,500	$4.68	3,087,500
Equity compensation plans not approved by security holders	62,365	$1.55	-
TOTAL	4,110,865	$4.63	3,087,500

On January 10, 2018, pursuant to its employment agreement with Valentin Stalowir dated June 28, 2017, the Company’s board of directors granted to Mr. Stalowir 371,218 restricted stock units and options to purchase 371,218 shares of stock. The securities are to be issued pursuant to Reed’s 2017 Incentive Compensation Plan. The options will have an exercise price of $1.70. Other terms of the granted securities will be set by Reed’s compensation committee in compliance with the 2017 Incentive Compensation Plan.

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

Results of Operations

The following table sets forth key statistics for the years ended December 31, 2017 and 2016, respectively.

	Year Ended
	December 31,		Pct.
	2017	2016	Change
Gross sales	41,718,000	46,198,000	-10%
Less: Promotional and other allowances	4,004,000	3,726,000	7%
Net sales	$37,714,000	$42,472,000	-11%
Cost of tangible goods sold	27,780,000	31,626,000	-12%
As a percentage of:
Gross sales	67%	68%
Net sales	74%	74%
Cost of goods sold – idle capacity	3,041,000	1,604,000	90%
As a percentage of net sales	8%	4%
Gross profit	6,893,000	9,242,000	-25%
Gross profit margin as a percentage of net sales	18%	22%

(a) Gross sales: Gross sales is used internally by management as an indicator of and to monitor operating performance, including sales performance of particular products, salesperson performance, product growth or declines and overall Company performance. The use of gross sales allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. We therefore believe that the presentation of gross sales provides a useful measure of our operating performance. Gross sales is not a measure that is recognized under Generally Accepted Accounting Principles “GAAP” and should not be considered as an alternative to net sales, which is determined in accordance with GAAP, and should not be used alone as an indicator of operating performance in place of net sales. Additionally, gross sales may not be comparable to similarly titled measures used by other companies, as gross sales have been defined by our internal reporting practices. In addition, gross sales may not be realized in the form of cash receipts as promotional payments and allowances may be deducted from payments received from certain customers.

(b) Promotional and other allowances: Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the disclosure thereof does not conform with GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following: (i) reimbursements given to the Company’s distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (ii) the Company’s agreed share of fees given to distributors and/or directly to retailers for in-store marketing and promotional activities; (iii) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (iv) incentives given to the Company’s distributors and/or retailers for achieving or exceeding certain predetermined sales goals; and (v) discounted or free products. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year.

(c) Cost of tangible goods sold: Cost of tangible goods sold consists of the costs of raw materials and packaging utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, inventory adjustments, as well as certain internal transfer costs. Cost of tangible goods sold is used internally by management to measure the direct costs of goods sold, aside from unallocated plant costs. Cost of tangible goods sold is not a measure that is recognized under GAAP and should not be considered as an alternative to cost of goods sold, which is determined in accordance with GAAP, and should not be used alone as an indicator of operating performance in place of cost of goods sold.

(d) Cost of goods sold – idle capacity: Cost of goods sold – idle capacity consists of direct production costs in excess of charges allocated to our finished goods in production. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Plant costs include labor costs, production supplies, repairs and maintenance, and inventory write-off. Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis, which is lower than our actual costs incurred. Cost goods sold – idle capacity is not a measure that is recognized under GAAP and should not be considered as an alternative to cost of goods sold, which is determined in accordance with GAAP, and should not be used alone as an indicator of operating performance in place of cost of goods sold.

Anticipated Sale of the Los Angeles Plant:

On March 24, 2018, the Company received a letter of intent from a party, partially owned by Chris Reed, one of the Company’s current officers and directors, for the purchase of substantially all of the assets of the Los Angeles plant. It is anticipated the Board of Directors will approve the offer and the sale is anticipated to close during the summer of 2018. The letter of intent offers the Company $1,250,000 in cash for the LA plant buildings, equipment, and fixed assets. In addition, the Company will be relieved of the $1,472,000 long-term liability attached to the property. Based on the terms of the offer, the Company has recorded an impairment charge totaling $5,925,000, representing the difference between the offer terms and the net book value of the assets to be sold and the relief of the long-term liability.

Year ended December 31, 2017 Compared to Year ended December 31, 2016

Top line

Volume - During the first half of the year, the core brands continued to decline, reaching a year over year decline rate of 8.2%. The entire portfolio, that includes products that were impacted by our SKU rationalization, decreased at a greater pace, reaching a year over year decline rate of 16.3%. During the second half of the year, the volume decline slowed and was cut almost in half from 8.2% to 4.3% as compared to the same period in the prior year. The overall portfolio that included private label grew at a 1.9% improvement over prior year. For the year ended December 31, 2017, the core volume sequential trend, improved each quarter and is expected to improve into 2018.

Volume	Q1	Q2	Q3	Q4	Total
Reeds 12 ounce cases	293,133	294,336	293,532	249,228	1,109,733
Virgils 12 ounce cases	187,506	209,487	228,325	174,891	793,997
Core 12 ounce volume	480,639	503,823	521,857	424,119	1,903,730
Core Volume vs PY	-3.8%	-8.2%	-7.0%	-4.3%	-7.3%
Total Volume vs PY	-13.8%	-16.3%	-12.4%	1.9%	-10.6%

Case Selling price - The Company initiated its first price increase for core products in over 6 years in August of 2017. Previously, the increase in selling price mix was driven by product offerings such as Kombucha and masked the lack of a price increases for our core premium products. The price increase took effect in mid-3rd quarter leading to a 4% growth in selling price per case year over year. The positive trend continued into the 4th quarter with a 6% growth in selling price per case year over year. The company expects this trend to continue through the first half of 2018 as the SKU rationalization improves the mix.

Sales price	Q1	Q2	Q3	Q4	Total
Core rev/case 2017	$17.86	$18.00	$18.32	$18.71	$18.14
Core rev/case 2016	$17.39	$17.66	$17.62	$17.64	$17.58
Core Beverage selling price vs PY	2.7%	1.9%	4.0%	6.0%	3.2%

Case Cost of goods sold – As the Company turned its focus to core brands the Company began to realize a decline in cost of goods sold. By the 4th quarter, we had rolled back the 2017 costs of $11.33 per case to the prior year’s average. The sequential trend in improvement that began in 2017 is expected to continue into 2018 as new supplier alliances are realized that include our new glass provider. Glass is our number one cost.

Cost of goods sold	Q1	Q2	Q3	Q4	Total
Core cogs/case 2017	$11.96	$11.83	$11.72	$11.33	$11.66
Core cogs/case 2016	$11.35	$11.26	$11.23	$11.58	$11.34
Core Beverage COGS vs PY	5.3%	5.1%	4.4%	-2.2%	2.8%

Other Top Line Revenue and Costs - Consistent with historical accounting practices, discounts are not allocated to individual brands, flavors, or individual SKUs. Also consistent with historical accounting practices, total manufacturing costs, that is more than $2.00 for every case manufactured in Los Angeles, is expensed immediately rather than capitalized as part of inventory; these manufacturing costs are called idle plant costs – a non-GAAP measure. The chart below provides a reconciliation for years ended December 31 respectively. These additional costs on a percentage of gross sales as reported above and includes non-core activity.

Promotional costs – Total discounts during the year were $4,004,000 an increase of 1.5% based on a percentage of sales or $278,000 versus total discounts of $3,726,000 in the prior year. The increase of 1.5% is a direct reflection of lower volume.

Idle Plant – Idle Plant costs totaled $3,041,000 compared to $1,604,000 in the prior year. Idle plant costs as a percentage of sales grew 3.3% over the prior year. The increase is a direct reflection of not operating the LA Brewery to its full capacity in the first quarter of 2017, resulting in additional freight and handling expenses as the Company moved product from the east coast to our customers on the west coast.

Reserve adjustments - decreased 1.6% during the year versus the same period in the prior year as a percentage of sales and $32,000 in dollars. The decrease of 1.6% represented a 140% increase over the prior year and is a direct reflection of the reduction in inventory waste.

Top Line Reconciliation	2017	2016	Diff.	Pct.
Promotional costs as % of sales	-9.6%	-8.1%	-1.5%	19.0%
Idle plant costs as % of sales	-7.3%	-4.0%	-3.3%	80.6%
Total Other Top Line dilution	-16.9%	-12.1%	-4.8%	39.5%
Gross profit above	34.7%	34.4%	0.3%	0.9%
Net Margin	17.8%	22.3%	-4.5%	-20.1%
Reserve adjustments	0.5%	-1.2%	1.6%	-139.9%
Reported margin	18.3%	21.1%	-2.9%	-13.6%

Other	Q1	Q2	Q3	Q4	Total
Candy Gross Profit	$139,000	$75,000	$127,000	$152,000	$493,000

Sales Discounts	$1,059	$868	$1,178	$899	$4,004
Sales Discounts as a % of sales vs PY	37%	3%	-2%	-1%	7%

Idle Plant	$788	$588	$799	$866	$3,041
Idle Plant as % of sales vs PY	233%	5%	439%	-9%	72%

Top Line Summary - The transition from a manufacturing focused enterprise to a sales and marketing focused enterprise has begun. The sequential top line improvement reflects higher selling prices and lower COGS on an improving volume base. The LA plant cost structure continues to weigh on the top line margin. We believe that as the transition continues into 2018 all three key metrics of volume, price, and COGS will continue to improve sequentially.

Operating Expenses

Delivery and handling expense - increased 1.0% during the year versus the same period in the prior year and $40,000 in dollars. The increase of 1.0% was due to an increase in freight charges of $173,000 and additional labor related charges of $48,000 that were partially offset by a reduction in warehouse rentals of $181,000. As a percentage of sales, costs increased over the same period in the prior year by 13.7% to 10.4%. We believe that costs related to freight will decrease in 2018 to our historic norm of less than 10% of sales as production occurs closer to the customers and that cross-country shipping will decrease significantly.

Delivery and handling expense	2017	2016	Diff	Change
Total expenses	3,942	3,902	40	1.0%
% of net sales	10.4%	9.2%	1.3%	13.7%
In dollars
Freight	3,121	2,948	173	5.9%
Labor	97	49	48	98.0%
Warehouse	724	905	(181)	-20.1%

Selling and marketing expense declined 18.4% due to a reduction in staff, lower trade show related expenses, and lower sales support in terms of brokers. With the transition fully implemented, we expect the spending in this category to double in 2018 as open positions are filled, advertising expenses are incurred, and brokerage firms are utilized.

Selling and marketing expense	2017	2016	Diff	Change
Total expenses	3,021	3,701	(680)	-18.4%
% of net sales	8.0%	8.7%	-0.7%	-8.1%
In dollars
Sales Labor	1,595	2,014	(419)	-20.8%
Sales Support	567	663	(96)	-14.5%
Advertising	491	484	7	1.4%
Sales Trade	368	540	(172)	-31.8%

General and administrative expense increased 163.2% or $7.2MM largely due to impairment charges of $5,925,000 for equipment that was determined not be used by the Company for the originally intended purposes and for the anticipated sale of the Los Angeles plant. See previous discussion above of the sale of the plant anticipated to close in the summer of 2018. There were higher director fees for services, higher support services that included research and development costs, legal fees, I.T. related costs and higher costs indirectly related to the rights offering. We do not expect to incur further impairment costs and anticipate lower director expenses in 2018.

General and administrative expense	2017	2016	Diff	Change
Total expenses	11,679	4,438	7,241	163.2%
% of net sales	31.0%	10.4%	20.6%	197.8%
In dollars
Other (impairments)	5,925	484	5,441	1124.2%
G&A Labor	2,348	2,154	194	9.0%
Director Services	1,165	214	952	445.5%
G&A Support (rent, depreciation)	1,149	889	260	29.2%
G&A Services (people)	711	479	232	48.5%
Shareholder related	380	218	162	74.6%

Financing expenses – The Company had distinct financing transactions during the year in addition to the reoccurring borrowing costs from prior years. For discussion purposes, the categories are interest, convertible note activity and warrant activity.

Interest – Interest paid in cash during the year increased due to new financing obtained in April 2017 and a full year of CAPEX interest charges of $161,000 plus immaterial changes in borrowing and fees for other loan types. Interest expense also includes the cost of the warrants issued in connection with the April financing, which is effectively considered a borrowing cost.

Convertible note activity - In April, the Company issued a convertible note with a face value of $3,400,000. In conjunction with the shareholder rights offering in December, this note was extinguished, and a new note was issued with substantially different terms. The interest, warrants, and notes are explained in detail in the footnotes to following financial statements.

Warrant activity - as noted in the second quarter of 2017, the Company recognized a gain from the change in the fair value of outstanding warrants of $3,275,000 that was partially offset by eliminating the liability terms in the third quarter of 2017 and by the subsequent exercise of some warrants outstanding at that time. The net adjustment of all warrant activity and the extinguishment of debt related the convertible note that flowed through the profit and loss statement was expense totaling $357,000.

Other	2017	2016	Diff	Change
Interest expense	3,491	1,978	1,513	76.5%
Financing costs and warrant modification	2,776	-	2,776	-
Warrant liability and extinguishment of convertible note	357	232	125	53.9%

Liquidity – In recognition of the need to financially restructure the Company, the shareholders authorized an additional 20,000,000 shares of common stock at 2017 annual meeting of shareholders. The authority to issue more equity in conjunction with the rights offering financing structure provided a mechanism for existing shareholders to maintain their equity interest in the financing that closed on December 18, 2017 and funded on December 28, 2017. The shareholders over subscribed to the offering and the Company raised $14,000,000 for purposes fully described in the rights offering prospectus dated December 12, 2017.

During the 4th quarter of 2017, all of the debt owed to PMC became due within one year on October 21, 2018. The Company will use the rights offering proceeds to facilitate an orderly transition to a sustainable financial structure with significantly reduced borrowing rates. In January 2018, the Company deployed capital to pay past due vendors, paid down the line of credit, and is holding cash for operations and final sale of the Los Angeles plant. See Liquidity and Capital Resources section following for detailed discussion.

Summary

We believe 2017 marked a turning point in the life of the Company. While sales and overall operating results did not outpace the prior year, 2017 is a year of new beginnings for Reed’s. With shareholder approval and financial support, the new leadership has turned the focus to the core products. The decisions made by the new leadership team have led to a sequential improvement quarter over quarter in volume, selling price, and cost of goods sold. These metrics will ensure Reed’s will maintain its leadership position in the healthy beverage and natural craft soda marketplace.

Modified EBITDA

In addition to our GAAP results, we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Adjusted EBITDA as net income (loss), plus depreciation and amortization, interest expense, reserve for replacement on fixed assets, impairment loss on brand names, stock-based compensation, and convertible note and warrant activity.

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

Set forth below is a reconciliation of Adjusted EBITDA to net loss for the years ended December 31, 2017 and 2016:

MODIFIED EBITDA SCHEDULE

	Years ended December 31,
	2017	2016
	(unaudited)	(unaudited)
Net loss	$(18,373,000)	$(5,009,000)

Modified EBITDA adjustments:
Depreciation and amortization	739,000	642,000
Interest expense	2,112,000	1,724,000
Stock option and warrant compensation	1,055,000	673,000
Impairment charges	5,925,000	484,000
Noncash charges related to our convertible note and warrants	4,324,000	232,000
Total EBITDA adjustments	$14,155,000	$3,755,000

Modified EBITDA	$(4,218,000)	$(1,254,000)

Liquidity and Capital Resources

As of December 31, 2017, we had stockholder’s equity of $508,000 and working capital of $2,303,000, compared to stockholder’s deficit of $1,657,000 and working capital deficit of $1,563,000 at December 31, 2016. The increase in our working capital was primarily a result of shareholder rights offering in December 2017. The overall change in our shareholders’ equity was the result of the rights offering, offset by impairment charges taken on our plant and fixed assets in connection with our anticipated sale of the Los Angeles plant in the summer of 2018. See further discussion above and in the notes to the financial statements regarding the sale of the plant .

Our increase in cash and cash equivalents to $12,127,000 at December 31, 2017 compared to $451,000 at December 31, 2016, an increase of $11, 676,000 that was a result of $15,911,000 generated by financing activities less cash used for costs of plant improvements of $813,000 and use of cash for operations of $3,422,000.

For the year ended December 31, 2017, the Company recorded a net loss of $18,373,000 and utilized cash in operations of $3,422,000. During the year ended December 31, 2017, the company experienced significant financing shortages and engaged in three separate transactions to raise capital. The first transaction completed in April raised a net $3,083,000 by issuing a convertible note to Raptor/Harbor Reeds SPV LLC, the second transaction in July involved certain current warrant holders exercising their warrant holdings for $1,650,000 in exchange for other warrants and third and final transaction in December raised a net $13,087,000 from existing shareholders.

As of December 31, 2017, the Company had a cash balance of $12,127,000 and had available borrowing on our existing line of credit of $1,012,000. We estimate the Company currently has sufficient cash and liquidity to meet its anticipated working capital for the next twelve months. The Company’s secured working capital facility with $3.3 million of outstanding borrowings at December 31, 2017, will expire in October 2018, which we believe will be renewed or can be replaced. In addition, the Company’s bank notes (“Notes”), totaling $6.9 million also become due in October 2018. The Company believes it can successfully restructure its debt before the Notes mature. If not, the Company has sufficient cash on hand and borrowing capacity under its working capital facility to retire the Notes.

We believe the Company currently has the necessary working capital to support existing operations for at least the next 12 months. Our primary capital source will be positive cash flow from operations. If our sales goals do not materialize as planned, we believe that the Company can reduce its operating costs and can be managed to maintain positive cash flow from operations. Historically, we have financed our operations primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution, and cash generated from operations.

We may not generate sufficient revenues from product sales in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we eventually may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion and marketing and product development plans. In addition, our losses may increase in the future as we expand our manufacturing capabilities and fund our marketing plans and product development. These losses, among other things, have had and may continue to have an adverse effect on our working capital, total assets, and stockholders’ equity. If we are unable to achieve profitability, the market value of our common stock would decline and there would be a material adverse effect on our financial condition.

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

As previously mentioned, the Company anticipates a closing of the sale of the Los Angeles plan to be completed in the summer 2018. These actions may lead to certain charges including, but not limited to additional cash-related expenses, non-cash impairment charges, discontinued operations and/or other costs in connection with exit and disposal activities. Such transactions will be recognized when appropriate and may require cash payments for obligations such as one-time employee involuntary termination benefits, lease and other contract termination costs, costs to close facilities, employee relocation costs and ongoing benefit arrangements.

The net of these charges and losses from operations may further decrease the shareholder equity and negatively impact the Company’s continued listing criteria with the NYSE. Should we not meet the criteria, we believe the Company will be provided sufficient time by the NYSE to meet the criteria. There can be no assurance that we will be able to meet the listing criteria on acceptable terms with the NYSE. The Company will continue to evaluate its options and apprise shareholders should these events occur.

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

Revenue Recognition. Revenue is recognized on the sale of a product when the risk of loss transfers to our customers, and collection of the receivable is reasonably assured, which generally occurs when the product is shipped. A product is not shipped without an order from the customer and credit acceptance procedures performed. The allowance for returns is regularly reviewed and adjusted by management based on historical trends of returned items. Amounts paid by customers for shipping and handling costs are included in sales. The Company reimburses its wholesalers and retailers for promotional discounts, samples, and certain advertising and promotional activities used in the promotion of the Company’s products. The accounting treatment for the reimbursements for samples and discounts to wholesalers results in a reduction in the net revenue line item. Reimbursements to wholesalers and retailers for certain advertising activities are included in selling and marketing expenses.

Segments. The Company operates in one segment for the manufacture and distribution of our products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements

Long-Lived Assets. Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the year ended December 31, 2017, the Company recognized a $5,925,000 charge for impairments for its property and equipment in anticipation of the sale of the Los Angeles plant to be completed in the summer 2018. For the year ended December 31, 2016, the Company recognized a charge for impairments totaling $260,000 for obsolete equipment deemed no longer needed under the plans at that time for the Los Angeles plant completion.

Intangible assets are comprised of indefinite-lived brand names acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life is appropriate. As part of our impairment test, we first assess qualitative factors to determine whether it is more likely than not the indefinite-lived intangible asset is impaired. If further testing is necessary, we compare the estimated fair value of our indefinite-lived intangible asset with its book value. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. For the year ended December 31, 2016, the Company recognized impairment charges related to its China Cola brand, totaling $224,000. No impairment charges were necessary during the year ended December 31, 2017.

Management believes the accounting estimate related to impairment of our long lived assets, including our trademark license and trademarks, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and we expect they will continue to do so.

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

We believe there have been no significant changes, during the year ended December 31, 2017, to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 2 of the financial statements for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, Reed’s is not required to provide the information required by this Item 7A.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Reeds, Inc.

Los Angeles, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Reeds, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Weinberg & Company, P.A.

We have served as the Company’s auditor since 2004.

Los Angeles, California

April 2, 2018

REED’S INC.

BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$12,127,000	$451,000
Accounts receivable, net of allowance for doubtful accounts and returns and discounts of $601,000 and $256,000, respectively	2,691,000	2,485,000
Inventory, net of reserve for obsolescence of $509,000 and $115,000, respectively	5,931,000	6,885,000
Prepaid expenses and other current assets	199,000	500,000
Total Current Assets	20,948,000	10,321,000

Property and equipment, net of accumulated depreciation and impairment reserves of $9,339,000 and $4,863,000, respectively	353,000	7,726,000
Equipment held for sale, net	2,370,000	-
Intangible assets	805,000	805,000
Total assets	$24,476,000	$18,852,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$7,480,000	$5,959,000
Accrued expenses	220,000	215,000
Advances from officers	277,000	-
Line of credit	3,301,000	4,384,000
Current portion of capital leases payable	198,000	183,000
Current portion of long term financing obligation	222,000	190,000
Current portion of bank notes	6,947,000	953,000
Total current liabilities	18,645,000	11,884,000

Capital leases payable, less current portion	236,000	438,000
Long term financing obligation, less current portion, net of discount of $714,000 and $825,000, respectively	1,250,000	1,363,000
Bank notes, less current portion	-	5,919,000
Convertible note to a related party	3,690,000	-
Warrant liability	36,000	775,000
Other long term liabilities	111,000	130,000
Total Liabilities	23,968,000	20,509,000

Stockholders’ equity (deficit):
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94,000	94,000
Common stock, $.0001 par value, 40,000,000 shares authorized, 24,619,591 and 13,982,230 shares issued and outstanding, respectively	2,000	1,000
Common stock issuable, 400,000 shares payable	680,000	-
Additional paid in capital	49,833,000	29,971,000
Accumulated deficit	(50,101,000)	(31,723,000)
Total stockholders’ equity (deficit)	508,000	(1,657,000)
Total liabilities and stockholders’ equity (deficit)	$24,476,000	$18,852,000

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2017 and 2016

	2017	2016
Net Sales	$37,714,000	$42,472,000
Cost of goods sold	30,821,000	33,230,000
Gross profit	6,893,000	9,242,000

Operating expenses:
Delivery and handling expense	3,942,000	3,902,000
Selling and marketing expense	3,021,000	3,701,000
General and administrative expense	5,754,000	3,954,000
Impairment of assets	5,925,000	484,000
Total operating expenses	18,642,000	12,041,000

Loss from operations	(11,749,000)	(2,799,000)
Interest expense	(3,491,000)	(1,978,000)
Financing costs and warrant modification	(2,776,000)	-
Change in fair value of warrant liability	3,275,000	(232,000)
Extinguishment of convertible note	(3,632,000)	-
Net loss	(18,373,000)	(5,009,000)

Preferred Stock Dividends	(5,000)	(5,000)
Net loss attributable to common stockholders	$(18,378,000)	$(5,014,000)

Loss per share – basic and diluted	$(1.24)	$(0.37)
Weighted average number of shares outstanding – basic and diluted	14,775,828	13,619,930

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2017 and 2016

									Total
	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	(Deficit)
Balance, December 31, 2015	13,160,860	$1,000	9,411	$94,000	-	$-	$27,399,000	$(26,709,000)	$785,000

Fair value of common stock issued for services	4,228	-	-	-	-	-	15,000	-	15,000
Common shares issued upon exercise of warrants	16,260	-	-	-	-	-	45,000	-	45,000
Common shares issued upon exercise of options	76,966	-	-	-	-	-	71,000	-	71,000
Fair value of vested options		-	-	-	-	-	658,000	-	658,000
Common shares issued upon sale of securities	722,412	-	-	-	-	-	1,687,000	-	1,687,000
Fair value vesting of warrants issued as debt discount		-	-	-	-	-	91,000	-	91,000
Series A preferred stock dividend	1,504	-	-	-	-	-	5,000	(5,000)	-
Net Loss		-	-	-	-	-		(5,009,000)	(5,009,000)
Balance, December 31, 2016	13,982,230	1,000	9,411	94,000	-	-	29,971,000	(31,723,000)	(1,657,000)

Fair value of common stock issued for services	62,365	-	-	-	-	-	99,000	-	99,000
Common shares issued for cash	117,647	-	-	-	-	-	200,000	-	200,000
Common shares issued for cash, net of offering costs	9,333,333	1,000	-	-	-	-	12,886,000	-	12,887,000
Common shares issued upon exercise of warrants	1,122,376	-	-	-	-	-	1,650,000	-	1,650,000
Common stock issuable to the Board	-	-	-	-	400,000	680,000	-	-	680,000
Fair value of vesting of options to employees and directors	-	-	-	-	-	-	276,000	-	276,000
Premium related to the issuance of convertible note	-	-	-	-	-	-	1,423,000		1,423,000
Extinguishment of warrant liability	-	-	-	-	-	-	2,634,000	-	2,634,000
Fair value of warrants issued for financing costs	-	-	-	-	-	-	689,000	-	689,000
Series A preferred stock dividend	1,640	-	-	-	-	-	5,000	(5,000)	-
Net Loss	-	-	-	-	-	-		(18,373,000)	(18,373,000)
Balance, December 31, 2017	24,619,591	$2,000	9,411	$94,000	400,000	$680,000	$49,833,000	$(50,101,000)	$508,000

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2017 and 2016

	2017	2016
Cash flows from operating activities:
Net loss	$(18,373,000)	$(5,009,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	551,000	387,000
Amortization of debt discount	1,379,000	255,000
Fair value of vested stock options issued to employees	276,000	658,000
Common stock payable to the Board	680,000	-
Fair value of common stock issued for services	99,000	15,000
Fair value of warrants issued as financing costs	908,000	-
Cost of the modifications of warrants	1,868,000	-
(Decrease) increase in allowance for doubtful accounts	345,000	(100,000)
Increase in inventory reserve	394,000
Increase in reserve for impairment of assets	5,925,000	484,000
Change in fair value of warrant liability	(3,275,000)	232,000
Loss on extinguishment of debt	3,632,000	-
Loss on sale of equipment	63,000	-
Accrued interest on convertible note	290,000	-
Changes in operating assets and liabilities:
Accounts receivable	(551,000)	509,000
Inventory	560,000	1,089,000
Prepaid expenses and other assets	301,000	269,000
Accounts payable	1,521,000	(1,499,000)
Accrued expenses	34,000	17,000
Other long term liabilities	(49,000)	160,000
Net cash used in operating activities	(3,422,000)	(2,533,000)
Cash flows from investing activities:
Purchase of property and equipment	(813,000)	(410,000)
Net cash used in investing activities	(813,000)	(410,000)
Cash flows from financing activities:
Advances from officers, net	277,000	-
Proceeds from warrant exercises	1,650,000	116,000
Principal payments on capital expansion loan	(725,000)	(375,000)
Proceeds from sale of common stock	13,087,000	2,230,000
Proceeds from the issuance of convertible note	3,083,000	-
Principal repayments on long term financial obligation	(191,000)	(160,000)
Principal repayments on capital lease payable	(187,000)	(174,000)
Net repayments on line of credit	(1,083,000)	(59,000)
Net cash provided by financing activities	15,911,000	1,578,000
Net increase (decrease) in cash	11,676,000	(1,365,000)
Cash at beginning of period	451,000	1,816,000
Cash at end of period	$12,127,000	$451,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,806,000	$1,746,000
Non Cash Investing and Financing Activities
Property and equipment acquired through capital expansion loan	$723,000	$2,442,000
Property and equipment acquired through capital lease obligations	-	$152,000
Reclass of property to equipment held for sale	$4,370,000	-
Fair value of note discount issued as a derivitive	$3,083,000	$91,000
Fair value of warrants granted as debt discount	-	$91,000
Dividends payable in common stock	$5,000	$5,000
Extinguishment of warrant liability	$2,634,000	-
Premium related to the issuance of convertible note	$1,423,000	-

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(1)	Operations and Liquidity

A)	Nature of Operations

Reed’s Inc. (the “Company”) is the owner and maker of a leading portfolio of handcrafted, natural beverages in the natural and specialty foods industry, selling to specialty gourmet, natural food, retail, and convenience stores and restaurants nationwide and internationally. The Company’s two major core brands are Reed’s Ginger Beer and Virgil’s soda beverages. Reed’s Ginger Brews are unique in the beverage industry, being brewed, not manufactured, using fresh ginger, spices and fruits in a brewing process predating commercial soft drinks. Virgil’s sodas include award winning Root Beer and other soft drinks that are made using natural ingredients.

B)	Cash and Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2017 the Company recorded a net loss of $18,373,000 and utilized cash in operations of $3,422,000.

As of December 31, 2017, the Company had a cash balance of $12,127,000 and had available borrowing on our existing line of credit of $1,012,000. We estimate the Company currently has sufficient cash and liquidity to meet its anticipated working capital requirements for the next twelve months. The Company’s has a secured working capital facility with $3.3 million of outstanding borrowings at December 31, 2017, expiring in October 2018, which we believe will be renewed and or be replaced. In addition, the Company’s bank notes (“Notes”), totaling $6.9 million also become due in October 2018. The Company believes it can successfully restructure its debt before the Notes mature utilizing a combination of the cash on hand and or the cash realized from sale of the plant facility and other assets . Furthermore, the pending sale of the Company’s facility is expected to relieve the Company of its long term financial obligation.

Historically, we have financed our operations primarily through private sales of common stock, issuance of preferred stock, a line of credit from a financial institution, and cash generated from operations. We anticipate our primary capital source will be positive cash flow from operations. If our sales goals do not materialize as planned, we believe the Company can reduce its operating costs and achieve positive cash flow from operations. However, we may not generate sufficient revenues from product sales in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, or restructure our debt as planned, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans. There can be no assurance we will be able to obtain such financing on acceptable terms, or at all.

As previously mentioned, the Company anticipates a closing of the sale of the Los Angeles plan to be completed in the summer 2018. These actions may lead to certain charges including, but not limited to additional cash-related expenses, non-cash impairment charges, discontinued operations and/or other costs in connection with exit and disposal activities. Such transactions will be recognized when appropriate and may require cash payments for obligations such as one-time employee involuntary termination benefits, lease and other contract termination costs, costs to close facilities, employee relocation costs and ongoing benefit arrangements.

During the year ended December 31, 2017, the Company satisfied a listing deficiency with the NYSE. The listing criteria required the company to reach $6,000,000 in shareholder equity. During the year end review of reserves for bad debt, inventory obsolescence, impairment reserve on property and equipment, and contingent liabilities the Company recognized non-cash adjustments that took the company below the continued listing criteria. The Company will continue to work with the NYSE to explore all options to remain listed should the NYSE find the Company deficient.

(2)	Significant Accounting Policies

A)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts, inventory obsolescence, depreciable lives of property and equipment, analysis of impairments of recorded long-term assets and intangibles, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services.

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

The allowance for doubtful accounts and returns and discounts is established through a provision reducing the carrying value of receivables. At December 31, 2017 and 2016, the allowance for doubtful accounts and returns and discounts was approximately $601,000 and $256,000, respectively.

C)	Inventory

Inventory is stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and/or our ability to sell the product(s) concerned and production requirements. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the year ended December 31, 2016, the Company recognized a $260,000 charge for impairments for certain equipment considered obsolete since it would no longer be needed with the Los Angeles plant completion.

On March 24, 2018, the Company received a letter of intent from a party, partially owned by Chris Reed, one of the Company’s officers and directors, for the purchase of substantially all of the assets of the Los Angeles plant. It is anticipated the Board of Directors will approve the offer and the sale will be completed in the summer of 2018. The letter of intent offers the Company $1,250,000 in cash for the LA plant buildings, equipment, and fixed assets. In addition, the Company will be relieved of the $1,400,000 long-term liability attached to the property. Based on the terms of the offer, the Company has recorded an impairment charge totaling $5,925,000, representing the difference between the offer terms and the net book value of the assets to be sold and the relief of the long-term liability.

In 2016, the Company established a reserve totaling $260,000 for obsolete equipment deemed no longer needed with the Los Angeles plant completion.

E)	Intangible Assets and Impairment Policy

Intangible assets are comprised of indefinite-lived brand names acquired and have been assigned an indefinite life as we currently anticipate these brand names will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life is appropriate. As part of our impairment test, we first assess qualitative factors to determine whether it is more likely than not the indefinite-lived intangible asset is impaired. If further testing is necessary, we compare the estimated fair value of our indefinite-lived intangible asset with its book value. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. For the year ended December 31, 2016, the Company recognized an impairment charge of $224,000 for the China Cola brand. There were no impairment charges incurred during the year ended December 31, 2017.

F)	Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000 at December 31, 2017. The Company may be exposed to risk for the amounts of funds held in bank accounts more than the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances more than the guarantee during the years ended December 31, 2017 and 2016.

During the year ended December 31, 2017, the Company had two customers who accounted for approximately 23% and 16% of its sales, respectively; and during the year ended December 31, 2016, the Company had two customers who accounted for approximately 22% and 12% of its sales, respectively. No other customer accounted for more than 10% of sales in either year.

As of December 31, 2017, the Company had accounts receivable due from two customers who had balances totaling $823,000 and $450,000, respectively, representing 25% and 14% of total accounts receivable, respectively; and as of December 31, 2016, the Company had accounts receivable due from one customer who comprised $719,000 (25%) of its total accounts receivable. No other customer accounted for more than 10% of accounts receivable in either year.

During the year ended December 31, 2017, the Company had utilized three separate co-pack packers for most its production and bottling of beverage products in the Eastern United States. Although there are other packers and the Company has outfitted our own brewery and bottling plant, a change in packers may cause a delay in the production process, which could ultimately affect operating results.

During the years ended December 31, 2017 and 2016, the Company had one vendor which accounted for approximately 20% and 26%, respectively of its total purchases. At December 31, 2017, the Company had accounts payable due to one vendor who comprised 20% of its total accounts payable. At December 31, 2016, the Company had accounts payable due to two vendors who comprised 13% and 10% of its total accounts payable. No other account was more than 10% of the balance of accounts payable in either year.

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, short-term bank loans, accounts payable, notes payable and other payables, approximate their fair values because of the short maturity of these instruments. The carrying values of capital lease obligations, convertible note, and long-term financing obligations approximate their fair values since the interest rates on these obligations are based on prevailing market interest rates. The fair value of the warrant liability was estimated using Level 2 inputs to estimate the liability at December 31, 2017 and 2016 totaling $36,000 and of $775,000, respectively.

H)	Cost of Goods Sold

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

I)	Delivery and Handling Expense

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

The Company accounts for certain sales incentives for customers, including slotting fees, as a reduction of gross sales. These sales incentives for the years ended December 31, 2017 and 2016 were approximately $4,004,000 and $3,726,000, respectively.

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

For the years ended December 31, 2017 and 2016, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	December 31, 2017	December 31, 2016
Convertible note	2,266,667	-
Warrants	7,325,282	803,909
Series A Preferred Stock	37,644	37,644
Options	677,500	1,048,500
Total	10,307,093	1,890,053

M)	Advertising Costs

Advertising costs are expensed as incurred and are included in selling expense in the amount of $491,000 and $254,000, for the years ended December 31, 2017 and 2016, respectively.

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

The fair value of the Company’s stock option and warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

O)	Reclassification

In presenting the Company’s Statement of Operations for the year ended December 31, 2016, the Company previously included a $260,000 charge for obsolete equipment in cost of goods sold and also included $254,000 of the amortization of a debt discount with respect to certain warrants in general and administrative expenses. In presenting the Company’s Statement of Operations for the years ended December 31, 2017 and 2016, the Company has reclassified the charge for the obsolete equipment to Impairment of assets and the amortization of the debt discount in interest expense.

P)	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20 all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is currently in the process of analyzing the information necessary to determine the impact of adopting this new guidance on its financial position, results of operations, and cash flows but does not believe the adoption of this standard will have a material effect, if any. The Company will adopt the provisions of this statement in the first quarter of fiscal 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. The Company is currently in the process of analyzing the information necessary to determine the impact of adopting this new guidance on its financial position, results of operations, and cash flows. The Company will adopt the provisions of this statement in the first quarter of fiscal 2019 and believes that the adoption of this pronouncement will not have a material effect if any.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance in ASU 2017-11 can be applied using a full or modified retrospective approach. The adoption of ASU 2017-11 is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

(3)	Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market, and is comprised of the following:

	December 31, 2017	December 31, 2016
Raw Materials and Packaging	$2,670,000	$3,874,000
Finished Goods	3,261,000	3,011,000
Total	$5,931,000	$6,885,000

The Company has prepaid for glass raw materials at year end which will not be used until the following year. Total prepaid inventory at December 31, 2017 and 2016, totaled $40,000 and $294,000, respectively. The Company has recorded an obsolescence reserve for potentially slow moving and obsolete inventory. The reserve at December 31, 2017 and 2016, totaled $509,000 and $115,000, respectively.

(4)	Property and Equipment

Property and equipment is comprised of the following:

	December 31, 2017	December 31, 2016
Land	$1,107,000	$1,107,000
Building	2,360,000	1,875,000
Vehicles	568,000	600,000
Machinery and equipment	4,924,000	3,696,000
Equipment under capital leases	226,000	226,000
Office equipment	507,000	475,000
Construction In Progress	-	4,610,000
Book value	9,692,000	12,589,000
Accumulated depreciation	(5,414,000)	(4,603,000)
Impairment reserve	(3,925,000)	(260,000)
Net book value	$353,000	$7,726,000

On March 24, 2018, the Company received a letter of intent from a party, partially owned by Chris Reed, one of the Company’s current officers and directors, for the purchase of substantially all of the assets of the Los Angeles plant. It is anticipated the Board of Directors will approve the offer and the sale will be completed in the summer of 2018. The letter of intent offers the Company $1,250,000 in cash for the LA plant buildings, equipment, and fixed assets. In addition, the Company will be relieved of the $1,400,000 long-term liability attached to the property. Based on the terms of the offer, the Company has recorded an impairment charge totaling $5,925,000, representing the difference between the offer terms and the net book value of the assets to be sold and the relief of the long-term liability.

In 2016, the Company established a reserve totaling $260,000 for obsolete equipment deemed no longer needed with the Los Angeles plant completion.

Depreciation expense for the years ended December 31, 2017 and 2016 totaled $551,000 and $387,000, respectively.

Accumulated depreciation on equipment held under capital leases totaled $414,000 and $226,000 as of December 31, 2017, and 2016, respectively. (See Note 7 Capital Leases Payable).

Equipment held for sale consists of the following:

	December 31, 2017	December 31, 2016
Equipment held for sale	$4,370,000	$-
Reserve	(2,000,000)	-
Net book value	$2,370,000	$-

In 2017, the Company agreed to pre-pay the CAPEX Loan (See Note 6 Line of Credit and Bank Notes) by at least $300,000 from the proceeds of the sale of idle equipment, when the sale should occur. In January 2018, equipment with no book value was sold for $312,000 and the CAPEX Loan was repaid for this amount.

(5)	Intangible Assets

Intangible assets consist of trademarks for the Company’s brand names:

	December 31, 2017	December 31, 2016
Virgil’s	$576,000	$576,000
Sonoma Sparkler	229,000	229,000
Brand names	$805,000	$805,000

Virgil’s and Sonoma Sparkler brand names are deemed to have indefinite lives and are not amortized, but are tested for impairment annually. For the year ended December 31, 2016, the Company recognized an impairment charge, completely writing off its China Cola Brand, totaling $224,000. No impairment charge was incurred for the year ended December 31, 2017.

(6)	Line of Credit and Bank Notes

The Company has a Loan and Security Agreement with PMC Financial Services Group, LLC (“PMC”) that provides a $6,000,000 revolving line of credit, a $3,000,000 term loan and a Capital Expansion loan up to $4,700,000. The loans are secured by substantially all the assets of the Company and were due on January 1, 2019. As a condition to PMC’s approval of the transaction described in Note 9 Convertible Note to a Related Party, and the Purchaser’s subordinated security interest, on April 21, 2017, the Company and PMC entered into Amendment Number Fifteen to Amended and Restated Loan and Security Agreement changing the Revolving Line of Credit Maturity Date, Term Loan Maturity Date, Cap Ex Loan Maturity Date and Term Loan B Maturity Date from January 1, 2019, to October 21, 2018.

The Line of Credit and Bank Notes are as follows:

Revolving Line of Credit - The agreement provides a $6,000,000 revolving line of credit that was expanded by an additional $630,000 to accommodate prepaid inventory. At December 31, 2017 and 2016, the aggregate amount outstanding under the line of credit was $3,301,000 and $4,384,000, respectively.

There is a monthly management fee of .45% of the average monthly loan balance.

The revolving line of credit is based on 85% of accounts receivable and 60% of eligible inventory and is secured by substantially all of the Company’s assets. As of December 31, 2017, the Company had $1,012,000 of borrowing availability under the line of credit agreement. The line of credit matures on October 21, 2018 and is not subject to pre-payment penalty.

Bank Notes - Bank notes consist of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Term Loans	$3,000,000	$3,000,000
CAPEX loan	3,947,000	3,950,000
Valuation discount	-	(78,000)
Net	6,947,000	6,872,000
Current portion	(6,947,000)	(953,000)
Long term portion	$-	$5,919,000

Term Loans: In connection with the Loan and Security Agreement with PMC, the Company entered into two Term Loans of $1,500,000 each, for an aggregate borrowing of $3,000,000. The term loans are secured by all of the unencumbered assets of the Company and are due October 21, 2018. The annual interest rate on the loans are discussed below. As of December 31, 2017, and 2016, the amount outstanding was $3,000,000 and $3,000,000 respectively.

Capital Expansion (“CAPEX”) Loan: In connection with the Loan and Security Agreement with PMC, the Company entered into a Capital expansion loan which, after amendment, allows for total borrowings of $4,700,000. The loans are secured by all of the property and equipment purchased under the loan. The interest rate on the CAPEX loan is the prime rate plus 5.75% (9.5% at December 31, 2017). The entire CAPEX loan is due October 21, 2018. At December 31, 2017 and 2016, the balance on the CAPEX loan was $3,947,000 and $3,950,000 respectively, and as of December 31, 2017, the Company had no further borrowing availability.

In 2017, the Company agreed to pre-pay the CAPEX Loan by at least $300,000 from the proceeds of the sale of idle equipment, when the sale should occur. In January 2018, $312,000 of equipment was sold and the CAPEX Loan was repaid for this amount.

Valuation Discount (Issuance of Warrants upon Amendments): In prior years, the Company issued 225,000 warrants to PMC in connection with the restructuring of the notes. The aggregate value of the warrants was valued at $179,000 using the Black Scholes Merton option pricing model and was recorded as a valuation discount and has been amortized over the term loans. On December 7, 2016, the Company agreed to reprice the exercise price of 175,000 common stock purchase warrants granted. The incremental value of the PMC warrants before and after the modification of $38,000 is being amortized over the remaining term of the loans. As of December 31, 2016, the unamortized balance of the loans was $78,000. During the year ended 2017, the remaining unamortized balance was fully amortized.

Interest Rates

Notwithstanding the other borrowing terms above, if Excess Borrowing Availability under the $6 million Revolving line of credit remains more than $1,500,000 at all times during the preceding month (currently the Company has no further Borrowing Availability) the additional interest rate for all loans will be eliminated. The following chart summarizes borrowing rates for the loans as of December 31, 2017:

Description	Base Interest Rate	Increase in Prime	Current Original rate	Additional Interest	Current rate
Line of Credit (Prime Plus)	3.60%	1.25%	4.85%	3.00%	7.85%
Term A	9.00%	1.25%	10.25%	3.00%	13.25%
Term B	11.60%	1.25%	12.85%	3.00%	15.85%
CAPEX Loan	9.00%	1.25%	10.25%	3.00%	13.25%

There is a .45% monthly monitoring fee for the line of credit. When added to current rate, the current annual rate on the line of credit is approximately 13.25%.

(7)	Capital Leases Payable

The Company leases equipment for its brewery operations with an aggregate value of $944,000 under nine non-cancelable capital leases. Monthly payments range from $341 to $10,441 per month, including interest, at interest rates ranging from 6.51% to 17.31% per annum. The Company’s total payment obligation for the leases aggregates $19,000 per month at December 31, 2017. The leases expire at various dates through 2021.

Future minimum lease payments under capital leases are as follows:

Years Ending December 31,
2018	$227,000
2019	188,000
2020	59,000
2021	2,000
Total payments	$476,000
Less: Amount representing interest	(42,000)
Present value of net minimum lease payments	$434,000
Less: Current portion	(198,000)
Non-current portion	$236,000

(8)	Long Term Financing Obligation

Long term financing obligation is comprised of the following:

	December 31,
	2017	2016
Financing obligation	$2,186,000	$2,378,000
Valuation discount	(714,000)	(825,000)
Net long term financing obligation	$1,472,000	$1,553,000
Less current portion	(222,000)	(190,000)
Long term financing obligation	$1,250,000	$1,363,000

On June 15, 2009, the Company closed escrow on the sale of its two buildings and its brewery equipment and concurrently entered into a long-term lease agreement for the same property and equipment. In connection with the lease the Company has the option to repurchase the buildings and brewery equipment from 12 months after the commencement date to the end of the lease term at the greater of the fair market value or an agreed upon amount. Since the lease contains a buyback provision and other related terms, the Company determined it had continuing involvement that did not warrant the recognition of a sale; therefore, the transaction has been accounted for as a long-term financing. The proceeds from the sale, net of transaction costs, were originally recorded as a financing obligation in the amount of $3,056,000. Monthly payments under the financing agreement of approximately $35,000 are recorded as interest expense and a reduction in the financing obligation at an implicit rate of 9.9%. The financing obligation was personally guaranteed up to a limit of $150,000 by former Chief Executive Officer and current Chief Innovation Officer, Christopher J. Reed.

In connection with the financing obligation and subsequent amendments, the Company issued an aggregate of 600,000 warrants to purchase its common stock. The 600,000 warrants were valued at an aggregate amount of $1,336,000 and were recorded as a valuation discount at the date of issuance, and are being amortized over 15 years, the term of the purchase option. The balance of the unamortized valuation discount at December 31, 2017 and 2016 was $714,000 and $825,000, respectively. Amortization of valuation discount was $110,000 for each of the years ended December 31, 2017 and 2016.

The aggregate amount due under the financing obligation at December 31, 2017 and 2016 was $2,186,000 and $2,378,000, respectively. Aggregate future obligations under the financing obligation are as follows:

Year	Amount
2018	222,000
2019	259,000
2020	299,000
2021	344,000
2022	395,000
Thereafter	667,000
Total	$2,186,000

(9)	Convertible Note to a Related Party

The Convertible Note to a Related Party consists of the following:

	December 31,
	2017	2016
12% Convertible Note Payable	$3,400,000	$-
Accrued Interest	290,000	-
Convertible Note Payable, Net	$3,690,000	$-

On April 21, 2017 (“Closing Date”), pursuant to a Securities Purchase Agreement (“Purchase Agreement”), the Company sold and issued a secured, convertible, subordinated, non-redeemable note in the principal amount of $3,400,000 (“Note”) and a warrant to purchase 1,416,667 shares of common stock (“Warrant Shares”) to Raptor/Harbor Reeds SPV LLC (“Purchaser”). Raptor/Harbor Reeds owns 27.64% of the Company’s common stock at December 31, 2017. The Note bears interest at a rate of 12% per annum, compounded monthly on a 360-day year/ 30-day month basis. The Note is secured by a second priority security interest in the Company’s assets, which is subordinate to the first priority security interest of PMC Financial Services Group, LLC (“PMC”). The Note matures on the two-year anniversary of the Closing date and may not be prepaid. After 180 days, the Note may be converted, at any time and from time to time, into 1,133,333 shares of common stock of the Company (“Conversion Shares”). Wunderlich Securities, the Company’s placement agent, received a fee of $160,000 for placement agency services. In addition, the Company incurred other direct costs of $157,000 resulting in net proceeds to the Company of $3,083,000.

The Warrant Shares will expire on the fifth (5th) anniversary of the Closing Date and have an exercise price equal to $4.00. The Warrant Shares will not be exercisable until 180 days after the Closing date. The Note and Warrant contain customary anti-dilution provisions and the Conversion Shares and Warrant Shares are subject to a registration rights agreement. The investor was granted a right to participate in future financing transactions of the Company for a term of two years. In addition, the warrants issued to the investor included a fundamental transaction provision, and, as such, were accounted for as warrant liability. Upon their issuance, the fair value of these warrants was determined to be $3,302,000 using the Black-Scholes-Merton option pricing model (see Note 10 for further discussion of warrant liability). In accordance with the current accounting guidance $3,083,000 of this amount was recorded as a valuation discount, and the excess of the fair value of the warrant liability at the issuance date over the amount allocated to valuation discount of $219,000 was accounted for as a financing cost. As such, the Company recognized a debt discount at the dates of issuance in the aggregate amount of $3,400,000 related to the fair value of the warrant liability of $3,083,000 and cash offering costs of $317,000. The debt discount is to be amortized over the term of the note. Amortization of the note discount through December 12, 2017 was $1,191,000 and the unamortized debt discount at that date was $2,209,000.

On April 19, 2017, three accredited investors that are party to the Securities Purchase Agreement dated May 26, 2016 and hold participation rights in the Company’s financing transactions agreed to waive their participation rights with regard to the April 21, 2017 financing. In consideration, these investors’ participation rights, expiring in May 2017, were extended for a period of two years. In addition, the Company increased the terms of their outstanding warrants by one year and reduced the exercise price from $4.25 to $3.00, The incremental change in their fair value of $187,000 was accounted for as an increase in the fair value of the warrant liabilities as of the date of modification and recorded as a cost of warrant modification. In addition, the Company also issued five-year warrants to purchase an aggregate of 210,111 shares of common stock at the exercise price of $3.00 to these investors. The newly issued warrants contain customary anti-dilution provisions and included a fundamental transaction provision and were accounted for as warrant liability. As such, the fair value of the new warrants of $571,000 was accounted for as a warrant liability and a financing cost at the issue date. Fair value was determined using the Black-Scholes-Merton option pricing model.

On July 13, 2017, the Company entered into warrant exercise agreements with the investors to reprice the warrants to purchase 1,416,667 related to the Purchase Agreement and the 210,111 shares of our common stock discussed above.

On December 12, 2017, in connection with the reduction of the offering price in the Rights Offering (Note 11) to $1.50, the Company entered into an amendment to the Note further reducing the conversion price of the Note to $1.50. The Company analyzed whether the modifications of the conversion price of the Note would require application of the provisions of ASC Topic 470-50, Accounting for Modification [or Exchange] of Convertible Debt Instruments (“ASC 470-50”). Based on the Company’s analysis, the Company determined that such modification resulted in a change of more than 10% of the fair value of the Note, and as such, accounted for the transaction as an extinguishment. Extinguishment accounting requires the removal of old liability at carrying value and the establishment of the new note at fair value. The Company retained an independent third-party valuation firm to calculate for the fair value of the new note using discounted cash flow and Black Scholes methods and determined the fair value to be $4,823,000. As such, the original Note of $3,400,000 and corresponding unamortized discount of $2,209,000 was eliminated. Simultaneously, the new Note of $3,400,000 was recorded and a corresponding premium of $1,423,000, representing the excess of the fair value over the face value of the Note, was recorded to additional paid in capital in capital. The loss realized in connection with the extinguishment of the Note totaled $3,632,000 and is reflected in the accompanying Statement of Operations.

(10)	Warrant Liability

Various stock sales made by the Company to finance operations have been accompanied by the issuance of warrants. Some of these warrant agreements contain fundamental transaction provisions which may give rise to an obligation of the Company to pay cash to the warrant holders. For accounting purposes, in accordance with ASC 480, Distinguishing Liabilities from Equity, those warrants with fundamental transaction terms are accounted for as liabilities given the terms may give rise to an obligation of the Company to the warrant holders. These liabilities are measured at fair value at each reporting period and the change in the fair value is recognized in earnings in the accompanying Statements of Operations.

The fair value of the warrant liability was determined at the following reporting, issuance, and modification dates using the Black-Scholes-Merton option pricing model and the following assumptions:

	As of December 31, 2016	Upon Issuance April 21, 2017	Upon Modification April 21, 2017	Upon Modification July 13, 2017	As of December 31, 2017
	(1)	(2)	(3)	(4)	(5)
Stock Price	$4.10	$4.75	$4.75	$2.35	$1.55
Risk free interest rate	1.58%	1.51%	1.51%	1.65%	1.74%
Expected Volitility	54.71%	49.33%	49.33%	53.75%	56.06%
Expected life in years	4.42	5.00	5.00	4.77 to 4.89	3.42
Expected dividend yield	0%	0%	0%	0%	0%
Number of Warrants	418,909	1,626,778	280,147	1,906,925	138,762
Fair Value of Warrants	$775,000	$3,873,000	$187,000	$1,109,000	$36,000

(1) Warrant valuation on December 31, 2016 for 418,909 warrants containing fundamental transaction provisions.

(2) On April 21, 2017 and April 19, 2017, the Company granted warrants to purchase 1,416,667 shares and 210,111 shares, respectively, of the Company’s common stock in connection with the Company’s issuance of the Convertible Note. The warrants included fundamental transaction provisions resulting in the total fair value of $3,873,000 to be classified as an increase to the warrant liability. On July 13, 2017, these warrants were repriced as discussed below.

(3) On April 19, 2017, three accredited investors that are party to the Securities Purchase Agreement dated May 26, 2016 and hold participation rights in the Company’s financing transactions agreed to waive their participation rights with regard to the April 21, 2017 financing. In consideration, these investors’ participation rights, expiring in May 2017, were extended for a period of two years. In addition, on April 21, 2017, the Company increased the terms of their outstanding 280,147 warrants by one year and reduced the exercise price from $4.25 to $3.00, The incremental change in their fair value of $187,000 on the modification date was reported as an increase to the warrant liability.

(4) On July 13, 2017, the Company entered into warrant exercise agreements with certain investors holding participation rights in our financing transactions to reprice warrants to purchase 1,906,925 shares of our common stock. The warrants’ exercise prices were lowered from $3 and $4 per share to $1.50 per share, and the incremental cost before and after the modification of the warrants resulted in an incremental charge of $1,109,000. The warrants were also changed to modify language pertaining to a “fundamental transaction,” eliminating the need to classify the warrants as a warrant liability.

Upon modification, the investors exercised warrants into 1,122,376 shares of common stock at the repriced $1.50 per share resulting in proceeds to the Company of $1,650,000. The fair value of the warrant liability for these warrants at the date of exercise was $1,601,000 and was reclassified from the warrant liability to additional paid in capital. At the same date, the Company and the holders of the remaining warrants agreed to modify the language of the fundamental transaction clause for the remaining 784,549 investor warrants, where the definition became dependent on obtaining board approval, thus eliminating the need for the liability classification of warrants. Accordingly, the fair value of these warrants totaling $1,033,000 was reclassified from the warrant liability to additional paid in capital.

(5) Warrant valuation on December 31, 2017 for 138,762 warrants containing fundamental transaction provisions. The change in the fair value of the warrant liability was $3,275,000 and $232,000 for the years ended December 31, 2017 and 2016, respectively.

The risk-free interest rate used in the calculations was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the expected volatility. The expected life of the warrants was determined by the remaining contractual life of the warrant instrument. The expected dividend yield was determined to be zero since the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

(11)	Stockholders’ Equity

Series A Convertible Preferred Stock - Series A Preferred stock consists of $10 par value, 500,000 shares authorized, 5% non-cumulative, participating, preferred stock. As of December 31, 2017, and 2016, there were 9,411 shares outstanding, with a liquidation preference of $10.00 per share. Each share of Series A Preferred stock can be converted into four shares of the Company’s common stock.

The Series A Preferred shares have a 5% pro-rata annual non-cumulative dividend. The dividend can be paid in cash or, in the sole and absolute discretion of our board of directors, in shares of common stock based on its then fair market value. The Company cannot declare or pay any dividend on shares of our securities ranking junior to the preferred stock until the holders of the preferred stock have received the full non-cumulative dividend to which they are entitled. In addition, the holders of the preferred stock are entitled to receive pro rata distributions of dividends on an “as converted” basis with the holders of our common stock.

In the event of any liquidation, dissolution or winding up of the Company, or if there is a change of control event (as defined in the Certificate of Designations of Series A Preferred Stock), then, subject to the rights of the holders of our more senior securities, if any, the holders of Series A preferred stock are entitled to receive, prior to the holders of any junior securities, $10.00 per share plus all accrued and unpaid dividends. Thereafter, all remaining assets shall be distributed pro rata among all security holders. Since June 30, 2008, the Company has the right, but not the obligation, to redeem all or any portion of the Series A preferred stock by paying the holders thereof the sum of the original purchase price per share, which was $10.00, plus all accrued and unpaid dividends.

The Series A preferred stock may be converted, at the option of the holder, at any time after issuance and prior to the date such stock is redeemed, into four shares of common stock, subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, recapitalization, reclassification, and similar transactions. The Company is obligated to reserve authorized but unissued shares of common stock enough such shares to affect the conversion of all outstanding shares of Series A preferred stock.

Except as provided by law, the holders of our Series A preferred stock do not have the right to vote on any matters, including, without limitation, the election of directors. However, so long as any shares of Series A preferred stock are outstanding, the Company shall not, without first obtaining the approval of at least a majority of the holders of the Series A preferred stock, authorize or issue any equity security having a preference over the Series A preferred stock with respect to dividends, liquidation, redemption or voting, including any other security convertible into or exercisable for any equity security other than any senior preferred stock.

The Company accrued and paid a $5,000 dividend payable to the preferred shareholders, which the board of directors elected to pay through the issuance of 1,640 shares and 1,504 shares of its common stock, respectively during the years ended December 31, 2017 and 2016. No shares of Series A preferred stock were converted into common stock in 2017 and 2016.

Common Stock - Common stock consists of $.0001 par value, 40,000,000 shares authorized, and 24,619,591 shares and 13,982,230 shares outstanding as of December 31, 2017 and 2016, respectively.

Common Stock Issued in Connection with the Rights Offering – In December 2017, in the Rights Offering, the Company offered the distribution of rights to purchase up to $14 million of units, each unit consisting of one share of the Company’s common stock, par value $0.001 per share and one-half warrant to purchase common stock. Pursuant to the Rights Offering, the Company sold an aggregate of 9,333,333 units consisting of 9,333,333 shares of common stock and warrants to purchase 4,666,666 shares of common stock, with each warrant exercisable for one share of common stock at an exercise price of $2.025 per share. The net proceeds to the Company was $12,887,000 after deducting all offering costs and dealer-manager fees and expenses.

On December 6, 2017, the Company entered into a definitive backstop commitment agreement (“Backstop Agreement”) with Raptor/ Harbor Reeds SPV LLC (“Raptor”) whereby Raptor agreed to purchase from the Company a minimum of $6 million of unregistered units not subscribed in the Rights Offering in a private placement, subject to customary terms and conditions. Raptor had the right to exercise its basic subscription right and over-subscription privilege as a rights holder in the Rights Offering (subject to pro-ration) but had no obligation to do so.

As compensation for the backstop commitment and subject to the closing of the Rights Offering, the Company issued to Raptor, five-year warrants to purchase a minimum of 750,000 shares of the Company’s common stock. Based on the completion of the Rights Offering because the offering was oversubscribed, Raptor did not purchase any unregistered units in a private placement under the provisions of the Backstop Agreement. In connection with the offering, the Company also agreed to register the shares of common stock underlying the units (including shares of common stock underlying the warrants contained in the units) and shares of common stock underlying the backstop warrants. The Company registered the shares in February 2018.

Common Stock Issued Pursuant to a Dealer-Manager Agreement in the Rights Offering - On December 6, 2017, the Company entered into a dealer-manager agreement (“DM Agreement”) with Maxim Group LLC (“Maxim”) in connection with the Rights Offering.

In connection with the DM Agreement, the Company agreed to pay to Maxim as the dealer-manager, a cash fee equal to: (i) 7% of the gross proceeds received by the Company directly from exercises of the subscription rights, other than from exercises by our officers and directors or Raptor /Harbor Reed’s SPV LLC (“Raptor”), (ii) 4% of the gross proceeds received from certain investors having prior existing relationships with the Company, and (iii) 2% of the gross proceeds received by the Company from the backstop commitment, as described below, or from Raptor’s exercise of the subscription rights. The Company paid Maxim $830,000 for it DM agreement and an additional $75,000 for expenses for a total of $905,000.

Additionally, the Company has granted to Maxim the right of participation to act as book runner or co-manager with at least 25.0% of the economics for any and all future equity, equity-linked or debt (excluding commercial bank debt) offerings undertaken during such period by the Company or any of the Company’s subsidiaries or successor entities until December 11, 2018.

The Company has agreed to indemnify Maxim and its respective affiliates against certain liabilities arising under the Securities Act of 1933, as amended. Maxim’s participation in the offering is subject to customary conditions contained in the DM Agreement, including the receipt by Maxim of an opinion of the Company’s counsel. Maxim and its affiliates may also provide to the Company from time to time in the future, in the ordinary course of their business, certain financial advisory, investment banking and other services for which Maxim will be entitled to receive fees.

Common Stock Issued in Connection with the Sale of Shares - In 2017, the Company sold 117,647 shares of its common stock to a member of the board of directions valued at $1.70 per share with total proceeds $200,000.

In connection with the exercise of investor warrants, the Company issued 1,122,376 shares of its common stock at $1.50 per share with gross proceeds of $1,650,000.

In 2016, the Company entered into a securities purchase agreement with institutional investors in a private financing transaction for the issuance and sale of 692,412 shares of the Company’s common stock and warrants to purchase 346,206 shares of common stock. The Company also sold 30,000 shares of its common stock to certain officers of the Company at $3.90 per share with total proceeds of $117,000. The net proceeds to the Company from the sale of the shares totaled $1,687,000 after deducting underwriting discounts, commissions and offering expenses.

Common Stock Issued for Services - During the year ended December 31, 2017, the Company issued 58,065 shares of its common stock to certain members of the board of directors valued at $1.55 per share with an aggregate value of $90,000 for services rendered. The Company also issued 4,300 shares of its common stock to a related party valued at $2.20 per share with an aggregate value of $9,000 for services rendered.

During the year ended December 31, 2016, the Company issued 4,228 shares of common stock for consulting services valued at an aggregate value of $15,000 for services rendered.

Common Stock Issuable – On January 10, 2018, the Company issued to the independent members of its board of directors issued 400,000 shares of common stock valued at $1.70 per share totaling $680,000 for services provided in 2017. These shares have been reflected as Common Stock Issuable at December 31, 2017 in the accompanying Statement of Stockholders’ Equity.

(12)	Stock Options and Warrants

Stock Options – During the year, the Company had three equity plans in place to incentivize performance by employees, directors, and consultants: The 2007 Stock Option Plan, the 2015 Incentive and Non-Statutory Stock Option Plan, and in 2017 the Company adopted the 2017 Incentive Compensation Plan (the “Plans”). In 2017, the 2007 plan expired. No new options will be granted under the 2007 plan. The options under the 2015 and 2017 Plans shall be granted from time to time by the Board of Directors. Individuals eligible to receive options include employees of the Company, consultants to the Company and directors of the Company. The options shall have a fixed price, which will not be less than 100% of the fair market value per share on the grant date. The total number of options authorized is 500,000 and 3,000,000, respectively for the Plans.

Stock option activity consists of the following:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	980,000	$3.96
Granted	172,500	4.01
Exercised	(84,000)	1.36
Forfeited or expired	(20,000)	4.92
Outstanding at December 31, 2016	1,048,500	4.68	3.80	$61,000
Granted	60,000	$2.20
Exercised	-	-
Forfeited	(431,000)	4.88
Outstanding at December 31, 2017	677,500	4.35	4.14	$-
Exercisable at December 31, 2017	475,400	4.41	3.41	$-

During the years ended December 31, 2017 and 2016, the Company granted 60,000 and 172,500 options, respectively, to purchase the Company’s common stock at a weighted average exercise price of $2.20 and $4.01, respectively, to employees under the Plans. The fair value of the options granted during the years ended December 31, 2017 and 2016 was $39,000 and $714,000, respectively.

The weighted-average grant date fair value of options granted during 2017 and 2016 was $.65 and $4.01, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model using the assumptions noted in the following table. For purposes of determining the expected life of the option, an average of the estimated holding period is used. The risk-free rate for periods within the contractual life of the options is based on the U. S. Treasury yield in effect at the time of the grant.

	Year ended
	December 31,
	2017	2016
Expected volatility	52%	57%
Expected dividends	—	—
Expected average term (in years)	2.00	1.77
Risk free rate - average	1.47%	0.77%-1.81%
Forfeiture rate	0	0

The aggregate fair value of the options vesting, net of forfeitures, during the years ended December 31, 2017 and 2016 was $276,000 and $658,000, respectively, and has been reported as compensation cost. As of December 31, 2017, the aggregate value of unvested options was $795,000 which will be amortized as compensation cost as the options vest, over 2 to 4 years.

During the year ended December 31, 2016 there were 84,000 options exercised into 76,966 shares of common stock at an average price of $1.37. Most of these exercises were cash-less; however, the Company did receive proceeds from certain exercises aggregating $71,000. There were no options exercised in 2017.

As of December 31, 2017, the aggregate intrinsic values of $0, for both outstanding and exercisable options, was calculated as the difference between the Company’s market price of $1.55 and the exercise price.

Additional information regarding options outstanding and exercisable as of December 31, 2017, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares Exercisable	Weighted Average Exercise Price
$2.20-$3.74	202,500	$3.27	8.99	115,400	$3.45
$4.00 - $5.39	475,000	$4.80	2.07	360,000	$4.71
	677,500	$4.35	4.14	475,400	$4.41

A summary of the status of the Company’s non-vested shares granted under the Company’s stock option plan as of December 31, 2017 and changes during the year then ended is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2016	504,966	4.68
Granted	60,000	0.65
Vested	68,134	4.88
Forfeited	(431,000)	3.95
Nonvested at December 31, 2017	202,100	4.35

On January 10, 2018, pursuant to its employment agreement dated June 28, 2017 with Valentin Stalowir, Chief Executive Officer, the Company’s board of directors granted to Mr. Stalowir 371,218 restricted stock units and options to purchase 371,218 shares of stock. The securities are to be issued pursuant to Reed’s 2017 Incentive Compensation Plan. The options will have an exercise price of $1.70. Other terms of the granted securities will be set by the Company’s compensation committee in compliance with the 2017 Incentive Compensation Plan.

Warrants

Warrant activity is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31,2015	341,261	$5.17	3.30	$152,000
Granted	478,909	$4.50
Exercised	(16,260)	$2.77
Forfeited or expired	(1)
Outstanding at December 31, 2016	803,909	$4.50	4.00	$26,000
Granted	7,643,749	$1.95
Exercised	(1,122,376)	$1.50
Forfeited or expired	-	$-
Outstanding at December 31, 2017	7,325,282	$2.09	3.43	$115,955
Exercisable at December 31, 2017	1,395,246	$2.68	3.76	$78,374

Stock sales made by the Company to finance operations have been accompanied by the issuance of warrants. For warrants issued in connection with these transactions see Note 9 Convertible Note to a Related Party and Note 11 Stockholders’ Equity.

The aggregate intrinsic value was calculated as the difference between the closing market price, which was $1.55, and the exercise price of the Company’s common stock warrants as of December 31, 2017.

On April 21, 2017 (“Closing Date”), in connection with the issuance of a secured convertible subordinated non-redeemable note (See Note 9 Convertible Note to a Related Party above), the Company issued a warrant to purchase 1,416,667 shares of common stock (“Warrant Shares”) to Raptor/Harbor Reeds SPV LLC (“Purchaser”). The Warrant Shares will expire on the fifth (5th) anniversary of the Closing Date and originally had an exercise price equal to $4.00 which was subsequently repriced on July 13, 2017 as discussed below. The Warrant Shares will not be exercisable until 180 days after the Closing date. The Note and Warrant contain customary anti-dilution provisions and the Conversion Shares and Warrant Shares are subject to a registration rights agreement. The investor was granted a right to participate in future financing transactions of the Company for a term of two years.

On April 19, 2017, three accredited investors that are party to the Securities Purchase Agreement dated May 26, 2016 and hold participation rights in the Company’s financing transactions agreed to waive their participation rights with regard to the April 21, 2017 financing. In consideration, these investors’ participation rights, expiring in May 2017, were extended for a period of two years. In addition, the Company increased the terms of their outstanding 280,147 warrants by one year and reduced the exercise price from $4.25 to $3.00, The incremental change in their fair value of $187,000 was accounted for as an increase in the fair value of the warrant liabilities as of the date of modification and recorded as a cost of warrant modification. In addition, the Company also issued five-year warrants to purchase an aggregate of 210,111 shares of common stock at the exercise price of $3.00 to these investors. The newly issued warrants contain customary anti-dilution provisions and included a fundamental transaction provision and were accounted for as warrant liability. As such, the fair value of the new warrants of $571,000 was accounted for as a warrant liability and a financing cost at the issue date. The fair value was determined using the Black-Scholes-Merton option pricing model.

On July 13, 2017, the Company entered into warrant exercise agreements with certain investors holding participation rights in our financing transactions to reprice warrants to purchase 1,906,925 shares of our common stock. The warrants’ exercise prices were lowered from $3 and $4 per share to $1.50 per share, The Company determined the incremental cost before and after the modification of the warrants resulted in an incremental charge of $1,109,000. The warrants were also changed to modify language pertaining to a “fundamental transaction” eliminating the need to classify the warrants as warrant liabilities. Upon modification, the investors exercised warrants into 1,122,376 shares of common stock at the repriced $1.50 per share resulting in proceeds to the Company of $1,650,000. The Company’s modification of the fundamental transaction clause enabled the remaining investor warrants of 784,549 with a fair value of $1,033,000 to be reclassified from a liability to equity.

Additionally, as part of the warrant exercise agreements, the Company issued to the investors, pro rata based on the number of shares each investor exercised, a second tranche of warrants to purchase 512,560 shares of our common stock and on July 19, 2017 a third tranche of warrants to purchase 87,745 shares of our common stock. The second tranche of warrants have a term of 5 years, may be exercised commencing six months after issuance and have an exercise price of $2.00. The third tranche of warrants were exercisable immediately upon issuance for a term of 5 years and have an exercise price of $1.55. The newly issued warrants contain customary anti-dilution provisions. The aggregate fair value of the new warrants totaling $689,000 was determined using the Black-Scholes-Merton option pricing model with a volatility of 53.75% an interest free rate of 1.65% and a stock price of $2.35. The fair value of the warrants was reported as a financing costs on their respective issuance dates. Financing warrant costs totaled $1,480,000 for the year ended December 31, 2017.

On December 28, 2017, in connection with the Rights Offering, the Company sold warrants to purchase 4,666,666 shares of common stock, with each warrant exercisable for one share of common stock at an exercise price of $2.025 per share.

On December 28, 2017 as compensation for the backstop commitment and subject to the closing of the Rights Offering, the Company issued to Raptor, five-year warrants to purchase a minimum of 750,000 shares of the Company’s common stock, with each warrant exercisable for one share of common stock at an exercise price of $1.50 per share.

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

During the year ended December 31, 2016, 16,260 warrants were exercised into 16,260 shares of common stock for $45,000.

Warrants outstanding at December 31, 2017 and their respective exercise price and expiration dates are as follows:

As of December 31, 2016			As of December 31, 2017
Number	Price	Expiration Dates	Number	Price	Expiration Dates

200,000	5.60	Sep-19	200,000	$5.60	Sep-19
125,000	4.10	May-21	125,000	$4.10	May-21
10,000	3.90	Oct-21	10,000	$3.90	Oct-21
50,000	4.10	Nov-21	50,000	$4.10	Nov-21
418,909	$ 3.74 - 4.25	Jun-21	138,762	$ 3.74 - 4.25	Jun-21
-	-	-	784,549	$1.50	Apr-22
-	-	-	600,305	$ 1.55 - 2.00	Jul-22
-	-	-	4,666,666	$2.03	Dec-20
-	-	-	750,000	$1.50	Dec-22
803,909			7,325,282

(13)	Income Taxes

At December 31, 2017 and 2016, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $34.8 million and $21.3 million for Federal purposes, respectively, and $18.2 million and $14.5 million for state purposes respectively. The Federal carryforward expires in 2034 and the state carryforward expires in 2019. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

Due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carry forwards, the utilization of the Company’s NOL may be limited to statutory limits as a result of recent change in stock ownership. NOLs incurred subsequent to the latest change in control, are not subject to the limitation.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2017 and 2016, the Company did not have a liability for unrecognized tax benefits.

The Company recognizes as income tax expense, interest and penalties on uncertain tax provisions. As of December 31, 2017, and 2016, the Company has not accrued interest or penalties related to uncertain tax positions. Tax years 2010 through 2017 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2017	December 31 2016
Deferred income tax asset:
Net operating loss carryforward	$8,927,000	$10,325,000
Accounts receivable allowances	227,000	-
Inventory reserves	148,000	-
Reserve on asset impairment	655,000	-
Total deferred tax asset	9,957,000	10,325,000
Valuation allowance	(9,957,000)	(10,325,000)
Net deferred income tax asset	$-	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	December 31, 2017	December 31, 2016
Federal Statutory tax rate	(34%)	(34%)
State tax, net of federal benefit	(5%)	(5%)
	(39%)	(39%)
Effect of change in tax rate	10%	-%
Valuation allowance	29%	39%
Effective tax rate	-%	-%

(14)	Commitments and Contingencies

Lease Commitments

The Company has leased warehouse space under non-cancelable operating leases in the past and is currently leasing facilities on a month to month basis. Rental expense under these agreements and other operating leases for the years ended December 31, 2017 and 2016 totaled $56,000 and $54,000, respectively.

Other Commitments

The Company has entered into contracts with customers with clauses committing the Company to pay fees if the Company terminates the agreement early or without cause. The contracts call for the customer to have the right to distribute the Company’s products to a defined type of retailer within a defined geographic region. If the Company should terminate the contract or not automatically renew the agreements without cause, amounts would be due to the customer. As of December 31,2017 and 2016, the Company has no plans to terminate or not renew any agreement with any of their customers; accordingly, no such fees have been accrued in the accompanying financial statements.

Legal Proceedings

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

We believe there are no material litigation matters at the current time. Although the results of such litigation matters and claims cannot be predicted with certainty, we believe the final outcome of such claims and proceedings will not have a material adverse impact on our financial position, liquidity, or results of operations.

(15)	Related Party Activity

During the year, Judy Reed, wife of Christopher J. Reed, served as Corporate Secretary along with being a member of the Board of Directors. Her replacement to the board was elected November 29, 2017 and she has agreed to remain as Corporate Secretary. Complete compensation information follows below in Part III.

In 2017, Chris Reed (the former CEO and current CIO), Robert Reed (the brother of Chris Reed, CIO), and Dan Miles (CFO), collectively advanced $571,000 to the Company for working capital uses. In 2017, the Company repaid $240,000 to Robert Reed and subsequent to year end, in January 2018, the remaining balance was repaid to Chris Reed and Dan Miles.

In 2017, the Company issued 4,300 shares of its common stock to a related party valued at $2.20 per share with an aggregate value of $9,000 for services rendered.

In 2017, the Company entered into the following transactions with Raptor SPV LLC, in which Mr. Doherty has an indirect material interest as principal and significant shareholder of Raptor SPV LLC:

On April 21, 2017, pursuant to a securities purchase agreement, Reed’s sold and issued a secured convertible subordinated non-redeemable note in the principal amount of $3,400,000 and a warrant to purchase 1,416,667 shares of common stock to Raptor SPV LLC. The note bears interest at a rate of 12% per annum, compounded monthly on a 360-day year/ 30-day month basis. The note is secured by a second priority security interest in the Company’s assets, which is subordinate to the first priority security interest of PMC Financial Services Group, LLC. The note may not be prepaid and originally matured on April 21, 2019. The maturity date was subsequently extended to April 21, 2021. The note may be converted, at any time and from time to time, into shares of common stock of the Company. The original conversion price of the note was $3.00, and this conversion price was subsequently reduced to $1.75, and again to $1.50. The warrant will expire on April 21, 2019 and had an original exercise price equal to $4.00 per share, which exercise price was subsequently reduced to $1.50. The note and warrant contain customary anti-dilution provisions and the shares of common stock issuable upon conversion of the note and exercise of the warrant have been registered on Form S-1. Raptor SPV LLC was also granted a right to participate in future financing transactions of the Company for a term of two years.

In connection with the issuance of the note, the Company reimbursed Raptor SPV LLC direct costs totaling $157,000 incurred to issue the note.

On July 13, 2017, we entered into a warrant exercise agreement with Raptor SPV LLC to induce Raptor to purchase 766,667 shares of our common stock. The repriced warrants have an exercise price per share of $1.50 and were revised to modify language pertaining to “Fundamental Transactions”. Restrictions upon exercise were waived as to the repriced warrants. Reed’s received gross proceeds of $1,150,000 from Raptor’s exercise of the repriced warrants. We also issued to the Raptor additional second tranche warrants to purchase up to 350,000 shares of our common stock and additional third tranche warrants to purchase up to 60,000 shares of our common stock. Second tranche warrants have a term of five years, may be exercised commencing 6 months from the date of issuance and have an exercise price equal to $2.00. The third tranche warrants were exercisable immediately upon issuance for a term of five-years, with an exercise price equal to $1.55. Raptor SPV LLC was also granted the right to appoint a non-voting observer to our board of directors for so long as Raptor SPV LLC or its affiliates is a beneficial owner of our stock. As of the date hereof, Raptor SPV LLC has not made such an appointment.

On December 6, 2017, we entered into a backstop agreement with Raptor, whereby Raptor agreed to purchase from us a minimum of $6 million of units pursuant to its subscription rights and in a private placement, subject to customary terms and conditions. In the rights offering, Raptor SPV LLC exercised its basic and over-subscription rights to purchase 2,666,667 units and acquired 2,666,667 shares of common stock and warrants to purchase up to 1,333,333 shares of common stock for an aggregate purchase price of $4,000,000. In addition, pursuant to the backstop commitment agreement, as amended, the Company issued to Raptor SPV LLC warrants to purchase 750,000 shares of common stock. These warrants have an exercise price equal to $1.50, are not exercisable for a term of 180 days from the date of issuance and have a cashless exercise feature and registration rights. We will be subject to certain liquidated damages if we do not register the warrant shares within the prescribed time frame.

Subsequent to year end, in January 2018, the board of directors appointed Daniel J. Doherty III to serve as a director. Mr. Doherty is a principal and significant shareholder of Raptor/ Harbor Reeds, SPV, LLC (“Raptor”), the Company’s largest shareholder. Mr. Doherty has joint voting and dispositive control of the equity securities held by Raptor with another of its principals.

On March 24, 2018, the Company received a letter of intent from a party, partially owned by Chris Reed, one of the Company’s current officers and directors, for the purchase of substantially all of the assets of the Los Angeles plant. See further description regarding the offer in Note 4 Property and Equipment.

(16)	Subsequent Events

On January 10, 2018, pursuant to its employment agreement dated June 28, 2017 with Valentin Stalowir, Chief Executive Officer, the Company’s board of directors granted to Mr. Stalowir 371,218 restricted stock units and options to purchase 371,218 shares of stock. The securities are to be issued pursuant to Reed’s 2017 Incentive Compensation Plan. The options will have an exercise price of $1.70. Other terms of the granted securities will be set by the Company’s compensation committee in compliance with the 2017 Incentive Compensation Plan.

In 2017, the Company agreed to pre-pay the CAPEX Loan by at least $300,000 from the proceeds of the sale of idle equipment, when the sale should occur. In January 2018, $312,000 of equipment was sold and the CAPEX Loan was repaid for this amount.

On January 10, 2018, the board of directors issued 400,000 shares of common stock at $1.70 per share totaling $680,000 to independent board members for past services provided in 2017.

On March 24, 2018, the Company received a letter of intent from a party, partially owned by Chris Reed, one of the Company’s current officers and directors, for the purchase of substantially all of the assets of the Los Angeles plant. See further description regarding the offer in Note 4 Property and Equipment.

On March 28, 2018, the Company approved stock options to CEO Valentin Stalowir, to purchase 412,735 shares of common stock with a strike price of $1.60 that vest over four years with performance criteria approved by the Board. Mr. Stalowir also received 412,736 Restricted Stock Units; and stock options to purchase an aggregate of 982,000 shares of common stock (intended to be granted as incentive stock options, subject to the requirements of the plan and applicable law) to employees; and that non-statutory stock options to purchase an aggregate of 1,134,000 shares of common stock to employees listed as “Senior Management”, subject to applicable securities laws. The option portions are subject to performance based criteria approved by the Board of Directors.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarter of 2017, ending December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

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

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

General

Reed’s current directors current have terms which will end at the next annual meeting of the stockholders or until their successors are elected and qualify, subject to their death, resignation or removal. The Chief Executive Officer serves at the discretion of the board of directors. Our board members are encouraged to attend meetings of the board of directors and the annual meeting of stockholders. The board of directors held 18 meetings in 2017. The following table sets forth certain information with respect to our current directors and executive officers as of December 31, 2017:

Name	Position	Age
Christopher J. Reed	Director, Chief Innovation Officer	59
Daniel Miles	Chief Financial Officer	62
Neal Cohane	Senior Vice President of Sales	57
Stefan Freeman	Chief Operating Officer	56
Val Stalowir	Director, Chief Executive Officer	54
John Bello	Chairman of the Board and member of Compensation Committee	71
Daniel Doherty (1)	Director	53
Lewis Jaffe	Director and Chairman of the Nominations and Goverance Committee, member of the Audit Committee and Compensation Committee	61
James Bass	Director and Chairman of the Audit Committee and member of the Compensation Committee	65
Scott R. Grossman	Director and Chairman of the Compenation Committee and member of the Audit Committee and Nominations and Governance Committee	39

(1) Mr. Doherty was appointed to serve by the board as director on January 10, 2018.

Business Experience of Directors and Executive Officers

Christopher J. Reed, founded our company in 1987. Since inception, Mr. Reed has served in the roles of Chairman, President, Chief Executive Officer and is currently our Chief Innovation Officer and non-independent Director since our incorporation in 1991. Mr. Reed also served as Chief Financial Officer during fiscal year 2007 until October 1, 2007 and again from April 17, 2008 to January 19, 2010. Mr. Reed remains a Director of the Company with the election of John Bello as Chairman of the Board by fellow Board members. Mr. Reed has been responsible for our design and products, including the original product recipes, the proprietary brewing process and the packaging and marketing strategies. Mr. Reed received a B.S. in Chemical Engineering in 1980 from Rennselaer Polytechnic Institute in Troy, New York.

Daniel J. Doherty III, Director Daniel was appointed by the board on January 10, 2018 to serve as a director, filling a vacancy. Mr. Doherty has been a principal of Eastern Real Estate, a real estate investment and development company, since July 2001. He is also a principal and significant shareholder of Raptor/ Harbor Reeds, SPV, LLC (“Raptor”), the Company’s largest shareholder, which beneficially owns 27.64% of the Company’s outstanding equity securities, calculated pursuant to Rule 13d-3. Mr. Doherty has joint voting and dispositive control of the equity securities held by Raptor with another of its principals.

Daniel V. Miles, Chief Financial Officer is a licensed CPA in the State of California who started with Ernst & Young and progressed through financial managerial roles within the beverage industry and other local business enterprises. Dan managed the financial sector for Coors’ largest distributor that grew 250% in 8 years via acquisitions of companies, brands and organic growth. Dan worked at the Pepsi Bottling Group in corporate finance and field operations in various capacities. Recently Dan held the position of interim Chief Financial Officer for the Port of Long Beach and the Central Basin Municipal Water District where he led the production of both the annual budget and the reporting of the results of those enterprises. Dan earned his Bachelor of Science degrees at the University of San Francisco in Biology, California State University Long Beach in Accounting and a Master’s Degree from University of Southern California in taxation.

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

Stefan Freeman, Chief Operating Officer Stefan Freeman served as Interim Chief Executive Officer from April, 2016 through June, 2017 and has assumed the role of Chief Operating Officer since then. He is also Chairman of the Compensation Committee. Mr. Freeman is a strategic and performance focused executive with more than 25 years in sales operations, manufacturing and supply chain operations in beverages and consumer products. Mr. Freeman has worked for the three largest soda companies in the world and was promoted within each company. From 2011 through 2014, Mr. Freeman was the Regional Vice President of Manufacturing for Coca-Cola Refreshments, managing eight manufacturing plants located throughout Southern California, Arizona and Hawaii. These plants produced 231 million cases with revenues in excess of $500 million annually. In 2014 Mr. Freeman was promoted from within Coca-Cola Refreshments to Vice President of Fleet Operations in Atlanta, Georgia where he managed one of the five largest fleet operations in North America through April 2016. Prior to working for Coca-Cola, Mr. Freeman was Director of Supply Chain for Dean Foods’ Pacific Coast Group, managing nine production facilities with responsibility for a $155 million annual operating budget. Other prior positions include Director of Sales Operations for Dr. Pepper Snapple Group and Supply Chain Manager and Plant Manager for Pepsi-Cola Bottling Group.

Mr. Freeman hold a Bachelor’s of Science in mechanical engineering from Tuskegee University and is an active member of the Cisco Systems Global Manufacturing Advisory Board.

Valentin Stalowir, Chief Executive Officer Valentin Stalowir was appointed Chief Executive Officer of Reed’s on June 28, 2017. Also on June 28, 2017, the board of directors of Reed’s also expanded the board to six seats and appointed Mr. Stalowir to serve as a director, filling the newly created vacancy. Since November 2016, Mr. Stalowir has served as an independent food and beverage investment consultant working with varied consumer focused private equity groups. Prior, from April 2015 to November 2016, Mr. Stalowir served as Chief Executive Officer of privately held International Harvest, Inc., a leading supplier of certified organic, gluten free, non- GMO, vegan and raw superfoods. In 2011, Mr. Stalowir founded Global Restaurant Group, LLC (GRG) in Kyiv, Ukraine, a privately held, international quick serve restaurant operator and platform that is now YUM! Brands’ lead KFC franchisee in Ukraine. Mr. Stalowir served as Chief Executive Officer of GRG until September 2014, when, due to political and economic challenges in Ukraine, much of the investment activity in the country was suspended. GRG LLC continues to operate led by local management and recently announced the opening of an additional restaurant in the capital city of Kyiv. From 2010 to 2012, Mr. Stalowir served as Executive Partner of APTA Capital, LLC, a US private equity firm providing growth equity investments and operational leadership to consumer branded companies. From 2002 to 2010, Mr. Stalowir was Chief Executive Officer of Preferred Brand Holdings, LLC, a private equity fund backed by Emigrant Savings Bank, where he co-founded the consumer practice and led the investment and growth strategies for five portfolio companies in the food and beverage sector. From 1999 to 2001, he served as President, North American division of Tomra Systems, ASA, a publicly traded Norwegian company and the global leader for beverage container return and processing systems and reverse vending machines. Prior, Mr. Stalowir served in marketing and general management positions with the Coca-Cola Company and the Quaker Oats Company.

Mr. Stalowir earned his MBA in Marketing and Finance with Distinction from the University of Michigan in 1990 and received dual BA degrees in Economics and Art History from the College of William and Mary in 1985.

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

James Bass is a Director and Chairman of the Audit Committee and member of the Compensation Committee. Mr. Bass is retired from the position of Chief Financial Officer and Senior Vice President of Sony Interactive Entertainment America, LLC where he started in July of 2002. Mr. Bass joined the company as Vice President of Finance in November 1996. Mr. Bass has more than 25 years of financial and international management experience and was responsible for all the company’s financial operations including general accounting and financial reporting, planning, analysis and systems, treasury and risk management, purchasing, internal audit, and federal, state and local income taxes. Prior experience includes holding several senior management positions encompassing 14 years with Bristol-Myers Squibb Company gaining international experience running operations in parts of Asia and Europe.

Mr. Bass also spent two years at Wang Laboratories as a Divisional Controller. He started his career in New York at the public accounting firm, Haskins and Sells, now Deloitte & Touche. Mr. Bass received a bachelor’s of business administration degree in accounting and finance from Pace University, New York City. He is a certified public accountant and a member of the American Institute of Certified Public Accountants.

Lewis Jaffe is a Director and Chairman of the Governance Committee and is also a member of the Audit Committee and member of the Compensation Committee. Since August 2014, Mr. Jaffe has been teaching as an Executive-in-Residence and Clinical Faculty at the Fred Kiesner Center for Entrepreneurship, Loyola Marymount University. Since January 2010 Mr. Jaffe has served as Chairman of the Board for FitLife Brands Inc (FTLF:OTCBB) and serves on its audit, compensation and governance committees. Since 2006 he has served on the board of Director of York Telecom, a private equity owned company, and serves on its compensation and governance committees. From 2006 to 2008 Mr. Jaffe was Interim Chief Executive Officer and President of Oxford Media, Inc. Mr. Jaffe has also served in executive management positions with Verso Technologies, Inc., Wireone Technologies, Inc., Picturetel Corporation, and he was also previously a Managing Director of Arthur Andersen. Mr. Jaffe was the co-founder of MovieMe Network. Mr. Jaffe also served on the Board of Directors of Benihana, Inc. as its lead independent director from 2004 to 2012.

Mr. Jaffe is a graduate of the Stanford Business School Executive Program, holds a Bachelor of Science from LaSalle University and holds a Masters Professional Director Certification from the American College of Corporate Directors, a public company director education and credentialing program.

Scott R. Grossman is a Director and Chairman of the Compensation Committee and is also a member on the Audit Committee and the Nominations and Governance Committee. Mr. Grossman has nearly two decades of experience investing in and advising both public and private companies undergoing transformative change, including several companies in the consumer industry. Mr. Grossman is currently the founder and CEO of Vindico Capital LLC, a value-oriented investment firm that invests in public companies driving value-enhancing change, often in collaboration with management to provide advocacy and insights to help unlock value. Prior to Vindico, Mr. Grossman was a Senior Portfolio Manager at Magnetar Capital, a $14 BN multi-strategy alternative asset management firm, where he first joined in 2006. For over a decade at Magnetar, Mr. Grossman focused on deep fundamental, value-oriented investing throughout the capital structure of both public and private companies in various industries. Prior to Magnetar, Mr. Grossman worked at Soros Fund Management in its Private Equity division and Merrill Lynch in its investment banking group. In addition, Mr. Grossman is a non-operating partner and current Board Member at Zeitguide, a privately-held research advisory firm that educates leading global executives and their teams on the transformational forces impacting culture and business. Mr. Grossman received an MBA from the Stanford Graduate School of Business and a BA from Columbia University where he majored in economics.

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

Director Independence

The board of directors has determined four members of our board of directors, Mr. Bello, Mr. Bass, Mr. Jaffe, and Mr. Grossman are independent under the New York Stock Exchange Listed Company Manual. We intend to maintain at least four independent directors on our board of directors in the future.

Code of Ethics

Our Chief Executive Officer and all senior financial officers, including the Chief Financial Officer, are bound by a Code of Ethics that complies with Item 406 of Regulation S-B of the Exchange Act. Our Code of Ethics is posted on our website at www.reedsinc.com.

Board Structure and Committee Composition

As of the date of this Annual Report, our board of directors has seven directors and the following three standing committees: an Audit Committee, a Compensation Committee and a Nominations and Governance Committee. These committees were formed in January 2007.

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

Our Audit Committee is comprised of Chairman Bass, Mr. Grossman and Mr. Jaffe. The board of directors has determined that the three members of the Audit Committee are independent under the rules of the SEC Section 803A of the NYSE American Listed Company Guide and that Mr. Bass qualifies as an “audit committee financial expert,” as defined by the rules of the SEC. Our board of directors has adopted a written charter for the Audit Committee meeting applicable standards of the SEC and the New York Stock Exchange.

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

Our Compensation Committee is comprised of Chairman Grossman, Mr. Bass, Mr. Bello, Mr. Jaffe. The board of directors has determined all of the members of the Compensation Committee are independent under Section 803A of the NYSE MKT Company Guide. In affirmatively determining the independence of a director who will serve on the compensation committee, the Company’s board considered all factors specifically relevant to whether the director has a relationship to the Company which is material to the director’s ability to be independent from management in connection with the duties of a committee member, including, without limitation: (1) the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by the Company; and (2) whether the director is affiliated with the Company, or an affiliate of the Company. The position of Interim Chief Executive Officer falls within an exception and does not invalidate an independence determination.

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

Our Nominations and Governance Committee is comprised of Chairman Jaffe and Mr. Grossman. The board of directors has determined all of the members of the Nominations and Governance Committee are independent under the rules of Section 803A of the NYSE American Company Guide. Our board of directors has adopted a written charter for the Nominations and Corporate Governance Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities.

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Reed’s under 17 CFR 240.16a-3(e) during our most recent fiscal year and Forms 5 and amendments thereto furnished to Reed’s with respect to our most recent fiscal year or written representations from the reporting persons, we believe that during the year ended December 31, 2017 our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of John Bello, Scott R. Grossman and James Bass who filed late Form 3 and Form 4 filings and Lewis Jaffe who filed a late Form 3 filing.

Item 11. Executive Compensation

The following table summarizes all compensation for fiscal years 2017 and 2016 received by our current and former principal executive officers, principal financial officer, and our current Senior Vice principal of Sales, our “Named Executive Officers”.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non- Equity Incentive	Non- Qualified Deferred Compensation Earnings	All Other Compensation - (2)	Total

Valentin Stalowir	2016	-	-	-	-	-	-	-	-
Chief Executive Officer	2017	150,000	-	-	-	-	-	10,500	160,500

Christopher J. Reed	2016	227,000	40,000	-		-	-	4,320	271,320
Chief Innovation Officer (Former Chief Executive Officer )	2017	227,000	-	-		-	-		227,000

Daniel V. Miles	2016	175,000	40,000	-		-	-	4,320	219,320
Chief Financial Officer	2017	175,000	-	-		-	-		175,000

Stefan Freeman	2016	-	-	-		-	-	-	0
Chief Operating Officer (Former Interim Chief Executive Officer)	2017	155,192	-	-		-	-	5,100	160,292

Neal Cohane	2016	210,000	40,000	-		-	-	12,000	262,000
SVP sales	2017	210,000	-	-		-	-	3,000	213,000

(1) The amounts represent the fair value for share-based payment awards issued during the year. The award is calculated on the date of grant in accordance with Financial Accounting Standards, excluding any impact of assumed forfeiture rates.

(2) Other compensation includes both cash payments and the estimated value of the use of company assets.

Employment Agreements

The Company has employment agreements with Mr. Stalowir, Chief Executive Officer and Stefan Freeman, Chief Operating Officer.

Mr. Stalowir will receive a base salary of $300,000 per year, performance-based cash bonus structure and equity comprised of stock options and/or restricted stock grants equal to 4% of Reed’s outstanding common stock, on a fully diluted basis.

Mr. Freeman will receive a base salary of $225,000 per year, a performance-based cash bonus structure and equity comprised of stock options and/or restricted stock grants.

The agreements for all officers provide for full acceleration of equity grants triggered by a “change of control”, as defined. As of December 31, 2017, Mr. Reed is currently paid an annual salary of $227,000, Mr. Cohane is paid $210,000, and Mr. Miles is paid $175,000. Any bonuses are discretionary.

Outstanding Equity Awards At Year-End

The following table sets forth information regarding unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2017:

Name and Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Christopher J. Reed, Chief Innovation Officer	25,000	-	(1)		$4.00	3/3/2018
	30,000	-	(2)	-	$4.60	4/9/2019
	20,000	20,000	(4)		$5.01	1/15/2020
Daniel Miles, Chief Financial Officer	100,000	-	(3)	-	$5.01	5/8/2020
Neal Cohane, SVP Sales	30,000	-	(2)	-	$4.00	3/3/2018
	30,000	-	(2)	-	$4.60	4/9/2019
	20,000	20,000	(4)	-	$5.01	1/15/2020
Stefan Freeman, Chief Operating Officer	19,950	10,050	(3)		$3.74	10/1/2021

(1)	These options vest 25% immediately and 25% per year.
(2)	These options vest 33% per year.
(3)	These options vest 50% per year.
(4)	These options vest 25% per year.

Director Compensation

The following table summarizes the compensation paid to our directors for the year ended December 31, 2017:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Jim Bass	$-		$39,245			$39,245
John Bello	$99,999		$-			$99,999
Lewis Jaffe	$20,000		$-			$20,000
Scott R. Grossman	$-		$39,245			$39,245
Stefan Freeman (2)	$8,333		$-			$8,333

(1) The amounts represent the fair value for share-based payment awards issued during the year. The award is calculated on the date of grant in accordance with Financial Accounting Standards, excluding any impact of assumed forfeiture rates.

(2) Mr. Freeman was issued Option awards. Those awards are included in the Outstanding Equity Awards at Year-End by Named Executive Officer.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of January 31, 2018 for (i) each shareholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of January 31, 2018. As of January 31, 2018, the Company had 25,019,590 shares of common stock outstanding. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of January 31, 2018 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated, the principal address of each listed executive officer and director is 13000 South Spring Street, Los Angeles, California 90061.

Directors and Executive Officers	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Valentin Stalowir (2)	-	-
Christopher J. Reed (3)	2,420,890	9.7%
Judy Holloway Reed (3)	2,420,890	9.7%
John Bello	637,217	2.5%
Lewis Jaffe	130,434	*
Daniel V. Miles (4)	153,200	*
Stefan Freeman (5)	24,000	*
Neal Cohane	185,677	*
James Bass (6)	70,412	*
Scott R. Grossman (7)	64,412	*
Daniel J. Doherty III (8)	8,093,334	27.6%
Directors and Named Executive Officers as a group (10 persons)	11,779,576	39.8%
5% or greater stockholders
Raptor/ Harbor Reeds SPV LLC (8)	8,093,334	27.6%

* Less than 1%.

(1) Based on 25,019,591 shares outstanding as of January 31, 2018. The total percentage of shares beneficially owned by directors and executive officers is 42.3% if we include amounts of less than 1% in the calculation.

(2) On January 10, 2018, pursuant to its employment agreement with Valentin Stalowir dated June 28, 2017, the Company’s board of directors granted to Mr. Stalowir 371,218 restricted stock units and options to purchase 371,218 shares of stock. The securities will not begin vesting until June 2018 and therefore are excluded from the table above.

(3) Christopher J. Reed, director and Chief Innovation Officer, and Judy Holloway Reed, Secretary of the Company, our husband and wife and share beneficial ownership of these shares.

(4) Includes 100,000 shares of common stock underlying exercisable stock options.

(5) Includes 24,000 shares of common stock underlying exercisable stock options.

(6) Includes 10,000 shares of common stock underlying exercisable stock options.

(7) Includes 10,000 shares of common stock underlying exercisable stock options.

(8) Principal address is 280 Congress Street, 12th Floor, Boston, Massachusetts 02210. James Pallotta and Daniel J. Doherty III have discretionary authority to vote and dispose of the shares of common stock held by Raptor/ Harbor Reeds SPV LLC and may be deemed to be the beneficial owners of these shares.

Includes 2,393,333 shares of common stock issuable upon exercise of currently-exercisable warrants. Also includes 2,266,667 shares of common stock issuable upon conversion of the Convertible Non-Redeemable Secured Promissory Note in the original principal amount of $3,400,000.

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

If a related person proposes to enter into such a transaction, arrangement or relationship, defined as a “related party transaction,” the related party must report the proposed related party transaction to our Chief Financial Officer. The policy calls for the proposed related party transaction to be reviewed and, if deemed appropriate, approved by the Nominations and Governance Committee. Our Nominations and Governance Committee is comprised of Chairman Jaffe and Mr. Grossman. The board of directors has determined all of the members of the Nominations and Governance Committee are independent under the rules of the New York Stock Exchange Listed Company Manual. If practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the Nominations and Governance Committee will review, and, in its discretion, may ratify the related party transaction. Any related party transactions that are ongoing in nature will be reviewed annually at a minimum. The related party transactions listed below were reviewed by the full board of directors. Prior to August 2005, we did not have independent directors on our board to review and approve related party transactions. The Nominations and Governance Committee shall review future related party transactions.

During the years ended December 31, 2017 and 2016, the following transactions occurred in which a related person had or will have a direct or indirect material interest:

The Company paid Judy Reed who is the Corporate Secretary and the wife of Chris Reed to document minutes for the Board of Directors’ meetings. Amounts paid during the year ended December 31, 2017 totaled $360; similar payments were not made during the year ended December 31, 2017.

The Company paid David Reed who is the son of Christopher Reed $9,000 for operating and administrative services rendered throughout the year.

During fiscal 2016 and 2017, the Company entered into the following transactions with Raptor SPV LLC, in which Mr. Doherty has an indirect material interest as principal and significant shareholder of Raptor SPV LLC:

On April 21, 2017, pursuant to a securities purchase agreement, Reed’s sold and issued a secured convertible subordinated non-redeemable note in the principal amount of $3,400,000 and a warrant to purchase 1,416,667 shares of common stock to Raptor SPV LLC. The note bears interest at a rate of 12% per annum, compounded monthly on a 360-day year/ 30-day month basis. The note is secured by a second priority security interest in the Company’s assets, which is subordinate to the first priority security interest of PMC Financial Services Group, LLC. The note may not be prepaid and originally matured on April 21, 2019. The maturity date was subsequently extended to April 21, 2021. The note may be converted, at any time and from time to time, into shares of common stock of the Company. The original conversion price of the note was $3.00, and this conversion price was subsequently reduced to $1.75, and again to $1.50. The warrant will expire on April 21, 2019 and had an original exercise price equal to $4.00 per share, which exercise price was subsequently reduced to $1.50. The note and warrant contain customary anti-dilution provisions and the shares of common stock issuable upon conversion of the note and exercise of the warrant have been registered on Form S-1. Raptor SPV LLC was also granted a right to participate in future financing transactions of the Company for a term of two years.

In connection with the issuance of the note, the Company reimbursed Raptor SPV LLC direct costs totaling $157,000 incurred to issue the note.

On July 13, 2017, we entered into a warrant exercise agreement with Raptor SPV LLC to induce Raptor to purchase 766,667 shares of our common stock. The repriced warrants have an exercise price per share of $1.50 and were revised to modify language pertaining to “Fundamental Transactions”. Restrictions upon exercise were waived as to the repriced warrants. Reed’s received gross proceeds of $1,150,000 from Raptor’s exercise of the repriced warrants. We also issued to the Raptor additional second tranche warrants to purchase up to 350,000 shares of our common stock and additional third tranche warrants to purchase up to 60,000 shares of our common stock. Second tranche warrants have a term of five years, may be exercised commencing 6 months from the date of issuance and have an exercise price equal to $2.00. The third tranche warrants were exercisable immediately upon issuance for a term of five-years, with an exercise price equal to $1.55. Raptor SPV LLC was also granted the right to appoint a non-voting observer to our board of directors for so long as Raptor SPV LLC or its affiliates is a beneficial owner of our stock. As of the date hereof, Raptor SPV LLC has not made such an appointment.

On December 6, 2017, we entered into a backstop agreement with Raptor, whereby Raptor agreed to purchase from us a minimum of $6 million of units pursuant to its subscription rights and in a private placement, subject to customary terms and conditions. In the rights offering, Raptor SPV LLC exercised its basic and over-subscription rights to purchase 2,666,667 units and acquired 2,666,667 shares of common stock and warrants to purchase up to 1,333,333 shares of common stock for an aggregate purchase price of $4,000,000. In addition, pursuant to the backstop commitment agreement, as amended, the Company issued to Raptor SPV LLC warrants to purchase 750,000 shares of common stock. These warrants have an exercise price equal to $1.50, are not exercisable for a term of 180 days from the date of issuance and have a cashless exercise feature and registration rights. We will be subject to certain liquidated damages if we do not register the warrant shares within the prescribed time frame.

Subsequent to year end, in January 2018, the board of directors appointed Daniel J. Doherty III to serve as a director. Mr. Doherty is a principal and significant shareholder of Raptor/ Harbor Reeds, SPV, LLC (“Raptor”), the Company’s largest shareholder. Mr. Doherty has joint voting and dispositive control of the equity securities held by Raptor with another of its principals.

Item 14. Principal Accounting Fees and Services

Weinberg & Company, P.A. (“Weinberg”) was our independent registered public accounting firm for the years ended December 31, 2017 and 2016.

The following table shows the fees paid or accrued by us for the audit and other services provided by Weinberg for the years ended December 31, 2017 and 2016.

	2017	2016

Audit Fees	$170,392	$105,382
Audit-Related Fees
Tax Fees	24,800	30,902
All Other Fees	85,089	-
Total	$280,281	$136,284

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

Audit Fees

Weinberg provided services for the audits of our financial statements and limited reviews of the financial statements included in Quarterly Reports on Form 10-Q.

Audit Related Fees

Weinberg did not provide any professional services which would be considered “audit related fees.”

Tax Fees

Weinberg prepared our 2016 and 2015 Federal and state income taxes.

All Other Fees

Services provided by Weinberg with respect to the filing of various registration statements made throughout the year including the 2017 shareholder rights offering are considered “all other fees.”

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

Item 16. Form 10K Summary

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2018	REED’S, INC.
a Delaware corporation

	By:	/s/ Valentin Stalowir
Valentin Stalowir
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Valentin Stalowir	Chief Executive Officer,	2-Apr-18
Valentin Stalowir	(Principal Executive Officer)

/s/ Daniel V. Miles	Chief Financial Officer	2-Apr-18
Daniel V. Miles	(Principal Financial Officer)

/s/ John Bello	Chairman of the Board	2-Apr-18
John Bello

/s/ Christopher J. Reed	Chief Innovation Officer, Director	2-Apr-18
Christopher J. Reed

/s/ Lewis Jaffe	Director	2-Apr-18
Lewis Jaffe

/s/ Dan Doherty	Director	2-Apr-18
Dan Doherty

/s/ James Bass	Director	2-Apr-18
James Bass

/s/ Scott R. Grossman	Director	2-Apr-18
Scott R. Grossman

EXHIBIT INDEX

3.1	Certificate of Incorporation of Reed’s, Inc. as filed September 7, 2001 (Incorporated by reference to Exhibit 3.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.2	Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc. as filed September 27, 2004 (Incorporated by reference to Exhibit 3.2 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.3	Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc. as filed December 18, 2007 (Incorporated by reference to Exhibit 3.3 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))

3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Reed’s, Inc. as filed October 12, 2004 (Incorporated by reference to Exhibit 3.3 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.5	Certificate of Correction to Certificate of Designations as filed November 10, 2004 (Incorporated by reference to Exhibit 3.4 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.6	Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc., as filed October 10, 2017 (Incorporated by reference to Exhibit 3.6 to Reed’s, Inc.’s Registration Statement on Form S-1 ( File No. 333-221059)

3.7	Bylaws of Reed’s Inc., as amended (Incorporated by reference to Exhibit 3.6 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-220184))

4.1	Form of common stock certificate (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

4.2	Form of Series A preferred stock certificate (Incorporated by reference to Exhibit 4.2 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

4.3	Form of Warrant issued to investors dated June 2, 2016 (Incorporated by reference to exhibit 4.1 to Reed’s Inc.’s Current Report on Form 8-K as filed June 3, 2016)

4.4	Placement Agent Warrant issued to Maxim Group LLC dated June 2, 2016 (Incorporated by reference to exhibit 4.2 to Reed’s Inc.’s Current Report on Form 8-K as filed June 3, 2016)

4.5	Form of Common Stock Purchase Warrant issued November 9, 2015 (Incorporated by reference to exhibit 10.1 to Reed’s Inc.’s Quarterly Report on Form 10Q for the period ended March 31, 2016, as filed May 11, 2016)

4.6	Form of Common Stock Purchase Warrant issued October 1, 2014 (Incorporated by reference to exhibit 10.4 to Reed’s Inc.’s Quarterly Report on Form 10Q for the period ended March 31, 2016, as filed May 11, 2016)

4.7	Form of 2017-1 Warrant (Incorporated by reference to exhibit 4.1 to Reed’s Inc.’s Current Report on Form 8-K as filed April 24, 2017)

4.8	Form of 2017-2 Warrant (Incorporated by reference to exhibit 4.2 to Reed’s Inc.’s Current Report on Form 8-K as filed April 24, 2017)

4.9	Form of Subordinated Convertible Non-Redeemable Secured Promissory Note dated April 21, 2017 (Incorporated by reference to exhibit 4.3 to Reed’s Inc.’s Current Report on Form 8-K as filed April 24, 2017)

4.10	Form of 2017-3 Warrant (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed July 14, 2017)

4.11	Form of 2017-4 Warrant (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K, filed July 14, 2017)

4.12	Form of Warrant Certificate issued in 2018 rights offering (Incorporated by reference to Exhibit 4.12 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-221059)

4.13	Form of Warrant Agreement (Incorporated by reference to Exhibit 3.6 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-221059)

4.14	Form of Form of Warrant issuable to Raptor/ Harbor Reeds SPV, LLC pursuant to Backstop Agreement (Incorporated by reference to Exhibit 4.14 to Reed’s, Inc.’s Registration Statement on Form S-1 ( File No. 333-221059)

10.1	Placement Agent Agreement by and between Maxim Group LLC and Reed’s Inc. dated May 26, 2016 (Incorporated by reference to exhibit 10.1 to Reed’s Inc.’s Current Report on Form 8-K as filed June 3, 2016)

10.2	Securities Purchase Agreement by and between Reed’s Inc. and purchasers signatory thereto dated May 26, 2016 (Incorporated by reference to exhibit 10.2 to Reed’s Inc.’s Current Report on Form 8-K as filed June 3, 2016)

10.3	Registration Rights Agreement by and between Reed’s Inc. and purchasers signatory thereto dated May 26, 2016 (Incorporated by reference to exhibit 10.3 to Reed’s Inc.’s Current Report on Form 8-K as filed June 3, 2016)

10.4*	2007 Stock Option Plan (Incorporated by reference to Exhibit 10.22 to Reed’s, Inc.’s Form 10-K filed March 27, 2009)

10.5*	2015 Incentive and Nonstatutory Stock Option Plan (Incorporated by reference to Exhibit 4.2 to Reed’s Inc.’s Registration Statement on Form S-8 (File No. 333-203469), as filed April 17, 2015)

10.6	Amended and Restated Loan and Security Agreement by and between Reed’s Inc. and PMC Financial Services, LLC dated December 5, 2014 (Incorporated by reference to exhibit 10.3 to Reed’s Inc.’s Quarterly Report on Form 10Q for the period ended March 31, 2016, as filed May 11, 2016)

10.7	Amendment Number One Standard Industrial Commercial Single Tenant Lease-Net by and between Reed’s Inc. and 525 South Douglas Street, LLC dated May 7, 2009 (Incorporated by reference to exhibit 10.4 to Reed’s Inc.’s Quarterly Report on Form 10Q for the period ended March 31, 2016, as filed May 11, 2016)

10.8	Securities Purchase Agreement by and between Reed’s Inc. and Raptor/Harbor Reeds SPV LLC dated April 21, 2017 (Incorporated by reference to exhibit 10.1 to Reed’s Inc.’s Current Report on Form 8-K as filed April 24, 2017)

10.9	Second Lien Security Agreement by and between Reed’s Inc. and Raptor/Harbor Reeds SPV LLC dated April 21, 2017 (Incorporated by reference to exhibit 10.2 to Reed’s Inc.’s Current Report on Form 8-K as filed April 24, 2017)

10.10	Form of Registration Rights Agreement by and between Reed’s Inc. and Raptor/Harbor Reeds SPV LLC dated April 21, 2017 (Incorporated by reference to exhibit 10.3 to Reed’s Inc.’s Current Report on Form 8-K as filed April 24, 2017)

10.11	Amendment Number Fifteen to Amended and Restated Loan and Security Agreement between Reed’s Inc. and PMC Financial Services Group, LLC dated April 21, 2017 (Incorporated by reference to exhibit 10.4 to Reed’s Inc.’s Current Report on Form 8-K as filed April 24, 2017)

10.12	Warrant Exercise Agreement by and between Reed’s Inc. and Raptor/Harbor Reeds SPV LLC dated July 13, 2017 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed July 14, 2017)

10.13	Form of Warrant Exercise Agreement by and between Reed’s Inc. and three investors dated July 13, 2017 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed July 14, 2017)

10.14*	Executive Employment Agreement effective as of June 28, 2017 by and between Reed’s Inc. and Valentin Stalowir (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed July 13, 2017)

10.15*	2017 Incentive Compensation Plan (Incorporated by reference to Exhibit 4.2 to Reed’s, Inc.’s Registration Statement on Form S-8 (File No. 333-222741))

10.16	Form of Backstop Agreement by and between Reed’s Inc. and Raptor/ Harbor Reeds SPV, LLC, filed herewith (Incorporated by reference to Exhibit 10.16 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-220184))

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-157359))

21.	Subsidiaries of Reed’s, Inc., filed herewith.

23.1	Consent of Weinberg & Co., P.A., filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

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

