Form 10-Q
period 2018-03-31
REED'S, INC.
filed 2018-05-15
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 25,036,043 shares of Common Stock outstanding as of April 30, 2018.

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

2

3

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S INC.CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$3,376,000	$12,127,000
Accounts receivable, net of allowance for doubtful accounts and returns and discounts of $569,000 and $601,000, respectively	2,464,000	2,691,000
Inventory, net of reserve for obsolescence of $451,000 and $509,000, respectively	6,835,000	5,931,000
Prepaid expenses and other current assets	316,000	199,000
Total Current Assets	12,991,000	20,948,000

Property and equipment, net of accumulated depreciation and impairment reserves of $9,506,000 and $9,339,000, respectively	203,000	353,000
Equipment held for sale	2,184,000	2,370,000
Intangible assets	805,000	805,000
Total assets	$16,183,000	$24,476,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$4,543,000	$7,480,000
Accrued expenses	207,000	220,000
Advances from officers	-	277,000
Line of credit	-	3,301,000
Current portion of capital leases payable	186,000	198,000
Current portion of long term financing obligation	231,000	222,000
Bank notes	6,440,000	6,947,000
Total current liabilities	11,607,000	18,645,000

Capital leases payable, less current portion	243,000	236,000
Long term financing obligation, less current portion, net of discount of $687,000 and $714,000, respectively	1,219,000	1,250,000
Convertible note to a related party	3,802,000	3,690,000
Warrant liability	41,000	36,000
Other long term liabilities	104,000	111,000
Total Liabilities	17,016,000	23,968,000

Stockholders’ equity (deficit):
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94,000	94,000
Common stock, $.0001 par value, 40,000,000 shares authorized, 25,036,043 and 24,619,591 shares issued and outstanding, respectively	2,000	2,000
Common stock issuable, 838,140 and 400,000 shares, respectively	84,000	680,000
Additional paid in capital	50,703,000	49,833,000
Accumulated deficit	(51,716,000)	(50,101,000)
Total stockholders’ equity (deficit)	(833,000)	508,000
Total liabilities and stockholders’ equity (deficit)	$16,183,000	$24,476,000

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017
Net Sales	$8,288,000	$8,295,000
Cost of goods sold	5,985,000	7,239,000
Gross profit	2,303,000	1,056,000

Operating expenses:
Delivery and handling expense	956,000	743,000
Selling and marketing expense	1,013,000	788,000
General and administrative expense	1,459,000	1,111,000
Total operating expenses	3,428,000	2,642,000

Loss from operations	(1,125,000)	(1,586,000)
Interest expense	(485,000)	(416,000)
Change in fair value of warrant liability	(5,000)	9,000

Net loss attributable to common stockholders	$(1,615,000)	$(1,993,000)

Loss per share – basic and diluted	$(0.06)	$(0.14)
Weighted average number of shares outstanding – basic and diluted	24,989,863	13,982,230

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2018

(Unaudited)

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	(Deficit)
Balance, December 31, 2017	24,619,591	$2,000	9,411	$94,000	400,000	$680,000	$49,833,000	$(50,101,000)	$508,000
Fair value of vested options	-	-	-	-	-	-	161,000	-	161,000
Fair value vesting of restricted common stock					854,592	113,000			113,000
Common shares issued to Directors for services provided in 2018	416,452		-	-	(416,452)	(709,000)	709,000	-	-
Net Loss	-	-	-	-	-	-	-	(1,615,000)	(1,615,000)
Balance, March 31, 2018	25,036,043	$2,000	9,411	$94,000	838,140	$84,000.00	$50,703,000	$(51,716,000)	$(833,000)

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	03/31/2018	3/31/2017
Cash flows from operating activities:
Net loss	$(1,615,000)	$(1,993,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	177,000	121,000
Amortization of debt discount	28,000	73,000
Loss on sale of property and equipment	26,000	-
Fair value of vested stock options issued to employees	161,000	140,000
Fair value of common stock issuable for services	113,000	-
(Decrease) increase in allowance for doubtful accounts	(32,000)	26,000
(Decrease) increase in inventory reserve	(58,000)	50,000
(Decrease) increase in fair value of warrant liability	5,000	(9,000)
Accrual of interest on Convertible Note Payable	112,000	-
Changes in operating assets and liabilities:
Accounts receivable	259,000	45,000
Inventory	(846,000)	1,319,000
Prepaid expenses and other assets	(117,000)	124,000
Accounts payable	(2,829,000)	656,000
Accrued expenses	(13,000)	6,000
Other long term obligations	(7,000)	(31,000)
Net cash used in operating activities	(4,636,000)	527,000
Cash flows from investing activities:
Proceeds from sale of property and equipment	69,000	0
Purchase of property and equipment	-	(41,000)
Net cash provided by (used in) investing activities	69,000	(41,000)
Cash flows from financing activities:
Repayments on line of credit	(3,301,000)	(854,000)
Principal repayments on capital expansion loan	(507,000)	(177,000)
Principal repayments on long term financial obligation	(50,000)	(44,000)
Net borrowings (repayments) on advances	(277,000)	380,000
Principal repayments on capital lease obligation	(49,000)	(45,000)
Net cash used in financing activities	(4,184,000)	(740,000)
Net decrease in cash	(8,751,000)	(254,000)
Cash at beginning of period	12,127,000	451,000
Cash at end of period	$3,376,000	$197,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$334,000	$400,000
Non Cash Investing and Financing Activities
Property and equipment acquired through capital expansion loan	$-	$288,000
Property and equipment acquired through capital lease	$44,000	$-
Vendor credits issued for fixed asset purchases	$108,000	$-
Assets sold to third parties at cost	$69,000	$-

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three Months Ended March 31, 2018 and 2017 (Unaudited)

1. Basis of Presentation and Liquidity

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Reed’s, Inc. (the “Company”), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2018 and the results of operations and cash flows for the three months ended March 31, 2018 and 2017. The balance sheet as of December 31, 2017 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2018.

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2018.

Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2018, the Company recorded a net loss of $1,615,000 and used cash from operations of $4,636,000. As of March 31, 2018, we had a stockholder’s deficit of $833,000 and working capital of $1,384,000 compared to stockholder’s equity of $508,000 and working capital of $2,303,000 at December 31, 2017.

As of March 31, 2018, the Company had a cash balance of $3,376,000 and had available borrowing on our existing line of credit of $4,432,000 for a total of $7,808,000 of cash availability. Our line of credit expires in October 2018, which we believe will be renewed and or be replaced. In addition, the Company’s bank notes (“Notes”), totaling $6.9 million also become due in October 2018. The Company believes it can successfully restructure its debt before the Notes mature utilizing a combination of the cash on hand and or the cash realized from an anticipated sale of our plant facility and other assets. Furthermore, the anticipated sale of the Company’s facility is expected to relieve the Company of its long term financing obligation.

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

The Company anticipates a closing of the sale of our Los Angeles plan to be completed in the summer 2018. These actions may lead to certain charges including, but not limited to additional cash-related expenses, non-cash impairment charges, discontinued operations and/or other costs in connection with exit and disposal activities. Such transactions will be recognized when appropriate and may require cash payments for obligations such as one-time employee involuntary termination benefits, lease and other contract termination costs, costs to close facilities, employee relocation costs and ongoing benefit arrangements.

2. Significant Accounting Policies

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (ASC 606). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company adopted ASC 606 effective January 1, 2018, and adoption of such standard had no effect on previously reported balances.

Recognition of sales of the products sold by the Company since the adoption of the new standard has had no quantitative effect on the financial statements. However, the guidance requires additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.

The Company previously recognized and continues to recognize revenue when risk of loss transferred to our customers and collection of the receivable was reasonably assured, which generally occurs when the product is shipped. A product is not shipped without an order from the customer and credit acceptance procedures performed.

Under the new guidance, revenue is recognized when control of promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The Company does not have any significant contracts with customers requiring performance beyond delivery. All orders have a written purchase order that is reviewed for credit worthiness, pricing and other terms before fulfillment begins. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer. Revenue and costs of sales are recognized when placed under the customer’s control. Control of the products that we sell, transfers to the customer upon shipment from our facilities, and the Company’s performance obligations are satisfied at that time.

All products sold by the Company are beverage products and ginger based candy products. The products are offered for sale as finished goods only, and there are no performance obligations required post-shipment for customers to derive the expected value from them. Contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time.

The Company does not allow for returns, although we do for damaged products, if support for the damage that occurs pre-fulfillment is provided, returns are permitted. Damage product returns have been insignificant. Due to the insignificant amount of historical returns as well as the standalone nature of our products and assessment of performance obligations and transaction pricing for our sales contracts, we do not currently maintain a contract asset or liability balance at this time for obligations. We assess our contracts and the reasonableness of our conclusions on a quarterly basis

Loss per Common Share

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

For the periods ended March 31, 2018 and 2017, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	March 31, 2018	March 31, 2017
Convertible note	2,266,667	-
Warrants	7,325,282	803,909
Series A Preferred Stock	37,644	37,644
Options	2,898,754	1,026,834
Total	12,528,347	1,868,387

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

Concentrations

During the three months ended March 31, 2018, the Company had two customers that each accounted for 27% and 11% of gross sales, respectively. During the three months ended March 31, 2017, the Company had one customer that accounted for 21% of gross sales. No other customer exceeded 10% of sales for either period. As of March 31, 2018, the Company had accounts receivable from one customer which comprised 24% of its total accounts receivable. As of December 31, 2017, the Company had accounts receivable due from two customers which accounted for approximately 23% and 16% of total accounts receivable, respectively.

During the three months ended March 31, 2018, the Company had two vendors which accounted for approximately 16.6% and 14.1% of all purchases, respectively. During the three months ended March 31, 2017, the Company had one vendor which accounted for approximately 18% of all purchases. No other vendor accounted for more than 10% of all purchases in either period. As of March 31, 2018, the Company had three vendors which accounted for 11.3%, 19.5%, and 40.7% of total accounts payable, respectively. As of December 31, 2017, the Company had one vendor which accounted for 20% of its total accounts payable. As of March 31, 2017, the Company had two vendors which accounted for approximately 10% each of the total accounts payable.

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

As of March 31, 2018, and December 31, 2017, the Company’s balance sheets included the fair value of warrant liabilities of $41,000 and $36,000 respectively, which were based on Level 2 measurements.

3. Inventory

Inventory is valued at the lower of cost (first-in, first-out or market) and, net of reserves, is comprised of the following as of:

	March 31, 2018	December 31, 2017
Raw Materials and Packaging	$3,693,000	$2,670,000
Finished Goods	3,142,000	3,261,000
Total	$6,835,000	$5,931,000

The Company has recorded an obsolescence reserve for potentially slow moving and obsolete inventory. The reserve at March 31, 2018 and December 31, 2017 was $451,000 and $509,000, respectively.

4. Property and Equipment

Property and equipment are comprised of the following as of:

	March 31, 2018	December 31, 2017
Land	$1,107,000	$1,107,000
Building	2,360,000	2,360,000
Vehicles	612,000	568,000
Machinery and equipment	4,897,000	4,924,000
Equipment under capital leases	226,000	226,000
Office equipment	507,000	507,000
Book value	9,709,000	9,692,000
Accumulated depreciation	(5,581,000)	(5,414,000)
Impairment reserve	(3,925,000)	(3,925,000)
Net book value	$203,000	$353,000

Depreciation expense for the three months ended March 31, 2018 and 2017 was $177,000 and $121,000, respectively.

On March 24, 2018, the Company received a letter of intent from a party, partially owned by Chris Reed, one of the Company’s current officers and directors, for the purchase of substantially all of the assets of the Los Angeles plant. It is anticipated the Board of Directors will approve the offer and the sale will be completed in the summer of 2018. The letter of intent offers the Company $1,250,000 in cash for the LA plant buildings, equipment, and fixed assets. In addition, the Company will be relieved of the $1,400,000 long-term financing liability attached to the property. Based on the terms of the offer, during the year ended December 31, 2017, the Company recorded an impairment charge totaling $3,925,000, representing the difference between the offer terms and the net book value of the assets to be sold and the relief of the long-term liability.

Equipment held for sale consists of the following:

	March 31, 2018	December 31, 2017
Equipment held for sale	$4,184,000	$4,370,000
Reserve	(2,000,000)	(2,000,000)
Net book value	$2,184,000	$2,370,000

5. Intangible Assets and Impairment Policy

Intangible assets are comprised of indefinite-lived brand names acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized, but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life is appropriate. As part of our impairment test, we first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If further testing is necessary, we compare the estimated fair value of our indefinite-lived intangible asset with its book value. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. Based on management’s measurement, there were no indications of impairment at March 31, 2018.

	March 31, 2018	December 31, 2017
Virgil’s	$576,000	$576,000
Sonoma Sparkler	229,000	229,000
Brand names	$805,000	$805,000

6. Advances from Officers

In 2017, Chris Reed (the former CEO and current CIO), Robert Reed (the brother of Chris Reed, CIO), and Dan Miles (CFO), collectively advanced $571,000 to the Company for working capital uses. In 2017, the Company repaid $240,000 to Robert Reed and $277,000 of these advances were due as of December 31,2017. The amounts due as of December 31, 2017 were repaid during the quarter ended March 31, 2018 with a three percent fee.

7. Line of Credit and Bank Notes

The Company has a Loan and Security Agreement with PMC Financial Services Group, LLC (PMC) that provides a $6,000,000 revolving line of credit, a $3,000,000 term loan, and a Capital Expansion loan up to $4,700,000. The loans are secured by substantially all the assets of the Company and become due on October 1, 2018. The notes are as follows:

Revolving Line of Credit

The agreement provides a $6,000,000 revolving line of credit. The revolving line of credit is based on 85% of accounts receivable and 60% of eligible inventory and is secured by substantially all of the Company’s assets. At December 31, 2017, the aggregate amount outstanding under the line of credit was $3,301,000, which amount was paid off during the period ending March 31, 2018. As of March 31, 2018, there were no borrowings outstanding under the line, and the Company had $4,432,000 of borrowing availability under the line of credit agreement as of that date.

The interest rate on the Revolving Loan was the prime rate plus .35% but was modified on December 7, 2016, such that the rate charge will be calculated on a sliding scale based on the trailing 6 month Earnings Before Interest Taxes nd Depreciation (“EBITDA”). If the EBITDA measuring point stays below $1,000,000 where it is now, the rate will rise to 12% from the current rate of 9%. If unused cash availability exceeds $1,500,000 then the rate will be reduced to base rate plus prime. As of March 31, 2017, our effective rate under the revolving line was 9.5%. The monthly management fee is .45% of the average monthly loan balance.

The line of credit matures on October 21, 2018.

Bank Notes

Bank notes consist of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Term Loans	$3,000,000	$3,000,000
CAPEX loan	3,440,000	3,947,000
Net	$6,440,000	$6,947,000

In connection with the Loan and Security Agreement with PMC, the Company entered into two Term Loans of $1,500,000 each, for an aggregate borrowing of $3,000,000. The term loans are secured by all of the unencumbered assets of the Company and are due on October 1, 2018. The annual interest rate on the first loan was prime plus 5.75% (currently 10.5%), and the rate on the second loan was prime plus 11.60% (currently 16.35%) but was modified on December 7, 2016 such that the new rate will be based on the trailing 6 month EBITDA. If the EBITDA measuring point stays below $1,000,000 where it is now, the rate will rise to 12% from the current rate of 9%. If unused cash availability exceeds $1,500,000 then the rate will be reduced to base rate plus prime. As of March 31, 2018, and December 31, 2017, the amount outstanding was $3,000,000 and $3,000,000 respectively.

In connection with the Loan and Security Agreement with PMC, the Company entered into a Capital expansion loan which, after amendment allows a total borrowing of $4,700,000. The loans are secured by all of the property and equipment purchased under the loan. The interest rate on the CAPEX loan is the prime rate plus 5.75% (10.5% at March 31, 2018). The entire CAPEX loan is due on October 21, 2018. At March 31, 2018 and December 31, 2017, the balance on the CAPEX loan balance totaled $3,440,000 and $3,947,000, respectively. Since December 31, 2017, the Company has had no further borrowing availability under the loan.

In conjunction with this loan the Company placed equipment with a cost of $250,000 at a co-packing facility to enable the co-packer to manufacture our products. In 2017, the Company agreed to pre-pay the CAPEX Loan by at least $300,000 from the proceeds of the sale of idle equipment, when the sale should occur. In January 2018, $312,000 of equipment that included the equipment at the co-packing facility was sold and the CAPEX Loan was repaid for this amount.

Interest Rates

Notwithstanding the other borrowing terms above, if Excess Borrowing Availability under the $6 million Revolving line of credit remains more than $1,500,000 at all times during the preceding month the additional interest rate for all loans will be eliminated. The following chart summarizes the loans as of March 31, 2018:

Description	Base Interest Rate	Increase in Prime	Current Original rate	Additional Interest	Current rate
Line of Credit (Prime Plus)	3.60%	1.55%	5.15%	0.00%	5.15%
Term A	9.00%	1.25%	10.25%	0.00%	10.25%
Term B	11.60%	1.25%	12.85%	0.00%	12.85%
CAPEX Loan	9.00%	1.25%	10.25%	0.00%	10.25%

There is an additional monthly collateral monitoring fee of .45% added to the line of credit balance.

8. Capital Leases Payable

The Company leases equipment for its brewery operations with an aggregate value of $944,000 under nine non-cancelable capital leases. Monthly payments range from $341 to $10,441 per month, including interest, at interest rates ranging from 6.51% to 17.31% per annum. The Company’s total payment obligation for the leases aggregates $19,000 per month at March 31, 2018. The leases expire at various dates through 2021.

Future minimum lease payments under capital leases are as follows:

Years Ending December 31,
2019	$209,000
2020	175,000
2021	47,000
2022	40,000
Total payments	$471,000
Less: Amount representing interest	(42,000)
Present value of net minimum lease payments	$429,000
Less: Current portion	(186,000)
Non-current portion	$243,000

9. Long-term Financing Obligation

Long term financing obligation is comprised of the following:

	March 31, 2018	December 31, 2017
Financing obligation	$2,137,000	$2,186,000
Valuation discount	(687,000)	(714,000)
Net long term financing obligation	$1,450,000	$1,472,000
Less current portion	(231,000)	(222,000)
Long term financing obligation	$1,219,000	$1,250,000

On June 15, 2009, the Company closed escrow on the sale of its two buildings and its brewery equipment and concurrently entered into a long-term lease agreement for the same property and equipment. In connection with the lease the Company has the option to repurchase the buildings and brewery equipment from 12 months after the commencement date to the end of the lease term at the greater of the fair market value or an agreed upon amount. Since the lease contains a buyback provision and other related terms, the Company determined it had continuing involvement that did not warrant the recognition of a sale; therefore, the transaction has been accounted for as a long-term financing. The proceeds from the sale, net of transaction costs, have been recorded as a financing obligation in the amount of $3,056,000. Monthly payments of approximately $35,000 under the financing agreement are recorded as interest expense and a reduction in the financing obligation at an implicit rate of 9.9%. The financing obligation is personally guaranteed up to a limit of $150,000 by, Christopher J. Reed, one of the Company’s officers and directors.

In connection with the financing obligation and subsequent amendments, the Company issued an aggregate of 600,000 warrants to purchase its common stock. The 600,000 warrants were valued at an aggregate amount of $1,336,000 and were recorded as a valuation discount at the date of issuance, and are being amortized over 15 years, the term of the purchase option. The balance of the unamortized valuation discount at March 31, 2018 and December 31, 2017 was $687,000 and $714,000, respectively.

The aggregate amount due under the financing obligation at March 31, 2018 and December 31, 2017 was $2,137,000 and $2,186,000, respectively.

10. Convertible Note to a Related Party

The Convertible Note to a Related Party consists of the following:

	March 31, 2018	December 31, 2017
12% Convertible Note Payable	$3,400,000	$3,400,000
Accrued Interest	402,000	290,000
Convertible Note Payable, Net	$3,802,000	$3,690,000

On April 21, 2017 (“Closing Date”), pursuant to a Securities Purchase Agreement (“Purchase Agreement”), the Company sold and issued a secured, convertible, subordinated, non-redeemable note in the principal amount of $3,400,000 (“Note”) and a warrant to purchase 1,416,667 shares of common stock (“Warrant Shares”) to Raptor/Harbor Reeds SPV LLC (“Purchaser”). Raptor/Harbor Reeds owns 27.64% of the Company’s common stock at March 31, 2018 and December 31, 2017. The Note bears interest at a rate of 12% per annum, compounded monthly on a 360-day year/ 30-day month basis. The Note is secured by a second priority security interest in the Company’s assets, which is subordinate to the first priority security interest of PMC Financial Services Group, LLC (“PMC”). The Note may not be prepaid and originally matured on April 21, 2019. The maturity date was subsequently extended to April 21, 2021. The note may be converted, at any time and from time to time, into shares of common stock of the Company. The original conversion price of the note was $3.00, and this conversion price was subsequently reduced to $1.75, and again to $1.50. The warrant will expire on April 21, 2019 and had an original exercise price equal to $4.00 per share, which exercise price was subsequently reduced to $1.50. The note and warrant contain customary anti-dilution provisions and the shares of common stock issuable upon conversion of the note and exercise of the warrant have been registered on Form S-1. The investor was also granted a right to participate in future financing transactions of the Company for a term of two years.

11. Warrant Liability

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

The fair value of the warrant liability was determined using the Black-Scholes-Merton option pricing model at March 31, 2018 and December 31, 2017 using the following assumptions:

	March 31, 2018	December 31, 2017
Stock Price	$1.70	$1.55
Risk free interest rate	1.91%	1.74%
Expected volatility	56.31%	56.06%
Expected life in years	3.18	3.42
Expected dividend yield	0%	0%

Fair Value - Warrants	$41,000	$36,000

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the warrant was determined by the remaining contractual life of the warrant instrument. The expected dividend yield was based on the fact the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

12. Stock Based Activity

Common stock issuable

On January 10, 2018, the Company’s Board awarded certain independent directors 400,000 shares of common stock valued at $680,000 for past service subject to Reed’s 2017 Incentive Compensation Plan. Since the shares were for services provided during the year ended December 31, 2017, the Company recognized the expense in 2017 and reflected the fair value of the shares as common stock issuable at December 31, 2017 The shares were issued in 2018.

Stock Awards

During the period ended March 31, 2018 members of the Board of Directors were granted an aggregate of 70,588 shares of common stock with a fair value of $120,000 subject to Reed’s 2017 Incentive Compensation Plan to vest with each independent director in four equal installments during 2018. During the period ended March 31, 2018, the Company reflected compensation costs of $29,000 related to the amortization of this stock award.

On January 10, 2018, pursuant to its employment agreement with Valentin Stalowir dated June 28, 2017, the Company’s board of directors granted to Mr. Stalowir 371,268 shares of common stock with a fair $631,000. which vest over 18 months and will be amortized through June 2019. During the period ended March 31, 2018, the Company reflected compensation costs of $70,000 related to the amortization of this stock award. The securities are to be issued subject to Reed’s 2017 Incentive Compensation Plan

On March 28, 2018, the Company’s Board awarded Valentin Stalowir an additional 412,735 common shares with a fair value of $660,378 that which will be amortized through June 2019 when the shares vest. During the period ended March 31, 2018, the Company reflected compensation costs of $14,000 related to the amortization of this stock award. The shares will be issued pursuant to Reed’s 2017 Incentive Compensation Plan that are subject to shareholder approval to increase the number of shares underlying Reed’s 2017 Incentive Compensation Plan. These shares are not issuable until January 2019.

As of March 31, 2018, the amount of unvested compensation related to issuances of restricted common stock was approximately $830,000, which will be recognized as an expense in future periods as the shares vest.

Stock options

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	677,500	$4.35	4.14	-
Granted	2,412,504	$1.62	4.00
Exercised	-
Unvested Forfeited or expired	(111,300)	$4.90
Vested Forfeited or expired	(80,000)	$4.00
Outstanding at March 31, 2018	2,898,704	$2.09	8.92	$88,000
Exercisable at March 31, 2018	491,998	$3.55	5.59	$10,000

On January 10, 2018, pursuant to its employment agreement with Valentin Stalowir dated June 28, 2017, the Company’s board of directors granted to Mr. Stalowir options to purchase 371,268 shares of stock. The securities are to be issued subject to Reed’s 2017 Incentive Compensation Plan. The options will have an exercise price of $1.70 vest over 18 months, and a 10 year life. The Company determined that the options had a fair value of $370,000 which will be amortized through June 2019. During the period ended March 31, 2018, the Company reflected compensation costs of $56,000 related to the amortization of this stock award.

On March 28, 2018, the Company approved options to be issued pursuant to Reed’s 2017 Incentive Compensation Plan to certain current employees, officers and directors totaling 1,528,500. One half of these options vest annually over a four-year vesting period.; the other half of these options will vest based on performance criteria to be established by the Board. The performance goals are subject to the Board’s discretion. The Company determined that the options had a fair value of $1,441,000 which will be amortized in future periods through March 31, 2022. Also, on March 28, 2018, the Company approved the repricing and extension of current Chief Financial Officer Mr. Miles’ 2015 Plan options to the market price of $1.60 and an additional four years. During the period ended March 31, 2018, the Company reflected compensation costs of $57,000 related to the amortization of these stock awards.

On March 28, 2018, the Company’s Board awarded Valentin Stalowir 412,736 common shares of performance-based options that are subject to shareholder approval to increase the number of shares underlying Reed’s 2017 Incentive Compensation Plan and are issuable until January 2019. One half of these options will vest in the same manner as the employee based performance awards described above; the other half of these options will vest based on performance criteria to be established by the Board. The Company determined that the options had a fair value of $389,00 which will be amortized in future periods through March 31, 2022.

The aggregate intrinsic value was calculated as the difference between the closing market price, which was $1.70, and the exercise price of the Company’s stock options as of March 31, 2018. In addition to the stock compensation discussed above, the Company recognized stock-based compensation of $48,000 for the options granted prior to December 31, 2017.  As of March 31, 2018, the amount of unvested compensation related to stock options was approximately $2.4 million which will be recorded as an expense in future periods as the options vest.

Stock Warrants

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31,2017	7,325,282	$2.09	3.43
Granted
Exercised	0
Forfeited or expired	0
Outstanding at March 31, 2018	7,325,282	$2.09	3.18	$163,000
Exercisable at March 31, 2018	6,575,282	$2.02	2.75	$13,000

The intrinsic value was calculated as the difference between the closing market price, which was $1.70, and the exercise price of the Company’s warrants common stock, as of March 31, 2018.

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

Overview

We are very pleased to announce the results of the first quarter of 2018 that reflect the third quarter of the transition that began in July 2017 from beverage manufacturing focus to beverage brand company. In the first quarter of 2018, the Company continued selling price growth, on per 12-ounce case basis, of 4.2% and an even larger improvement in cost of goods sold (COGS) with a reduction of 9.6%. Price increases taken in the prior year and COGS reductions this quarter led to the margin doubling to 27.8% from 13.1% over the same quarter in 2017. When combined with the volume, the resulting top line profit more than doubled to $2.3MM or 112% over the same quarter in the prior year.

Our operating expenses increased as planned as we transitioned to better logistic partners, invested in marketing and compensated employees with non-cash performance based equity awards. Interest and financing costs increased due to non-cash warrant and note amortization over the same quarter in the prior year. However, interest paid for financing existing debt, decreased as capital raised from the December 2017 rights offering was allocated to reducing debt which in turn reduced rates.

During the first quarter of 2018, the Company allocated the capital raised by honoring debts to vendors, and as noted above paying down the line of credit to zero. Our liquidity remains strong with almost $8MM cash available with which to use the fund the business while we complete the sale of the plant and the restructuring of our debt.

Results of Operations

The following table sets forth key statistics for the three months ended March 31, 2018 and 2017, respectively.

	March 31,		Pct.
	2018	2017	Change
Gross sales	$8,855,000	$9,354,000	-5%
Less: Promotional and other allowances	567,000	1,059,000	-46%
Net sales	8,288,000	8,295,000	0%
Cost of tangible goods sold	5,309,000	6,505,000	-18%
As a percentage of:
Gross sales	60%	70%
Net sales	64%	78%
Cost of goods sold – idle capacity	676,000	734,000	-8%
As a percentage of net sales	8%	9%
Gross profit	$2,303,000	$1,056,000	118%
Gross profit margin as a percentage of net sales	28%	13%

Expenses
Delivery and handling	$956,000	$743,000	29%
Selling and marketing	1,013,000	788,000	29%
General and administrative	1,459,000	1,111,000	31%
Total Operating expenses	$3,428,000	$2,642,000	30%

Income from operations	$(1,125,000)	$(1,586,000)	-29%

Interest expense and other expense	(490,000)	(407,000)	20%

Net loss to stockholders	$(1,615,000)	$(1,993,000)	-19%

Shares outstanding	25,036,000	13,982,230	79%

Net income(loss) per share	$(0.06)	$(0.14)	-55%

Top Line Metrics

The following chart sets forth key statistics for the transition of the Company’s top line activity from the first quarter of 2017 through the first quarter of 2018.

	2017				2018
Volume	Q1	Q2	Q3	Q4	Q1
Reeds 12 ounce cases	293,133	294,336	293,532	249,228	260,637
Virgils 12 ounce cases	187,506	209,487	228,325	174,891	184,597
Core 12 ounce volume	480,639	503,823	521,857	424,119	445,234
Core Volume vs PY	-3.8%	-8.2%	-7.0%	-4.3%	-7.4%

Sales price	Q1	Q2	Q3	Q4	Q1
Core rev/case CY	$17.86	$18.00	$18.32	$18.71	$18.61
Core rev/case PY	$17.39	$17.66	$17.62	$17.64	$17.86
Core Beverage selling price vs PY	2.7%	1.9%	4.0%	6.0%	4.2%

Cost of goods sold	Q1	Q2	Q3	Q4	Q1
Core cogs/case CY	$11.96	$11.83	$11.72	$11.33	$10.81
Core cogs/case PY	$11.35	$11.26	$11.23	$11.58	$11.96
Core Beverage COGS vs PY	5.3%	5.1%	4.4%	-2.2%	-9.6%

Beverage profit	Q1	Q2	Q3	Q4	Q1
Reeds	1,640,727	1,735,177	1,789,472	1,664,609	1,929,581
Virgils	1,195,003	1,371,948	1,654,087	1,463,468	1,544,791
Core Gross Profit	$2,835,730	$3,107,125	$3,443,559	$3,128,077	$3,474,372
Core Profit vs PY	-6.0%	-2.8%	7.9%	3.3%	22.5%

Other	Q1	Q2	Q3	Q4	Q1
Candy Gross Profit	$138,624	$74,719	$127,273	$152,075	$131,334
Discounts	$772	$868	$1,178	$899	$567
Idle Plant	$788	$588	$799	$721	$676

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

Top Line Discussion

Sales

As we transition to a sales and marketing company, the Company’s core beverage volume now represents 97% of all beverage volume. The following discussion regards core beverages for sales, cost of goods sold and overall margins unless specifically noted otherwise.

Gross sales revenue declined to $8,855,000 when compared to the same period in the prior year of $9,354,000. On a 12-ounce serving basis, price increased $0.75 per 12-ounce serving or 4.2% year over year while volume decreased 7.4% during the current quarter. The main driver of the decrease was a price increase implemented during the third quarter of 2017 offset by a volume decrease as we transition our focus.

Net sales revenue was flat in the first quarter of 2018 at $8,288,000 from $8,295,000 in the same period in 2017. During the quarter, the Company reduced promotional spend versus the same period in the prior year as the Company brought on new sales brokerage partners late in the quarter. The Company expects the new brokerage houses to drive targeted promotional spending as we progress through the remainder of the year as we bring on new customers and place new products at existing customers. Promotional spending in the first quarter of 2018 declined nearly in half to $567,000 from $1,059,000 in 2017 or 46.5%.

Cost of Goods Sold and Produced

Cost of goods sold decreased in the first quarter of 2018 to $5,309,000 from $6,505,000 in the same period in 2017. On a 12-ounce serving basis, cost of goods sold decreased to 10.81 from $11.96 or $1.17 per 12-ounce serving. The main driver of decrease was a reduction in packaging costs in glass of $0.96 per 12-ounce serving and productivity gains realized from the reduction in SKUs of $0.11 per 12-ounce serving. Glass represents our largest component of cost of goods sold.

Cost of goods produced represent the cost of goods sold plus the LA Idle Plant costs. Idle plant costs decreased in the first quarter of 2017 to $676,000 from $734,000 in the same period in 2017. The Company expects to eliminate substantially all of the idle plant costs once the sale of the plant is finalized.

Gross Margin

Gross margin more than doubled in the first quarter of 2018 to 27.8% when compared to 13.1% in same quarter of 2017. On a 12-ounce serving basis, gross margin increased $1.90 or 32% year over year. The main driver of the increase in overall gross margin was a result of an overall increase in sales price, along with significant reduction in cost of sales that related from a decreased cost of our glass bottles.

Operating Expense Discussion

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling expenses increased in first quarter of 2018 to $956,000 from $743,000 or $213,000 in the same period in 2017. On a percentage of net sales, delivery costs were 11.5%. This increase was due to one transition charges from and to new warehouse partners of $108,000 and a general increase in freight rates.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales support, marketing and trade shows. Beginning in 2018 the Company split the sales and marketing efforts into two categories. Selling will continue to have all of costs listed except marketing and direct marketing, marketing labor and marketing support costs.

Selling expenses was flat in first quarter of 2018 at $788,000 from $788,000 or no change over the same period in 2017. On a percentage of net sales, Selling costs were flat at 10%. Sales labor decreased $56000 (FTE reduction), sales support grew $26,000 (auto related) and sales trade activity also grew $28,000 (brokers).

Marketing expenses for first quarter of 2018 had a first time expense of $224,000 which is now tracked separately. On a percentage of net sales, Marketing costs equaled 3%. Marketing costs in the quarter was $179,000 in direct marketing expenses, $41,000 in marketing labor and $4,000 in marketing support.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased in first quarter of 2018 to $1,459,000 from $1,111,000 or $348,000 over the same period in 2017. On a percentage of net sales, General and administrative costs increased 40% to 19% from 11%. The main driver of the increase was a $211,000 in non-cash equity compensation, $67,000 in shareholder related activity (outreach programs), $61,000 in G&A support (research and development), $60,000 in G&A services (legal) and $58,000 in G&A other (bad debt).

Loss from Operations

The loss from operations was $1,125,000 for the three months ended March 31, 2018, as compared to a loss of $1,586,000 in the same period of 2017 or a decrease in the loss of $461,000. The loss was comprised of a growth of the top line profit of $1,219,000, offset by, a new marketing effort of $224,000, higher warehousing costs of $213,000 and specific increases in G&A of $246,000 discussed above.

Interest and Financing Expense

Interest expense and bank related charges increased to $490,000 from $481,000 in the three months ended March 31, 2018, or $9,000 in the same period of 2017. The increase is primarily due to non-cash accrual of interest payable on the convertible note offset by lowering borrowing as capital from the rights offering was used to pay down the line of credit.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three ended March 31, 2018 and 2017:

MODIFIED EBITDA SCHEDULE

	March 31,
	2018	2017
	(unaudited)	(unaudited)
Net loss	$(1,615,000)	$(1,993,000)

Modified EBITDA adjustments:
Depreciation and amortization	177,000	121,000
Interest expense	485,000	416,000
Stock option and warrant compensation	274,000	140,000
Change in fair value of warrant liability	(5,000)	(9,000)
Total EBITDA adjustments	$931,000	$668,000

Modified EBITDA	$(684,000)	$(1,325,000)

The loss of $684,000 in terms of modified EBITDA for the current quarter represent an improvement of $641,000 over the same quarter in the prior year.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the quarter ended March 31, 2018 the Company recorded a net loss of 1,615,000 and utilized cash in operations of $4,636,000. As of March 31, 2018, we had a working capital of $1,384,000 and a stockholders’ deficit of $833,000.

As of March 31, 2018, the Company had a cash balance of $3,376,000 and had available borrowing on our existing line of credit of $4,432,000 for a total cash availability of $7,808,000. During 2016, the Company restructured our debt with our main lender to extend the maturity date of our operating line of credit and our other bank loans through October 21, 2018. We estimate the Company currently has sufficient cash and liquidity to meet its anticipated working capital for the next twelve months.

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

Revenue Recognition On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (ASC 606). Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products or services to our customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products or services to a customer.

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

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the three months ended March 31, 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Compensatory Arrangements

On January 10, 2018, the Company’s Board granted its independent directors 400,000 restricted stock awards for past service subject to Reed’s 2017 Incentive Compensation Plan; of the 400,000, 200,000 were granted to John Bello, 100,000 were granted to Lewis Jaffe, and 50,000 were granted to each of Scott R. Grossman and James Bass. In addition, the Company’s Board also restructured the Board’s non-cash compensation for 2018 to include an annual cash payment of $50,000 and restricted stock awards valued at $30,000 for each independent director. As such, an aggregate of 17,647 restricted stock awards subject to Reed’s 2017 Incentive Compensation Plan vesting in four equal installments on the first day of the second month of each calendar quarter were granted to each of John Bello, Lewis Jaffe, Scott R. Grossman and James Bass.

On January 10, 2018, pursuant to the Company’s employment agreement with Valentin Stalowir dated June 28, 2017, the Company’s Board granted to Valentin Stalowir options to purchase 371,218 shares of stock, subject to Reed’s 2017 Incentive Compensation Plan. The options have an exercise price of $1.70.

On March 28, 2018, the Company approved changes to 2015 Plan options to purchase 100,000 shares of common stock previously granted to Company Chief Financial Officer, Daniel V. Miles, reducing the exercise price to the market value of $1.60 and extending the expiration an additional four years.

On March 28, 2018, the Company granted options to be issued pursuant to Reed’s 2017 Incentive Compensation Plan to certain of its executive officers. One half of these options vest annually over a four-year vesting period; the other half of these options will vest based on performance criteria to be established by the Board. The performance goals are subject to the Board’s discretion. Options to purchase 412,736 were granted to Company Chief Executive Officer Valentin Stalowir, 402,000 shares of common stock were granted to Company Chief Operating Officer, Stefan Freeman, and options to purchase 375,000 shares of common stock were granted to Company Sr. VP of Sales, Neal Cohane. Options granted to Valentin Stalowir are subject to shareholder approval to increase the number of shares underlying Reed’s 2017 Incentive Compensation Plan and are not issuable until January 2019.

On March 28, 2018, the Company’s Board granted Company Chief Executive Officer Valentin Stalowir 412,735 restricted stock awards pursuant to Reed’s 2017 Incentive Compensation Plan that are subject to shareholder approval to increase the number of shares underlying Reed’s 2017 Incentive Compensation Plan. These shares are not issuable until January 2019.

The Company intends to include a proposal increasing the number of shares subject to the Reed’s 2017 Incentive Compensation Plan at its 2018 Annual Meeting of Stockholders.

All equity compensation described herein above was approved by the Board after receipt of recommendations of the Company’s compensation committee and is subject to the requirement of plans approved by the Company stockholders and applicable NYSE America rules.

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

Reed’s, Inc. (Registrant)

Date: May 15, 2018	/s/ Valentin Stalowir
Valentin Stalowir
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2018	/s/ Daniel V. Miles
Daniel V. Miles
Chief Financial Officer
(Principal Financial Officer)

