Form 10-Q
period 2018-06-30
REED'S, INC.
filed 2018-08-13
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 25,548,996 shares of Common Stock outstanding as of July 31, 2018.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report includes forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

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

2

3

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S INC. CONDENSED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$1,807	$12,127
Accounts receivable, net of allowance for doubtful accounts and returns and discounts of $670 and $601, respectively	3,594	2,691
Inventory, net of reserve for obsolescence of $354 and $509, respectively	10,447	5,931
Prepaid expenses and other current assets	572	199
Total Current Assets	16,420	20,948

Property and equipment, net of accumulated depreciation and impairment reserves of $9,666 and $9,339, respectively	94	353
Equipment held for sale	2,184	2,370
Intangible assets	805	805
Total assets	$19,503	$24,476

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$4,307	$7,480
Accrued expenses	1,727	220
Advances from officers	-	277
Revolving line of credit	3,996	3,301
Current portion of capital leases payable	204	198
Current portion of long term financing obligation	231	222
Bank notes	6,244	6,947
Total current liabilities	16,709	18,645

Capital leases payable, less current portion	164	236
Long term financing obligation, less current portion, net of discount of $659 and $714, respectively	1,190	1,250
Convertible note to a related party	3,917	3,690
Warrant liability	159	36
Other long term liabilities	98	111
Total Liabilities	22,237	23,968

Stockholders’ equity (deficit):
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 40,000,000 shares authorized, 25,525,996 and 24,619,591 shares issued and outstanding, respectively	3	2
Common stock issuable, 634,254 and 400,000 shares, respectively	84	680
Additional paid in capital	52,182	49,833
Accumulated deficit	(55,097)	(50,101)
Total stockholders’ equity (deficit)	(2,734)	508
Total liabilities and stockholders’ equity (deficit)	$19,503	$24,476

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
Net Sales	$9,389	$8,864	$17,677	$17,159
Cost of goods sold	6,347	7,181	12,332	14,391
Gross profit	3,042	1,683	5,345	2,768

Operating expenses:
Delivery and handling expense	1,247	869	2,203	1,612
Selling and marketing expense	1,210	728	2,223	1,516
General and administrative expense	3,407	1,259	4,866	2,297
Total operating expenses	5,864	2,856	9,292	5,425

Loss from operations	(2,822)	(1,173)	(3,947)	(2,657)
Interest expense	(435)	(995)	(921)	(1,513)
Financing and warrant modification costs	0	(978)	0	(978)
Change in fair value of warrant liability	(118)	3,299	(123)	3,308

Net income (loss) basic and diluted	$(3,375)	$153	$(4,991)	$(1,840)

Dividends on Series A Convertible Preferred Stock	(5)	(5)	(5)	(5)
Net income (loss) attributable to common stockholders	$(3,380)	$148	$(4,996)	$(1,845)
Weighted average number of shares outstanding – basic and diluted	25,142,549	14,013,378	25,067,054	13,982,230
Income (loss) per share – basic and diluted	$(0.13)	$0.01	$(0.20)	$(0.13)

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Six Months Ended June 30, 2018

(Unaudited)

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2017	24,619,591	$2	9,411	$94	400,000	$680	$49,833	$(50,101)	$508

Fair value of vested options	-	-	-	-	-	-	470	-	470

Fair value of vested restricted common stock	-	-	-	-	854,592	113	593	-	706

Dividends on Series A Convertible Preferred Stock	-	-	-	-	-	-	-	(5)	(5)

Common shares issued to Directors for services provided	620,338	-	-	-	(620,338)	(709)	709	-	-

Exercise of warrants	286,067	1		-	-	-	577	-	578

Net Loss	-	-	-	-	-	-	-	(4,991)	(4,991)
Balance, June 30, 2018	25,525,996	$3	9,411	$94	634,254	$84	$52,182	$(55,097)	$(2,734)

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

(Amounts in thousands)

	6/30/2018	6/30/2017
Cash flows from operating activities:
Net loss	$(4,991)	$(1,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	337	667
Amortization of discount on Long-term financing obligation	55	146
Loss on sale of property and equipment	26	-
Fair value of vested stock options issued to employees	470	228
Fair value of common stock issuable for services	706	90
(Decrease) increase in allowance for doubtful accounts	69	26
(Decrease) increase in inventory reserve	(155)	-
(Decrease) increase in fair value of warrant liability	123	(3,308)
Fair value of warrants recorded as financing costs	-	978
Accrual of interest on Convertible note to a related party	227	-
Changes in operating assets and liabilities:
Accounts receivable	(972)	(271)
Inventory	(4,361)	(1,032)
Prepaid expenses and other assets	(373)	217
Accounts payable	(3,065)	731
Accrued expenses	1,502	235
Other long term obligations	(13)	(37)
Net cash used in operating activities	(10,415)	(3,170)
Cash flows from investing activities:
Proceeds from sale of property and equipment	96	-
Purchase of property and equipment	(78)	(60)
Net cash provided by (used in) investing activities	18	(60)
Cash flows from financing activities:
Borrowings on line of credit	3,996	205
Repayments of line of credit	(3,301)	-
Principal repayments on capital expansion loan	(703)	(355)
Principal repayments on long term financial obligation	(106)	(90)
Advances from officers	-	500
Repayment of amounts due to officers	(277)	(223)
Principal repayments on capital lease obligation	(110)	(90)
Exercise of warrants	578	-
Proceeds from issuance of convertible note	-	3,083
Net cash used in financing activities	77	3,030
Net decrease in cash	(10,320)	(200)
Cash at beginning of period	12,127	451
Cash at end of period	$1,807	$251

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$615	$861
Non Cash Investing and Financing Activities:
Debt discount on note recognized as warrant liability	$-	$3,083
Property and equipment acquired through capital expansion loan	$-	$723
Dividends on Series A Convertible Preferred Stock	$5	$5
Property and equipment acquired through capital lease	$44	$-
Vendor credits issued for fixed asset purchase	$108	$-

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(In thousands, except share and per share amounts)

1. Basis of Presentation and Liquidity

The accompanying interim condensed financial statements of Reed’s, Inc. (the “Company”, “we”, “us”, or “our”), are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position at June 30, 2018 and the results of operations and cash flows for the three and six months ended June 30, 2018 and 2017. The balance sheet as of December 31, 2017 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2018.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2018.

Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2018, the Company recorded a net loss of $4,991 and used cash in operations of $10,415. As of June 30, 2018, we had a stockholder’s deficit of $2,734 and a working capital shortfall of $289 compared to stockholder’s equity of $508 and working capital of $2,303 at December 31, 2017.

As of June 30, 2018, the Company had a cash balance of $1,807 and had available borrowing on our Revolving Line of Credit of $2,004, for a total of $3,811 of cash availability. The Revolving Line of Credit matures in October 2018. The Company’s Term Loans and Capital Expansion Loan (together, the “Bank Notes”), totaling $6,244 as of June 30, 2018, also become due in October 2018.

On July 19, 2018, the Company executed a term sheet for refinancing of all of these amounts, and management anticipates that the refinancing will be completed prior to October 2018.

Historically, we have financed our operations through public and private sales of common stock, issuance of preferred and common stock, convertible debt instruments, term loans and credit lines from financial institutions, and cash generated from operations. We expect to complete a refinancing of the current credit line and certain term loans and moving forward our primary capital source will be positive cash flow from operations. Beginning in June of 2017, we took decisive action to improve our profitability and operating cash flow, including increased outsourcing of our manufacturing process, streamlining our product portfolio, negotiating improved vendor contracts and restructuring our selling prices. The result was a 14 percentage point increase in gross margin for the six months ended June 30, 2018, as compared to the same period of 2017.

The Company anticipates the exit of our Los Angeles plant to be completed in 2018, and in December 2017 we recorded a $3,925 impairment charge for fixed asset costs that we do not believe to be recoverable. Additionally, as a result of the planned move of our corporate headquarters (see Note 13), we recorded a charge of $642 for one-time severance and other employee termination costs in June of 2018. We may incur additional charges including but not limited to additional cash-related expenses, non-cash impairment charges, discontinued operations and/or other costs in connection with exit and disposal activities. Such transactions will be recognized when appropriate and may require cash payments for obligations such as one-time employee involuntary termination benefits, lease and other contract termination costs, costs to close facilities, employee relocation costs and ongoing benefit arrangements.

If our sales goals do not materialize as planned, we believe the Company will be able to reduce its operating costs sufficiently to still achieve positive cash flow from operations. However, there can be no assurance that we will generate sufficient revenues from product sales in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, or restructure our debt as planned, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans. There can be no assurance we will be able to obtain financing on acceptable terms, or at all.

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(In thousands, except share and per share amounts)

2. Significant Accounting Policies

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which include (1) identifying the contract or agreement with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

The Company adopted ASC 606 effective January 1, 2018, and adoption of such standard had no effect on previously reported balances. However, the guidance requires additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.

The Company previously recognized and continues to recognize revenue when risk of loss transfers to our customers and collection of the receivable is reasonably assured, which generally occurs when product is shipped. A written order from the customer must be received and credit acceptance procedures performed prior to shipment of product.

The Company does not have any significant contracts with customers requiring performance beyond delivery, and contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer. Revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs upon shipment from our facilities. The Company’s performance obligations are satisfied at that time.

All of the Company’s products are offered for sale as finished goods only, and there are no performance obligations required post-shipment for customers to derive the expected value from them.

The Company does not allow for returns, except for damaged products when the damage occurred pre-fulfillment. Damaged product returns have historically been insignificant. Because of this, the stand-alone nature of our products, and our assessment of performance obligations and transaction pricing for our sales contracts, we do not currently maintain a contract asset or liability balance at this time for obligations. We assess our contracts and the reasonableness of our conclusions on a quarterly basis.

Loss per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive.

For the periods ended June 30, 2018 and 2017, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2018	June 30, 2017
Convertible note to a related party	2,266,667	-
Warrants	7,039,215	2,430,687
Common stock equivalent of Series A Convertible Preferred Stock	37,644	37,644
Unvested restricted common stock	634,254	-
Options	2,571,504	986,000
Total	12,549,284	3,454,331

The Series A Convertible Preferred Stock is convertible into Common shares at the rate of 1:4.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts, inventory obsolescence, depreciable lives of property and equipment, analysis of impairments of recorded long-term tangible and intangible assets, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02”). ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718); Improvements to Non-Employee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 generally aligns the measurement and classification of share-based awards to non-employees with that of share-based awards to employees. Non-employee equity awards will be measured at the fair value of the equity instruments to be issued, as of the grant date, and the resulting amount will be recognized as expense over the expected or contractual term of the award. The ASU applies to all share-based payments to nonemployees in exchange for goods or services used or consumed in an entity’s own operations. It does not apply to instruments issued to a lender or investor in a financing transaction, or to instruments granted when selling goods or services to customers. ASU 2018-07 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(In thousands, except share and per share amounts)

Concentrations

During the three months ended June 30, 2018, the Company’s largest three customers accounted for 24%, 11%, and 10% of gross sales, respectively. During the six months then ended, two of these customers accounted for 25% and 10% of gross sales, respectively.

During the three and six months ended June 30, 2017, the Company’s largest customer accounted for 23% and 22% of gross sales, respectively.

As of June 30, 2018, the Company had accounts receivable from two customers which comprised 25% and 10%, respectively, of its gross accounts receivable. As of December 31, 2017, accounts receivable from two customers comprised approximately 23% and 16% of total accounts receivable, respectively.

During the three months ended June 30, 2018, the Company made 18% of its purchases from its largest vendor. During the six months then ended, 16% of all purchases were made from this vendor.

During both the three and six months ended June 30, 2017, a single vendor accounted for approximately 18% of all purchases.

As of June 30, 2018, a single vendor accounted for 24% of the Company’s total accounts payable. As of December 31, 2017, this vendor accounted for 20% of total accounts payable.

Fair Value of Financial Instruments

The Company uses various inputs in determining the fair value of its financial assets and liabilities and measures these assets on a recurring basis. Financial assets recorded at fair value are categorized by the level of subjectivity associated with the inputs used to measure their fair value. Accounting Standards Codification Section 820 defines the following levels of subjectivity associated with the inputs:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company’s assumptions.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, short-term bank loans, accounts payable, notes payable and other payables, approximate their fair values because of the short maturity of these instruments. The carrying values of capital lease obligations and long-term financing obligations approximate their fair values because interest rates on these obligations are based on prevailing market interest rates.

As of June 30, 2018, and December 31, 2017, the Company’s balance sheets included warrant liabilities aggregating $159 and $36 respectively, measured at fair value based on Level 2 inputs.

3. Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market, and net of reserves is comprised of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw Materials and Packaging	$4,195	$2,670
Finished Goods	6,252	3,261
Total	$10,447	$5,931

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(In thousands, except share and per share amounts)

The Company’s reserve for slow moving and obsolete inventory aggregated $354 and $509 as of June 30, 2018 and December 31, 2017, respectively.

4. Property and Equipment

Property and equipment is comprised of the following (in thousands):

	June 30, 2018	December 31, 2017
Land	$1,107	$1,107
Building	2,360	2,360
Vehicles	612	568
Machinery and equipment	4,948	4,924
Equipment under capital leases	226	226
Office equipment	507	507
Book value	9,760	9,692
Accumulated depreciation	(5,741)	(5,414)
Impairment reserve	(3,925)	(3,925)
Net book value	$94	$353

Depreciation expense for the three months ended June 30, 2018 and 2017 was $159 and $138, respectively. Depreciation expense for the six months then ended was $337 and $259, respectively.

During the year ended December 31, 2017, the Company recorded an impairment charge totaling $3,925 as a result of Management’s decision to exit our Los Angeles facility during 2018.

Equipment held for sale consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Equipment held for sale	$4,184	$4,370
Reserve	(2,000)	(2,000)
Net book value	$2,184	$2,370

5. Intangible Assets and Impairment Policy

Intangible assets are comprised of brand names acquired. They have been assigned an indefinite life, as we currently anticipate that they will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized, but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life remains appropriate. We first assess qualitative factors to determine whether it is more likely than not that the asset is impaired. If further testing is necessary, we compare the estimated fair value of our asset with its book value. If the carrying amount of the asset exceeds its fair value, as determined by the discounted cash flows expected to be generated by the asset, an impairment loss is recognized in an amount equal to that excess. Based on management’s measurement, there were no indications of impairment at June 30, 2018.

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(In thousands, except share and per share amounts)

Intangible assets consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Virgil’s	576	$576
Sonoma Sparkler	229	229
Brand names	$805	$805

6. Advances from Officers

In 2017, Christopher Reed (the former Chief Executive Officer and current Chief Innovation Officer of the Company), Robert Reed (the brother of Christopher Reed), and Daniel Miles (former Chief Financial Officer of the Company), collectively advanced $571 to the Company for working capital uses. As of December 31, 2017, $277 of these advances remained outstanding. This balance was repaid during the quarter ended March 31, 2018 with a three percent fee.

7. Line of Credit and Bank Notes

As of June 30, 2018, the Company had a Loan and Security Agreement with PMC Financial Services Group, LLC (the “PMC Agreement”), which includes a $6,000 Revolving Line of Credit, a $3,000 Term Loan, and a Capital Expansion Loan (“CAPEX Loan”). Amounts borrowed under the PMC Agreement are secured by substantially all the assets of the Company and become due in October 2018.

On July 19, 2018, the Company received a signed term sheet for a secured revolving credit line with borrowing capacity to repay all amounts outstanding under the PMC Agreement as well as provide additional working capital if needed at reduced borrowing costs. Completion of the transaction is subject to negotiation of mutually agreeable definitive agreements. Management anticipates that the refinancing will be completed prior to October 2018.

The provisions of the PMC Agreement, in place as of June 30, 2018, are as follows.

Revolving Line of Credit

The Revolving Line of Credit, which matures on October 21, 2018, provides for borrowings of up to 85% of accounts receivable and 60% of eligible inventory, not to exceed $6,000. It is secured by substantially all of the Company’s assets. As of June 30, 2018, $3,996 was outstanding under the Revolving Line of Credit, and the Company had $2,004 of additional borrowing availability as of that date. Borrowings under the Revolving Line of Credit aggregated $3,301 as of December 31, 2017.

Bank Notes

Bank Notes consist of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Term Loans	$3,000	$3,000
CAPEX loan	3,244	3,947
Net	$6,244	$6,947

The Term Loans are secured by all of the unencumbered assets of the Company and are due on October 1, 2018. The CAPEX loan is secured by all of the property and equipment purchased under the loan, and is due on October 21, 2018.

Interest Rates

Interest rates on borrowings under the PMC Agreement are generally calculated on a sliding scale based on our trailing six month EBITDA. If unused cash availability meets pre-established thresholds, interest rates are generally reduced to a contractual base rate plus any increase in the prime rate. The Revolving Line of Credit also bears a monthly collateral monitoring fee of .45%. The following chart summarizes loan interest rates as of June 30, 2018:

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(In thousands, except share and per share amounts)

	Base Interest Rate	Increase in Prime	Current Rate
Line of Credit (Prime Plus)	3.60%	1.80%	5.40%
Term A	9.00%	1.50%	10.50%
Term B	11.60%	1.50%	13.10%
CAPEX Loan	9.00%	1.50%	10.50%

8. Capital Leases Payable

As of June 30, 2018, the Company leased certain assets including equipment for its brewery operations, with an original aggregate value of $944. The Company’s total payment obligation includes interest at rates ranging from 6.51% to 17.31% per annum.

Future minimum lease payments as of June 30, 2018 are as follows:

Years Ending December 31,
2018	$105
2019	227
2020	62
2021	6
2022	-
Total payments	$400
Less: Amount representing interest	32
Present value of net minimum lease payments	$368
Less: Current portion	204
Non-current portion	$164

9. Long-term Financing Obligation

Our Long-term financing obligation is comprised of the following (in thousands):

	June 30, 2018	December 31, 2017
Financing obligation	$2,080	$2,186
Unamortized valuation discount	(659)	(714)
Net financing obligation	$1,421	$1,472
Less current portion	(231)	(222)
Long term financing obligation	$1,190	$1,250

As the result of a 2009 sale-leaseback transaction, the Company leases two buildings and certain of its brewery equipment (the majority of the assets of our Los Angeles plant). The transaction was accounted for as a long-term financing arrangement, and the proceeds from the sale were recorded as a financing obligation in the initial amount of $3,056. Monthly payments of approximately $35 under the arrangement are recorded as a reduction in the financing obligation and as interest expense at an implicit rate of 9.9%.

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(In thousands, except share and per share amounts)

In connection with the financing obligation and subsequent amendments, the Company issued 600,000 warrants to purchase its common stock. The 600,000 warrants were valued at an aggregate amount of $1,336 which was recorded as a valuation discount. The discount is being amortized over 15 years, the term of the purchase option.

10. Convertible Note to a Related Party

The Convertible Note to a Related Party consists of the following (in thousands):

	June 30, 2018	December 31, 2017
12% Convertible Note Payable	$3,400	$3,400
Accrued Interest	517	290
Total obligation	$3,917	$3,690

On April 21, 2017, pursuant to a Securities Purchase Agreement, the Company issued a secured, convertible, subordinated, non-redeemable note in the principal amount of $3,400, and a warrant to purchase 1,416,667 shares of common stock. The purchaser, Raptor/Harbor Reeds SPV LLC, beneficially owned approximately 27.8% of the Company’s common stock at each of June 30, 2018 and December 31, 2017.

The note bears interest at a rate of 12% per annum, compounded monthly. It is secured by the Company’s assets, subordinate to the first priority security interest of PMC Financial Services Group, LLC. The note may not be prepaid and matures on April 21, 2021. It may be converted, at any time and from time to time, into shares of common stock of the Company, at a revised conversion price of $1.50.

The warrant will expire on April 21, 2019 and has an adjusted exercise price equal to $1.50 per share. The note and warrant contain customary anti-dilution provisions, and the shares of common stock issuable upon conversion of the note and exercise of the warrant have been registered on Form S-1. The investor was also granted the right to participate in future financing transactions of the Company for a term of two years.

11. Warrant Liability

Certain of the Company’s outstanding warrants require the Company to pay cash to the warrant holders, in the event of a fundamental transaction as defined. Such warrants are accounted for as liabilities in accordance with ASC 480. These liabilities are measured at fair value each reporting period and the change in the fair value is recognized in earnings in the accompanying Statements of Operations.

The fair value of the warrant liability was determined using the Black-Scholes-Merton option pricing model at June 30, 2018 and December 31, 2017, using the following assumptions:

	June 30, 2018	December 31, 2017
Stock Price	$2.85	$1.55
Risk free interest rate	2.18%	1.74%
Expected volatility	73.59%	56.06%
Expected life in years	2.93	3.42
Expected dividend yield	0%	0%

Fair Value - Warrants	$159	$36

The risk-free interest rate is based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate its future volatility. The expected life of the warrant is based upon its remaining contractual life. The expected dividend yield reflects that the Company has not paid dividends to its common stockholders in the past and does not expect to do so in the foreseeable future.

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(In thousands, except share and per share amounts)

12. Stock Based Activity

Common stock issued

On January 10, 2018, the Company’s Board of Directors (“Board”) awarded certain independent Directors an aggregate of 400,000 shares of common stock pursuant to Reed’s 2017 Incentive Compensation Plan (“the Plan”). The shares were issued as compensation for services provided during 2017, accordingly the Company recognized $680, the fair value of the shares, as compensation expense during the year ended December 31, 2017. The shares were issued during the first quarter of 2018.

Stock Awards

The following table summarizes restricted stock activity during the six months ended June 30, 2018:

	Number of Shares	Fair Value (in thousands)	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2017	-	-	-
Granted	854,592	$1,412	$1.65
Vested	(427,296)	(706)	1.65
Forfeited	-	-	-
Non-vested, June 30, 2018	427,296	$706	$1.65

In the first quarter of 2018, the independent Directors of the Board were granted an aggregate of 70,588 shares of restricted common stock pursuant to the Plan. The shares vest in four equal installments during 2018, and the $120 fair value of the shares is being amortized ratably over that period. During the six months ended June 30, 2018, 34,704 vested shares were issued.

On January 10, 2018, pursuant to its employment agreement with Mr. Valentin Stalowir, Chief Executive Officer of the Company, dated June 28, 2017, the Company’s Board granted to Mr. Stalowir an award of 371,268 shares of restricted common stock with a fair value of $631, pursuant to the Plan. The award vests over 18 months, and the fair value of the grant is being amortized to compensation expense through June 2019. During the six months ended June 30, 2018, 185,634 shares of common stock vested puruant to the award and were issued to Mr. Stalowir.

On March 28, 2018, the Company’s Board awarded Mr. Stalowir an additional award of 412,736 shares of restricted common stock with a fair value of $660 pursuant to the Plan. This award is subject to shareholder approval to increase the number of shares available under the Plan, and will not otherwise be issued until January 2019. The fair value of these shares is also being amortized to compensation expense through June 2019 when the shares vest.

Restricted common stock issued pursuant to the Plan is subject to such restrictions as determined by the Compensation Committee of the Board, which may include restrictions on the sale of such shares or the right to receive dividends thereon. Additionally, the restricted common stock is subject to a risk of forfeiture, generally upon termination of employment or service during the vesting period. Vesting may be dependent upon the recipient’s continued relationship with the Company, or may depend upon the achievement of certain pre-established performance goals.

During the six months ended June 30, 2018, an aggregate of $706 was recognized as compensation expense relative to these awards. As of June 30, 2018, the amount of unvested compensation related to issuances of restricted common stock awards was approximately $706, which will be recognized as an expense in future periods as the shares vest.

Stock options

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	677,500	$4.35
Granted	2,412,504	$1.62	5.76
Exercised	-	$-
Unvested forfeited or expired	414,800	$2.48
Vested forfeited or expired	103,700	$3.99
Outstanding at June 30, 2018	2,571,504	$2.13	8.52	$2,462,218
Exercisable at June 30, 2018	699,080	$3.07	6.31	$418,945

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(In thousands, except share and per share amounts)

The aggregate intrinsic value was calculated as the difference between the closing market price as of June 30, 2018, which was $2.85, and the exercise price of the outstanding stock options.

On January 10, 2018, pursuant to its employment agreement with Valentin Stalowir dated June 28, 2017, the Company’s Board granted to Mr. Stalowir options to purchase 371,268 shares of stock, pursuant to the Plan. The options have an exercise price of $1.70, vest over 18 months, and have a 10 year life. The $370 fair value of the options is being amortized through June 2019.

On March 28, 2018, the Company approved the issuance of options to purchase 1,628,500 shares of common stock to certain current employees, officers and Directors pursuant to the Plan. One half of these options vest annually over a four-year period; the other half of these options will vest based on performance criteria to be established by the Board at its discretion. The $1,441 fair value of the options is being amortized through March 31, 2022.

Also, on March 28, 2018, the Company approved the repricing of former Chief Financial Officer Mr. Miles’ 2015 Plan options to the market price of $1.60, and extended the option period an additional four years.

On March 28, 2018, the Board awarded Mr. Stalowir options to purchase 412,736 shares of common stock, which are subject to shareholder approval to increase the number of shares available under the Plan, and are not otherwise issuable until January 2019. One half of these options will vest annually over a four-year period; the other half of these options will vest based on performance criteria to be established by the Board. The fair value of these options of $389 is being amortized through March 31, 2022.

During the three and six months ended June 30, 2018, the Company recognized $309 and $470 of compensation expense relating to outstanding stock options. As of June 30, 2018, the amount of unvested compensation related to stock options was approximately $1,529 which will be recorded as an expense in future periods as the options vest.

As of June 30, 2018, the company has accrued $571 of compensation expense, consisting of amounts due Mr. Stalowir for anticipated performance bonuses earned through that date by the terms of his employment agreement with the Company, as well as the tax liability arising from the share-based awards described above.

Common Stock Purchase Warrants

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31,2017	7,325,282	$2.09	3.43
Granted
Exercised	286,067	$2.03
Forfeited or expired	0
Outstanding at June 30, 2018	7,039,215	$1.94	3.45	$6,406
Exercisable at June 30, 2018	6,526,342	$2.10	3.36	$4,895

The intrinsic value was calculated as the difference between the closing market price as of June 30, 2018, which was $2.85, and the exercise price of the Company’s warrants to purchase common stock.

During the six months ended June 30, 2018, warrants to acquire 286,067 shares of common stock were exercised, resulting in proceeds of $578 to the Company.

13. Subsequent Event – Company Relocation

In August of 2018, the company concluded negotiations for a lease on new office space and plans to relocate its Company headquarters to Norwalk, CT over the next several months after completing the exit of the Company’s production facility in Los Angeles, CA. The Company’s move to Norwalk, CT, is consistent with its recent focus on a streamlined sales and marketing organization that is better positioned for future growth and enhanced profitability. The new Norwalk office will serve as headquarters for the Company’s operations, business development, sales and marketing, finance, supply chain, HR and other corporate functions. With key leadership already based in the Tri-State area, including support agencies leading the Company’s marketing, advertising and public relations efforts, this will ensure a seamless transition. The term of the lease is for 6.5 years with monthly payments of $10 during the first 3 years and then adjusting to $20 through December 15, 2024. The Company expects the lease to be executed and effective in August 2018.

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

Overview

In order to strengthen our operations, position ourselves for the future, and develop the Company into a premier sales and marketing organization, we took the following actions beginning in June of 2017:

●

We brought on several seasoned industry experts to provide leadership and direction to the Company, including the appointment of Valentin Stalowir to be our new Chief Executive Officer. Mr. Stalowir is a 25-year veteran of the food and beverage industry with extensive experience in sales and marketing, new product development, and improving operational efficiency.

●

We began concentrated efforts to move toward an asset light production model utilizing outsourced manufacturing to a greater degree, enabling us to focus more on sales, marketing and product innovation. We have negotiated a lease for office space in Norwalk, Connecticut, in order to relocate our Company headquarters to the area where our key leadership is located, including support agencies leading the Company’s marketing, advertising and public relations efforts. See Note 13 of the Notes to Condensed Financial Statements.

●

We streamlined our portfolio of over one hundred separate SKUs to focus on the Reed’s and Virgil’s beverage brands with approximately thirty-five SKUs that together accounted for approximately 93% of 2018 gross revenue. We were also able to further improve gross margins by negotiating improved raw material contracts and terms.

●

We restructured our selling prices to offset several years of raw material price increases and to better reflect our consumers’ willingness to pay a premium for handcrafted, all-natural beverages with premium ingredients.

We are very pleased to report that these and other actions have resulted in selling price growth during the quarter, on a 12-ounce case basis, of 6% on our core brands and an even larger improvement in cost of goods sold (COGS) with a reduction of 12%. Price increases taken in the prior year and COGS reductions this quarter led to our gross margin increasing to 32% from 19% over the same quarter in 2017. When combined with the volume increase, the resulting top line profit almost doubled to $3,042 or 81% over the same quarter in the prior year.

Our operating expenses increased as planned as we added new leadership talent, invested in sales, marketing and brand refresh initiatives, and compensated employees with non-cash performance-based equity awards and accrued for anticipated bonuses. We also accrued for severance as a result of the pending relocation of our headquarters to Norwalk, CT.

We have $3,811 cash available for working capital purposes. We have executed a term sheet for a secured revolving line of credit, and management anticipates that the refinancing will be completed prior to October 2018.

Results of Operations – Three months ended June 30, 2018

The following table sets forth key statistics for the three months ended June 30, 2018 and 2017, respectively, in thousands.

	Three Months Ended June 30,		Pct.
	2018	2017	Change
Gross sales *	$10,361	$9,731	6%
Less: Promotional and other allowances **	972	867	12%
Net sales	9,389	8,864	6%

Cost of tangible goods sold	5,955	6,593	-10%
As a percentage of:
Gross sales	57%	68%
Net sales	63%	74%
Cost of goods sold – idle capacity	392	588	-33%
As a percentage of net sales	4%	7%
Gross profit	3,042	1,683	81%
Gross profit margin as a percentage of net sales	32%	19%

Expenses
Delivery and handling	1,247	869	43%
Selling and marketing	1,210	728	66%
General and administrative	3,407	1,259	171%
Total Operating expenses	5,864	2,856	105%

Income from operations	(2,822)	(1,173)	141%

Interest expense and other expense	(553)	1,326	-142%

Net loss to stockholders	$(3,375)	$153	-2307%

Weighted average shares outstanding	25,142,549	14,013,378	79%

Net income(loss) per share	$(0.13)	$0.01	-1330%

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

** Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the disclosure thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following: (i) reimbursements given to the Company’s distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (ii) the Company’s agreed share of fees given to distributors and/or directly to retailers for in-store marketing and promotional activities; (iii) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (iv) incentives given to the Company’s distributors and/or retailers for achieving or exceeding certain predetermined sales goals; and (v) discounted or free products. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year.

Top Line Metrics

The following chart sets forth key statistics for the transition of the Company’s top line activity from the first quarter of 2017 through the second quarter of 2018.

	2017				2018
Volume	Q1	Q2	Q3	Q4	Q1	Q2
Reed’s 12 ounce cases	282	287	288	248	261	276
Virgil’s 12 ounce cases	176	190	215	165	179	234
Core 12 ounce volume	458	477	502	413	439	510
Core Volume vs PY	-4%	-11%	-8%	-4%	-4%	7%

Sales price
Core rev/case CY	$17.6	$17.9	$18.3	$18.7	$18.6	$18.9
Core rev/case PY	$17.4	$17.7	$17.6	$17.7	$17.6	$17.9
Core Beverage selling price vs PY	1%	1%	4%	6%	6%	6%

Cost of goods sold
Core cogs/case CY	$11.8	$11.8	$11.7	$11.3	$10.8	$10.4
Core cogs/case PY	$11.4	$11.2	$11.2	$11.6	$11.8	$11.8
Core Beverage COGS vs PY	4%	5%	4%	-2%	-9%	-12%

Beverage profit
Reed’s	1,540	1,660	1,775	1,661	1,930	2,337
Virgil’s	1,118	1,244	1,574	1,384	1,500	1,668
Core Gross Profit	$2,658	$2,904	$3,349	$3,045	$3,430	$4,005
Core Profit vs PY	-8%	-16%	-3%	17%	29%	38%

Other
Candy Gross Profit	$139	$75	$127	$152	$131	$90
Discounts	$1,059	$867	$1,178	$899	$567	$972
Idle Plant	$788	$588	$799	$866	$676	$392

As part of the Company’s ongoing initiative to simplify and streamline operations by reducing the number of SKUs that we offer, the Company has identified certain of its products on which to place its strategic focus. These core products consist of Reed’s and Virgil’s branded beverages. Non-core products consist primarily of discontinued Reed’s and Virgil’s skus, private label beverages and candy. Certain products that were formerly considered to be core products have been redefined as non-core. All periods presented have been adjusted to reflect the change.

Top Line Discussion

Sales

As a result of our decision to focus on the core Reed’s and Virgil’s beverage brands and simplify operations by reducing the overall number of SKUs that we offer, the Company’s core beverage volume for the quarter ended June 30, 2018 represents 93% of all beverage volume.

Gross sales revenue during the three months ended June 30, 2018 increased by 6% to $10,361, compared to the same period in the prior year of $9,731. Core brand gross revenue increased 13% during the current quarter as compared to the year ago quarter, from $8,538 to $9,639. This increase was partially offset by declines in non-core brands as a result of our 2017 SKU reduction. On a 12-ounce case basis, price on our core brands increased $1.00 per 12-ounce case or 6% year over year while volume increased by 7% during the current quarter as compared to the year-ago quarter. The major driver of the increase was the successful launch of Virgil’s Zero cans.

Net sales revenue increased in the second quarter of 2018 to $9,389 from $8,864 in the same period in 2017. Promotional spending increased to $972 versus $867 during the same period of the prior year, however as a percentage of gross revenues it remained flat at 9% because the increase in revenues kept pace with the increase in promotional spending.

Cost of Goods Sold and Produced

Cost of goods sold decreased $638 during the second quarter of 2018 as compared to the year-ago quarter, despite increased volume. As a percentage of net sales, cost of goods sold decreased 11 percentage points in the second quarter of 2018, to 63% from 74% in the year-ago period. On a 12-ounce case basis, cost of goods sold decreased to $10.4 from $11.8 or $1.40 per 12-ounce case. The main drivers of decrease were a reduction in packaging costs, mainly a reduction in glass, and productivity gains realized from the reduction in SKUs.

Cost of goods produced represents the cost of goods sold plus the costs associated with maintaining idle capacity in our Los Angeles manufacturing facility. Idle plant costs decreased in the second quarter of 2018 to $392 from $588 in the same period in 2017, as a result of higher production volumes.

Upon completion of the Company’s plan to exit its Los Angeles operations, substantially all of our idle plant costs will be eliminated.

Gross Margin

Our price restructuring, along with the significant reduction in cost of sales discussed above, resulted in a 13 percentage point increase in gross margin in the second quarter of 2018, to 32% when compared to 19% in same quarter of 2017.

Operating Expense Discussion

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling expenses increased in the second quarter of 2018 to $1,247 from $869 in the same period in 2017. As a percentage of net sales, delivery costs were 13%, as compared to 10% in the year-ago period. This increase was due to transition charges from and to new warehouse partners and an industry wide increase in freight rates.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, design and PR agencies, sales support, broker fees, marketing programs and trade shows. Beginning in 2018 the Company began analyzing its sales and marketing efforts as two distinct expense categories. Marketing expenses consist of direct marketing, marketing labor and marketing support costs. Selling expenses consist of all other selling-related expenses.

Total selling and marketing expenses were $1,210 during the second quarter of 2018, compared to $728 during the year-ago period. As a percentage of net sales, Selling and Marketing costs increased to 13% during the three months ended June 30, 2018, as compared to 8% during the same period of the prior year, as a result of invest ahead activities during the 2018 quarter. The increased investment in sales and marketing is consistent with the Company’s strategy to refresh and re-accelerate growth of the core brands.

Marketing expenses for second quarter of 2018 aggregated $494. Marketing expenses were not tracked separately in the year-ago period. As a percentage of net sales, Marketing expenses equaled 5%.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased in the second quarter of 2018 to $3,407 from $1,259, an increase of $2,148 over the same period in 2017. The main drivers of the increase were non-cash employee stock option and restricted stock expense aggregating $820, bonus accruals of $571, and one-time severance accruals related to our planned move to Norwalk, Connecticut of $642.

Loss from Operations

As a result of the changes discussed above, the loss from operations was $2,822 for the three months ended June 30, 2018, as compared to a loss of $1,173 in the same period of 2017.

Interest and Other Expense

Interest and other expense for the three months ended June 30, 2018 consisted of $435 of interest expense and $118 of expense related to a change in the fair value of our warrant liability. During the same period of 2017, interest expense aggregated $995 and we incurred financing and warrant modification costs of $978, which partially offset a benefit of $3,299 from the change in fair value of our warrant liability. The decrease in interest expense, to $435 during the current quarter from $995 during the year ago quarter, is the result of lower average borrowings during the current quarter.

Modified EBITDA

In addition to our GAAP results, we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, depreciation and amortization, stock-based compensation, changes in fair value of warrant expense, and one-time employee severance costs.

Management considers our core operating performance to be that which our managers can affect in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period. Non-GAAP adjustments to our results prepared in accordance with GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Modified EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Modified EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of net income (loss) to Modified EBITDA for the three months ended June 30, 2018 and 2017 (unaudited; in thousands):

	Three Months Ended June 30,
	2018	2017
Net income (loss)	$(3,375)	$153

Modified EBITDA adjustments:
Depreciation and amortization	160	194
Interest expense	435	995
Stock option and RSU compensation	902	178
Financing costs	0	978
Change in fair value of warrant liability	128	(3,299)
Employee severance costs	642	0
Total EBITDA adjustments	$2,267	$(954)

Modified EBITDA	$(1,108)	$(801)

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; and in making compensation decisions and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Modified EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Modified EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Modified EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Modified EBITDA does not reflect any cash requirements for such replacements.

Results of Operations – Six months ended June 30, 2018

The following table sets forth key statistics for the six months ended June 30, 2018 and 2017, respectively, in thousands:

	Six Months Ended June 30,		Pct.
	2018	2017	Change
Gross sales *	$19,216	$19,087	1%
Less: Promotional and other allowances**	1,539	1,928	-20%
Net sales	17,677	17,159	3%

Cost of tangible goods sold	11,264	13,015	-13%
As a percentage of:
Gross sales	59%	68%
Net sales	64%	76%
Cost of goods sold – idle capacity	1,068	1,376	-22%
As a percentage of net sales	6%	8%
Gross profit	$5,345	$2,768	93%
Gross profit margin as a percentage of net sales	30%	16%

Expenses
Delivery and handling	$2,203	$1,612	37%
Selling and marketing	2,223	1,516	47%
General and administrative	4,866	2,297	112%
Total Operating expenses	$9,292	$5,425	71%

Loss from operations	$(3,947)	$(2,657)	49%

Interest expense and other expense	(1,044)	817	-228%

Net loss to stockholders	$(4,991)	$(1,840)	171%

Weighted average shares outstanding	25,067,054	13,982,230	79%

Net income(loss) per share	$(0.20)	$(0.13)	51%

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

** Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the disclosure thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following: (i) reimbursements given to the Company’s distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (ii) the Company’s agreed share of fees given to distributors and/or directly to retailers for in-store marketing and promotional activities; (iii) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (iv) incentives given to the Company’s distributors and/or retailers for achieving or exceeding certain predetermined sales goals; and (v) discounted or free products. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year.

Top Line Discussion

Sales

As a result of our decision to focus on the core Reed’s and Virgil’s beverage brands and simplify operations by reducing the overall number of SKUs that we offer, the Company’s core beverage volume for the six month period ended June 30, 2018 represents 93% of all beverage volume.

Gross sales revenue increased to $19,216 during the six months ended June 30, 2018 from $19,087 during the year-ago period. On a core product 12 ounce case basis, price increased $1.00 per 12-ounce case or 6% year over year while volume increased 1% during the year-to-date period. The main driver of the increase was a price restructuring implemented during the third quarter of 2017 as well as the launch of Virgil’s Zero cans.

Net sales revenue increased during the six months ended June 30, 2018, to $17,677 from $17,159 in the same period of 2017. The net sales increase was primarily the result of the Company’s 2017 price restructuring. As a percentage of gross revenues, promotional spending decreased to 8% during the six-month period as compared to 10% in the same period of the prior year as the Company took steps to optimize its strategy and approach to investment against promotional programs.

Cost of Goods Sold and Produced

Cost of goods sold decreased during the six months ended June 30, 2018 to $11,264 from $13,015 in the same period in 2017. The main driver of decrease was a reduction in packaging costs in glass and productivity gains realized from the reduction in SKUs.

Cost of goods produced represents the cost of goods sold plus the costs associated with maintaining idle capacity in our Los Angeles manufacturing facility. Idle plant costs aggregated $1,068 during the six months ended June 30, 2018, compared to $1,376 in the same period in 2017.

Upon completion of the Company’s plan to exit its Los Angeles operation, substantially all of our idle plant costs will be eliminated.

Gross Margin

Our price restructuring, along with the significant reduction in cost of sales discussed above, resulted in gross margin almost doubling during the six months ended June 30, 2018, to 30% when compared to 16% in same period of 2017.

Operating Expense Discussion

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling expenses increased in the six months ended June 30, 2018 to $2,203 from $1,612 in the same period of 2017. As a percentage of net sales, delivery costs were 12%, compared to 9% during the year-ago period. This increase was due to transition charges from and to new warehouse partners and an industry wide increase in freight rates.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, design and PR agencies, sales support, broker fees, marketing programs and trade shows. Beginning in 2018, the Company began analyzing its sales and marketing efforts as two distinct expense categories. Marketing expenses consist of direct marketing, marketing labor and marketing support costs. Selling expenses consist of all other selling-related expenses.

Total selling and marketing expenses increased during the six months ended June 30, 2018, to $2,223 from $1,516 during the same period in 2017, primarily driven by increased investment in sales and marketing personnel and support agencies, new broker relationships and trade show activity. As a percentage of net sales, selling and marketing costs increased to 13%, compared to 9% during the six months ended June 30, 2017, as a result of invest ahead activities during the period. The increased investment in sales and marketing is consistent with the company’s strategy to refresh and re-accelerate growth of the core brands.

Marketing expenses for the six months ended June 30, 2018 aggregated $718. Marketing expenses were not tracked separately in the year-ago period. As a percentage of net sales, marketing costs equaled 4%.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased during the six months ended June 30, 2018 to $4,866 from $2,297, an increase of $2,569 over the same period in 2017. The main drivers of the increase were non-cash stock option and restricted stock expense aggregating $1,065, bonus accruals of $571, and one-time severance accruals related to our planned move to Norwalk, Connecticut of $642.

Loss from Operations

As a result of the changes discussed above, the loss from operations was $3,947 for the six months ended June 30, 2018, as compared to a loss of $2,657 in the same period of 2017.

Interest and Other Expense

Interest and other expense for the six months ended June 30, 2018 consisted of $921 of interest expense and $123 of expense related to the change in fair value of our warrant liability. During the same period of 2017, interest expense aggregated $1,513 and we incurred financing and warrant modification costs of $978, which partially offset a benefit of $3,308 from the change in fair value of our warrant liability. The decrease in interest expense, to $921 during the current six-month period from $1,513 during the same period of the prior year, is the result of lower average borrowings during the current six-month period.

Modified EBITDA

In addition to our GAAP results, we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, depreciation and amortization, stock-based compensation, changes in fair value of warrant expense, and one-time employee severance costs.

Management considers our core operating performance to be that which our managers can affect in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period. Non-GAAP adjustments to our results prepared in accordance with GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Modified EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Modified EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of net income (loss) to Modified EBITDA for the six months ended June 30, 2018 and 2017 (unaudited; in thousands):

	Six Months Ended June 30,
	2018	2017
Net income (loss)	$(4,991)	$(1,840)

Modified EBITDA adjustments:
Depreciation and amortization	337	813
Interest expense	921	1,513
Stock option and RSU compensation	1,176	318
Financing costs	0	978
Change in fair value of warrant liability	123	(3,308)
Employee severance costs	642	0
Total EBITDA adjustments	$3,199	$314

Modified EBITDA	$(1,792)	$(1,526)

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; and in making compensation decisions and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Modified EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Modified EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Modified EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Modified EBITDA does not reflect any cash requirements for such replacements.

Liquidity and Capital Resources

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2018, the Company recorded a net loss of $4,991 and used cash in operations of $10,415. As of June 30, 2018, we had a stockholder’s deficit of $2,734 and a working capital shortfall of $289 compared to stockholder’s equity of $508 and working capital of $2,303 at December 31, 2017. The increase in cash used in operating activities primarily relates to investments in inventory to support plans for manufacturing transition, the launch of Virgil’s Zero Sugar and to ensure inventory levels sufficient to meet anticipated demand, as well as cash used to pay stretched payables during the first quarter of 2018.

As of June 30, 2018, the Company had a cash balance of $1,807 and had available borrowing on our Revolving Line of Credit of $2,004, for a total of $3,811 of cash availability. The Revolving Line of Credit matures in October 2018. The Company’s Term Loans and Capital Expansion Loan (together, the “Bank Notes”), totaling $6,244, also become due in October 2018. On July 19, 2018, the Company executed a term sheet for the refinancing of all of these amounts, and management anticipates that the refinancing will be completed prior to October 2018.

Historically, we have financed our operations through public and private sales of common stock, issuance of preferred and common stock, convertible debt instruments, term loans and credit lines from financial institutions, and cash generated from operations. We expect to complete a refinancing of the current credit line and certain terms loans and moving forward our primary capital source will be positive cash flow from operations. Beginning in June of 2017, we took decisive action to improve our profitability and operating cash flow, including increased outsourcing of our manufacturing process, streamlining our product portfolio, negotiating improved vendor contracts and restructuring our selling prices. The result was a 14 percentage point increase in gross margin for the six months ended June 30, 2018, as compared to the same period of 2017.

The Company anticipates the exit of our Los Angeles plant to be completed in 2018, and in December 2017 we recorded a $3,925 impairment charge for fixed asset costs that we do not believe to be recoverable. Additionally, as a result of the planned move of our corporate headquarters (see Note 13), we recorded a charge of $642 for severance and other employee termination costs in June of 2018. We may incur additional charges including, but not limited to additional cash-related expenses, non-cash impairment charges, discontinued operations and/or other costs in connection with exit and disposal activities. Such transactions will be recognized when appropriate and may require cash payments for obligations such as one-time employee involuntary termination benefits, lease and other contract termination costs, costs to close facilities, employee relocation costs and ongoing benefit arrangements.

If our sales goals do not materialize as planned, we believe the Company will be able to reduce its operating costs sufficiently to achieve positive cash flow from operations. However, there can be no assurance that we will generate sufficient revenues from product sales in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, or restructure our debt as planned, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans. There can be no assurance we will be able to obtain financing on acceptable terms, or at all.

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

Revenue Recognition On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASC 606”). Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products or services to our customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products or services to a customer.

The Company previously recognized and continues to recognize revenue when risk of loss transfers to our customers and collection of the receivable is reasonably assured, which generally occurs when product is shipped. A written order from the customer must be received and credit acceptance procedures performed prior to shipment of product.

The Company does not allow for returns, except for damaged products when the damage occurred pre-fulfillment. Damaged product returns have historically been insignificant. Because of this, the standalone nature of our products, and our assessment of performance obligations and transaction pricing for our sales contracts, we do not currently maintain a contract asset or liability balance at this time for obligations. We assess our contracts and the reasonableness of our conclusions on a quarterly basis.

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

The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the six months ended June 30, 2018.

Management believes that the accounting estimates related to assessing impairment of our long lived assets, including our trademark license and trademarks, are “critical accounting estimates” because: (1) they are highly susceptible to change from period to period because it requires estimates of fair value, based on assumptions about cash flows and discount rates; and (2) the impact of an impairment could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and we expect they will continue to do so.

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

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

Reed’s, Inc. (Registrant)

Date: 8/13/18	/s/ Valentin Stalowir
Valentin Stalowir
Chief Executive Officer
(Principal Executive Officer)

Date: 8/13/18	/s/ Iris Snyder
Iris Snyder
Chief Financial Officer
(Principal Financial Officer)

