Form 10-Q
period 2018-09-30
REED'S, INC.
filed 2018-11-14
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-32501

REED’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2177773
(State of incorporation)	(I.R.S. Employer Identification No.)

201 Merritt 7, Norwalk, CT. 06851

(Address of principal executive offices) (Zip Code)

(800) 997-3337

(Registrant’s telephone number, including area code)

13000 South Spring St, Los Angeles CA 90061

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 25,711,809 shares of Common Stock outstanding as of October 31, 2018.

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

2

3

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S INC.

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$188	$12,127
Accounts receivable, net of allowance for doubtful accounts and returns and discounts of $564 and $601, respectively	4,436	2,691
Inventory, net of reserve for obsolescence of $635 and $509, respectively	7,041	5,931
Prepaid expenses and other current assets	438	199
Total Current Assets	12,103	20,948

Property and equipment, net of accumulated depreciation of $494 and $799, respectively	157	174
Equipment held for sale, net of impairment reserves of $5,925	1,921	2,549
Intangible assets	805	805
Total assets	$14,986	$24,476

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$3,272	$7,480
Accrued expenses	1,869	220
Advances from officers	50	277
Revolving line of credit	2,689	3,301
Current portion of capital leases payable	140	198
Current portion of long term financing obligation	231	222
Bank notes	6,040	6,947
Total current liabilities	14,291	18,645

Capital leases payable, less current portion	107	236
Long term financing obligation, less current portion, net of discount of $632 and $714, respectively	1,149	1,250
Convertible note to a related party	4,036	3,690
Warrant liability	133	36
Other long term liabilities	94	111
Total Liabilities	19,810	23,968

Stockholders’ equity (deficit):
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 40,000,000 shares authorized, 25,658,159 and 24,619,591 shares issued and outstanding, respectively	3	2
Common stock issuable, 616,602 and 400,000 shares, respectively	754	680
Additional paid in capital	52,096	49,833
Accumulated deficit	(57,771)	(50,101)
Total stockholders’ equity (deficit)	(4,824)	508
Total liabilities and stockholders’ equity (deficit)	$14,986	$24,476

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
Net Sales	$10,796	$10,887	$28,473	$28,046
Cost of goods sold	8,115	8,825	$20,447	23,216
Gross profit	2,681	2,062	8,026	4,830

Operating expenses:
Delivery and handling expense	1,395	1,119	3,598	2,731
Selling and marketing expense	1,378	828	3,601	2,344
General and administrative expense	1,987	1,105	6,853	3,402
Impairment of assets	0	2,000	0	2,000
Total operating expenses	4,760	5,052	14,052	10,477

Loss from operations	(2,079)	(2,990)	(6,026)	(5,647)
Interest expense	(621)	(757)	(1,542)	(2,270)
Financing and warrant modification costs	0	(1,798)	0	(2,776)
Change in fair value of warrant liability	26	(72)	(97)	3,236

Net loss basic and diluted	(2,674)	(5,617)	(7,665)	(7,457)

Dividends on Series A Convertible Preferred Stock	-	-	(5)	(5)
Net loss attributable to common stockholders	$(2,674)	$(5,617)	$(7,670)	$(7,462)
Weighted average number of shares outstanding – basic and diluted	25,587,191	15,033,083	25,242,780	14,336,375
Loss per share – basic and diluted	$(0.10)	$(0.37)	$(0.30)	$(0.52)

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2018

(Unaudited)

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	(Deficit)
Balance, December 31, 2017	24,619,591	$2	9,411	$94	400,000	$680	$49,833	$(50,101)	$508

Fair value of vested options	-	-	-	-	-	-	864	-	864

Shares granted to an Officer for services	37,052	-	-	-	-	-	100	-	100

Shares granted to Directors and Officers for services	-	-	-	-	854,592	655	-	-	655

Dividends on Series A Convertible Preferred Stock	1,734	-	-	-	-	-	5	(5)	-

Common shares issued to Directors and Officers pursuant to previous grants	638,575	-	-	-	(638,575)	(581)	581	-	-

Exercise of warrants	361,207	1	-	-	-	-	713	-	714

Net Loss	-	-	-	-	-	-	-	(7,665)	(7,665)

Balance, September 30, 2018	25,658,159	$3	9,411	$94	616,017	$754	$52,096	$(57,771)	$(4,824)

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

(Amounts in thousands)

	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$(7,665)	$(7,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	492	430
Amortization of discount on Long-term financing obligation	82	728
Loss on cancellation of capital leases	94	-
Stock options issued to employees for services	864	199
Common stock issuable for services	655	99
Common stock issued for services	100	-
(Decrease) increase in allowance for doubtful accounts	(37)	122
Reserve for impairment on equipment held for sale	-	2,000
(Decrease) increase in inventory reserve	126	-
(Decrease) increase in fair value of warrant liability	97	(3,236)
Fair value of warrants recorded as financing costs	-	908
Cost of warrant modification		1,868
Accrual of interest on Convertible note to a related party	346	-
Changes in operating assets and liabilities:
Accounts receivable	(1,707)	(825)
Inventory	(1,236)	(930)
Prepaid expenses and other assets	(239)	199
Accounts payable	(4,100)	1,033
Accrued expenses	1,648	176
Other long term obligations	(16)	(43)
Net cash used in operating activities	(10,496)	(4,729)
Cash flows from investing activities:
Proceeds from sale of property and equipment	52	-
Purchase of property and equipment	(102)	(535)
Net cash provided by (used in) investing activities	(50)	(535)
Cash flows from financing activities:
Borrowings on line of credit	13,495	38,355
Repayments of line of credit	(14,107)	(37,586)
Principal repayments on capital expansion loan	(907)	(538)
Principal repayments on long term financial obligation	(174)	(139)
Advances from officers	50	277
Repayment of amounts due to officers	(277)	-
Principal repayments on capital lease obligation	(187)	(141)
Exercise of warrants	714	1,650
Proceeds from sale of common stock	-	200
Proceeds from issuance of convertible note	-	3,083
Net cash provided by (used in) financing activities	(1,393)	5,161
Net decrease in cash	(11,939)	(103)
Cash at beginning of period	12,127	451
Cash at end of period	$188	$348

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$971	$2,074
Non Cash Investing and Financing Activities:
Debt discount on note recognized as warrant liability	$-	$3,083
Property and equipment acquired through capital expansion loan	$-	$723
Preferred Stock dividends paid in Common Stock	$5	$5
Reclass of property to equipment held for sale	$-	$4,465
Extinguishment of warrant liability	$-	$2,634
Vendor credits issued for fixed asset purchase	$108	$-

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(In thousands, except share and per share amounts)

1. Basis of Presentation and Liquidity

The accompanying interim condensed financial statements of Reed’s, Inc. (the “Company”, “we”, “us”, or “our”), are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position at September 30, 2018 and the results of operations and cash flows for the three and nine months ended September 30, 2018 and 2017. The balance sheet as of December 31, 2017 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on April 2, 2018.

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

On October 4, 2018, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc., which replaced its existing credit facility with PMC. See Note 13. Management anticipates that the Company’s annual debt service requirements will be reduced by approximately $1,500 as a result of the refinancing. The new credit facility is for a term of 2.5 years, and provides for borrowings of up to $13,000. Concurrently with the execution of the financing agreement, all obligations to PMC under the Company’s existing credit facility were repaid in full in an aggregate amount of $8,758. Upon completion of these transactions on October 4, the Company had $1,300 of unused borrowing capacity under the financing agreement.

For the nine months ended September 30, 2018, the Company recorded a net loss of $7,665 and used cash in operations of $10,496. As of September 30, 2018, we had a cash balance of $188, a stockholder’s deficit of $4,824 and a working capital shortfall of $2,188 compared to a cash balance of $12,127, stockholder’s equity of $508 and working capital of $2,303 at December 31, 2017.

Historically, we have financed our operations through public and private sales of common stock, issuance of preferred and common stock, convertible debt instruments, term loans and credit lines from financial institutions, and cash generated from operations. Beginning in June of 2017, we took decisive action to improve our profitability and operating cash flow, including increased outsourcing of our manufacturing process, streamlining our product portfolio, negotiating improved vendor contracts and restructuring our selling prices. The result was an 11 percentage point increase in gross margin for the nine months ended September 30, 2018, as compared to the same period of 2017.

In September of 2018, the Company completed the relocation of its headquarters to Norwalk, Connecticut. The Company’s move is consistent with its recent focus on a streamlined sales and marketing organization that is better positioned for future growth and enhanced profitability. The new Norwalk office serves as headquarters for the Company’s operations, business development, sales and marketing, finance, supply chain, HR and other corporate functions. With key leadership already based in the Tri-State area, including support agencies leading the Company’s marketing, advertising and public relations efforts, this will ensure a seamless transition.

The Company anticipates the exit of our Los Angeles plant to be completed in 2018, and in fiscal 2017 we recorded impairment charges aggregating $5,925 for fixed asset costs that we do not believe to be recoverable. Additionally, as a result of the move of our corporate headquarters, we recorded a charge of $642 for one-time severance and other employee termination costs in June of 2018. In September of 2018 we recorded charges aggregating $492 to revalue inventory that is no longer consistent with the Company’s strategic product focus.

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

The Company does not allow for returns, except for damaged products when the damage occurred pre-fulfillment. Damaged product returns have historically been insignificant. Because of this, the stand-alone nature of our products, and our assessment of performance obligations and transaction pricing for our sales contracts, we do not currently maintain a contract asset or liability balance for obligations. We assess our contracts and the reasonableness of our conclusions on a quarterly basis.

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

For the periods ended September 30, 2018 and 2017, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	September 30, 2018	September 30, 2017
Convertible note to a related party	2,266,667	-
Warrants	6,951,173	1,908,616
Common stock equivalent of Series A Convertible Preferred Stock	37,644	37,644
Unvested restricted common stock	616,017	-
Options	3,440,904	714,500
Total	13,312,405	2,660,760

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 amends certain disclosure requirements pertaining to fair value measurement, and is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of ASU 2018-13 is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Concentrations

During the three months ended September 30, 2018, the Company’s largest two customers accounted for 22% and 18% of gross sales, respectively. During the nine months then ended, these customers accounted for 24% and 13% of gross sales, respectively.

During the three months ended September 30, 2017, the Company’s two largest customers accounted for 19% and 15% of gross sales, respectively. During the nine months ended September 30, 2017, two customers accounted for 21% and 11% of gross sales, respectively.

As of September 30, 2018, the Company had accounts receivable from three customers which comprised 20%, 16% and 12%, respectively, of its gross accounts receivable. As of December 31, 2017, accounts receivable from two customers comprised approximately 23% and 16% of gross accounts receivable, respectively.

During the three months ended September 30, 2018, the Company made 10% of its purchases from its largest vendor. During the nine months then ended, 15% of all purchases were made from this vendor.

During both the three and nine months ended September 30, 2017, a single vendor accounted for approximately 18% of all purchases.

As of September 30, 2018, the Company’s largest vendor accounted for 15% of the total accounts payable. As of December 31, 2017, this vendor accounted for 20% of total accounts payable.

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

As of September 30, 2018, and December 31, 2017, the Company’s balance sheets included warrant liabilities aggregating $133 and $36 respectively, measured at fair value based on Level 2 inputs.

3. Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market, and net of reserves is comprised of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw Materials and Packaging	$3,674	$2,670
Finished Goods	3,367	3,261
Total	$7,041	$5,931

The Company’s reserve for slow moving and obsolete inventory aggregated $635 and $509 as of September 30, 2018 and December 31, 2017, respectively. In September of 2018, the Company recognized a charge of $492 to revalue certain inventory that is no longer consistent with management’s strategic product focus.

4. Property and Equipment

Property and equipment is comprised of the following (in thousands):

	September 30, 2018	December 31, 2017
Vehicles	$205	$568
Computer hardware and software	446	404
Total cost	651	972
Accumulated depreciation	(494)	(799)
Net book value	$157	$174

Depreciation expense for the three months ended September 30, 2018 and 2017 was $155 and $171, respectively. Depreciation expense for the nine months then ended was $492 and $430, respectively.

Equipment held for sale consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Equipment held for sale	$4,184	$4,370
Plant facility	3,672	4,104
Reserve	(5,935)	(5,925)
Net book value	$1,921	$2,549

During the year ended December 31, 2017, we recorded impairment charges aggregating $5,925 to reduce the carrying amount of our Los Angeles assets to the amount we believe to be recoverable.

During the period ended September 30, 2018, we reclassified all the assets of our Los Angeles manufacturing facility to Equipment Held for Sale, in keeping with management’s intention to complete our exit from the facility in 2018.

5. Intangible Assets and Impairment Policy

Intangible assets are comprised of brand names acquired. They have been assigned an indefinite life, as we currently anticipate that they will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized, but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life remains appropriate. We first assess qualitative factors to determine whether it is more likely than not that the asset is impaired. If further testing is necessary, we compare the estimated fair value of our asset with its book value. If the carrying amount of the asset exceeds its fair value, as determined by the discounted cash flows expected to be generated by the asset, an impairment loss is recognized in an amount equal to that excess. Based on management’s measurement, there were no indications of impairment at September 30, 2018.

Intangible assets consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Virgil’s	576	$576
Sonoma Sparkler	229	229
Brand names	$805	$805

6. Advances from Related Parties

In 2017, Christopher Reed (the former Chief Executive Officer and current Chief Innovation Officer of the Company), Robert Reed (the brother of Christopher Reed), and Daniel Miles (former Chief Financial Officer of the Company), collectively advanced $571 to the Company for working capital uses. As of December 31, 2017, $277 of these advances remained outstanding. This balance was repaid during the quarter ended March 31, 2018 with a three percent fee. In June of 2018, production materials aggregating $50 were purchased by Christopher Reed in anticipation of our exit from the Los Angeles facility, and reimbursement is due him as of September 30, 2018. The Company anticipates reimbursing Mr. Reed for this expenditure in the fourth quarter of 2018.

7. Line of Credit and Bank Notes

As of September 30, 2018, the Company had a Loan and Security Agreement with PMC Financial Services Group, LLC (the “PMC Agreement”), which included a $6,000 Revolving Line of Credit, a $3,000 Term Loan, and a Capital Expansion Loan (“CAPEX Loan”). Amounts borrowed under the PMC Agreement were secured by substantially all the assets of the Company and became due in October 2018.

On October 4, 2018, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc., which replaced its existing credit facility with PMC. See Note 13. Concurrently with the execution of the new financing agreement, all obligations to PMC were repaid in full in an aggregate amount of $8,758.

Amounts outstanding under the PMC Agreement were as follows (in thousands):

	September 30, 2018	December 31, 2017
Revolving Line of Credit	$2,689	$3,301
Term Loans	3,000	3,000
CAPEX loan	3,040	3,947
	$8,729	$10,248

Interest Rates

Interest rates on borrowings under the PMC Agreement were generally calculated on a sliding scale based on our trailing six month EBITDA. If unused cash availability met pre-established thresholds, interest rates were generally reduced to a contractual base rate plus any increase in the prime rate. The Revolving Line of Credit also bore a monthly collateral monitoring fee of .45%.

8. Leases Payable

Future minimum payments on capital leases as of September 30, 2018 are as follows (in thousands).

Years Ending December 31,
2018	$122
2019	30
2020	23
2021	78
Total payments	$255
Less: Amount representing interest	7
Present value of net minimum lease payments	$247
Less: Current portion	140
Non-current portion	$107

In conjunction with the October 2018 execution of the Company’s new finance agreement, certain equipment lease obligations were repaid in full to PMC in the aggregate amount of $195. Accordingly, these obligations are included in 2018 minimum lease payments in the table above.

In September of 2018 the Company entered into an operating lease for 8,620 feet of office space in Norwalk, Connecticut. The term of the lease is 6.5 years with monthly payments of $9 during the first 30 months, after which they adjust to $18 per month.

9. Long-term Financing Obligation

Our Long-term financing obligation is comprised of the following (in thousands):

	September 30, 2018	December 31, 2017
Financing obligation	$2,012	$2,186
Unamortized valuation discount	(632)	(714)
Net financing obligation	$1,380	$1,472
Less current portion	(231)	(222)
Long term financing obligation	$1,149	$1,250

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

In connection with the financing obligation and subsequent amendments, the Company issued 200,000 warrants to purchase its common stock. The 200,000 warrants were valued at an aggregate amount of $1,336 which was recorded as a valuation discount. The discount is being amortized over 15 years, the term of the purchase option. The balance of unamortized valuation discount at September 30, 2018 and December 31, 2017 was $632 and $714, respectively. Amortization of valuation discount was $82 during the nine month period ended September 30, 2018.

10. Convertible Note to a Related Party

The Convertible Note to a Related Party consists of the following (in thousands):

	September 30, 2018	December 31, 2017
12% Convertible Note Payable	$3,400	$3,400
Accrued Interest	636	290
Total obligation	$4,036	$3,690

On April 21, 2017, pursuant to a Securities Purchase Agreement, the Company issued a Secured, Convertible, Subordinated, Non-Redeemable Note in the principal amount of $3,400 (the “Raptor Note”) and warrants to purchase 1,416,667 shares of common stock. The purchaser, Raptor/Harbor Reeds SPV LLC (“Raptor”), beneficially owned approximately 28% of the Company’s common stock at each of September 30, 2018 and December 31, 2017.

The note bears interest at a rate of 12% per annum, compounded monthly. It is secured by the Company’s assets, subordinate to the first priority security interest of Rosenthal & Rosenthal (see Note 13). The note may not be prepaid and matures on April 21, 2021. It may be converted, at any time and from time to time, into shares of common stock of the Company, at a revised conversion price of $1.50.

The warrant will expire on April 21, 2022 and has an adjusted exercise price of $1.50 per share as of September 30, 2018. The note and warrant contain customary anti-dilution provisions, and the shares of common stock issuable upon conversion of the note and exercise of the warrant have been registered on Form S-1. The investor was also granted the right to participate in future financing transactions of the Company for a term of two years.

In October of 2018, the Company entered into a new financing agreement to replace its existing agreement with PMC. In conjunction therewith, the Raptor Note was amended to provide for additional advances of up to $4,000 in the event that Raptor exercises a put option that was granted to it as part of the refinancing. In return, the exercise price of 750,000 of Raptor’s outstanding warrants was reduced to $1.10 per share. See Note 13.

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

The fair value of the warrant liability was determined using the Black-Scholes-Merton option pricing model at September 30, 2018 and December 31, 2017, using the following assumptions:

	September 30, 2018	December 31, 2017
Stock Price	$3.25	$1.55
Risk free interest rate	2.46%	1.74%
Expected volatility	53.38%	56.06%
Expected life in years	2.67	3.42
Expected dividend yield	0%	0%

Fair Value - Warrants	$133	$36

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

12. Stock Based Activity

Common stock issued

On January 10, 2018, the Compensation Committee of the Company’s Board of Directors (“Board”) awarded certain independent Directors an aggregate of 400,000 shares of restricted common stock pursuant to Reed’s 2017 Incentive Compensation Plan (“the Plan”). The shares were issued as compensation for services provided during 2017. Accordingly the Company recognized $680, the fair value of the shares, as compensation expense during the year ended December 31, 2017, and reflected this amount as common stock issuable. The shares were issued during the first quarter of 2018.

Stock Awards

The following table summarizes restricted stock activity during the nine months ended September 30, 2018:

	Number of Shares	Fair Value at Date of Issuance	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2017	400,000	$680	1.70
Granted	854,592	1,412	1.65
Vested	(638,575)	(1,086)	1.70
Forfeited	0	0	-
Non-vested, September 30, 2018	616,017	$1,006	1.63

In the first quarter of 2018, the Compensation Committee granted an aggregate of 70,588 shares of restricted common stock to the Company’s independent Directors pursuant to the Plan. The shares vest in four equal installments during 2018, and the $120 fair value of the shares is being amortized ratably over that period. During the nine months ended September 30, 2018, 52,941 vested shares with a fair value of $90 were issued.

On January 10, 2018, pursuant to its employment agreement with Mr. Valentin Stalowir, Chief Executive Officer of the Company, dated June 28, 2017, the Compensation Committee granted to Mr. Stalowir an award of 371,268 shares of restricted common stock with a fair value of $631, pursuant to the Plan. The award vests over 18 months, and the fair value of the grant is being amortized to compensation expense through June 2019. During the nine months ended September 30, 2018, 185,634 shares of common stock with a fair value of $316 vested pursuant to the award and were issued to Mr. Stalowir.

On March 28, 2018, the Compensation Committee awarded Mr. Stalowir an additional 412,736 shares of restricted common stock with a fair value of $660 pursuant to the Plan. This award is subject to shareholder approval to increase the number of shares available under the Plan, and will not otherwise be issued until January 2019. The fair value of these shares is also being amortized to compensation expense through June 2019 when the shares vest.

On July 9, 2018, the Compensation Committee approved the grant of 37,052 shares of common stock to an Officer for services rendered, pursuant to the Plan. The shares vested immediately; accordingly the $100 fair value of the shares was recorded as compensation expense during the nine months ended September 30, 2018.

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

During the nine months ended September 30, 2018, an aggregate of $655 was recognized as compensation expense relative to these awards. As of September 30, 2018, the amount of unvested compensation related to issuances of restricted common stock awards was $754, which will be recognized as an expense in future periods as the shares vest.

Stock options

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	677,500	$4.31
Granted	3,285,954	1.86
Exercised	-	-
Unvested Forfeited or expired	406,300	2.65
Vested Forfeited or expired	116,250	4.22
Outstanding at September 30, 2018	3,440,904	$2.17	8.63	$4,172,877
Exercisable at September 30, 2018	636,209	$3.01	5.38	$517,419

The aggregate intrinsic value was calculated as the difference between the closing market price as of September 30, 2018, which was $3.25, and the exercise price of the outstanding stock options.

On January 10, 2018, pursuant to its employment agreement with Valentin Stalowir dated June 28, 2017, the Compensation Committee granted to Mr. Stalowir options to purchase 371,268 shares of stock, pursuant to the Plan. The options have an exercise price of $1.70, vest over 18 months, and have a 10 year life. The $370 fair value of the options is being amortized through June 2019.

On March 28, 2018, the Compensation Committee granted options to purchase 1,653,950 shares of common stock to certain current employees, officers and Directors pursuant to the Plan. One half of these options vest annually over a four-year period; the other half of these options will vest based on performance criteria to be established by the Board at its discretion. The $1,441 fair value of the options is being amortized through March 31, 2022.

Also, on March 28, 2018, Compensation Committee approved the repricing of 100,000 options issued to former Chief Financial Officer Dan Miles pursuant to the 2015 Plan to the market price of $1.60, and extended the option period an additional four years.

On March 28, 2018, the Compensation Committee awarded Mr. Stalowir options to purchase 412,736 shares of common stock, which are subject to shareholder approval to increase the number of shares available under the Plan, and are not otherwise issuable until January 2019. One half of these options will vest annually over a four-year period; the other half of these options will vest based on performance criteria to be established by the Board. The fair value of these options of $389 is being amortized through March 31, 2022.

On July 19, 2018, the Company issued options to purchase 748,000 shares of common stock to certain employees, officers and Directors pursuant to the Plan. The grant included 446,000 options issued to Iris Snyder, Chief Financial Officer of the Company, subject to shareholder approval to increase the number of shares available under the Plan. One half of these options vest annually over a four-year period; the other half of these options will vest based on performance criteria to be established by the Board at its discretion. The $957 fair value of the options is being amortized through July 31, 2022.

The fair value of the options granted was determined using the Black-Scholes-Merton option pricing model during the period ended September 30, 2018, using the following assumptions:

	Nine Months Ended
	September 30,
	2018	2017
Expected volatility	62%	0%
Expected dividends	—	—
Expected average term (in years)	6.00	0
Risk free rate - average	2.37% - 2.77%	0
Forfeiture rate	0	0

During the three and nine months ended September 30, 2018, the Company recognized $394 and $864 of compensation expense relating to outstanding stock options. As of September 30, 2018, the amount of unvested compensation related to stock options was approximately $2,600 which will be recorded as an expense in future periods as the options vest.

As of September 30, 2018, the company has accrued $628 of compensation expense, consisting of amounts due Mr. Stalowir for anticipated performance bonuses earned through that date by the terms of his employment agreement with the Company, as well as the tax liability arising from the share-based awards described above.

Common Stock Purchase Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2018:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31,2017	7,325,282	$2.09	3.43
Granted
Exercised	374,109	$-
Forfeited or expired	0
Outstanding at September 30, 2018	6,951,173	$2.10	2.71	$8,000
Exercisable at September 30, 2018	6,951,173	$2.10	2.71	$8,000

The intrinsic value was calculated as the difference between the closing market price as of September 30, 2018, which was $3.25, and the exercise price of the Company’s warrants to purchase common stock.

During the nine months ended September 30, 2018, warrants to acquire 374,109 shares of common stock were exercised, including 18,738 warrants that were exercised on a cashless basis, resulting in the issuance of 361,207 shares of common stock. Aggregate proceeds to the Company were $720.

In October of 2018, the Company entered into a new financing agreement to replace its existing agreement with PMC. In conjunction therewith, the exercise price of 750,000 of Raptor’s outstanding warrants to purchase the Company’s common stock was reduced from $1.50 to $1.10. See Note 13.

During October of 2018, 53,896 warrants for the purchase of the Company’s common stock were exercised, resulting in the issuance of 53,650 shares of common stock and proceeds to the Company of $108.

13. Subsequent Events

Financing Agreement

On October 4, 2018, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”), replacing its existing credit facility with PMC. The new credit facility is for a term of 2.5 years and provides for borrowings of up to $13,000. Borrowings are based upon eligible accounts receivable and inventory, plus up to $4,000 of additional borrowing beyond those amounts (the “Over-Advance”).

Borrowings under the new credit facility bear interest at the greater of prime or 4.75%, plus an additional 2% to 3.5% depending upon whether the borrowing is based upon receivables, inventory or is an Over-Advance. Additionally, the credit facility is subject to monthly facility and administration fees, and aggregate minimum monthly fees (including interest) of $4 thousand.

The credit facility is secured by substantially all of the assets of the Company. Additionally, the Over-Advance is guaranteed by an irrevocable stand-by letter of credit in the amount of $1,500, issued by Daniel J. Doherty III and the Daniel J. Doherty, III 2002 Family Trust, affiliates of Raptor. Mr. Doherty is also a member of the Company’s Board of Directors. In the event of a default under the financing agreement, Raptor has a put option to purchase from Rosenthal the entire amount of any outstanding Over-Advance plus accrued interest, prior to Rosenthal declaring an event of default under the financing agreement.

As part of the transaction, the Company issued an Amended and Restated Subordinated Convertible Non-Redeemable Secured Note to Raptor, a related party (see Note 10) to provide for additional advances of up to $4,000 in the event that Raptor exercises its put option described above. Consequently, the exercise price of 750,000 of Raptor’s outstanding warrants to purchase the Company’s common stock was reduced from $1.50 to $1.10.

Concurrently with the execution of the Agreement, all obligations to PMC under the Company’s existing credit facility were repaid in full in an aggregate amount of $8,758.

Management anticipates that the Company’s annual debt service requirements will be reduced by approximately $1,500 as a result of the transaction.

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

Overview

In order to strengthen our operations, position ourselves for the future, and develop the Company into a premier sales and marketing organization, we took the following actions beginning in June of 2017:

●	We began concentrated efforts to move toward an asset light production model utilizing outsourced manufacturing to a greater degree, enabling us to focus more on sales, marketing and product innovation. We have substantially completed the relocation of our Company headquarters to the area where our key leadership is located, including support agencies leading the Company’s marketing, advertising and public relations efforts.

●	We streamlined our portfolio of over one hundred separate SKUs to focus on the Reed’s and Virgil’s beverage brands with approximately thirty-five SKUs that together accounted for approximately 90% of 2018 year-to-date gross revenue. We were also able to further improve gross margins by negotiating improved raw material contracts and terms.

●	We restructured our selling prices to offset several years of raw material price increases and to better reflect our consumers’ willingness to pay a premium for handcrafted, all-natural beverages with premium ingredients.

Price increases taken in the prior year and Cost of Goods Sold reductions led to our gross margin increasing to 25% from 19% over the same quarter in 2017. Absent the effect of a one-time revaluation of non-strategic inventory, gross profit increased to 29%.

Our operating expenses increased as planned as we invested in sales, marketing and brand refresh initiatives; added new marketing, finance and supply chain leadership talent; and compensated employees with non-cash performance-based equity awards and accrued for anticipated bonuses. We also accrued for severance as a result of the relocation of our headquarters to Norwalk, Connecticut.

On October 4, 2018, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc., which replaced its existing credit facility with PMC. The new credit facility is for a term of 2.5 years, and provides for borrowings of up to $13,000. Management anticipates that annual debt service requirements will be reduced by $1,500 as a result of the transaction.

Results of Operations – Three months ended September 30, 2018

The following table sets forth key statistics for the three months ended September 30, 2018 and 2017, respectively, in thousands.

	Three Months Ended September 30,		Pct.
	2018	2017	Change
Gross sales *	$11,925	$12,065	-1%
Less: Promotional and other allowances **	1,129	1,178	-4%
Net sales	10,796	10,887	-1%

Cost of tangible goods sold	7,005	8,135	-14%
As a percentage of:
Gross sales	59%	67%
Net sales	65%	75%
Cost of goods sold – idle capacity	1,110	690	61%
As a percentage of net sales	10%	6%
Gross profit	$2,681	$2,062	30%
Gross profit margin as a percentage of net sales	25%	19%

Expenses
Delivery and handling	$1,395	$1,119	25%
Selling and marketing	1,378	828	66%
General and administrative	1,987	1,105	80%
Impairment reserve	-	2,000	-100%
Total Operating expenses	$4,760	$5,052	-6%

Loss from operations	$(2,079)	$(2,990)	-30%

Interest expense and other expense	(595)	(2,627)	-77%

Net loss to stockholders	$(2,674)	$(5,617)	-52%

Weighted average shares outstanding	25,587,191	15,033,083	70%

Net loss per share	$(0.10)	$(0.37)	-72%

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

Top Line Metrics

The following chart sets forth key statistics for the transition of the Company’s top line activity from the first quarter of 2017 through the third quarter of 2018.

	2017				2018
Volume	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Reeds 12 ounce cases	282	287	288	248	261	276	254
Virgils 12 ounce cases	176	190	215	165	179	234	246
Core 12 ounce volume	458	477	503	413	440	510	500
Core Volume vs PY	-4%	-11%	-8%	-4%	-4%	6.8%	-0.7%

Sales price
Core rev/case CY	$17.6	$17.9	$18.3	$18.7	$18.6	$18.9	$19.0
Core rev/case PY	$17.4	$17.7	$17.6	$17.7	$17.6	$17.9	$18.3
Core Beverage selling price vs PY	1%	1%	4%	6%	6%	6%	4%

Cost of goods sold
Core cogs/case CY	$11.8	$11.8	$11.7	$11.3	$10.8	$10.4	$10.6
Core cogs/case PY	$11.4	$11.2	$11.2	$11.6	$11.8	$11.8	$11.7
Core Beverage COGS vs PY	4%	5%	4%	-2%	-9%	-12%	-9%

Beverage profit
Reeds	1,540	1,660	1,775	1,661	1,930	2,337	2,184
Virgils	1,118	1,244	1,574	1,384	1,500	1,668	1,829
Core Gross Profit	$2,658	$2,904	$3,349	$3,045	$3,430	$4,005	$4,013
Core Profit vs PY	-8%	-16%	-3%	17%	29%	38%	20%

Other
Candy Gross Profit	$139	$75	$254	$152	$131	$90	$89
Discounts	$1,059	$868	$1,178	$899	$567	$973	$1,129
Idle Plant	$788	$588	$690	$866	$676	$392	$1,110

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

Top Line Discussion

Sales

As a result of our decision to focus on the core Reed’s and Virgil’s beverage brands and simplify operations by reducing the overall number of SKUs that we offer, the Company’s core beverage volume for the quarter ended September 30, 2018 represents 80% of all beverage volume.

Core brand gross revenue increased 3% during the current quarter as compared to the year ago quarter, from $9,202 to $9,484. This increase was reduced by declines in non-core discontinued brands and private label sales timing. The result was a slight decrease in total gross revenue, to $11,925 from $12,065 during the year ago period. On a 12-ounce case basis, price on our core brands increased $0.66 per 12-ounce case or 4% year over year, while volume was essentially flat as compared to the year-ago quarter.

Net sales revenue was relatively flat in the third quarter of 2018 at $10,796, as compared to $10,887 in the same period in 2017.

Cost of Goods Sold and Produced

Cost of goods sold decreased $1,130 during the third quarter of 2018 as compared to the year-ago quarter. As a percentage of net sales, cost of goods sold decreased 10 percentage points in the third quarter of 2018, to 65% from 75% in the year-ago period.

On a 12-ounce case basis, cost of goods sold decreased to $10.6 from $11.7 or $1.10 per 12-ounce case. The main drivers of decrease were a reduction in packaging costs, mainly a reduction in glass, and productivity gains realized from the reduction in SKUs.

Cost of goods produced represents the cost of goods sold plus the costs associated with maintaining idle capacity in our Los Angeles manufacturing facility. Idle plant costs increased in the third quarter of 2018 to $1,110 from $690 in the same period in 2017, due to September 2018 one-time charges aggregating $492 to revalue inventory that is no longer consistent with the Company’s strategic product focus. Upon completion of the Company’s exit plan, substantially all of our idle plant costs will be eliminated.

Gross Margin

Our price restructuring, along with the significant reduction in cost of sales discussed above, resulted in a 6 percentage point increase in gross margin in the third quarter of 2018, to 25% compared to 19% in same quarter of 2017.

Operating Expense Discussion

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling expenses increased in the third quarter of 2018 to $1,395 from $1,119 in the same period in 2017. As a percentage of net sales, delivery costs were 13%, as compared to 10% in the year-ago period. This increase was due to an industry wide increase in freight rates, transition charges from and to new warehouse partners, and the effects of can production on the east coast. As we refine our processes and procedures around control of freight in light of our new business model, we expect to achieve a reduction in freight costs per case of as much as 5-10%.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, design and public relations, sales support, broker fees, marketing programs and trade shows. Beginning in 2018 the Company began analyzing its sales and marketing efforts as two distinct expense categories. Marketing expenses consist of direct marketing, marketing labor and marketing support costs. Selling expenses consist of all other selling-related expenses.

Total selling and marketing expenses were $1,378 during the third quarter of 2018, compared to $828 during the year-ago period. As a percentage of net sales, selling and marketing costs increased to 13% during the three months ended September 30, 2018, as compared to 8% during the same period of the prior year, as a result of invest ahead activities during the 2018 quarter. The increased investment in sales and marketing is consistent with the Company’s strategy to refresh the brands, launch new products into the market, and lay the ground work to re-accelerate growth of the core brands.

Marketing expenses for the third quarter of 2018 aggregated $559. Marketing expenses were not tracked separately in the year-ago period. As a percentage of net sales, Marketing expenses equaled 5%.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased in the third quarter of 2018 to $1,987 from $1,105, an increase of $882 over the same period in 2017. Our administrative expenses increase was largely driven by non-cash performance-based equity awards of $369 and bonus accruals of $125, along with one-time transition costs relating to our move to Norwalk, Connecticut of $285.

Loss from Operations

During the third quarter of 2017, an impairment charge of $2,000 was recorded to revalue certain assets that were identified at that time as likely to be divested.

As a result of the changes discussed above, the loss from operations was $2,079 for the three months ended September 30, 2018, as compared to a loss of $2,990 in the same period of 2017.

Interest and Other Expense

Interest and other expense for the three months ended September 30, 2018 consisted of $621 of interest expense and a benefit from the change in fair market value of our warrant liability of $26. During the same period of 2017, interest expense was $757, financing and warrant modification costs totaled $1,798, and expense related to the change in fair value of our warrant liability was $72. The decrease in interest expense, to $621 during the current quarter from $757 during the year ago quarter, is the result of lower average borrowings during the current quarter.

On October 4, 2018, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc., which replaced its existing credit facility with PMC. Management anticipates that the Company’s annual debt service requirements will be reduced by approximately $1,500 as a result of the refinancing. See Note 13 of the Notes to Condensed Financial Statements.

Modified EBITDA

In addition to our GAAP results, we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, depreciation and amortization, stock-based compensation, changes in fair value of warrant expense, and one-time restructuring-related costs including employee severance and asset impairment.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended September 30, 2018 and 2017 (unaudited; in thousands):

	Three Months Ended September 30,
	2018	2017
Net loss	$(2,674)	$(5,617)

Modified EBITDA adjustments:
Depreciation and amortization	155	161
Interest expense	621	757
Stock option and other noncash compensation	443	(20)
Financing costs		1,798
Change in fair value of warrant liability	(26)	72
Impairment and severance costs	-	2,000
Total EBITDA adjustments	$1,193	$4,768

Modified EBITDA	$(1,481)	$(849)

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; and in making compensation decisions and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Modified EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Modified EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Modified EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Modified EBITDA does not reflect any cash requirements for such replacements.

Results of Operations – Nine months ended September 30, 2018

The following table sets forth key statistics for the nine months ended September 30, 2018 and 2017, respectively, in thousands:

	Nine Months Ended September 30,		Pct.
	2018	2017	Change
Gross sales *	$31,141	$31,151	0%
Less: Promotional and other allowances**	$2,668	3,105	-14%
Net sales	28,473	28,046	2%

Cost of tangible goods sold	18,269	21,149	-14%
As a percentage of:
Gross sales	59%	68%
Net sales	64%	75%
Cost of goods sold – idle capacity	2,178	2,067	5%
As a percentage of net sales	8%	7%
Gross profit	$8,026	$4,830	66%
Gross profit margin as a percentage of net sales	28%	17%

Expenses
Delivery and handling	$3,598	$2,731	32%
Selling and marketing	3,601	2,344	54%
General and administrative	6,853	3,402	101%
Impairment reserve	-	2,000
Total Operating expenses	$14,052	$10,477	34%

Loss from operations	$(6,026)	$(5,647)	7%

Interest expense and other expense	(1,639)	(1,810)	-9%

Net loss to stockholders	$(7,665)	$(7,457)	3%

Weighted average shares outstanding	25,242,780	14,336,375	76%

Net loss per share	$(0.30)	$(0.52)	-42%

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

Top Line Discussion

Sales

As a result of our decision to focus on the core Reed’s and Virgil’s beverage brands and simplify operations by reducing the overall number of SKUs that we offer, the Company’s core beverage volume for the nine month period ended September 30, 2018 represents 88% of all beverage volume.

Gross sales revenue remained essentially flat at $31,141 during the nine months ended September 30, 2018 from $31,151 during the year-ago period. Core gross sales grew 6% over the year-ago period, driven by pricing and volume increases. On a core product 12 ounce case basis, price increased $0.90 per 12-ounce case or 5% year over year while volume increased 1% during the year-to-date period. The decrease in non-core revenue during the nine months ended September 30, 2018 was entirely offset by increased core revenue.

Net sales revenue increased during the nine months ended September 30, 2018, to $28,473 from $28,046 in the same period of 2017. The net sales increase was primarily the result of the Company’s 2017 price restructuring. As a percentage of gross revenues, promotional spending decreased to 9% during the nine-month period as compared to 10% in the same period of the prior year as the Company took steps to optimize its strategy and approach to investment against promotional programs.

Cost of Goods Sold and Produced

Cost of goods sold decreased during the nine months ended September 30, 2018 to $18,269 from $21,149 in the same period in 2017. The main driver of decrease was a reduction in packaging costs in glass and productivity gains realized from the reduction in SKUs.

Cost of goods produced represents the cost of goods sold plus the costs associated with maintaining idle capacity in our Los Angeles manufacturing facility. Idle plant costs aggregated $2,178 during the nine months ended September 30, 2018, compared to $2,067 in the same period in 2017. Idle plant costs for the current year to date period include September 2018 one-time charges aggregating $492 to revalue inventory that is no longer consistent with the Company’s strategic product focus.

Upon completion of the Company’s plan to exit its Los Angeles operation, substantially all of our idle plant costs will be eliminated.

Gross Margin

Our price restructuring, along with the significant reduction in cost of sales discussed above, resulted in gross margin increasing 11 percentage points during the nine months ended September 30, 2018, to 28% when compared to 17% in same period of 2017.

Operating Expense Discussion

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehouse costs incurred for handling our finished goods after production. Delivery and handling expenses increased in the nine months ended September 30, 2018 to $3,598 from $2,731 in the same period of 2017. As a percentage of net sales, delivery costs were 13%, compared to 10% during the year-ago period. This increase was due to an industry wide increase in freight rates, transition charges from and to new warehouse partners, and the effects of can production on the east coast. As we refine our processes and procedures around control of freight in light of our new business model, we expect to achieve a reduction in freight costs per case of as much as 5-10%.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, design and public relations, sales support, broker fees, marketing programs and trade shows. Beginning in 2018, the Company began analyzing its sales and marketing efforts as two distinct expense categories. Marketing expenses consist of direct marketing, marketing labor and marketing support costs. Selling expenses consist of all other selling-related expenses.

Total selling and marketing expenses increased during the nine months ended September 30, 2018, to $3,601 from $2,344 during the same period in 2017, primarily driven by increased investment in sales and marketing personnel and support agencies, new broker relationships and trade show activity. As a percentage of net sales, selling and marketing costs increased to 13%, compared to 8% during the nine months ended September 30, 2017, as a result of invest ahead activities during the period. The increased investment in sales and marketing is consistent with the Company’s strategy to refresh the brands, launch new products into the market, and lay the ground work to re-accelerate growth of the core brands.

Marketing expenses for the nine months ended September 30, 2018 aggregated $1,277. Marketing expenses were not tracked separately in the year-ago period. As a percentage of net sales, marketing costs equaled 4%.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased during the nine months ended September 30, 2018 to $6,853 from $3,402, an increase of $3,451 over the same period in 2017. The main drivers of the increase were non-cash stock option and restricted stock expense aggregating $1,619, bonus and tax expense accruals of $774, one-time severance accruals related to our move to Norwalk, Connecticut of $642, and transition costs related to the HQ move of $285.

Loss from Operations

During the third quarter of 2017, an impairment charge of $2,000 was recorded to revalue certain assets that were identified at that time as likely to be divested.

As a result of the changes discussed above, the loss from operations was $6,026 for the nine months ended September 30, 2018, as compared to a loss of $5,647 in the same period of 2017.

Interest and Other Expense

Interest and other expense for the nine months ended September 30, 2018 consisted of $1,542 of interest expense and the cost of a change in the fair market value of our warrant liability of $97. During the same period of 2017, interest expense aggregated $2,270 and we incurred financing and warrant modification costs of $2,776, which were partially offset by benefit of $3,236 from the change in fair value of our warrant liability. The decrease in interest expense, to $1,542 during the current nine-month period from $2,270 during the same period of the prior year, is the result of lower average borrowings during the current nine-month period.

On October 4, 2018, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc., which replaced its existing credit facility with PMC. Management anticipates that the Company’s annual debt service requirements will be reduced by approximately $1,500 as a result of the refinancing. See Note 13 of the Notes to Condensed Financial Statements.

Modified EBITDA

In addition to our GAAP results, we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, depreciation and amortization, stock-based compensation, changes in fair value of warrant expense, , and one-time restructuring-related costs including employee severance and asset impairment.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the nine months ended September 30, 2018 and 2017 (unaudited; in thousands):

	Nine Months Ended September 30,
	2018	2017
Net loss	$(7,665)	$(7,457)

Modified EBITDA adjustments:
Depreciation and amortization	492	441
Interest expense	1,542	2,270
Stock option and other noncash compensation	1,619	298
Financing costs including warrant modification	0	2,776
Change in fair value of warrant liability	97	(3,236)
Impairment and severance costs	642	2,000
Total EBITDA adjustments	$4,392	$4,549

Modified EBITDA	$(3,273)	$(2,908)

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

On October 4, 2018, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc., which replaced its existing credit facility with PMC. See Note 13 of the Notes to Condensed Financial Statements. Management anticipates that the Company’s annual debt service requirements will be reduced by approximately $1,500 as a result of the refinancing. The financing agreement is for a term of 2.5 years, and provides for borrowings of up to $13,000. Concurrently with the execution of the financing agreement, all obligations to PMC under the Company’s existing credit facility were repaid in full in an aggregate amount of $8,758. Upon completion of these transactions on October 4, the Company had $1,300 of unused borrowing capacity under the financing agreement.

For the nine months ended September 30, 2018, the Company recorded a net loss of $7,665 and used cash in operations of $10,496. As of September 30, 2018, we had a cash balance of $188, a stockholder’s deficit of $4,824 and a working capital shortfall of $2,188 compared to a cash balance of $12,127, stockholder’s equity of $508 and working capital of $2,303 at December 31, 2017.

Historically, we have financed our operations through public and private sales of common stock, issuance of preferred and common stock, convertible debt instruments, term loans and credit lines from financial institutions, and cash generated from operations. Beginning in June of 2017, we took decisive action to improve our profitability and operating cash flow, including increased outsourcing of our manufacturing process, streamlining our product portfolio, negotiating improved vendor contracts and restructuring our selling prices. The result was an 11 percentage point increase in gross margin for the nine months ended September 30, 2018, as compared to the same period of 2017.

In September of 2018, the Company completed the relocation of its headquarters to Norwalk, Connecticut. The Company’s move is consistent with its recent focus on a streamlined sales and marketing organization that is better positioned for future growth and enhanced profitability. The new Norwalk office serves as headquarters for the Company’s operations, business development, sales and marketing, finance, supply chain, HR and other corporate functions. With key leadership already based in the Tri-State area, including support agencies leading the Company’s marketing, advertising and public relations efforts, this will ensure a seamless transition.

The Company anticipates the exit of our Los Angeles plant to be completed in 2018, and in fiscal 2017 we recorded impairment charges aggregating $5,925 for fixed asset costs that we do not believe to be recoverable. Additionally, as a result of the move of our corporate headquarters, we recorded a charge of $642 for one-time severance and other employee termination costs in June of 2018. In September of 2018 we recorded charges aggregating $492 to revalue inventory that is no longer consistent with the Company’s strategic product focus.

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

The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the nine months ended September 30, 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Amendment to Warrant Agreement by and between Reed’s, Inc. and Raptor/Harbor Reeds SPV LLC dated October 4, 2018*

4.2	Amended and Restated Subordinated Convertible Non-Redeemable Secured Note issued October 4, 2018 by Reed’s Inc. in favor of Raptor/Harbor Reeds SPV LLC*

10.1	Financing Agreement by and between Reed’s Inc. and Rosenthal & Rosenthal Inc. dated October 4, 2018*

10.2	Inventory Security Agreement by and between Reed’s Inc. and Rosenthal & Rosenthal Inc. dated October 4, 2018*

10.3	Intellectual Property Security Agreement by and between Reed’s Inc. and Rosenthal & Rosenthal Inc. dated October 4, 2018*

10.4	Security Interest (short form) by Reed’s Inc. in favor of Rosenthal & Rosenthal Inc. dated October 4, 2018*

10.5	Subordination Agreement by and among Rosenthal & Rosenthal Inc., Raptor/Harbor Reeds SPV LLC and Reed’s Inc. dated October 4, 2018*

10.6	First Amendment to Securities Purchase Agreement and Transaction Documents by and between Raptor/Harbor Reeds SPV LLC and Reed’s Inc. dated October 4, 2018*

10.7	Sublease Agreement by and between Reed’s Inc., Merritt 7 Venture L.L.C., and GE Capital US Holdings, Inc., dated September 1, 2018*

10.8	Separation, Settlement and Release of Claims Agreement by and between Reed’s Inc. and Daniel V. Miles dated August 15, 2018* +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*filed herewith

+ Management Compensatory Agreement

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

Reed’s, Inc. (Registrant)

Date: November 14, 2018	/s/ Valentin Stalowir
Valentin Stalowir
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2018	/s/ Iris Snyder
Iris Snyder
Chief Financial Officer
(Principal Financial Officer)

