Form 10-K
period 2018-12-31
REED'S, INC.
filed 2019-04-01
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Commission File Number 001-32501

REED’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2177773
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification Number

201 Merritt 7
Norwalk, CT	06851
Address of principal executive offices	Zip Code

(800) 997-3337

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange where registered
Common Stock, $.0001 par value per share	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X] Smaller reporting company [X]

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2018 was $52,479,350.

33,496,297 common shares, $.001 par value, were outstanding on March 15, 2019.

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

The risk factors referred to in this Annual Report beginning on page 13 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of our control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including, but not limited to, the following risk factors.

●	Our ability to generate sufficient cash flow to support marketing and product development plans and general operating activities,

●	Decreased demand for our products resulting from changes in consumer preferences,

●	Competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace,

●	The introduction of new products,

●	Our being subject to a broad range of evolving federal, state and local laws and regulations including those regarding the labeling and safety of food products, establishing ingredient designations and standards of identity for certain foods, environmental protections, as well as worker health and safety. Changes in these laws and regulations could have a material effect on the way in which we produce and market our products and could result in increased costs,

●	Changes in the cost and availability of raw materials and the ability to maintain our supply arrangements and relationships and procure timely and/or adequate production of all or any of our products,

●	Our ability to penetrate new markets and maintain or expand existing markets,

●	Maintaining existing relationships and expanding the distributor network of our products,

●	Maintaining the listing of our common stock on the NYSE American market or other national securities exchange,

●	The marketing efforts of distributors of our products, most of whom also distribute products that are competitive with our products,

●	Decisions by distributors, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time,

●	The availability and cost of capital to finance our working capital needs and growth plans,

●	The effectiveness of our advertising, marketing and promotional programs,

●	Changes in product category consumption,

●	Economic and political changes,

●	Consumer acceptance of new products, including taste test comparisons,

●	Possible recalls of our products, and

●	Our ability to make suitable arrangements for the co-packing of any of our products.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

PART I

Item 1. Business

Overview

Reed’s Inc., a Delaware corporation (“Reed’s”, the “Company,” “we,” or “us” throughout this report) owns a leading portfolio of handcrafted, all-natural beverages that is sold in over 30,000 outlets nationwide (including the natural and specialty food channel, grocery stores, mass merchants, drug stores, convenience stores, club stores and on-premise locations including bars and restaurants). Reed’s two core brands are Reed’s Craft Ginger Beer and Virgil’s Handcrafted soda. Reed’s Craft Ginger Beers are unique due to the proprietary process of using fresh ginger root combined with a Jamaican inspired recipe of natural spices, honey and fruit juices. Reed’s uses this same handcrafted approach in its Virgil’s line of great tasting, bold flavored craft sodas, including its award winning Virgil’s Root Beer.

Reed’s is the leading ginger beer in the US; Virgil’s is the leading independent (not aligned with Coca-Cola or Keurig Dr. Pepper) all-natural full line craft soda and is ranked fourth in the craft soda category as a whole.

Recent Business Optimization

In 2017, Reed’s newly hand-picked executive management team developed and launched a plan to capture performance improvements, re-accelerate core brand growth, and become a premier “asset-light” sales and marketing organization.

Beginning in June of 2017, pursuant to our plan, we successfully:

●	Optimized our business model through the sale of our manufacturing and bottling facility in Los Angeles. As a result, we have been relieved of annual lease payments of approximately $420,000, idle plant costs which aggregated $2,428,000 in 2018, and the need for significant continuing capital expenditures;

●	negotiated new strategic co-packing partnerships on both coasts for both bottles and cans;

●	completed the relocation of our headquarters to Norwalk, Connecticut and added upgraded leadership talent across all functions including sales, marketing, supply chain, finance and accounting;

●	streamlined our portfolio to focus on the approximately thirty-five SKUs that together accounted for approximately 83% of 2018 gross revenue;

●	restructured our selling prices to offset several years of raw material price increases;

●	negotiated improved raw material vendor contracts;

●	entered into a new long-term glass supply agreement significantly improving gross margins;

●	enhanced our capital structure, including entering into a new credit facility with Rosenthal & Rosenthal that improved terms, reduced debt-service requirements by approximately $1.5 million on an annualized basis, and increased flexibility to support Reed’s future growth needs;

●	increased investment and expanded capabilities in sales and marketing, including development of a marketing function; secured partnerships with new creative, public relations and marketing support agencies;

●	established relationships with leading brokers across multiple channels of distribution to expand sales reach;

●	completed a refresh of both the Reed’s and Virgil’s brands which included new package designs, updated web sites and social media platforms, and the development of consumer pull campaigns;

●	through innovation, developed and announced new product launches: Zero Sugar offerings, can packaging and channel-specific packages and

●	successfully launched Virgil’s Zero Sugar in cans in five thousand retail outlets including Target and Kroger nationally, which helped drive brand growth of more than 30% in the fourth quarter of 2018.

We believe that we begin 2019 solidly positioned as an asset light company, with a significantly enhanced infrastructure capable of driving accelerated growth well beyond the Company’s current size. The Company now will be able to focus all of its attention and resources on driving growth and building its brands, with capital flexibility, a reduced need for capital expenditures, and an optimized operating model.

Industry Overview

Reed’s offers its portfolio of natural hand-crafted beverages in the craft specialty foods industry as natural alternatives to the estimated $90 billion mainstream carbonated soft drinks (“CSD”) market in the United States. Reed’s products are sold across the country and internationally in the following major channels: natural food, specialty food, grocery, mass merchant, convenience, club, drug, and on-premise bars and restaurants.

While Reed’s is a top-seller in natural food store markets, it also sells nationally to major grocery chains. Sales growth of natural food and beverage products is presently outpacing sales growth for conventional products in every region in the United States. The trend in grocery stores is to expand offerings of natural products. We believe that as we continue to invest our attention and resources in driving accelerated growth and building our brands, we will have the ability to scale our business and continue to build our presence and distribution across all retail channels.

Carbonated Soft Drink Industry Overview

The CSD market continues to be a large category in the overall American consumer beverage industry. According to Chicago-based Mintel in April 2017, carbonated soft drinks enjoyed about a 90% household penetration. However, years of CSD decline (13 years of decline through 2017 according to Mintel) have resulted in an urgency to innovate within this category. The ginger ale category has experienced steady CAGR growth of more than 5% over the last 4 years and more than 11% over the latest 52 weeks (based on SPINS MULO/Natural/Specialty Sales ending 12/2/18). Consumers continue to increasingly embrace ginger ingredients and ginger products. More consumers are focused on digestive health and are likely opting for the functional and digestive health benefits of ginger-based beverages. While many consumers clearly still want to indulge in soft drinks, they are turning to ginger beverages as a way to impart some health benefits.

The biggest shift seen over the last decade is a redefinition of what it means to eat and drink healthfully. More consumers are opting for naturally healthful products touting organic and natural appeals. In addition, as the craft and natural soda segment is still underdeveloped at only 1% of the total CSD market, we believe there is significant growth potential to continue to market and sell our portfolio of branded products and encourage consumers to switch away from mainstream beverages that contain artificial colors, flavors, sweeteners and preservatives to great tasting natural alternatives.

Consumer Trends Driving Growth for Our Products

The following is a list of consumer trends that act as tailwinds as we sell and market our portfolio of ginger beer and handcrafted beverages:

●	Growing Consumer Interest in Better-for-You and Healthier Products: According to a recent study, consumers reported that ‘healthy options,’ followed by ‘natural ingredients’ were the two top factors when considering purchasing new products.

●	Reducing Sugar and Artificial Sweeteners: Consumers are moving away from high sugar beverages and artificially sweetened products.

●	Authentic and Distinct Brands: There is a broad, cross-generational appeal (Millennials and Boomers alike) for brands with an authentic story, proprietary processes, higher quality ingredients and unique packaging.

●	Trading up to Premium and Craft: The $500 million craft soda and premium mixer industry segments are growing. Consumers are looking for small batch, handcrafted brands that offer higher quality products and authentic bold flavors.

●	The Craft Soda Category is Underdeveloped: The craft soda segment is underdeveloped relative to other super-premium food and beverage categories; it is currently less than 1% of the overall CSD category while craft beer accounts for over 20% of the total beer category.

●	Ginger Use in Beverages is Growing: Ginger is showing up more and more in beverages, and we believe its momentum will continue.

●	Growth in Non-Alcoholic Alternatives (Mocktails) in On-Premise: More consumers are seeking non-alcoholic alternatives with bold and unique flavors when they go out to bars and restaurants.

●	Demand for Premium Mixed Drinks: Leading the way in demand has been the Moscow Mule and Mule related cocktails, growing 30% year over year in on-premise sales. They are now in the top five most popular cocktails in the United States according to both Nielsen and Cheers Magazine.

Our strategies will remain responsive to these macro consumer trends as we concentrate our efforts on developing the Company’s sales and marketing functions.

Our Products

Our hand-crafted natural beverages use only premium natural ingredients. Our products are free of genetically modified organisms (“GMOs”) and are gluten free. Over the years, Reed’s has developed several product offerings. In 2018, we streamlined our focus to our core product offerings of Reed’s Craft Ginger Beer and Virgil’s Craft Sodas and launched a new line of Virgil’s Zero Sugar Sodas in twelve ounce cans.

Reed’s Craft Ginger Beer

Reed’s Craft Ginger Beer is distinguished from other ginger beers by its proprietary process of brewing fresh ginger root, its exclusive use of all-natural ingredients, and its authentic Jamaican-inspired recipe. We do not use preservatives, artificial flavors, or colors, and our Ginger Beer is certified kosher. We offer different levels of fresh ginger content, ranging from our lightest-spiced Original, to our medium-spiced Extra, and finally to our spiciest Strongest. We also offer two sweetener options: one with cane sugar, honey and fruit juices and another without sugar (Zero Sugar) made from an innovative blend of natural sweeteners (developed in 2018 and commercialized in 2019).

As of the end of 2018, the Reed’s Craft Ginger Beer line included three major varieties:

●	Reed’s Original Ginger Beer – Our first to market product uses a Jamaican-inspired recipe that calls for fresh ginger root, lemon, lime, honey, raw cane sugar, pineapple, herbs and spices.

●	Reed’s Extra Ginger Beer – Contains 100% more fresh ginger than Reed’s Original recipe for extra spice.

●	Reed’s Strongest Ginger Beer – Contains 200% more fresh ginger than Reed’s Original for the strongest spice.

In 2018, we also announced a NEW Zero Sugar Reed’s Craft Ginger Beer to be launched in 2019 in both bottles and first ever cans.

Virgil’s Handcrafted Sodas

Virgil’s is a premium handcrafted soda that uses only all-natural ingredients to create bold renditions of classic flavors. We don’t use any preservatives, any artificial colors, or any GMO-sourced ingredients, and our Virgil’s line is certified kosher.

The Virgil’s line includes the following products:

Handcrafted Line: Virgil’s first Handcrafted soda was launched in 1994. It began as one man’s passion to create the finest root beer ever produced and has since won numerous awards. Virgil’s difference is using all-natural ingredients to craft bold, classic soda flavors. Virgil’s Handcrafted line includes Root Beer, Vanilla Cream, Black Cherry, and Orange.

Zero Sugar Line: In 2018, Virgil’s launched a new line of Zero Sugar, Zero Calorie craft sodas. Each Zero Sugar soda is sweetened with a proprietary blend of natural sweeteners. This all-natural line of Zero Sugar flavors includes Root Beer, Cola, Black Cherry, Vanilla Cream, Orange and Lemon-Lime. The product has recently been certified Keto compliant.

2019 Pilot Test Product Launches

By the end of the second quarter of 2019, Reed’s intends to launch pilot tests of its Wellness Ginger Beer with Hemp Extract in the Pacific Northwest and its ready to drink Mule in Seattle, WA.

Our Primary Markets

We target a smaller segment of the estimated $90 billion mainstream carbonated and non-carbonated soft drink markets in the U.S., Canada, and international markets. Our brands are generally considered premium and natural, with upscale packaging. They are loosely defined as the craft specialty bottled carbonated soft drink category.

We have an experienced and geographically diverse sales force promoting our products, with senior sales representatives strategically placed in multiple regions across the country, supported by local Reed’s sales staff. Additionally, we have sales managers handling national accounts for natural, specialty, grocery, mass, club, drug and convenience channels. Our sales managers are responsible for all activities related to the sales, distribution, and marketing of our brands to our entire retail partner and distributor network in North America. The Company not only employs an internal sales force, but has partnered with independent sales brokers and outside representatives to promote our products in specific channels and key targeted accounts.

We sell to well-known popular natural food and gourmet retailers, large grocery store chains, mass merchants, club stores, convenience and drug stores, liquor stores, industrial cafeterias (corporate feeders), and to on-premise bars and restaurants nationwide and in some international markets. We also sell our products and promotional merchandise directly to consumers via the Internet through our Amazon storefront which can be accessed through our company web site www.drinkreeds.com.

Some of our representative key customers include:

●	Natural stores: Whole Foods Market, Natural Grocers, Earth Fare, Fresh Thyme Farmers Market

●	Gourmet & Specialty stores: Trader Joe’s, Bristol Farms, Lazy Acres, The Fresh Market, Central Market

●	Grocery and Mass chains: Kroger (and all Kroger banners), Safeway, Albertson’s, Publix, Food Lion, Stop & Shop, H.E.B., Wegmans, Target

●	Club stores: Costco Wholesale

●	Liquor stores: BevMo!, Total Wine & More, Spec’s

●	Convenience & Drug stores: Circle K, Rite Aid, CVS Health

Our Distribution Network

Our products are brought to market through an extremely flexible and fluid hybrid distribution model, which is a mix of direct-store-delivery, customer warehouse, and distributor networks. The distribution system used depends on customer needs, product characteristics, and local trade practices.

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

Direct to Store Distribution (“DSD”) Through Alcoholic and Non-Alcoholic Beverage Distributor Network

Our independent distributor partners operate DSD systems which deliver primarily beverages, foods, and snacks directly to retail stores where the products are merchandised by their route sales and field sales employees. DSD enables us to merchandise with maximum visibility and appeal. DSD is especially well-suited to products frequently restocked and responds to in-store promotion and merchandising.

Direct to Store Warehouse Distribution

Some of our products are delivered from our co-packers and warehouses directly to customer warehouses. Some retailers mandate we deliver directly to them, as it is more cost effective and allows them to pass savings along to their customers. Other retailers may not mandate direct delivery, but they recommend and prefer it as they have the capability to self-distribute and can realize significant savings with direct delivery.

Wholesale Distribution

Our Wholesale Distributor network handles the wholesale shipments of our products. These distributors have a warehouse and distribution center, and ship Reed’s and Virgil’s products directly to the retailer (or to customers who opt for drop shipping).

International Distribution

We presently export Reed’s and Virgil’s brands throughout international markets via US based exporters. Some markets where you’ll find our brands at present are: France, UK, South Africa, portions of the Caribbean, Canada, Spain, Philippines, Israel and Australia. In the UK, our Virgil’s brands can be found at Pizza Hut and Tesco.

International sales to some areas of the world are cost prohibitive, except for some specialty sales, since our premium sodas were historically packed in glass, which drives substantial freight costs when shipping overseas. Despite these cost challenges, we believe there are good opportunities to expand internationally and we are increasing our marketing focus on these areas by adding freight friendly packages such as aluminum cans. We are open to exporting and co-packing internationally and expanding our brands into foreign markets, and we have held preliminary discussions with trading companies and import/export companies for the distribution of our products throughout Asia, Europe, Australia, and South America. We believe these areas are a natural fit for Reed’s ginger products because of the popularity and importance of ginger in international markets, especially the Asian market, where ginger is a significant part of the local diet and nutrition.

We believe the strength of our brands, innovation, and marketing, coupled with the quality of our products and flexibility of our distribution network, allows us to compete effectively.

Distribution Agreements

We have entered into agreements with some of our distributors that commit us to “termination fees” if we terminate our agreements early or without cause. These agreements provide for our customer to have the right to distribute our products to a defined type of retailer within a defined geographic region. As is customary in the beverage industry, if we should terminate the agreement or not automatically renew the agreement, we would be obligated to make certain payments to our customers. We constantly review our distribution agreements with our partners across North America.

Some of our outside distributors are not bound by written agreements with us and may discontinue their relationship with us on short notice. Most distributors handle a number of competitive products. In addition, our products are a small part of our distributors’ businesses.

Competition

Nonalcoholic Beverages

The nonalcoholic beverage segment of the commercial beverage industry is highly competitive, consisting of numerous companies ranging from small or emerging to very large and well established. The principal areas of competition include pricing, packaging, development of new products and flavors, and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers. Many of these brands have enjoyed broad, well-established national recognition for years, through well-funded ad and other branding campaigns. Competitors in the ginger beer category include Goslings, Fever Tree, Bundaberg, Cock ‘n Bull and Q Tonic; in the craft soda category we compete with brands such as Stewart’s, IBC, Zevia, Blue Sky, Hansen’s, Henry Weinhard’s, Boylan, and Jones Soda.

Important factors affecting our ability to compete successfully include the taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting-edge products, attractive and different packaging, branded product advertising, and pricing. We also compete for distributors who will concentrate on marketing our products over those of our competitors, provide stable and reliable distribution, and secure adequate shelf space in retail outlets. Competitive pressures in the soft drink category could also cause our products to be unable to gain or even lose market share, or we could experience price erosion.

Despite our products having a relatively high price for a craft premium beverage product, minimal mass media advertising to date, and a small but growing presence in the mainstream market compared to many of our competitors, we believe our all-natural innovative beverage recipes, packaging, use of premium ingredients, and a proprietary ginger processing formula provide us with a competitive advantage. Our commitments to the highest quality standards and brand innovation are keys to our success.

Alcoholic Beverages

Our ready to drink Mule test pilot is in its early stages. Many companies have already entered, and others are beginning to enter the ready to drink alcoholic beverage space. Competition for market share and acceptance of new products will be significant.

CBD Space

Our Wellness Ginger Beer with Hemp Extract test pilot is in its early stages. Cannabidiol (“CBD”) is a naturally occurring extract from cannabis/industrial hemp plants that has health benefits and possible medicinal applications. Many companies are entering the CBD space and competition for market share and acceptance of new products will be significant.

Manufacturing Our Products

In 2017, our new executive management team performed a complete operational review and developed a detailed action plan to capture performance improvements, drive core brand growth, and become a premier asset-light sales and marketing organization. In keeping with this plan, in December of 2018 we sold our manufacturing and bottling facility in Los Angeles to California Custom Beverage, LLC (“CCB”), an entity owned by Christopher J. Reed, the Company’s founder, director and Chief Innovation Officer. The transaction enables us to focus more on sales, marketing and product innovation.

Now, 100% of Reed’s product is produced by our co-pack partners, which assemble our products and charge us a fee, generally by the case, for the products produced. We have long standing relationships with co-packers in Indiana and Pennsylvania. Additionally, in conjunction with the sale of our plant, we entered into a three-year co-packing agreement with CCB, whereby CCB will produce Reed’s Inc. beverages in glass bottles at prevailing West Coast market rates. During the first quarter of 2019, we also entered into a one-year co-packing agreement with Sonoma Beverage Company, also on the West Coast. We are in discussion and negotiation with additional co-packers to secure added capability for future production needs. We periodically review our co-packing relationships to ensure that they are optimal with respect to quality of production, cost and location.

Raw Materials

General

Substantially all of the raw materials used in the preparation, bottling and packaging of our products are purchased by Reed’s or by our contract packers in accordance with our specifications.

Generally, the raw materials used in our products are obtained from domestic and foreign suppliers and many of the materials have multiple reliable suppliers. This provides a level of protection against a major supply constriction or adverse cost or supply impacts. Since our raw materials are common ingredients and supply is easily accessible, we have few long-term contracts in place with our suppliers.

A significant component of our product cost is the purchase of glass bottles and aluminum cans. In December 2017, we entered into an exclusive strategic partnership with Owens-Illinois (glass), and in February 2018 we entered into a strategic partnership with Crown for aluminum cans. Both suppliers provide expertise in emerging package and material innovation that can be leveraged to further expand marketing and package offerings.

CBD

CBD extracts are derived from cannabis/industrial hemp plants. CBD may be legally produced in states which have laws and regulations that qualify under 7 US Code §5940 for implementation of “agricultural pilot programs to study the growth, cultivation or marketing of industrial hemp”, apart from state laws legalizing and regulating medical and recreational cannabis or marijuana which remains illegal under federal law. In addition, Federal licensing for farmers wishing to grow hemp in states that don’t have a pilot program is now available as a result of the Agricultural Improvement Act of 2018.

Production

As part of our ongoing initiative to simplify and streamline operations, we have identified approximately thirty-five core products on which to place our strategic focus. These core products consist of Reed’s and Virgil’s branded beverages, which accounted for approximately 83% of sales in 2018. Product innovation within these two major lines remains a top priority.

Discontinued products consist primarily of certain discontinued Reed’s and Virgil’s SKU’s, certain Reed’s candy SKU’s, Reed’s Kombucha, Reed’s Energy, and China Cola. In conjunction with the December 2018 plant sale, we transferred all rights and contracts pertaining to our private-label business to CCB.

Warehousing and Distribution

Warehousing and Logistics are a significant portion of the Company’s operational costs. In order to drive efficiency and reduce costs, on February 1, 2019 we entered into a strategic partnership with Veritiv Logistics Solutions to manage all freight movement for the Company. Veritiv is one of the largest distribution service providers in North America and has expertise that will provide a competitive advantage in the movement of raw materials and finished goods. This partnership will support planning and execution of all inventory movement, assessment of storage needs and cost management.

We follow a “fill as needed” model to the best of our ability and have no significant order backlog.

New Product Development

While we have simplified our business and have streamlined a significant number of SKUs in order to further our primary objective of accelerating the growth of the Reed’s and Virgil’s core product offerings, we believe significant opportunity remains in the all-natural beverage space. Healthier alternatives will be the future for carbonated soft drinks. We will continue to drive product development in the all-natural, no and low sugar offerings in the “better for you” beverage categories. In addition, we believe there are powerful consumer trends that will help propel the growth of our brand portfolio including the increased consumption of ginger as a recognized superfood, the growing use of ginger beer in today’s popular cocktail drinks, and consumers’ increased demand for higher quality, all-natural handcrafted beverages.

Chris Reed, the Company’s founder and Chief Innovation Officer, continues to support our new product development efforts in 2019. Mr. Reed possesses thirty years of product development and innovation experience. Recent innovations include our compelling line of full flavor, all-natural, zero sugar, zero calorie sodas. Reed’s has also begun to expand and broaden its product development capabilities by engaging and working with larger, experienced beverage flavor houses and innovative ingredient research and supply companies.

We believe our new business model enhances our ability to be nimble and innovative, producing category leading new products in a short period of time.

Seasonality

Sales of our nonalcoholic beverages are somewhat seasonal with a higher than average volume in the warmer months. The volume of sales in the beverage business may be affected by weather conditions.

Proprietary Rights

We own copyrights, trademarks and trade secrets relating to our products and the processes for their production; the packages used for our products; and the design and operation of various processes and equipment used in our business. Some of our proprietary rights are licensed to our co-packers and suppliers and other parties. Reed’s ginger processing and brewing process, finished beverage products and concentrate formulas are among its most valuable trade secrets.

We own trademarks in the United States that we consider material to our business. Trademarks in the United States are valid as long as they are in use and/or their registrations are properly maintained. Pursuant to our manufacturing and bottling agreements, we authorize our bottlers to use applicable Reed’s trademarks in connection with their manufacture, sale and distribution of our products. We intend to obtain trademarks in international markets as may become necessary.

We use confidentiality and non-disclosure agreements with employees, manufacturers and distributors to protect our proprietary rights. Mr. Reed is also subject to an intellectual property agreement with Reed’s restricting competition consistent with his fiduciary obligations to Reed’s.

Regulation

General

The production, distribution and sale in the United States of many of our products are subject to the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws, competition laws, federal, state and local workplace health and safety laws, various federal, state and local environmental protection laws, and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Outside the United States, the distribution and sale of our many products and related operations are also subject to numerous similar and other statutes and regulations.

A California law known as Proposition 65 requires a specific warning to appear on any product containing a component listed by the state as having been found to cause cancer or birth defects. The state maintains lists of these substances and periodically adds other substances to these lists. Proposition 65 exposes all food and beverage producers to the possibility of having to provide warnings on their products in California because it does not provide for any generally applicable quantitative threshold below which the presence of a listed substance is exempt from the warning requirement. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. However, Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of that product exposes consumers to a daily quantity of a listed substance that is:

●	below a “safe harbor” threshold that may be established;
●	naturally occurring;
●	the result of necessary cooking; or
●	subject to another applicable exemption.

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

Bottlers of our beverage products presently offer and use non-refillable, recyclable containers in the United States. Some of these bottlers also offer and use refillable containers, which are also recyclable. Legal requirements apply in various jurisdictions in the United States and overseas requiring deposits or certain taxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other types of beverage container-related deposit, recycling, tax and/or product stewardship statutes and regulations also apply in various jurisdictions in the United States and overseas. We anticipate additional, similar legal requirements may be proposed or enacted in the future at local, state and federal levels, both in the United States and elsewhere.

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

CBD Space

The move toward ending hemp prohibition and the reemergence of a hemp economy began with the 2014 Farm Bill, which provided states with opportunities to create pilot programs for hemp research. The Agricultural Improvement Act of 2018 (“2018 Bill”) was signed into law at the end of December 2018 and expands on the 2014 Farm Bill. The 2018 Bill removes “hemp” from the definition of “Marihuana” in the Controlled Substances Act, decriminalizes the plant and its components, and as a result, transfers oversight of the cultivation and sale of the crop from the Drug Enforcement Administration to the Department of Agriculture. The net result of the 2018 Bill’s passage is that farmers and entrepreneurs gain several significant benefits, in addition to ending the uncertainty of criminal exposure for growing, processing or selling hemp:

●	Federal licensing for farmers wishing to grow hemp in states that don’t have a pilot program
●	Clarification that interstate commerce in hemp is permitted
●	Placing oversight of hemp with the USDA, and
●	Including hemp in the Federal Crop Insurance Act.

These provisions will go a long way toward helping the industry by clarifying existing gray areas of law, creating certainty around transport and interstate sale, and normalizing hemp as an industrial crop. However, there can be no assurance that Federal laws ending hemp prohibition will not be modified or repealed.

Environmental Matters

Our primary cost pertaining to environmental compliance activity is in recycling fees and redemption values. We are required to collect redemption values from our customers and remit those redemption values to the state, based upon the number of bottles or cans of certain products sold in the state.

Our Employees

As of December 31, 2018, we have 50 full-time equivalent employees on our corporate staff. As a result of our Plant Sale (see Note 3 of the Notes to Financial Statements), our Production and Logistics departments were reduced by 24 full-time equivalents in January 2019.

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

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are also available free of charge on our Internet site at http://investor.reedsinc.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Unless specifically incorporated by reference in this Annual Report on Form 10-K, information that you may find on our website is not part of this report.

Investors should note we currently announce material information to our investors and others using filings with the SEC, press releases, public conference calls, webcasts or our corporate website (investor.reedsinc.com), including news and announcements regarding our financial performance, key personnel, our brands, and our business strategy. Information we post on our corporate website could be deemed material to investors. We encourage investors, the media, our customers, consumers, business partners, and others interested in us to review the information we post on these channels. We may from time to time update the list of channels we will use to communicate information deemed material and will post information about any such change on investor.reedsinc.com. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

Item 1A. Risk Factors

Investors should carefully consider the risk factors set forth below and any subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K we file after the date of this Annual Report. Each of the risk factors could materially and adversely affect our business, operating results, financial condition and prospects, as well as the value of an investment in our securities, and the occurrence of any of these risks might cause an investor to lose all or part of his or her investment. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligations to update any such forward-looking statements.

Risks Relating to Our Business

We have a history of operating losses.

For the year ended December 31, 2018, the Company recorded a net loss of $10,325,000 and used cash in operations of $9,258,000. As of December 31, 2018, we had a cash balance of $624,000, a stockholder’s deficit of $6,743,000 and a working capital shortfall of $3,297,000, compared to a cash balance of $12,127,000, stockholder’s equity of $508,000 and working capital of $2,303,000 at December 31, 2017.

During the year ended December 31, 2017, the Company experienced significant financing shortages and engaged in three separate transactions to raise capital. Recently, the Company received net proceeds of $14,905,602 from an underwritten offering of common stock in February 2019. Proceeds from the offering are expected to provide capital to fund the growth of our business, new products, sales and marketing efforts, working capital, and for general corporate purposes through 2020. The amounts and timing of our actual expenditures will depend on numerous factors, including the progress of opening new retail outlets, our product development and marketing pull efforts and market acceptance of our core and new products and packages.

If we continue to suffer losses from operations, our working capital may be insufficient to support our ability to expand our business operations as rapidly as we would deem necessary at any time, unless we are able to obtain additional financing. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives and would be required to reduce our level of operations, including reducing infrastructure, promotions, sales and marketing programs, personnel and other operating expenses. These events could adversely affect our business, results of operations and financial condition. If adequate funds are not available or if they are not available on acceptable terms, our ability to fund the growth of our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressures, could be significantly limited.

We may need additional financing in the future, which may not be available when needed or may be costly and dilutive.

We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our case sales goals and otherwise successfully execute our operating plan. We believe it is imperative to meet these sales objectives in order to lessen our reliance on external financing in the future. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, and other strategic alternatives; however, these options may not ultimately be available or feasible.

Our indebtedness and liquidity needs could restrict our operations and make us more vulnerable to adverse economic conditions.

Our existing indebtedness may adversely affect our operations and limit our growth, and we may have difficulty making debt service payments on such indebtedness as payments become due. We may also experience the occurrence of events of default or breach of financial covenants. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions or covenants, a significant portion of our indebtedness may become immediately due and payable, our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments.

Our secured credit facility with Rosenthal and Rosenthal, Inc. contains financial covenants that, if breached, could trigger default.

Pursuant to our Financing Agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) dated October 4, 2018 for our secured credit facility, we are required to maintain at the end of each of our fiscal quarters, tangible net worth in an amount not less than negative $1,500,000 and working capital of not less than negative $2,500,000. We did not meet these requirements for the fiscal quarter ended December 31, 2018, and Rosenthal waived compliance with these covenants for this period for a $5,000 fee. Any breach that is not waived by Rosenthal could trigger default. Reed’s does not expect to have any difficulty meeting the requirements of these financial covenants in the near future, given the proceeds received from the Company’s recent financing transaction.

Disruption within our supply chain, contract manufacturing or distribution channels could have an adverse effect on our business, financial condition and results of operations.

Our ability, through our suppliers, business partners, contract manufacturers, independent distributors and retailers, to produce, transport, distribute and sell products is critical to our success.

Damage or disruption to our suppliers or to manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics such as influenza, labor strikes or other reasons, could impair the manufacture, distribution and sale of our products. Many of these events are outside of our control. Failure to take adequate steps to protect against or mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations.

Our reliance on distributors, retailers and brokers could affect our ability to efficiently and profitably distribute and market our products, maintain our existing markets and expand our business into other geographic markets.

Our ability to maintain and expand our existing markets for our products, and to establish markets in new geographic distribution areas, is dependent on our ability to establish and maintain successful relationships with reliable distributors, retailers and brokers strategically positioned to serve those areas. Most of our distributors, retailers and brokers sell and distribute competing products and our products may represent a small portion of their businesses. The success of this network will depend on the performance of the distributors, retailers and brokers of this network. There is a risk that the mentioned entities may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our products in localities that may not be receptive to our product. Our ability to incentivize and motivate distributors to manage and sell our products is affected by competition from other beverage companies who have greater resources than we do. To the extent that our distributors, retailers and brokers are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, our sales and results of operations could be adversely affected. Furthermore, such third-parties’ financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sales activities.

Our ability to maintain and expand our distribution network and attract additional distributors, retailers and brokers will depend on a number of factors, some of which are outside our control. Some of these factors include:

●	the level of demand for our brands and products in a particular distribution area;

●	our ability to price our products at levels competitive with those of competing products; and

●	our ability to deliver products in the quantity and at the time ordered by distributors, retailers and brokers.

We may not be able to successfully manage all or any of these factors in any of our current or prospective geographic areas of distribution. Our inability to achieve success with regards to any of these factors in a geographic Fdistribution area will have a material adverse effect on our relationships in that particular geographic area, thus limiting our ability to maintain or expand our market, which will likely adversely affect our revenues and financial results.

We incur significant time and expense in attracting and maintaining key distributors.

Our marketing and sales strategy depends in large part on the availability and performance of our independent distributors. We currently do not have, nor do we anticipate in the future that we will be able to establish, long-term contractual commitments from some of our distributors. We may not be able to maintain our current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is the additional possibility that we may have to incur additional expenditures to attract and maintain key distributors in one or more of our geographic distribution areas in order to profitably exploit our geographic markets.

If we lose any of our key distributors or national retail accounts, our financial condition and results of operations could be adversely affected.

We depend in large part on distributors to distribute our beverages and other products. Some of our outside distributors are not bound by written agreements with us and may discontinue their relationship with us on short notice. Some distributors handle a number of competitive products. In addition, our products are a small part of our distributors’ businesses.

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

It is difficult to predict the timing and amount of our sales because our distributors are not required to place minimum orders with us.

Our independent distributors and national accounts are not required to place minimum monthly or annual orders for our products. In order to reduce their inventory costs, independent distributors typically order products from us on a “just in time” basis in quantities and at such times based on the demand for the products in a particular distribution area. Accordingly, we cannot predict the timing or quantity of purchases by any of our independent distributors or whether any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have done in the past. Additionally, our larger distributors and partners may make orders that are larger than we have historically been required to fill. Shortages in inventory levels, supply of raw materials or other key supplies could negatively affect us.

If we do not adequately manage our inventory levels, our operating results could be adversely affected.

We need to maintain adequate inventory levels to be able to deliver products to distributors on a timely basis. Our inventory supply depends on our ability to correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly for new products, seasonal promotions and new markets. If we materially underestimate demand for our products or are unable to maintain sufficient inventory of raw materials, we might not be able to satisfy demand on a short-term basis. If we overestimate distributor or retailer demand for our products, we may end up with too much inventory, resulting in higher storage costs, increased trade spending and the risk of inventory spoilage. If we fail to manage our inventory to meet demand, we could damage our relationships with our distributors and retailers and could delay or lose sales opportunities, which would unfavorably impact our future sales and adversely affect our operating results. In addition, if the inventory of our products held by our distributors and retailers is too high, they will not place orders for additional products, which would also unfavorably impact our sales and adversely affect our operating results.

Our dependence on independent contract manufacturers could make management of our manufacturing and distribution efforts inefficient or unprofitable.

We are expected to arrange for our contract manufacturing needs sufficiently in advance of anticipated requirements, which is customary in the contract manufacturing industry for comparably sized companies. Based on the cost structure and forecasted demand for the particular geographic area where our contract manufacturers are located, we continually evaluate which of our contract manufacturers to use. To the extent demand for our products exceeds available inventory or the production capacity of our contract manufacturing arrangements, or orders are not submitted on a timely basis, we will be unable to fulfill distributor orders on demand. Conversely, we may produce more product inventory than warranted by the actual demand for it, resulting in higher storage costs and the potential risk of inventory spoilage. Our failure to accurately predict and manage our contract manufacturing requirements and our inventory levels may impair relationships with our independent distributors and key accounts, which, in turn, would likely have a material adverse effect on our ability to maintain effective relationships with those distributors and key accounts.

Increases in costs of packaging, ingredients and contract manufacturing tolling fees may have an adverse impact on our gross margin.

Over the past few years, costs of organic and natural ingredients have increased due to increased demand and required the Company to obtain these ingredients from a wider population of qualified vendors. Packaging costs such as paper and aluminum cans have experienced industry wide price increases in the past and there is always the risk that the company’s co-packers increase their toll rates based on increases in their fixed and variable costs. If the Company is unable to pass on these costs, the gross margin will be significantly impacted.

Increased market spending may not drive volume growth

The Company’s marketing efforts in the past have been limited. The current increase in marketing spending may not generate an increase in sales volume resulting in a net decrease in gross revenue.

Increases in costs of energy and freight may have an adverse impact on our gross and operating margins.

Over the past few years, volatility in the global oil markets has resulted in high fuel prices, which many shipping companies have passed on to their customers by way of higher base pricing and increased fuel surcharges. With recent declines in fuel prices, some companies have been slow to pass on decreases in their fuel surcharges. If fuel prices increase again, we expect to experience higher shipping rates and fuel surcharges, as well as energy surcharges on our raw materials. It is hard to predict what will happen in the fuel markets in 2019. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers.

If we are unable to attract and retain key personnel our efficiency and operations would be adversely affected.

Our success depends on our ability to attract and retain highly qualified employees in such areas as sales, marketing, product development, supply chain, finance and accounting. In general, we compete to hire new employees, and, in some cases, must train them and develop their skills and competencies. Our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. Any unplanned turnover, particularly involving our key personnel, could negatively impact our operations, financial condition and employee morale.

If we fail to protect our trademarks and trade secrets, we may be unable to successfully market our products and compete effectively.

We rely on a combination of trademark and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, copyrights, licenses and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks and trade secrets, to be of considerable value and importance to our business and our success, and we actively pursue the registration of our trademarks in the United States and internationally. However, the steps taken by us to protect these proprietary rights may not be adequate and may not prevent third parties from infringing or misappropriating our trademarks, trade secrets or similar proprietary rights. In addition, other parties may seek to assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, profitably exploit our products or recoup our associated research and development costs.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

We may become party to litigation claims and legal proceedings. Litigation involves significant risks, uncertainties and costs, including distraction of management attention away from our business operations. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates. Our policies and procedures require strict compliance by our employees and agents with all U.S. and local laws and regulations applicable to our business operations, including those prohibiting improper payments to government officials. Nonetheless, our policies and procedures may not ensure full compliance by our employees and agents with all applicable legal requirements. Improper conduct by our employees or agents could damage our reputation or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines, as well as disgorgement of profits.

We are subject to risks inherent in sales of products in international markets.

Our operations outside of the United States contribute to our revenue and profitability, and we believe that developing and emerging markets present important future growth opportunities for us. However, there can be no assurance that existing or new products that we manufacture, distribute or sell will be accepted or be successful in any particular foreign market, due to local or global competition, product price, cultural differences, consumer preferences or otherwise. Here are many factors that could adversely affect demand for our products in foreign markets, including our inability to attract and maintain key distributors in these markets; volatility in the economic growth of certain of these markets; changes in economic, political or social conditions, imposition of new or increased labeling, product or production requirements, or other legal restrictions; restrictions on the import or export of our products or ingredients or substances used in our products; inflationary currency, devaluation or fluctuation; increased costs of doing business due to compliance with complex foreign and U.S. laws and regulations. If we are unable to effectively operate or manage the risks associated with operating in international markets, our business, financial condition or results of operations could be adversely affected.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

The United States generally accepted accounting principles and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as, but not limited to, stock-based compensation, trade spend and promotions, and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported results.

If we are unable to maintain effective disclosure controls and procedures and internal control over financial reporting, our stock price and investor confidence could be materially and adversely affected.

We are required to maintain both disclosure controls and procedures and internal control over financial reporting that are effective. Because of their inherent limitations, internal control over financial reporting, however well designed and operated, can only provide reasonable, and not absolute, assurance that the controls will prevent or detect misstatements. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions. The failure of controls by design deficiencies or absence of adequate controls could result in a material adverse effect on our business and financial results, which could also negatively impact our stock price and investor confidence.

If we are unable to build and sustain proper information technology infrastructure, our business could suffer.

We depend on information technology as an enabler to improve the effectiveness of our operations and to interface with our customers, as well as to maintain financial accuracy and efficiency. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breaches.

We could be subject to cybersecurity attacks.

Cybersecurity attacks are evolving and include malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in business processes, unauthorized release of confidential or otherwise protected information and corruption of data. Such unauthorized access could subject us to operational interruption, damage to our brand image and private data exposure, and harm our business.

We must maintain our stockholders’ equity at no less than $6 million to meet continued listing standards of the NYSE American or meet the $50,000,000 market capitalization exception.

As of December 31, 2018, we had a stockholder’s deficit of $6,743,000 compared to stockholder’s equity of $508,000 at December 31, 2017.

On February 15, 2019, we entered into an agreement for an underwritten public offering of our common stock, for which we received net proceeds of $14,905,602. See Note 17 of the Notes to Financial Statements for additional information. Giving pro forma effect to the offering as of December 31, 2018, stockholders’ equity would have been $8,163,000 and working capital would have been $11,609,000 on that date.

A delisting of our common stock and our inability to list the stock on another national securities exchange could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees. While a delisting of our common stock would not constitute a specific event of default under the documents governing our senior credit facilities, our lenders could claim that a delisting would trigger a default under the material adverse change covenant or the cross-default provisions under such documents.

Risks Factors Relating to Our Industry

The current aluminum can shortage could harm our ability to meet consumer demand.

As a craft beverage company, we do not meet volume requirements to have a contract in place with our aluminum can supplier. Craft beverage companies such as us are facing an aluminum can shortage for certain sizes. While standard 12 ounce can supply is not in short supply, we will continue to see supply issues with non-standard cans such as slim cans in 8, 10, and 12 ounces. This aluminum can shortage could harm our ability to timely produce enough product to meet consumer demand.

We may experience a reduced demand for some of our products due to health concerns (including obesity) and legislative initiatives against sweetened beverages.

Consumers are concerned about health and wellness; public health officials and government officials are increasingly vocal about obesity and its consequences. There has been a trend among some public health advocates and dietary guidelines to recommend a reduction in sweetened beverages, as well as increased public scrutiny, potential new taxes on sugar-sweetened beverages, and additional governmental regulations concerning the marketing and labeling/packing of the beverage industry. Additional or revised regulatory requirements, whether labeling, tax or otherwise, could have a material adverse effect on our financial condition and results of operations. Further, increasing public concern with respect to sweetened beverages could reduce demand for our beverages and increase desire for more low-calorie soft drinks, water, enhanced water, coffee-flavored beverages, tea, and beverages with natural sweeteners. We are continuously working to launch new products that round out our diversified portfolio.

Legislative or regulatory changes that affect our products could reduce demand for products or increase our costs.

Taxes imposed on the sale of certain of our products by federal, state and local governments in the United States, Canada or other countries in which we operate could cause consumers to shift away from purchasing our beverages. Several municipalities in the United States have implemented or are considering implementing taxes on the sale of certain “sugared” beverages, including non-diet soft drinks, fruit drinks, teas and flavored waters to help fund various initiatives. These taxes could materially affect our business and financial results.

Additional taxes levied on us could harm our financial results.

Recent legislative proposals to reform U.S. taxation of non-U.S. earnings could have a material adverse effect on our financial results by subjecting a significant portion of our non-U.S. earnings to incremental U.S. taxation and/or by delaying or permanently deferring certain deductions otherwise allowed in calculating our U.S. tax liabilities.

We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success.

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our targeted consumers. In addition, our business depends on acceptance by our independent distributors of our brands as beverage brands that have the potential to provide incremental sales growth rather than reduce distributors’ existing beverage sales. Although we believe that we have been relatively successful towards establishing our brands as recognizable brands in the all-natural “better for you” beverage industry, it may be too early in the product life cycle of these brands to determine whether our products and brands will achieve and maintain satisfactory levels of acceptance by independent distributors, retail customers and consumers. We believe that the success of our brands will also be substantially dependent upon acceptance of our product name brands. Accordingly, any failure of our brands to maintain or increase acceptance or market penetration would likely have a material adverse effect on our revenues and financial results.

Competition from traditional non-alcoholic beverage manufacturers may adversely affect our distribution relationships and may hinder development of our existing markets, as well as prevent us from expanding our markets.

We target a niche in the estimated $90 billion carbonated and non-carbonated soft drink markets in the US, Canada and international markets. Our brands are generally regarded as premium and natural, with upscale packaging and are loosely defined as the artisanal (craft), premium bottled carbonated soft drink category. The soft drink industry is highly fragmented, and the craft soft drink category consists of such competitors as IBC, Stewart’s, Zevia, Henry Weinhards, Hansen’s, Izze, Boylan and Jones Soda, to name a few. These brands have the advantage of being seen widely in the national market and being commonly known for years through well-funded ad campaigns. Our products have a relatively high price for an artisanal premium beverage product, minimal mass media advertising to date and a small but growing presence in the mainstream market compared to some of our larger competitors.

The beverage industry is highly competitive. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of which also distribute other beverage brands. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than ours. Some of these competitors are placing pressure on independent distributors not to carry competitive sparkling brands such as ours. We also compete with regional beverage producers and “private label” soft drink suppliers.

Increased competitor consolidations, market-place competition, particularly among branded beverage products, and competitive product and pricing pressures could impact our earnings, market share and volume growth. If, due to such pressure or other competitive threats, we are unable to sufficiently maintain or develop our distribution channels, we may be unable to achieve our current revenue and financial targets. As a means of maintaining and expanding our distribution network, we intend to introduce new, innovative products and packages. We may not be successful in doing this and other companies may be more successful in this regard over the long term. Competition, particularly from companies with greater financial and marketing resources than ours, could have a material adverse effect on our existing markets, as well as on our ability to expand the market for our products.

We compete in an industry characterized by rapid changes in consumer preferences and public perception, so our ability to continue developing new products to satisfy our consumers’ changing preferences will determine our long-term success.

Failure to introduce new products or product extensions into the marketplace as current ones mature and to meet our consumers’ changing preferences could prevent us from gaining market share and achieving long-term profitability. Product lifecycles can vary, and consumers’ preferences and loyalties change over time. Although we try to anticipate these shifts and innovate new products to introduce to our consumers, we may not succeed. Customer preferences also are affected by factors other than taste, such as health and nutrition considerations and obesity concerns, shifting consumer needs, changes in consumer lifestyles, increased consumer information and competitive product and pricing pressures. Sales of our products may be adversely affected by the negative publicity associated with these issues. If we do not adequately anticipate or adjust to respond to these and other changes in customer preferences, we may not be able to maintain and grow our brand image and our sales may be adversely affected.

Global economic conditions may continue to adversely impact our business and results of operations.

The beverage industry, and particularly those companies selling premium beverages, can be affected by macro-economic factors, including changes in national, regional, and local economic conditions, unemployment levels and consumer spending patterns, which together may impact the willingness of consumers to purchase our products as they adjust their discretionary spending. Adverse economic conditions may negatively impact the ability of our distributors to obtain the credit necessary to fund their working capital needs, which could negatively impact their ability or desire to continue to purchase products from us in the same frequencies and volumes as they have done in the past. If we experience adverse economic conditions in the future, sales of our products could be adversely affected, collectability of accounts receivable may be compromised, and we may face obsolescence issues with our inventory, any of which could have a material adverse impact on our operating results and financial condition.

If we encounter product recalls or other product quality issues, our business may suffer.

Product quality issues, real or imagined, or allegations of product contamination, even when false or unfounded, could tarnish our image and could cause consumers to choose other products. In addition, because of changing government regulations or implementation thereof, or allegations of product contamination, we may be required from time to time to recall products entirely or from specific markets. Product recalls could affect our profitability and could negatively affect brand image.

We could be exposed to product liability claims.

Although we have product liability and basic recall insurance, insurance coverage may not be sufficient to cover all product liability claims that may arise. To the extent our product liability coverage is insufficient, a product liability claim would likely have a material adverse effect upon our financial condition. In addition, any product liability claim brought against us may materially damage the reputation and brand image of our products and business.

Our business is subject to many regulations and noncompliance is costly.

The production, marketing and sale of our beverages, including contents, labels, caps and containers, are subject to the rules and regulations of various federal, provincial, state and local health agencies. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or production may be stopped, which would adversely affect our financial condition and results of operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and while we closely monitor developments in this area, we cannot anticipate whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have a material adverse effect on our financial condition and results of operations.

Significant additional labeling or warning requirements may inhibit sales of affected products.

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements relating to the chemical content or perceived adverse health consequences of certain of our products. These types of requirements, if they become applicable to one or more of our products under current or future environmental or health laws or regulations, may inhibit sales of such products. In California, a law requires that a specific warning appear on any product that contains a component listed by the state as having been found to cause cancer or birth defects. This law recognizes no generally applicable quantitative thresholds below which a warning is not required. If a component found in one of our products is added to the list, or if the increasing sensitivity of detection methodology that may become available under this law and related regulations as they currently exist, or as they may be amended, results in the detection of an infinitesimal quantity of a listed substance in one of our beverages produced for sale in California, the resulting warning requirements or adverse publicity could affect our sales.

We may not be able to develop successful new beverage products, which are important to our growth.

An important part of our strategy is to increase our sales through the development of new beverage products. We cannot provide assurance that we will be able to continue to develop, market and distribute future beverage products that will enjoy market acceptance. The failure to continue to develop new beverage products that gain market acceptance could have an adverse impact on our growth and materially adversely affect our financial condition. We may have higher obsolescent product expense if new products fail to perform as expected due to the need to write off excess inventory of the new products.

Our results of operations may be impacted in various ways by the introduction of new products, even if they are successful, including the following:

●	sales of new products could adversely impact sales of existing products;

●	we may incur higher cost of goods sold and selling, general and administrative expenses in the periods when we introduce new products due to increased costs associated with the introduction and marketing of new products, most of which are expensed as incurred; and

●	when we introduce new platforms and package sizes, we may experience increased freight and logistics costs as our co-packers adjust their facilities for the new products.

The growth of our revenues is dependent on acceptance of our products by mainstream consumers.

We have dedicated significant resources to introduce our products to the mainstream consumer. As such, we have increased our sales force and executed agreements with distributors who, in turn, distribute to mainstream consumers at grocery stores and other retailers. If our products are not accepted by the mainstream consumer, our business could suffer.

Our failure to accurately estimate demand for our products could adversely affect our business and financial results.

We may not correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, glass, cans, cartons, labels, flavors or packing arrangements, we might not be able to satisfy demand on a short-term basis. Furthermore, industry-wide shortages of certain juice concentrates and sweeteners have been and could, from time to time in the future, be experienced, which could interfere with and/or delay production of certain of our products and could have a material adverse effect on our business and financial results. We do not use hedging agreements or alternative instruments to manage this risk.

The loss of our largest customers would substantially reduce revenues.

Our customers are material to our success. If we are unable to maintain good relationships with our existing customers, our business could suffer.

During the year ended December 31, 2018, the Company had two broker/distributors that accounted for approximately 24% and 17% of its sales, respectively; and during the year ended December 31, 2017, the Company had two broker/distributors that accounted for 23% and 16% of its sales, respectively. These two broker/distributors serve hundreds if not thousands of various retail chains and end customers.

No other customer exceeded 10% of sales for either period.

The loss of our largest vendors would substantially reduce revenues.

Our vendors are important to our success. If we are unable to maintain good relationships with our existing vendors, our business could suffer.

During the years ended December 31, 2018, the Company’s two largest vendors accounted for 16% and 13% of its purchases, respectively. During the year ended December 31, 2017, the Company made 20% of its purchases from a single vendor.

At December 31, 2018 and 2017, accounts payable to the Company’s largest vendor comprised 24% and 20% of our total accounts payable, respectively.

No other account was more than 10% of the balance of accounts payable in either period.

The loss of our third-party distributors could impair our operations and substantially reduce our financial results.

We depend in large part on distributors to distribute our beverages and other products. Some of our outside distributors are not bound by written agreements with the Company and may discontinue their relationship with us on short notice. Some distributors handle a number of competitive products. In addition, our products are a small part of our distributors’ businesses.

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

We depend upon an uninterrupted supply of the ingredients for our products, a significant portion of which we obtain overseas, principally from Peru, Brazil, Fiji and Indonesia. We do not have agreements guaranteeing supply of our ingredients. Any decrease in the supply of these ingredients or increase in the prices of these ingredients as a result of any adverse weather conditions, pests, crop disease, interruptions of shipment or political considerations, among other reasons, could substantially increase our costs and adversely affect our financial performance.

We also depend upon an uninterrupted supply of packaging materials, such as glass, cans and paper items. We obtain bottles both domestically and internationally. Any decrease in supply of these materials or increase in the prices of the materials, as a result of decreased supply or increased demand, could substantially increase our costs and adversely affect our financial performance.

The loss of any of our co-packers could impair our operations and substantially reduce our financial results.

We rely on third parties, called co-packers in our industry, to produce our beverages.

During the years ended December 31, 2018 and 2017, the Company had utilized three separate US based co-packers for most its production needs. Although there are other packers that could produce the Company’s beverages, a change in packers may cause a delay in the production process, which could ultimately affect operating results.

Our co-packing arrangements with other companies are on a short-term basis and such co-packers may discontinue their relationship with us on short notice. Our co-packing arrangements expose us to various risks, including:

●	if any of those co-packers were to terminate our co-packing arrangement or have difficulties in producing beverages for us, our ability to produce our beverages would be adversely affected until we were able to make alternative arrangements; and

●	our business reputation would be adversely affected if any of the co-packers were to produce inferior quality.

We believe that we have substantially reduced this risk by reducing our reliance upon any single co-packer. While our relationships with our existing co-packers are long-standing and beneficial, for 2019 we have also entered into co-packing agreements with CCB, the purchaser of our Los Angeles plant, and Sonoma Beverage Company, on the west coast. We are in discussion and negotiation with additional co-packers to ensure added capability for future production needs.

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

Our quarterly operating results may fluctuate because of the seasonality of our business.

Our highest revenues occur during the summer and fall, the third and fourth quarters of each fiscal year. These seasonality issues may cause our financial performance to fluctuate. In addition, beverage sales can be adversely affected by sustained periods of bad weather.

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

If we are not able to retain the full-time services of our management team, it will be more difficult for us to manage our operations and our operating performance could suffer.

Our business is dependent, to a large extent, upon the services of our management team. We do have a written employment agreement with two of five members of our management team. In addition, we do not maintain key person life insurance on any of our management team. Therefore, in the event of the loss or unavailability of any member of the management team to us, there can be no assurance that we would be able to locate in a timely manner or employ qualified personnel to replace him or her. The loss of the services of any member of our management team or our failure to attract and retain other key personnel over time would jeopardize our ability to execute our business plan and could have a material adverse effect on our business, results of operations and financial condition.

The price of our common stock may be volatile, and a shareholder’s investment in our common stock could suffer a decline in value.

There has been significant volatility in the volume and market price of our common stock, and this volatility may continue in the future. In addition, factors such as quarterly variations in our operating results, litigation involving us, general trends relating to the beverage industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. If we are unable to raise the funds required for all of our planned operations and key initiatives, we may be forced to allocate funds from other planned uses, which may negatively impact our business and operations, including our ability to develop new products and continue our current operations.

Many factors that are beyond our control may significantly affect the market price of our shares. These factors include:

●	price and volume fluctuations in the stock markets;

●	changes in our revenues and earnings or other variations in operating results;

●	any shortfall in revenue or increase in losses from levels expected by us or securities analysts;

●	changes in regulatory policies or law;

●	operating performance of companies comparable to us; and

●	general economic trends and other external factors.

Even if an active market for our common stock is established, stockholders may have to sell their shares at prices substantially lower than the price they paid for them or might otherwise receive than if a broad public market existed.

There has been a very limited public trading market for our securities and the market for our securities may continue to be limited, and be sporadic and highly volatile.

There is currently a limited public market for our common stock. Holders of our common stock may, therefore, have difficulty selling their shares, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares which may be purchased, may be sold without incurring a loss. Any such market price of our shares may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the shares in the future.

Future financings could adversely affect common stock ownership interest and rights in comparison with those of other security holders.

Our board of directors has the power to issue additional shares of common or preferred stock up to the amounts authorized in our certificate of incorporation without stockholder approval, subject to restrictive covenants contained in the Company’s contracts. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we issue any additional common stock or securities convertible into common stock, such issuance will reduce the proportionate ownership and voting power of each other stockholder. In addition, such stock issuances might result in a reduction of the book value of our common stock. Any increase of the number of authorized shares of common stock or preferred stock would require board and shareholder approval and subsequent amendment to our certificate of incorporation.

Alcohol Risk Factors

Our “Ready to Drink Mule” initiative is in its early stages and may not materialize or develop as planned due to business and regulatory factors.

Our ready to drink Mule test pilot is in its early stages, and may not materialize or develop as planned due to a myriad of business and regulatory factors. For example, many companies have already entered, and many new companies are beginning to enter, the ready to drink alcoholic beverage space and competition for market share and acceptance of new products we will be significant. Many details concerning our planned launch remain under development and the pilot test may not be as successful as planned.

Demand for our products may be adversely affected by many factors, including changes in consumer preferences and trends.

Consumer preferences may shift due to a variety of factors including changes in demographic and social trends, public health initiatives, product innovations, changes in vacation or leisure activity patterns and a downturn in economic conditions, which may reduce consumers’ willingness to purchase distilled spirits or cause a shift in consumer preferences away from ginger beer based cocktails toward beer, wine or non-alcoholic beverages. Our success depends in part on fulfilling available opportunities to meet consumer needs and anticipating changes in consumer preferences with successful new products and product innovations. The competitive position of our brands could also be affected adversely by any failure to achieve consistent, reliable quality in the product or in service levels to customers.

We face substantial competition in our industry and many factors may prevent us from competing successfully.

We compete based on product taste and quality, brand image, price, service and ability to innovate in response to consumer preferences. The global spirits industry is highly competitive and is dominated by several large, well-funded international companies. It is possible that our competitors may either respond to industry conditions or consumer trends more rapidly or effectively or resort to price competition to sustain market share, which could adversely affect our sales and profitability.

Adverse public opinion about alcohol could reduce demand for our products.

Anti-alcohol groups have, in the past, advocated successfully for more stringent labeling requirements, higher taxes and other regulations designed to discourage alcohol consumption. More restrictive regulations, negative publicity regarding alcohol consumption and/or changes in consumer perceptions of the relative healthfulness or safety of beverage alcohol could decrease sales and consumption of alcohol and thus the demand for our products. This could, in turn, significantly decrease both our revenues and our revenue growth, causing a decline in our results of operations.

Class action or other litigation relating to alcohol abuse or the misuse of alcohol could adversely affect our business.

Companies in the beverage alcohol industry are, from time to time, exposed to class action or other litigation relating to alcohol advertising, product liability, alcohol abuse problems or health consequences from the misuse of alcohol. It is also possible that governments could assert that the use of alcohol has significantly increased government funded health care costs. Litigation or assertions of this type have adversely affected companies in the tobacco industry, and it is possible that we, as well as our suppliers, could be named in litigation of this type.

Also, lawsuits have been brought in a number of states alleging that beverage alcohol manufacturers and marketers have improperly targeted underage consumers in their advertising. Plaintiffs in these cases allege that the defendants’ advertisements, marketing and promotions violate the consumer protection or deceptive trade practices statutes in each of these states and seek repayment of the family funds expended by the underage consumers. While we have not been named in these lawsuits, we could be named in similar lawsuits in the future. Any class action or other litigation asserted against us could be expensive and time-consuming to defend against, depleting our cash and diverting our personnel resources and, if the plaintiffs in such actions were to prevail, our business could be harmed significantly.

Regulatory decisions and legal, regulatory and tax changes could limit our business activities, increase our operating costs and reduce our margins.

Our business is subject to extensive regulation in all of the countries in which we operate. This may include regulations regarding production, distribution, marketing, advertising and labeling of beverage alcohol products. We are required to comply with these regulations and to maintain various permits and licenses. We are also required to conduct business only with holders of licenses to import, warehouse, transport, distribute and sell beverage alcohol products. We cannot assure you that these and other governmental regulations applicable to our industry will not change or become more stringent. Moreover, because these laws and regulations are subject to interpretation, we may not be able to predict when and to what extent liability may arise. Additionally, due to increasing public concern over alcohol-related societal problems, including driving while intoxicated, underage drinking, alcoholism and health consequences from the abuse of alcohol, various levels of government may seek to impose additional restrictions or limits on advertising or other marketing activities promoting beverage alcohol products. Failure to comply with any of the current or future regulations and requirements relating to our industry and products could result in monetary penalties, suspension or even revocation of our licenses and permits. Costs of compliance with changes in regulations could be significant and could harm our business, as we could find it necessary to raise our prices to maintain profit margins, which could lower the demand for our products and reduce our sales and profit potential.

Also, the distribution of beverage alcohol products is subject to extensive taxation both in the U.S. and internationally (and, in the U.S., at both the federal and state government levels), and beverage alcohol products themselves are the subject of national import and excise duties in most countries around the world. An increase in taxation or in import or excise duties could also significantly harm our sales revenue and margins, both through the reduction of overall consumption and by encouraging consumers to switch to lower-taxed categories of beverage alcohol.

CBD/Hemp Extract Risk Factors

Our Wellness Ginger Beer with Hemp Extract initiative is in its early stages and may not materialize or develop as planned due to business and regulatory factors.

Our Wellness Ginger Beer with Hemp Extract test pilot is in its early stages, and may not materialize or develop as planned due a myriad of business and regulatory factors. For example, many companies are entering the CBD space and competition for market share and acceptance of new products will be significant. Many details concerning our planned launch remain under development and the pilot test may not be as successful as planned.

Negative press from having a hemp or cannabis-related line of business could have a material adverse effect on our business, financial condition, and results of operations.

There is a misconception that hemp and marijuana, which both belong to the cannabis family, are the same thing, but industrial hemp is roughly defined as a cannabis plant with not more than 0.3 percent THC content on a dry-weight basis. Any hemp oil or hemp derivative we use will comport with this definition of less than 0.3% THC. Despite this, we may still receive negative attention from regulatory bodies, the press, business clients, or partners, grounded in these broad misconceptions, and this in turn can materially adversely affect our business.

Possible yet unanticipated changes in federal law could cause our products which include cannabis/industrial hemp CBD extracts to be illegal, or could otherwise prohibit, limit or restrict our business and products, forcing us to abandon our business activities or reduce our financial prospects.

The move toward ending hemp prohibition and the reemergence of a hemp economy began with the 2014 Farm Bill, which provided states with opportunities to create pilot programs for hemp research. The Agricultural Improvement Act of 2018 (“2018 Bill”) was signed into law at the end of December 2018 and expands on the 2014 Farm Bill. The 2018 Bill removes “hemp” from the definition of “Marihuana” in the Controlled Substances Act, decriminalizes the plant and its components, and as a result, transfers oversight of the cultivation and sale of the crop from the Drug Enforcement Administration to the Department of Agriculture. The net result of the 2018 Bill’s passage is that farmers and entrepreneurs gain several significant benefits, in addition to ending the uncertainty of criminal exposure for growing, processing or selling hemp:

●	Federal licensing for farmers wishing to grow hemp in states that don’t have a pilot program

●	Clarification that interstate commerce in hemp is permitted

●	Placing oversight of hemp with the USDA

●	Including hemp in the Federal Crop Insurance Act.

These provisions will go a long way toward helping the industry by clarifying existing gray areas of law, creating certainty around transport and interstate sale, and normalizing hemp as an industrial crop. However, there can be no assurance that Federal laws ending hemp prohibition will not be modified or repealed. In the event of either repeal of Federal regulations, or of amendments thereto which are adverse to our business and products, we may be required to cease operations or restrict or limit our products or the distribution thereof, which could be expected to have adverse consequences to our business, operations, revenues and profitability.

Sources of our key ingredient, CBD extracts from cannabis/industrial hemp plants, depend upon legality of cultivation, processing, marketing and sales of products derived from those plants.

Our key ingredient is broad spectrum CBD extracts derived from cannabis/industrial hemp plants. CBD may be legally produced in states which have laws and regulations that qualify under 7 US Code §5940 for implementation of “agricultural pilot programs to study the growth, cultivation or marketing of industrial hemp”, apart from state laws legalizing and regulating medical and recreational cannabis or marijuana which remains illegal under federal law. In addition, Federal licensing for farmers wishing to grow hemp in states that don’t have a pilot program is now available as a result of the 2018 Bill. If we were to be unsuccessful in arranging new sources of supply of our raw ingredients, or if our raw ingredients were to become legally unavailable, our business and operations could be limited, restricted or entirely prohibited, which could be expected to have adverse consequences to our business, operations, revenues and profitability.

We may have difficulty accessing the service of banks which may make it difficult for us to operate.

Many banks have not historically accepted deposits from and credit card processors will not clear transactions for businesses involved with the broadly defined cannabis industry, notwithstanding the legality of cannabis/industrial hemp derived products. While the 2018 Bill is expected to alleviate this hindrance, we may still have difficulty finding a bank and credit card processor willing to accept our business. The inability to open or maintain bank accounts or accept credit card payments from customers could be expected to cause us difficulty processing transactions in the ordinary course of business, including paying suppliers, employees and landlords, which could have a significant negative effect on our operations and your investment in our common stock.

Risk Factors Related to Our Common Stock

If we are not able to achieve our objectives for our business, the value of an investment in our Company could be negatively affected.

In order to be successful, we believe that we must, among other things:

●	increase the volume for our products

●	continue to find savings in our cost of goods (co-packer fees, packaging and ingredients);

●	expand the number of co-packers for our core and innovation products;

●	continue to recruit and retain top talent;

●	drive increased awareness through our brand pull campaigns, and trial and repeat purchase of our core brands;

●	drive increased SKU placement on shelf, and open new outlets of retail distribution through our investment in sales resources, partnerships and trade marketing support;

●	manage our operating expenses to sufficiently support operating activities and

●	avoid significant increases in variable costs relating to production, marketing and distribution.

We may not be able to meet these objectives, which could have a material adverse effect on our results of operations. We have incurred significant operating expenses in the past and may do so again in the future and, as a result, will need to increase revenues in order to improve our results of operations. Our ability to increase sales volume will depend primarily on success in marketing initiatives with industry brokers, improving our distribution base with DSD companies, introducing new no sugar brands, and focusing on the existing core brands in the market. Our ability to successfully enter new distribution areas and obtain national accounts will, in turn, depend on various factors, many of which are beyond our control, including, but not limited to, the continued demand for our brands and products in target markets, the ability to price our products at competitive levels, the ability to establish and maintain relationships with distributors in each geographic area of distribution and the ability in the future to create, develop and successfully introduce one or more new brands, products, and product extensions.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

●	authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock;

●	specify that special meetings of our stockholders can be called only upon the request of a majority of our board of directors or our Chief Executive Officer;

●	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors; and

●	prohibit cumulative voting in the election of directors.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management, and may discourage, delay or prevent a transaction involving a change of control of our Company that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.

Furthermore, we are subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a three-year period following the time that this stockholder becomes an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes, among other things, a merger, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns, or did own within three years prior to the determination of interested stockholder status, 15% or more of the corporation’s voting stock. Under Section 203, a business combination between a corporation and an interested stockholder is prohibited unless it satisfies one of the following conditions:

●	before the stockholder became interested, the board of directors approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder;

●	upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the voting stock outstanding, shares owned by persons who are directors and also officers, and employee stock plans, in some instances; or

●	at or after the time the stockholder became interested, the business combination was approved by the board of directors of the corporation and authorized at an annual or special meeting of the stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock which is not owned by the interested stockholder.

The existence of this provision may have an anti-takeover effect with respect to transactions the Company’s board of directors does not approve in advance. Section 203 may also discourage attempts that might result in a premium over the market price for the shares of Common Stock held by stockholders.

These provisions of Delaware law and the Certificate of Incorporation could have the effect of discouraging others from attempting hostile takeovers and, as a consequence, they may also inhibit temporary fluctuations in the market price of the Company’s common stock that often result from actual or rumored hostile takeover attempts. These provisions may also have the effect of preventing changes in the Company’s management. It is possible that these provisions could make it more difficult to accomplish transactions that stockholders may otherwise deem to be in their best interests.

Raptor/ Harbor Reeds SPV LLC (“Raptor), our largest shareholder, holds approximately 9% of our outstanding common stock and beneficially owns approximately 22% of our common stock and may greatly influence the outcome of all matters on which stockholders vote.

Because Raptor holds approximately 9% of our outstanding common stock and beneficially owns approximately 22% of our common stock, it may greatly influence the outcome of all matters on which stockholders vote. Daniel J. Doherty, III, a principal and shareholder of Raptor also serves as a director of Reed’s. Raptor is a secured creditor of Reed’s and its interests may not always coincide with the interests of other holders of our common stock. (Beneficial ownership is calculated pursuant to Section 13d-3 of the Securities Exchange Act of 1934, as amended, and includes shares underlying derivative securities which may be exercised or converted within 60 days.)

Collectively, members of our board of directors and our executive officers hold approximately 21% of the Company’s outstanding common stock, beneficially own approximately 33% of our common stock and may greatly influence the outcome of all matters on which stockholders vote.

Collectively, members of our board of directors and our executive officers hold approximately 21% of our outstanding common stock and beneficially own approximately 33% of our common stock. Of these percentages, Daniel J. Doherty III, a director of Reed’s, as principal and shareholder of Raptor/Harbor Reeds SPV LLC (“Raptor”) beneficially owns approximately 22% of our common stock. Members of our board of directors and our executive officers may influence the outcome of certain matters on which stockholders vote. (Beneficial ownership is calculated pursuant to Section 13d-3 of the Securities Exchange Act of 1934, as amended, and includes shares underlying derivative securities which may be exercised or converted within 60 days.)

Raptor’s interests may not always coincide with the interests of other holders of our common stock.

Raptor is a secured creditor of Reed’s, holding a subordinated note with a principal balance of $3,400,000 and additional reserved principal amount of $4,000,000 to cover the permitted over-advance under Rosenthal’s $13,000,0000 credit facility. Raptor’s security interest is subordinate to Rosenthal’s first priority security interest. The $4,000,000 permitted over-advance is guaranteed by Daniel J. Doherty, III and Daniel J. Doherty, III 2002 Family Trust through the issuance of an irrevocable stand-by-letter of credit in favor of Rosenthal, in amount not less than $1,500,000. The permitted over-advance is secured by all of Reed’s intellectual property collateral. In the event of default under Reed’s financing agreement with Rosenthal, Raptor has a put option to purchase the entire aggregate amount of the outstanding permitted over-advance of up to $4,000,000 at par plus accrued interest (without regard to any prepayment penalty or premium) from Rosenthal, prior to Rosenthal declaring a default under the financing agreement. If Raptor exercises the option, Rosenthal will release its first priority security interest on all intellectual property collateral of the Company to Raptor and terminate the letter of credit. As such, Raptor’s interests may not always coincide with the interests of other holders of Reed’s common stock.

If securities analysts or industry analysts downgrade our shares, publish negative research or reports, or do not publish reports about our business, our share price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us, our business and our industry. If one or more analysts adversely change their recommendation regarding our shares or our competitors’ stock, our share price would likely decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. As a result, the market price for our common stock may decline.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Articles of Incorporation authorize the Board of Directors to issue up to 70,000,000 shares of common stock and up to 500,000 shares of preferred stock. The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment, and the new securities may have rights, preferences and privileges senior to those of our common stock.

Substantial sales of our stock may impact the market price of our common stock.

Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of options and warrants, could adversely affect the market price of our common stock. Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced, and the price of our common stock may fall.

Our common stock is thinly traded, and investors may be unable to sell some or all of their shares at the price they would like, or at all, and sales of large blocks of shares may depress the price of our common stock.

Our common stock has historically been sporadically or “thinly-traded,” meaning that the number of persons interested in purchasing shares of our common stock at prevailing prices at any given time may be relatively small or nonexistent. As a consequence, there may be periods of several days or more when trading activity in shares of our common stock is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. This could lead to wide fluctuations in our share price. Investors may be unable to sell their common stock at or above their purchase price, which may result in substantial losses. Also, as a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of shares of our common stock in either direction. The price of shares of our common stock could, for example, decline precipitously in the event a large number of shares of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price.

We do not intend to pay any cash dividends on our shares of common stock in the near future, so our shareholders will not be able to receive a return on their shares unless they sell their shares.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless we pay dividends, our shareholders will not be able to receive a return on their shares unless they sell such shares.

Item 2. Property

Effective September 1, 2018, the Company leases 8,620 square feet of office space in Norwalk, Connecticut, which serves as our principal executive offices. The lease is for a period of 6.5 years.

Through December 31, 2018, the Company leased a facility in Los Angeles of approximately 76,000 square feet, which served as our principal executive offices, our West Coast brewery and bottling plant and our Southern California warehouse facility. On December 31, 2018, our lease on the facility was assumed by CCB as part of the Plant Sale. See Note 3 of the Notes to Financial Statements.

Item 3. Legal Proceedings

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for trading on the NYSE American trading under the symbol “REED”.

On December 13, 2018, the shareholders of the Company approved an increase in the number of authorized shares of common stock from 40 million to 70 million. As of December 31, 2018, there were approximately 4,590 holders of record of the common stock (including only non-objecting beneficial owners of record) and 25,729,456 outstanding shares of common stock.

Unregistered Sales of Equity Securities

During the year ended December 31, 2018, we issued 1,734 shares of common stock valued at $5,000 in payment of dividends on the Company’s Series A Convertible Preferred stock. These equity securities were not registered under the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

2007 Stock Option Plan, 2015 Incentive and Non-statutory and Stock Option Plan, and the 2017 Incentive Compensation plan

On October 8, 2007, our board of directors adopted the 2007 Stock Option Plan for 1,500,000 shares and the plan was approved by our stockholders on November 19, 2007. On December 30, 2015, the 2015 Incentive and Non-statutory Stock Option Plan for 500,000 shares was approved by our shareholders. Options issued and subsequently forfeited under the 2015 plan cannot be reissued. In 2017 the 2007 plan expired, and no new options will be granted under the plan. On September 29, 2017, the 2017 Compensation Plan for 3,000,000 shares was approved by our shareholders. On December 13, 2018 our shareholders approved a 3,500,000 share increase in the number of shares issuable under the 2017 Compensation Plan. Options issued and forfeited under the 2017 plan contain an Evergreen provision and cannot be re-priced without shareholder approval.

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

For the 2015 plan, when a stock option expires or is terminated before it is exercised, the shares are canceled and cannot be reissued. For the 2017 plan, when a stock option expires or is terminated before it is exercised, the shares are not replenished. The option strike price cannot be re-priced without shareholder approval.

No option can be granted under any plan after ten years following the earlier of the date the plan was adopted by the board of directors or the date the plan was approved by our stockholders.

Equity Compensation Plan

The following table provides information, as of December 31, 2018, with respect to equity securities authorized for issuance under compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in
Plan Category	(a)	(b)	Column (a)

Equity compensation plans approved by security holders	4,342,774	$2.09	1,975,215
Equity compensation plans not approved by security holders	-	$	-
TOTAL	4,342,774	$2.09	1,975,215

During 2019, our independent directors will be issued restricted common stock valued at $30,000 pursuant to the 2017 plan, in quarterly installments.

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

Amounts presented in the discussion below are in thousands, except share and per share amounts.

Results of Operations

Overview

Beginning in June of 2017, pursuant to our plan, we successfully:

●	Optimized our business model through the sale of our manufacturing and bottling facility in Los Angeles. As a result, we have been relieved of annual lease payments of approximately $420, idle plant costs which aggregated $2,428 in 2018, and the need for significant continuing capital expenditures;

●	negotiated new strategic co-packing partnerships on both coasts for both bottles and cans;

●	completed the relocation of our headquarters to Norwalk, Connecticut and added upgraded leadership talent across all functions including sales, marketing, supply chain, finance and accounting;

●	streamlined our portfolio to focus on the approximately thirty-five SKUs that together accounted for approximately 83% of 2018 gross revenue;

●	restructured our selling prices to offset several years of raw material price increases;

●	negotiated improved raw material vendor contracts;

●	entered into a new long-term glass supply agreement significantly improving gross margins;

●	enhanced our capital structure, including entering into a new credit facility with Rosenthal & Rosenthal that improved terms, reduced debt-service requirements by approximately $1.5 million on an annualized basis, and increased flexibility to support Reed’s future growth needs;

●	increased investment and expanded capabilities in sales and marketing, including development of a marketing function; secured partnerships with new creative, public relations and marketing support agencies;

●	established relationships with leading brokers across multiple channels of distribution to expand sales reach;

●	completed a refresh of both the Reed’s and Virgil’s brands which included new package designs, updated web sites and social media platforms, and the development of consumer pull campaigns;

●	through innovation, developed and announced new product launches: Zero Sugar offerings, can packaging and channel-specific packages and

●	successfully launched Virgil’s Zero Sugar in cans in five thousand retail outlets including Target and Kroger nationally, which helped drive brand growth of more than 30% in the fourth quarter of 2018.

We believe that we begin 2019 solidly positioned as an asset light Company, with a significantly enhanced infrastructure capable of driving accelerated growth well beyond the Company’s current size. The Company now will be able to focus on driving growth and building its brands, with capital flexibility, a reduced need for capital expenditures, and an optimized operating model.

On February 15, 2019, the Company entered into an agreement for an underwritten public offering of 7,733,750 shares of its common stock, at $2.10 per share, including an overallotment option for 1,008,750 shares that was exercised in full. Proceeds of the offering, net of the underwriting discount and other transaction costs, aggregated $14.9 million. The proceeds will be used to fund our sales and marketing efforts, to develop and launch new products, and for general working capital purposes.

Results of Operations – Year Ended December 31, 2018

The following table sets forth key statistics for the years ended December 31, 2018 and 2017, in thousands:

	Year Ended December 31,		Pct.
	2018	2017	Change
Gross sales (A)	$41,974	$41,718	1%
Less: Promotional and other allowances (B)	$3,872	4,004	-3%
Net sales	38,102	37,714	1%

Cost of goods produced (C)	24,996	27,780	-10%
As a percentage of:
Gross sales	60%	67%
Net sales	66%	74%
Cost of goods sold – idle capacity (D)	2,428	3,041	-20%
As a percentage of net sales	6%	8%
Gross profit	$10,678	$6,893	55%
Gross profit margin as a percentage of net sales	28%	18%

Expenses
Delivery and handling	$5,489	$3,942	39%
Selling and marketing	4,879	3,021	62%
General and administrative	8,383	5,754	46%
Impairment reserve	229	5,925
Gain on Plant Sale	(180)	-
Total Operating expenses	$18,800	$18,642	1%

Loss from operations	$(8,122)	$(11,749)	-31%

Interest expense and other expense	(2,203)	(6,624)	-67%

Net loss to stockholders	$(10,325)	$(18,373)	-44%

Weighted average shares outstanding	25,357,566	14,775,828	72%

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

(C) Cost of goods produced: Cost of goods produced consists of the costs of raw materials and packaging utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, inventory adjustments, as well as certain internal transfer costs. Cost of goods produced is used internally by management to measure the direct costs of goods sold, aside from unallocated plant costs. Cost of goods produced is not a measure that is recognized under GAAP and should not be considered as an alternative to cost of goods sold, which is determined in accordance with GAAP, and should not be used alone as an indicator of operating performance in place of cost of goods sold.

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

	Total			Per Case	Per Case
	2018	2017	vs PY	2018	2017	vs PY
Cases:
Reed’s	987	1,072	-8%
Virgil’s	861	722	19%
Total Core	1,848	1,794	3%
Non Core	283	388	-27%
Candy	41	56	-27%
Total	2,172	2,237	-3%

Gross Sales:
Core	$34,746	$32,160	8%	$18.8	$17.9	5%
Non Core	6,001	8,062	-26%	21.2	20.8	2%
Candy	1,227	1,496	-18%	29.9	26.7	12%
Total	$41,974	$41,718	1%	19.3	18.6	4%

Discounts: Total	$(3,872)	$(4,004)	-3.3%	$(1.8)	$(1.8)	0%

COGS:
Core	$(19,754)	$(20,716)	-5%	$(10.7)	$(11.5)	-7%
Non Core	(4,477)	(6,053)	-26%	(15.82)	$(15.6)	1%
Candy	(765)	(1,011)	-24%	(18.66)	$(18.1)	3%
Idle Plant	(2,428)	(3,041)	-20%	(1.12)	$(1.4)	-18%
Total	$(27,424)	$(30,821)	-11%	$(12.6)	$(13.8)	-9%

Gross Margin:	$10,678	$6,893	55%	$4.9	$3.1	58%
as % Net Sales	28%	18%	53%

Sales, Cost of Sales, and Gross Margin

Sales

As a result of our decision to focus on the core Reed’s and Virgil’s beverage brands and simplify operations by reducing the overall number of SKUs that we offer, the Company’s core beverage volume for the year ended December 31, 2018 represented approximately 83% of gross revenue.

Core brand gross revenue increased 8% during the year ended December 31, 2018 as compared to the year ended December 31, 2017, to $34,746 from $32,160. This increase was reduced by declines in non-core discontinued brands and private label sales timing. The result was a 1% increase in total gross revenue, to $41,974 from $41,718 during the prior year. On a 12-ounce case basis, price on our core brands increased $0.90 per 12-ounce case or 5% year over year, while core volume increased 3% as compared to the prior year.

Net sales revenue of $38,102, represents a 1% increase over 2017 net sales of 37,714.

Cost of Goods Sold and Produced

Cost of goods produced decreased $2,784 during the year ended December 31, 2018 as compared to the prior year, to $24,996 from $27,780. As a percentage of net sales, cost of goods produced decreased 8 percentage points, to 66% from 74% in the year-ago period. The main drivers of decrease were a reduction in packaging costs, mainly a reduction in glass, and productivity gains realized from the reduction in SKUs.

Cost of goods sold represents the cost of goods produced plus the costs associated with maintaining idle capacity in our Los Angeles manufacturing facility. Idle plant costs decreased in the current year to $2,428 from $3,041 in the same period in 2017, due to increased efficiencies in operating the LA facility.

In December of 2018 the Company sold its manufacturing and bottling facility in Los Angeles to California Custom Beverage, LLC, an entity owned by Christopher J. Reed, the Company’s founder, director and Chief Innovation Officer. See Note 3 of the Notes to Financial Statements for additional information. Effective with the sale, the Company no longer incurs idle plant costs and avoids significant continuing capital expenditures.

Gross Margin

Our price restructuring, along with the significant reduction in cost of sales discussed above, resulted in a 10 percentage point increase in gross margin during the year ended December 31, 2018, to 28% compared to 18% in 2017.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of freight costs throughout the supply chain and warehouse costs incurred for handling our finished goods and raw materials. Delivery and handling expenses increased in the year ended December 31, 2018 to $5,489 from $3,942 in 2017. As a percentage of net sales, delivery costs were 14%, as compared to 10% in 2017. This increase was due to an industry wide increase in freight rates, transition charges from and to new warehouse partners, sole sourced can production on the east coast and higher inventory levels. We will continue to refine our processes and procedures around control of freight in light of our new business model, with added co-packer partnerships, projected West Coast can production, and the addition of a new managed freight partner.

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

Total selling and marketing expenses were $4,879 during 2018, compared to $3,021 during the prior year. As a percentage of net sales, selling and marketing costs increased to 13% during the current year, as compared to 8% during prior year. The increase was driven by the establishment of an internal marketing department and the development of outside creative, public relations and support agencies. The increased investment in sales and marketing is consistent with the Company’s strategy to refresh the brands, launch new products into the market, and lay the ground work to re-accelerate growth of the core brands.

Marketing expenses for the year ended December 31, 2018 aggregated $1,683. Marketing expenses were not tracked separately in the year-ago period. As a percentage of net sales, marketing expenses equaled 4%.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased in the current year to $8,383 from $5,754, an increase of $2,629 over 2017. Our administrative expenses increase was largely driven by an increase in non-cash performance-based equity awards of $1,125, bonus accruals of $493, and one-time transition and severance costs relating to upgrading our human capital and our move to Norwalk, Connecticut of $927.

Loss from Operations

During the year ended December 31, 2018, we recognized a gain of $180 on the sale of our Los Angeles facility, and recorded an impairment charge of $229 to reduce to zero the carrying amount of the Company’s Sonoma Sparkler brand name. Sonoma Sparkler is not currently designated as a core product, and there are no plans to continue this product line in the foreseeable future. During the year ended December 31, 2017, impairment charges of $5,925 were recorded to reduce substantially all of the assets of the Company’s Los Angeles plant to estimated net realizable value in anticipation of the sale of the facility.

As a result of the changes discussed above, the loss from operations was $8,122 for the year ended December 31, 2018, as compared to a loss of $11,749 for the year ended December 31, 2017.

Interest and Other Expense

Interest and other expense for the years ended December 31, 2018 and 2017 consisted of the following (in thousands):

	2018	2017	$ Change	% Change
Interest expense	$2,201	$3,491	$(1,290)	(37)%
Financing and warrant modification costs	-	2,776	(2,776)	(100)
Change in fair value of warrant liability	2	(3,275)	3,277	(100)%
Extinguishment of convertible note	-	3,632	(3,632)	(100)

The decrease in interest expense of $1,290, to $2,201 during the current year from $3,491 during the prior year, is the result of lower average borrowings, and the more favorable terms of our new credit facility with Rosenthal & Rosenthal. On October 4, 2018, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc., which replaced its existing credit facility with PMC. See Note 7 of the Notes to Financial Statements.

Certain of our outstanding warrants are recorded as liabilities at fair value because they contain fundamental transaction provisions that could give rise to an obligation of the Company to the warrant holders. The number of such warrants outstanding was 138,762 at December 31, 2018 and 2017. The fair value of the liability is re-measured as of each reporting date, based on the then-current market price of our stock among other factors. Such changes in the fair value of our warrant liability resulted in a charge against earnings of $2 and a credit to earnings of $3,275 during the years ended December 31, 2018 and 2017, respectively.

During the year ended December 31, 2017, the terms of certain outstanding warrants were improved to induce the holders to enter into financing transactions with the Company or purchase equity securities of the Company, resulting in a charge against earnings of $2,776. Similarly, the conversion price of our Convertible Note to Related Party was reduced from $3.00 to $1.50 during the year then ended. In accordance with applicable authoritative accounting guidance, the modification was recorded as an extinguishment and reissuance of the note, resulting in a $3,632 charge against earnings. These transactions were not present during the year ended December 31, 2018.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the year ended December 31, 2018 and 2017 (unaudited; in thousands):

	Year Ended December 31,
	2018	2017
Net loss	$(10,325)	$(18,373)

Modified EBITDA adjustments:
Depreciation and amortization	108	551
Interest expense	2,201	3,491
Stock option and other noncash compensation	2,081	1,055
Financing costs including warrant modification	-	2,776
Change in fair value of warrant liability	2	(3,275)
Extinguishment and reissue of convertible note	-	3,632
Gain on Plant Sale	(180)
Impairment and severance costs	1,156	5,925
Total EBITDA adjustments	$5,368	$14,155

Modified EBITDA	$(4,957)	$(4,218)

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

Liquidity and Capital Resources

For the year ended December 31, 2018, the Company recorded a net loss of $10,325 and used cash in operations of $9,258. As of December 31, 2018, we had a cash balance of $624, a stockholder’s deficit of $6,743 and a working capital shortfall of $3,297, compared to a cash balance of $12,127, stockholder’s equity of $508 and working capital of $2,303 at December 31, 2017.

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During 2017, 2018 and subsequently, the Company has taken a number of steps to improve its cash and liquidity position.

In September of 2018, the Company completed the relocation of its headquarters to Norwalk, Connecticut. The Company’s move is consistent with its focus on a streamlined sales and marketing organization that is better positioned for future growth and enhanced profitability. The new Norwalk office serves as headquarters for the Company’s operations, business development, sales and marketing, finance, supply chain, HR and other corporate functions. With key leadership already based in the Tri-State area, including support agencies leading the Company’s marketing, advertising and public relations efforts, this will ensure a seamless transition.

On October 4, 2018, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc., which replaced its existing credit facility with PMC. See Note 7. The Company’s annual debt service requirements, on an annualized basis, were reduced by approximately $1,500 as a result of the refinancing. The new credit facility is for a term of 2.5 years, and provides for borrowings of up to $13,000. Concurrently with the execution of the financing agreement, all obligations to PMC under the Company’s existing credit facility were repaid in full in an aggregate amount of $8,758. As of December 31, 2018, the Company has $1,201 of unused borrowing capacity under the financing agreement.

On December 31, 2018, we completed the sale of substantially all of the assets of our Los Angeles manufacturing facility (the “Plant Sale”). See Note 3. We received $1,250 in cash, and the buyer assumed our lease obligation on the California property, relieving us of annual lease payments of approximately $420. The Plant Sale also effectively eliminates our costs associated with excess manufacturing capacity. With the sale of our plant, all of the Company’s production is subcontracted to co-packers, which assemble our products and charge us a fee, generally by the case, for the products they produce. Management believes that we begin 2019 solidly positioned as an asset light Company, able to focus all of our attention and resources on driving accelerated growth and building our brands, with capital flexibility, a reduced need for capital expenditures, and an optimized operating model.

In February of 2019, the Company entered into an agreement for an underwritten public offering of 7,733,750 shares of its common stock, at $2.10 per share, including an overallotment option for 1,008,750 shares that was exercised in full. Proceeds of the offering, net of the underwriting discount and other transaction costs, aggregated $14,905. The proceeds will be used to fund our sales and marketing efforts, to develop and launch new products, and for general working capital purposes.

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

Accounts Receivable. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.

Inventory. Inventory is stated at the lower of cost or the current estimated market value of the inventory. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

Intangible Assets and Impairment Policy. Intangible assets are comprised of indefinite-lived brand names acquired, so classified because we anticipate that these brand names will contribute cash flows to the Company perpetually. Indefinite-lived intangible assets are not amortized but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life is appropriate. As part of our impairment test, we first assess qualitative factors to determine whether it is more likely than not the asset is impaired. If further testing is necessary, we compare the estimated fair value of our asset with its book value. If the carrying amount of the asset exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess.

Management believes the accounting estimates related to impairment of our long lived assets, including our intangibles, are “critical accounting estimates” because: (1) they are highly susceptible to change from period to period because it requires an estimate of fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact of an impairment on our balance sheet and net income could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and we expect they will continue to do so. In estimating future revenues, we use internal budgets. Internal budgets are developed based on recent revenue data for existing product lines and planned timing of future introductions of new products and their impact on our future cash flows.

Revenue Recognition. The Company recognizes revenue when risk of loss transfers to our customers and collection of the receivable is reasonably assured, which generally occurs when product is shipped. A written order from the customer must be received and credit acceptance procedures performed prior to shipment of product. The Company does not have any significant contracts with customers requiring performance beyond delivery, and contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer. Revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs upon shipment from our facilities. The Company’s performance obligations are satisfied at that time. The Company does not allow for returns, except for damaged products when the damage occurred pre-fulfillment. Damaged product returns have historically been insignificant. Because of this, the stand-alone nature of our products, and our assessment of performance obligations and transaction pricing for our sales contracts, we do not currently maintain a contract asset or liability balance for obligations. We assess our contracts and the reasonableness of our conclusions on a quarterly basis.

Stock Compensation Expense. The Company periodically issues stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting to employees based on ASC 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Awards granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the awards vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested, and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company’s stock option and restricted stock grants is estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or restricted stock, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Warrant Liabilities. Various stock sales made by the Company to finance operations have been accompanied by the issuance of warrants. Some of these warrant agreements contain fundamental transaction provisions which may give rise to an obligation of the Company to pay cash to the warrant holders. Those warrants with fundamental transaction terms are accounted for as liabilities given the terms may give rise to an obligation of the Company to the warrant holders. These liabilities are measured at fair value at each reporting period and the change in the fair value is recognized in earnings in the accompanying Statements of Operations. Fair value is estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life, and future dividends. Expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect the amount of expense recorded in future periods.

Management believes the valuation of our warrant liabilities are “critical accounting estimates” because: (1) they require estimates of risk-free interest rates, expected volatility, expected life, and future dividends; and (2) the impact of a change in these estimates could be material to our balance sheet and net income. Management’s assumptions about risk-free interest rates, expected volatility, expected life, and future dividends are based upon historical experience, however future experience may fluctuate.

Recent Accounting Pronouncements

See Note 2 of the financial statements for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, Reed’s is not required to provide the information required by this Item 7A.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Reeds, Inc.

Norwalk, Connecticut

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Reeds, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2004.

Weinberg & Company, P.A.

Los Angeles, California

April 1, 2019

REED’S INC.

BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

(in thousands, except share data)

	December 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash	$624	$12,127
Accounts receivable, net of allowance for doubtful accounts and returns and discounts of $623 and $601, respectively	2,608	2,691
Receivable from related party	195	-
Inventory, net of reserve for obsolescence of $197 and $509, respectively	7,380	5,931
Prepaid expenses and other current assets	131	199
Total Current Assets	10,938	20,948

Property and equipment, net of accumulated depreciation of $342 and $799, respectively	896	174
Equipment held for sale, net of impairment reserves of $118 and $5,925, respectively	82	2,549
Intangible assets	576	805
Total assets	$12,492	$24,476

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$5,721	$7,480
Accrued expenses	1,483	220
Advances from officers	-	277
Line of credit	6,980	3,301
Current portion of leases payable	51	198
Current portion of long term financing obligation	-	222
Current portion of bank notes	-	6,947
Total current liabilities	14,235	18,645

Leases payable, less current portion	801	236
Long term financing obligation, less current portion, net of discount of $714 at December 31, 2017	-	1,250
Convertible note to a related party	4,161	3,690
Warrant liability	38	36
Other long term liabilities	-	111
Total Liabilities	19,235	23,968

Stockholders’ equity (deficit):
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 70,000,000 and 40,000,000 shares authorized, respectively; 25,729,461 and 24,619,591 shares issued and outstanding, respectively	3	2
Common stock issuable, 400,000 shares at December 31, 2017	-	680
Additional paid in capital	53,591	49,833
Accumulated deficit	(60,431)	(50,101)
Total stockholders’ equity (deficit)	(6,743)	508
Total liabilities and stockholders’ equity (deficit)	$12,492	$24,476

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2018 and 2017

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017
Net Sales	$38,102	$37,714
Cost of goods sold	27,424	30,821
Gross profit	10,678	6,893

Operating expenses:
Delivery and handling expense	5,489	3,942
Selling and marketing expense	4,879	3,021
General and administrative expense	8,383	5,754
Impairment of assets	229	5,925
Gain on sale of Los Angeles plant	(180)	-
Total operating expenses	18,800	18,642

Loss from operations	(8,122)	(11,749)
Interest expense	(2,201)	(3,491)
Financing and warrant modification costs	-	(2,776)
Change in fair value of warrant liability	(2)	3,275
Extinguishment of convertible note	-	(3,632)
Net loss	(10,325)	(18,373)

Dividends on Series A Convertible Preferred Stock	(5)	(5)
Net loss attributable to common stockholders	$(10,330)	$(18,378)

Loss per share – basic and diluted	$(0.41)	$(1.24)
Weighted average number of shares outstanding – basic and diluted	25,357,566	14,775,828

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2018 and 2017

(in thousands, except share data)

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2016	13,982,230	1	9,411	94	-	-	29,971	(31,723)	(1,657)

Fair value of vested options	-	-	-	-	-	-	276	-	276

Common shares issued to a Director of the Company for cash	117,647	-	-	-	-	-	200	-	200

Common shares issued for cash pursuant to the Rights Offering, net of offering costs	9,333,333	1	-	-	-	-	12,886	-	12,887

Common shares granted to Directors and Officers for services	62,365	-	-	-	-	-	99	-	99

Exercise of warrants	1,122,376	-	-	-	-	-	1,650	-	1,650

Common stock issuable to the board	-	-	-	-	400,000	680	-	-	680

Premium on convertible note	-	-	-	-	-	-	1,423	-	1,423

Extinguishment of warrant liability	-	-	-	-	-	-	2,634	-	2,634

Fair value of warrants issued for financing costs	-	-	-	-	-	-	689	-	689

Dividends on Series A Convertible Preferred Stock	1,640						5	(5)	-

Net Loss	-	-	-	-	-	-	-	(18,373)	(18,373)
Balance, December 31, 2017	24,619,591	$2	9,411	$94	400,000	$680	$49,833	$(50,101)	$508

Fair value of vested options	-	-	-	-	-	-	1,161	-	1,161

Shares granted to Directors and Officers for services	37,057	-					100		100

Vested restricted shares granted to Directors and Officers for services	256,222						820		820

Dividends on Series A Convertible Preferred Stock	1,734	-					5	(5)	-

Common shares issued to Directors and Officers pursuant to previous grants	400,000	-	-	-	(400,000)	(680)	680	-	-

Exercise of warrants	414,857	1					831		832

Cost of modification of outstanding warrants							161		161

Net Loss	-	-	-	-	-	-	-	(10,325)	(10,325)
Balance, December 31, 2018	25,729,461	$3	9,411	$94	0	$-	$53,591	$(60,431)	$(6,743)

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2018 and 2017

(In thousands)

	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net loss	$(10,325)	$(18,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	86	551
Gain on sale of Los Angeles plant	(180)	-
Amortization of discount on Long-term financing obligation	110	1379
Amortization of capitalized financing costs	75	-
Amortization of right of use assets	22	-
Loss on cancellation of capital leases	94	-
Stock options issued to employees for services	1,161	276
Common stock issuable for services	820	680
Common stock issued for services	100	99
Increase in allowance for doubtful accounts	22	345
Reserve for impairment on equipment held for sale	-	5,925
(Decrease) increase in inventory reserve	(312)	394
(Decrease) increase in fair value of warrant liability	2	(3,275)
Fair value of warrants recorded as financing costs	-	908
Cost of warrant modification	-	1,868
Accrual of interest on Convertible note to a related party	471	290
Loss on extinguishment of debt	-	3,632
Gain (loss) on sale or disposal of equipment	(5)	63
Write off intangible asset	229	-
Changes in operating assets and liabilities:
Accounts receivable	61	(551)
Inventory	(1,157)	560
Prepaid expenses and other assets	68	301
Accounts payable	(1,762)	1,521
Accrued expenses	1,190	34
Other long term obligations	(28)	(49)
Net cash used in operating activities	(9,258)	(3,422)
Cash flows from investing activities:
Cash proceeds from sale of Los Angeles plant	1,050
Proceeds from sale of property and equipment	51	-
Purchase of property and equipment	(159)	(813)
Net cash provided by (used in) investing activities	942	(813)
Cash flows from financing activities:
Borrowings on line of credit	47,560	38,355
Repayments of line of credit	(43,204)	(39,438)
Capitalization of financing costs	(591)	-
Principal repayments on capital expansion loan	(3,947)	(725)
Principal repayments on bank notes	(3,000)	-
Principal repayments on long term financial obligation	(253)	(191)
Advances from officers	200	277
Repayment of amounts due to officers	(472)	-
Principal repayments on capital lease obligation	(312)	(187)
Exercise of warrants	832	1,650
Proceeds from sale of common stock	-	13,087
Proceeds from issuance of convertible note	-	3,083
Net cash provided by (used in) financing activities	(3,187)	15,911
Net increase (decrease) in cash	(11,503)	11,676
Cash at beginning of period	12,127	451
Cash at end of period	$624	$12,127

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,351	$1,806
Non Cash Investing and Financing Activities:
Debt discount on note recognized as warrant liability	$-	$3,083
Acquisition of lease asset and liability	$730	$-
Property and equipment acquired through capital expansion loan	$-	$723
Preferred Stock dividends paid in Common Stock	$5	$5
Reclass of property to equipment held for sale	$-	$4,370
Extinguishment of warrant liability	$-	$2,634
Vendor credits issued for fixed asset purchase	$108	$-
Premium related to the issuance of convertible note	$-	$1,423
Fair value of warrant modification recorded as debt discount	$161	$-

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

(1)	Operations and Liquidity

A)	Nature of Operations

Reed’s Inc. (the “Company”) is the owner and maker of both Reed Craft Ginger Beer and Virgil’s Handcrafted Sodas. Established in 1989, Reed’s is America’s best-selling Ginger Beer brand and has been the leader and innovator in the ginger beer category for decades. Virgil’s is America’s best-selling independent, full line of natural craft sodas. The Reed’s Inc. portfolio is sold in over 30,000 retail doors nationwide. Reed’s Ginger Beers are unique due to the proprietary process of using fresh ginger root combined with a Jamaican inspired recipe of natural spices and fruit juices. The Company uses this same handcrafted approach in its award-winning Virgil’s line of great tasting, bold flavored craft sodas.

In 2017, the Company performed a complete operational review and developed a detailed action plan to capture performance improvements, drive core brand growth, and become a premier “asset-light” sales and marketing organization. On December 31, 2018, this culminated in the sale of the Company’s Los Angeles manufacturing facility (see Note 3), marking a fundamental shift in the nature of the Company’s operations and the completion of all major initiatives under the action plan.

B	Cash and Liquidity

For the year ended December 31, 2018, the Company recorded a net loss of $10,325 and used cash in operations of $9,258. As of December 31, 2018, we had a cash balance of $624, a stockholder’s deficit of $6,743 and a working capital shortfall of $3,297, compared to a cash balance of $12,127, stockholder’s equity of $508 and working capital of $2,303 at December 31, 2017.

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During 2017, 2018 and subsequently, the Company has taken a number of steps to improve its cash and liquidity position.

In September of 2018, the Company completed the relocation of its headquarters to Norwalk, Connecticut. The Company’s move is consistent with its focus on a streamlined sales and marketing organization that is better positioned for future growth and enhanced profitability. The new Norwalk office serves as headquarters for the Company’s operations, business development, sales and marketing, finance, supply chain, HR and other corporate functions. With key leadership already based in the Tri-State area, including support agencies leading the Company’s marketing, advertising and public relations efforts, this will ensure a seamless transition.

On October 4, 2018, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc., which replaced its existing credit facility with PMC. See Note 7. The Company’s annual debt service requirements, on an annualized basis, were reduced by approximately $1,500 as a result of the refinancing. The new credit facility is for a term of 2.5 years, and provides for borrowings of up to $13,000. Concurrently with the execution of the financing agreement, all obligations to PMC under the Company’s existing credit facility were repaid in full in an aggregate amount of $8,758. As of December 31, 2018, the Company has $1,201 of unused borrowing capacity under the financing agreement.

On December 31, 2018, we completed the sale of substantially all of the assets of our Los Angeles manufacturing facility (the “Plant Sale”). See Note 3. We received $1,250 in cash, and the buyer assumed our lease obligation on the California property, relieving us of annual lease payments of approximately $420. The Plant Sale also effectively eliminates our costs associated with excess manufacturing capacity. With the sale of our plant, all of the Company’s production is subcontracted to co-packers, which assemble our products and charge us a fee, generally by the case, for the products they produce. Management believes that we begin 2019 solidly positioned as an asset light Company, able to focus all of our attention and resources on driving accelerated growth and building our brands, with capital flexibility, a reduced need for capital expenditures, and an optimized operating model.

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

On February 15, 2019, the Company entered into an agreement for an underwritten public offering of 7,733,750 shares of its common stock, at $2.10 per share, including an overallotment option for 1,008,750 shares that was exercised in full. Proceeds of the offering, net of the underwriting discount and other transaction costs, aggregated $14,905. The proceeds will be used to fund our sales and marketing efforts, to develop and launch new products, and for general working capital purposes.

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

The allowance for doubtful accounts and returns and discounts is established through a provision reducing the carrying value of receivables. At December 31, 2018 and 2017, the allowance for doubtful accounts and returns and discounts was $623 and $601, respectively.

C)	Inventory

Inventory is stated at the lower of cost or the current estimated market value of the inventory. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. At December 31, 2018 and 2017, the reserve for inventory obsolescence aggregated $197 and $509, respectively.

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

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

In anticipation of the sale of our Los Angeles facility (see Note 3), we reclassified all the assets of the facility to Equipment Held for Sale. During the year ended December 31, 2017, we recorded impairment charges aggregating $5,925 to reduce the carrying amount of our Los Angeles assets to the estimated amount we believed to be recoverable.

E)	Intangible Assets and Impairment Policy

Intangible assets are comprised of indefinite-lived brand names acquired, so classified because we anticipate that these brand names will contribute cash flows to the Company perpetually. Indefinite-lived intangible assets are not amortized but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life is appropriate. As part of our impairment test, we first assess qualitative factors to determine whether it is more likely than not the asset is impaired. If further testing is necessary, we compare the estimated fair value of our asset with its book value. If the carrying amount of the asset exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess.

During our December 31, 2018 impairment testing, we determined that our Sonoma Sparkler trademark is unlikely to provide future benefit to the Company, because we do not currently offer Sonoma Sparkler products and we do not anticipate doing so in the foreseeable future. Accordingly, we reduced the book value of this asset to zero as of December 31, 2018, by recording an impairment charge of $229. No impairments were noted during the year ended December 31, 2017.

F)	Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250. Generally, the Company’s policy is to minimize borrowing costs by immediately applying cash receipts to borrowings against its credit facility. From time to time, however, the Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the insurance limit. To minimize the risk, the Company’s policy is to maintain cash balances with high quality financial institutions.

During the year ended December 31, 2018, the Company had two customers that accounted for approximately 24% and 17% of its sales, respectively; and during the year ended December 31, 2017, the Company had two customers that accounted for 23% and 16% of its sales, respectively. No other customer accounted for more than 10% of sales in either year.

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

As of December 31, 2018, the Company had accounts receivable from two customers that comprised 36% and 19% of total accounts receivable, respectively. As of December 31, 2017, the Company had accounts receivable from two customers that comprised 25% and 14% of its total accounts receivable, respectively. No other customer accounted for more than 10% of accounts receivable in either year.

During the years ended December 31, 2018 and 2017, respectively, the Company utilized three separate co-packers for most its production and bottling of beverage products in the eastern United States. With the December 31, 2018 Plant Sale, the Company no longer conducts a manufacturing operation, accordingly it utilizes co-packers to produce 100% of its products as of that date. The Company has long-standing relationships with two different co-packers, and in conjunction with the Plant Sale we entered into a third co-packing agreement with California Custom Beverage LLC (“CCB”), the purchaser of the plant (see Note 3). CCB is 100% owned by Chris Reed, founder of the Company and current Chief Information Officer and director. Although there are other packers, a change in co-packers may cause a delay in the production process, which could ultimately affect operating results.

During the years ended December 31, 2018, the Company’s two largest vendors accounted for 16% and 13% of its purchases, respectively. During the year ended December 31, 2017, the Company made 20%, of its purchases from a single vendor. At December 31, 2018 and 2017, accounts payable to the Company’s largest vendor comprised 24% and 20% of our total accounts payable, respectively. No other account was more than 10% of our accounts payable in either year.

G)	Fair Value of Financial Instruments

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis. Financial assets recorded at fair value in the balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value. Accounting Standards Codification Section 820 defines the following levels directly related to the amount of subjectivity associated with the inputs:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company’s assumptions.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, short-term bank loans, accounts payable, notes payable and other payables, approximate their fair values because of the short maturity of these instruments. The carrying values of lease obligations and long-term financing obligations approximate their fair values since the interest rates on these obligations are based on prevailing market interest rates.

As of December 31, 2018, and December 31, 2017, the Company’s balance sheets included warrant liabilities aggregating $38 and $36 respectively, measured at fair value based on Level 2 inputs.

H)	Segments

The Company operates in one segment for the manufacture and distribution of our products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

I)	Cost of Goods Sold

Cost of goods sold is comprised of the costs of raw materials and packaging utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs. Additionally, cost of goods sold includes direct production costs in excess of charges allocated to finished goods in production. Plant costs include labor costs, production supplies, repairs and maintenance, direct inventory write-off charges and adjustments to the inventory reserve. Charges for labor and overhead allocated to finished goods are determined on a market cost basis, which may be lower than the actual costs incurred. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Expenses not related to the production of our products are classified as operating expenses.

The Company terminated its manufacturing operation effective with the December 31, 2018 Plant Sale. See Note 3.

J)	Delivery and Handling Expense

Shipping and handling costs are comprised of purchasing and receiving, inspection, warehousing, transfer freight, and other costs associated with product distribution after manufacture and are included as part of operating expenses.

K)	Income Taxes

The Company uses an asset and liability approach for accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

L)	Revenue Recognition

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

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

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

The Company accounts for certain sales incentives to customers, including slotting fees, as a reduction of gross sales. These sales incentives for the years ended December 31, 2018 and 2017 were approximately $3,872 and $4,004, respectively.

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

For the years ended December 31, 2018 and 2017, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	December 31, 2018	December 31, 2017
Convertible note to a related party	2,266,667	2,266,667
Warrants	6,897,277	7,325,282
Common stock equivalent of Series A Convertible Preferred Stock	37,644	37,644
Unvested restricted common stock	598,370	-
Options	3,744,404	677,500
Total	13,544,362	10,307,093

N)	Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs aggregated $300 and $285 for the years ended December 31, 2018 and 2017, respectively.

O)	Stock Compensation Expense

The Company periodically issues stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting to employees based on ASC 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. Such grants issued and vesting to non-employees are valued on the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Awards granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the awards vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

The fair value of the Company’s stock option and restricted stock grants is estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or restricted stock, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

P)	Warrant Liabilities

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

Fair value is estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or restricted stock, and future dividends. Expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect the amount of expense recorded in future periods.

Q)	Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than twelve months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements.

The Company adopted ASU 2016-02 effective October 1, 2018. As a result, we recorded right-of-use assets aggregating $862, and lease liabilities of the same amount, as of that date. In accordance with ASU 2016-02, the right-of-use assets are being depreciated over the life of the underlying leases, and monthly lease payments are being recorded as reductions to the lease liability and imputed interest expense. See Note 9 for additional information.

R)	Recent Accounting Pronouncements

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

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

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

(3)	Plant Sale to a Related Party

On March 24, 2018, the Company received a letter of intent from California Custom Beverage, LLC, (“CCB”); an entity owned by Chris Reed, founder, CIO and board member of Reed’s; for the purchase of substantially all of the assets of the Company’s Los Angeles plant (the “Plant Sale”). Based on the terms of the offer, the Company recorded impairment charges totaling $5,925 in 2017, the difference between the offer terms and the net book value of the assets to be sold, reducing the assets to estimated net realizable value.

On December 31, 2018, the Plant Sale was completed. The Plant Sale included substantially all machinery, equipment, furniture and fixtures of the facility, with a net book value of $2,300 after 2017 impairment charges. Additionally, all contracts, permits, intellectual property and inventory pertaining to our non-strategic private label business were included in the sale. These private label assets were internally developed by the Company and had nominal book value as of the date of sale. The sales price consisted of $1,250 in cash, and CCB assumed our lease obligation on the California real property, which aggregated $1,300 at December 31, 2018. The Company recognized a gain of $180 on the sale, net of transaction costs and other customary adjustments.

By the terms of the sale CCB assumed the monthly payments on our lease obligation (see Note 8) effective immediately upon closing of the sale. Our release from the obligation by the lessor, however, is dependent upon CCB’s deposit of $1.2 million of security with the lessor no later than December 31, 2019. Mr. Reed has placed 800,000 of his shares of Reed’s stock in escrow, to be sold by him during 2019 for the purpose of funding the required security deposit.

We will receive a 5% royalty on CCB’s private label sales to existing customers for three years and a 5% referral fee on CCB’s private label sales to referred customers for three years. Additionally, we have entered into a three year co-packing agreement with CCB, whereby it will produce Reed’s beverages in glass bottles at prevailing West Coast market rates.

By the terms of the sale, CCB reimbursed the Company for certain costs such as sales tax arising from the transaction and prepayments as of December 31. Such costs aggregated $195, which is reflected as Receivable from Related Party on the accompanying balance sheet as of December 31, 2018. Additionally, we have agreed to provide at cost certain transitional services to CCB during the month of January 2019, including procurement of inventory, insurance coverage, and transitional services with respect to payroll. The cost of these services is expected to aggregate approximately $200.

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

Mr. Reed has agreed to continue on as our Chief Innovation Officer and a member of our board of directors.

In connection with the Plant Sale, we granted registration rights to a group of our current shareholders, including Chairman John Bello and certain institutional investors, with respect to an aggregate of 350,000 shares of our common stock. We agreed to use our commercially reasonable best efforts to register those 350,000 shares for resale with the SEC, and we have not yet done so. The shares may be sold pursuant to Rule 144 beginning July 1, 2019.

(4)	Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market, and is comprised of the following (in thousands):

	December 31, 2018	December 31, 2017
Raw Materials and Packaging	$3,053	$2,670
Finished Goods	4,327	3,261
Total	$7,380	$5,931

The Company has recorded an obsolescence reserve for potentially slow moving and obsolete inventory. The reserve at December 31, 2018 and 2017, totaled $197 and $509, respectively.

(5)	Property and Equipment

Property and equipment is comprised of the following (in thousands):

	December 31, 2018	December 31, 2017
Right-of-use assets under operating leases	$934	$569
Computer hardware and software	304	404
Total cost	1,238	973
Accumulated depreciation	(342)	(799)
Net book value	$896	$174

Depreciation expense for the years ended December 31, 2018 and 2017 totaled $86 and $551, respectively.

On December 31, 2018, the Company completed the sale of its Los Angeles manufacturing facility. See Note 3. The sale included substantially all machinery, equipment, furniture and fixtures of the facility. In anticipation of the sale, we reclassified all the assets of the facility to Equipment Held for Sale. During the year ended December 31, 2017, we recorded impairment charges aggregating $5,925 to reduce the carrying amount of these assets to the amount we estimated to be recoverable.

Equipment held for sale consists of the following (in thousands):

	December 31, 2018	December 31, 2017
Equipment held for sale	$200	$8,474
Reserve	(118)	(5,925)
Net book value	$82	$2,549

The balance as of December 31, 2018 consists of residual manufacturing equipment, at estimated net realizable value, which management anticipates selling during 2019.

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

(6)	Intangible Assets

Intangible assets consist of trademarks for the Company’s brand names (in thousands):

	December 31, 2018	December 31, 2017
Virgil’s	576	$576
Sonoma Sparkler	-	229
Brand names	$576	$805

Our brand names are deemed to have indefinite lives and are not amortized, but are tested for impairment annually. During our December 31, 2018 impairment testing, we determined that our Sonoma Sparkler trademark is unlikely to provide future benefit to the Company, because we do not currently offer Sonoma Sparkler products and we do not anticipate doing so in the foreseeable future. Accordingly, we reduced the book value of this asset to zero as of December 31, 2018, by recording an impairment charge of $229. No impairments were noted during the year ended December 31, 2017.

(7)	Lines of Credit

Amounts outstanding under the Company’s credit facilities are as follows (in thousands):

	December 31, 2018	December 31, 2017
Rosenthal Line of Credit	$7,657	$-
PMC Revolving Line of Credit	-	3,301
Term Loans	-	3,000
CAPEX loan	-	3,947
	7,657	10,248
Capitalized finance costs	(677)	-
Net balance	$6,980	$10,248

On October 4, 2018, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”), for a line of credit to replace its existing credit facility. The Rosenthal line of credit is for a term of 2.5 years and provides for borrowings of up to $13,000. Borrowings are based upon eligible accounts receivable and inventory, plus up to $4,000 of additional borrowing beyond those amounts (the “Over-Advance”).

Borrowings under the Rosenthal financing agreement bear interest at the greater of prime or 4.75%, plus an additional 2% to 3.5% depending upon whether the borrowing is based upon receivables, inventory or is an Over-Advance. The effective interest rate as of December 31, 2018 on outstanding borrowings was 8.3%. Additionally, the line of credit is subject to monthly facility and administration fees, and aggregate minimum monthly fees (including interest) of $4.

The Company incurred $752 of direct costs of the transaction, consisting primarily of broker, bank and legal fees, and the $161 cost of the warrant modification discussed below and in Note 10. These costs have been capitalized and are being amortized over the 2.5 year life of the Rosenthal agreement. Amortization was $75 for the year ended December 31, 2018.

The line of credit is secured by substantially all of the assets of the Company. Additionally, the Over-Advance is guaranteed by an irrevocable stand-by letter of credit in the amount of $1,500, issued by Daniel J. Doherty III and the Daniel J. Doherty, III 2002 Family Trust, affiliates of Raptor/Harbor Reeds SPV LLC (“Raptor”). Raptor beneficially owns 27.1% of the Company’s outstanding common stock as of December 31, 2018. Mr. Doherty is a member of the Company’s Board of Directors. In the event of a default under the financing agreement, Raptor has a put option to purchase from Rosenthal the entire amount of any outstanding Over-Advance plus accrued interest, prior to Rosenthal declaring an event of default under the financing agreement.

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

As part of the transaction, the Company issued an Amended and Restated Subordinated Convertible Non-Redeemable Secured Note to Raptor, to provide for additional advances of up to $4,000 in the event that Raptor exercises its put option described above. Consequently, the exercise price of 750,000 of Raptor’s outstanding warrants to purchase the Company’s common stock was reduced from $1.50 to $1.10, resulting in an increase in the fair value of the warrants of $161. This amount has been reflected as a capitalized finance cost, and is being amortized over the life of the financing agreement. See Note 10.

The financing agreement with Rosenthal includes customary restrictions that limit our ability to engage in certain types of transactions, including our ability to utilize tangible and intangible assets as collateral for other indebtedness. Additionally, the agreement contains a financial covenant that requires us to meet certain minimum working capital and tangible net worth thresholds as of the end of each quarter. As of December 31, 2018 we did not meet the working capital and tangible net worth requirements. Rosenthal granted us a waiver for the December 31, 2018 violation, and as a result of our February 2019 public offering (see Note 17) the violation was cured prior to the next measurement date of March 31, 2019. In all other respects, we were in compliance with the terms of our agreement with Rosenthal.

Prior to execution of the financing agreement with Rosenthal, the Company had a Loan and Security Agreement with PMC Financial Services Group, LLC (the “PMC Agreement”), which included a $6,000 Revolving Line of Credit, a $3,000 Term Loan, and a Capital Expansion Loan (“CAPEX Loan”). Upon execution of the financing agreement with Rosenthal, all obligations under the PMC Agreement were repaid in full in an aggregate amount of $8,758.

Interest rates on borrowings under the PMC Agreement were generally calculated on a sliding scale based on our trailing six month EBITDA. If unused cash availability met pre-established thresholds, interest rates were generally reduced to a contractual base rate plus any increase in the prime rate. The Revolving Line of Credit also bore a monthly collateral monitoring fee of .45%.

Interest expense on the Company’s credit facilities aggregated $1,153 and $1,458 for the years ended December 31, 2018 and 2017.

(8)	Financing Obligation

Our financing obligation is comprised of the following (in thousands):

	December 31, 2018	December 31, 2017
Financing obligation	$-	$2,186
Unamortized valuation discount	-	(714)
Net financing obligation	$-	$1,472
Less current portion	-	(222)
Long term financing obligation	$-	$1,250

As the result of a 2009 sale-leaseback transaction, the Company leased two buildings and certain of its brewery equipment (the majority of the assets of our Los Angeles plant). The transaction was accounted for as a long-term financing arrangement, and the proceeds from the sale were recorded as a financing obligation in the initial amount of $3,056. Monthly payments of approximately $35 under the arrangement were recorded as a reduction in the financing obligation and as interest expense at an implicit rate of 9.9%.

In connection with the financing obligation and subsequent amendments, the Company issued an aggregate of 600,000 warrants to purchase its common stock. The 600,000 warrants were valued at an initial aggregate amount of $1,336, which was recorded as a valuation discount at the date of issuance. The discount was being amortized over fifteen years, the term of the purchase option. The balance of the unamortized valuation discount at December 31, 2017 was $714. Amortization of valuation discount was $110 for each of the years ended December 31, 2018 and 2017.

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

On December 31, 2018, the Company completed its Plant Sale (see Note 3). As part of the transaction the buyer assumed our financing obligation, which aggregated $1.3 million, net of unamortized valuation discount of $604, as of that date. By the terms of the sale CCB assumed the monthly payments on the obligation effective immediately upon closing of the sale. Our release from the obligation by the lessor, however, is dependent upon CCB’s deposit of $1.2 million of security with the lessor no later than December 31, 2019. Mr. Reed has placed 800,000 of his shares of Reed’s stock in escrow, to be sold by him during 2019 for the purpose of funding the required security deposit.

(9)	Leases Payable

The Company adopted ASU 2016-02, Leases, effective October 1, 2018. The Standard requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease, initially measured at the present value of the lease payments. As a result, we recorded right-of-use assets aggregating $862 as of October 1, 2018, utilizing a discount rate of 12.6%. That amount consists of new leases on the Company’s Norwalk office and certain office equipment of $730, and existing capitalized leases reclassified to right of use assets of $132. The amount of such reclassification as of December 31, 2017 was $569.

ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Had ASU 2016-02 been adopted as of the beginning of the earliest period presented, such rent expense for the years ended December 31, 2018 and 2017 would have aggregated $45 and $82, respectively.

In accordance with ASU 2016-02, the right-of-use assets are being amortized over the life of the underlying leases. Had ASU 2016-02 been adopted as of the beginning of the earliest period presented, amortization of right of use asset would have aggregated $49 and $182 during the years ended December 31, 2018 and 2017, respectively.

Future minimum lease payments under the leases are as follows (in thousands):

Years Ending December 31,
2019	$185
2020	169
2021	202
2022	229
2023	233
thereafter	248
Total payments	1,266
Less: Amount representing interest	(414)
Present value of net minimum lease payments	852
Less: Current portion	51
Non-current portion	$801

(10)	Convertible Note to a Related Party

The Convertible Note to a Related Party consists of the following (in thousands):

	December 31, 2018	December 31, 2017
12% Convertible Note Payable	$3,400	$3,400
Accrued Interest	761	290
Total obligation	$4,161	$3,690

On April 21, 2017, pursuant to a Securities Purchase Agreement, the Company issued to Raptor a Secured, Convertible, Subordinated, Non-Redeemable Note (the “Note”) in the original principal amount of $3,400 and warrants to purchase 1,416,667 shares of common stock. See Note 11 for further information regarding the warrants.

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

The Note bears interest at a rate of 12% per annum, compounded monthly. It is secured by the Company’s assets, subordinate to the first priority security interest of Rosenthal (see Note 7). The Note may not be prepaid and matures on April 21, 2021. It may be converted, at any time and from time to time, into shares of common stock of the Company. Net of transaction costs, the Company received proceeds from the Note of $3,083. The principal balance of the Note was $3,400 at December 31, 2018 and 2017.

The fair value of the warrants was initially determined to be $3,302 using the Black-Scholes-Merton option pricing model. Of this amount, $3,083 was recorded as a valuation discount, and the $219 excess of the fair value of the warrant liability at the issuance date over the amount allocated to valuation discount was accounted for as a financing cost. The Company recognized a total debt discount at issuance of $3,400 consisting of the fair value of the warrant liability of $3,083 and cash offering costs of $317. The debt discount was being amortized over the term of the note. Amortization of the note discount through December 12, 2017 was $1,191 and the unamortized debt discount at that date was $2,209.

On December 12, 2017, in connection with the reduction of the offering price in the Rights Offering (see Note 12) to $1.50, the Company amended the Note, reducing the conversion price from $3.00 to $1.50. The Company determined that, under the provisions of ASC Topic 470-50, such modification resulted in a change of more than 10% of the fair value of the Note, and the transaction should be recorded as an extinguishment. Accordingly, we removed the $3,400 original Note and $2,209 of unamortized discount from our Balance Sheet, and recorded the new note at fair value. The Company retained an independent third-party valuation firm to calculate the fair value of the new note. Using discounted cash flow and Black-Scholes methods the fair value was determined to be $4,823. Accordingly, a new obligation in the amount of $3,400 was recorded and the corresponding premium of $1,423, representing the excess of the fair value over the face value of the Note, was reflected as an increase in additional paid in capital. A loss of $3,632 was realized in connection with the extinguishment and was included in the Statement of Operations.

On October 4, 2018, in connection with the execution of the Rosenthal financing agreement (see Note 7), the Company issued an Amended and Restated Subordinated Convertible Non-Redeemable Secured Note to Raptor, to provide for additional advances of up to $4,000 (see Note 7). In consideration therefore, the exercise price of 750,000 of Raptor’s outstanding warrants was reduced from $1.50 to $1.10, resulting in an increase in the fair value of the warrants, determined in accordance with the Black-Scholes-Merton option pricing model, of $161. This amount will be amortized as interest expense over the life of the Rosenthal financing agreement.

See Note 11 for further information regarding the warrants.

(11)	Warrants and Warrant Liability

Warrant activity during the years ended December 31, 2018 and 2017 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31,2016	803,909	4.50	4.00	26
Granted	7,643,749	1.95
Exercised	(1,122,376)	1.50
Forfeited or expired	-	-
Outstanding at December 31,2017	7,325,282	$2.09	3.43
Granted
Exercised	428,005	$2.03
Forfeited or expired	0
Outstanding at December 31, 2018	6,897,277	$2.06	2.42	$1,447
Exercisable at December 31, 2018	6,897,277	$2.06	2.42	$1,447

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

Warrants outstanding at December 31, 2018 and 2017, and their respective exercise price and expiration dates, are as follows:

December 31, 2018			December 31, 2017
Number	Price	Expiration Dates	Number	Price	Expiration Dates

200,000	$5.600	September 2019	200,000	$5.600	September 2019
125,000	$4.100	May 2021	125,000	$4.100	May 2021
10,000	$3.900	October 2021	10,000	$3.900	October 2021
50,000	$4.100	November 2021	50,000	$4.100	November 2021
72,703	$3.740	June 2021	72,703	$3.740	June 2021
66,059	$4.250	June 2021	66,059	$4.250	June 2021
784,549	$1.500	April 2022	784,549	$1.500	April 2022
87,745	$1.550	July 2022	87,745	$1.550	July 2022
512,560	$2.000	July 2022	512,560	$2.000	July 2022
4,238,661	$2.025	December 2020	4,666,666	$2.030	December 2020
750,000	$1.100	December 2022	750,000	$1.500	December 2022
6,897,277			7,325,282

Various financing transactions and stock sales made by the Company have been accompanied by the issuance of warrants. Generally, we record the fair market value of the warrants, as determined using the Black-Scholes-Merton option pricing model, as a financing cost at date of issuance. Such financing costs aggregated $0 and $1,480 during the years ended December 31, 2018 and 2017, respectively.

Certain of our warrant agreements, however, contain fundamental transaction provisions which may give rise to an obligation of the Company to pay cash to the warrant holders. For accounting purposes, in accordance with ASC 480, Distinguishing Liabilities from Equity, warrants with such fundamental transaction provisions are accounted for as liabilities. A summary of transactions that impacted our warrant liabilities is provided below under “Warrant Liability”.

Warrant Transactions

The aggregate intrinsic value of outstanding and exercisable warrants is calculated as the difference between the exercise price of the warrant and the market price of the Company’s common stock as of December 31, 2018, which was $2.07. Warrants for which the exercise price is higher than $2.07 have no intrinsic value as of December 31, 2018.

On April 21, 2017, in conjunction with the issuance of a Convertible Note to Related Party (see Note 10), the Company issued warrants for the purchase of 1,416,667 shares of common stock to Raptor. The warrants contain fundamental transaction provisions which may give rise to an obligation of the Company to pay cash to the warrant holders, accordingly these warrants are accounted for as liabilities. The fair value of the warrants was determined to be $3,302 using the Black-Scholes-Merton option pricing model. Of this amount, $3,083 was recorded as a debt valuation discount, and the $219 excess of the fair value of the warrant liability at the issuance date over the amount allocated to valuation discount was accounted for as a financing cost.

On April 19 2017, in anticipation of the April 21 transaction, warrants to purchase an additional 210,111 shares of the Company’s common stock at the exercise price of $3.00 were granted to three accredited investors that are party to a Securities Purchase Agreement dated May 26, 2016 and hold participation rights in the Company’s financing transactions. The warrants contain customary anti-dilution provisions and include fundamental transaction provisions resulting in the fair value of $571 to be classified as an increase to the warrant liability. Fair value was determined using the Black-Scholes-Merton option pricing model.

The three accredited investors referred to above agreed to waive their participation rights with regard to the April 21, 2017 financing. In consideration, these investors’ participation rights, expiring in May 2017, were extended for a period of two years. In addition, on April 21, 2017, the Company increased the terms of their outstanding 280,147 warrants by one year and reduced the exercise price from $4.25 to $3.00. The incremental change in the warrants’ fair value of $187 on the modification date was reported as an increase to the warrant liability and a cost of warrant modification.

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

On July 13, 2017, the Company entered into warrant exercise agreements with Raptor and the three accredited investors, by which the Company repriced previously issued warrants as an inducement to exercise. A total of 1,906,925 warrants were repriced, including those issued in April 2017. The warrants’ exercise prices were lowered from $3.00 and $4.00 per share to $1.50 per share, and the incremental cost before and after the modification of the warrants resulted in a charge against earnings of $1,109.

Upon modification, the investors exercised warrants for 1,122,376 shares of common stock at the repriced $1.50 per share, resulting in proceeds to the Company of $1,650. The fair value of the warrants at the date of exercise was $1,601, which was reclassified from the warrant liability to additional paid in capital as a result of the exercise. At the same time, the Company and the holders of the remaining 784,549 warrants agreed to modify the language of the fundamental transaction provision to require board approval, thus eliminating the need for the liability classification of the warrants. Accordingly, the fair value of these warrants, totaling $1,033, was reclassified from the warrant liability to additional paid in capital.

Pursuant to the July 13 warrant exercise agreements, the Company issued to the investors, pro rata based on the number of shares each investor exercised, a second tranche of warrants to purchase 512,560 shares of our common stock and on July 19, 2017 a third tranche of warrants to purchase 87,745 shares of our common stock. The second tranche of warrants have a term of 5 years, may be exercised commencing six months after issuance and have an exercise price of $2.00. The third tranche of warrants were exercisable immediately upon issuance for a term of five years and have an exercise price of $1.55. The newly issued warrants contain customary anti-dilution provisions. The aggregate fair value of the new warrants totaling $689 was determined using the Black-Scholes-Merton option pricing model with a volatility of 53.75% an interest free rate of 1.65% and a stock price of $2.35. The fair value of the warrants was reported as a financing cost on their respective issuance dates.

In December 2017, in accordance with a December 28, 2017 Rights Offering, the Company sold warrants to purchase 4,666,666 shares of common stock, at an exercise price of $2.025 per share. Additionally, as compensation for a definitive backstop commitment from Raptor, the Company issued to Raptor 750,000 five-year warrants. See Note 12 for additional information regarding the Rights Offering and backstop commitment.

On October 4, 2018, in connection with the execution of the Rosenthal financing agreement (see Note 7), the Company issued an Amended and Restated Subordinated Convertible Non-Redeemable Secured Note to Raptor, to provide for additional advances of up to $4,000 (see Note 7). In consideration therefore, the exercise price of 750,000 of Raptor’s outstanding warrants was reduced from $1.50 to $1.10, resulting in an increase in the fair value of the warrants, determined in accordance with the Black-Scholes-Merton option pricing model, of $161. This amount will be amortized to financing cost over the life of the Rosenthal financing agreement.

During the year ended December 31, 2018, a total of 428,005 warrants were exercised, including cashless exercises, resulting in the issuance of 414,857 shares of our common stock.

Warrant Liability

As stated above, certain of our warrant agreements contain fundamental transaction provisions which may give rise to an obligation of the Company to pay cash to the warrant holders. Such warrants are accounted for as liabilities at fair value. The fair value is remeasured at each reporting period, and the change in the fair value is recognized in earnings in the accompanying Statements of Operations. Following is a summary of the transactions described above that impacted our warrant liability.

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

The fair value of the warrant liability was determined at the following reporting, issuance, and modification dates using the Black-Scholes-Merton option pricing model and the following assumptions:

	As of December 31, 2016	Upon Issuance April 21, 2017	Upon Modification April 21, 2017	Upon Modification July 13, 2017	As of December 31, 2017	As of December 31, 2018
	(1)	(2)	(3)	(4)	(5)	(6)
Stock Price	$4.10	$4.75	$4.75	$2.35	$1.55	$2.07
Risk free interest rate	1.58%	1.51%	1.51%	1.65%	1.74%	2.69%
Expected Volatility	54.71%	49.33%	49.33%	53.75%	56.06%	50.07%
Expected life in years	4.42	5.00	5.00	4.77 to 4.89	3.42	2.42
Expected dividend yield	0%	0%	0%	0%	0%	2.69%
Number of Warrants	418,909	1,626,778	280,147	1,906,925	138,762	138,762
Fair Value of Warrants	$775	$3,873	$187	$1,109	$36	$38

(1) Warrant valuation on December 31, 2016 for 418,909 warrants containing fundamental transaction provisions.

(2) April 21, 2017 grant to Raptor of warrants to purchase 1,416,667 shares of the Company’s common stock in connection with the Company’s issuance of the Convertible Note to a Related Party (valued at $3,302) and April 19, 2017, grant of 210,111 warrants to three accredited investors that are party to a Securities Purchase Agreement dated May 26, 2016 and hold participation rights in the Company’s financing transactions (valued at $571).

(3) April 19, 2017, the three accredited investors referred to above waived their participation rights with regard to the April 21, 2017 financing. The Company increased the terms of their outstanding 280,147 warrants by one year and reduced the exercise price from $4.25 to $3.00. The incremental change in the warrants’ fair value of $187 on the modification date was reported as an increase to the warrant liability and a cost of warrant modification.

(4) July 13, 2017 warrant exercise agreements with Raptor and the three accredited investors to reprice warrants to purchase a total of 1,906,925 shares of our common stock. The incremental cost before and after the modification of the warrants resulted in a charge against earnings of $1,109. The warrants were also changed to modify language pertaining to a “fundamental transaction,” eliminating the need to classify the warrants as a warrant liability.

Upon modification, the investors exercised warrants for 1,122,376 shares of common stock at the repriced $1.50 per share, resulting in proceeds to the Company of $1,650. The fair value of the warrant liability at the date of exercise was $1,601, which was reclassified from the warrant liability to additional paid in capital as a result of the exercise. At the same time, the Company and the holders of the remaining 784,549 warrants agreed to modify the language of the fundamental transaction clause to require board approval, thus eliminating the need for the liability classification of the warrants. Accordingly, the fair value of these warrants, totaling $1,033, was reclassified from the warrant liability to additional paid in capital.

(5) Warrant valuation on December 31, 2017 for 138,762 warrants containing fundamental transaction provisions. The decrease in the fair value of the warrant liability was $3,275 for the year ended December 31, 2017.

(6) Warrant valuation on December 31, 2018 for 138,762 warrants containing fundamental transaction provisions. The increase in the fair value of the warrant liability was $2 for the year ended December 31, 2018.

The risk-free interest rate used in the valuation calculations was based on rates established by the Federal Reserve Bank. The Company used the historical volatility of its common stock to estimate the expected volatility. The expected life of the warrants was determined by the remaining contractual life of the warrant instrument. The expected dividend yield was determined to be zero since the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the foreseeable future.

(12)	Stockholders’ Equity

Series A Convertible Preferred Stock - Series A Convertible Preferred Stock (the “Preferred Stock”) consists of $10 par value, 5% non-cumulative, non-voting, participating preferred stock, with a liquidation preference of $10.00 per share. 500,000 shares are authorized. As of December 31, 2018 and 2017, there were 9,411 shares outstanding. Each share of Preferred Stock can be converted into four shares of the Company’s common stock.

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

Dividends are payable at the rate of 5% annually, pro-rata and non-cumulative. The dividend can be paid in cash or, at the discretion of our board of directors, in shares of common stock based on its then fair market value. The Company cannot declare or pay any dividend on shares of our securities common stock until the holders of the Preferred Stock have received their annual dividend. In addition, the holders of the Preferred Stock are entitled to receive pro rata distributions of dividends on an “as converted” basis with the holders of our common stock.

In the event of any liquidation, dissolution or winding up of the Company, or if there is a change of control event as defined, the holders of the Preferred Stock are entitled to receive, prior to distributions to the holders of common stock, $10.00 per share plus all accrued and unpaid dividends. Thereafter, all remaining assets are distributed pro rata among all security holders. Since June 30, 2008, the Company has the right, but not the obligation, to redeem all or any portion of the Preferred Stock at $10.00 per share, the original issue price, plus all accrued and unpaid dividends.

The Preferred Stock may be converted at any time, at the option of the holder, into four shares of common stock, subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, recapitalization, reclassification, and similar transactions. The Company is obligated to reserve authorized but unissued shares of common stock sufficient to affect the conversion of all outstanding shares of Preferred Stock.

Except as provided by law, the holders of the Preferred Stock do not have the right to vote on any matters, including the election of directors. However, so long as any shares of Preferred Stock are outstanding, the Company shall not, without the approval of a majority of the preferred stockholders, authorize or issue any equity security having a preference over the Preferred Stock with respect to dividends, liquidation, redemption or voting, including any other security convertible into or exercisable for any senior preferred stock.

During the years ended December 31, 2018 and 2017, the Company paid dividends on the Preferred Stock through the issuance of 1,734 and 1,640 shares of its common stock, respectively, which based upon the then-current market price of the stock equated to dividends of $5 in each of the years. No shares of Series A preferred stock were converted into common stock in 2018 and 2017.

Common Stock - The Company’s common stock has a par value of $.0001. On December 13, 2018 our shareholders approved an increase in the authorized number of common shares from 40,000,000 to 70,000,000. As of December 31, 2018 and 2017, 70,000,000 and 40,000,000 shares were authorized, respectively. As of December 31, 2018 and 2017, 25,729,461 and 24,619,591 shares were outstanding, respectively.

Common Stock Issued in Connection with a Rights Offering – In December 2017, the Company conducted a public offering of rights to purchase up to $14 million of units, each unit consisting of one share of the Company’s common stock and one-half warrant to purchase one share of common stock (the “Rights Offering”). Pursuant to the Rights Offering, the Company sold an aggregate of 9,333,333 units consisting of 9,333,333 shares of common stock and warrants to purchase 4,666,666 shares of common stock, with each warrant exercisable for one share of common stock at an exercise price of $2.025 per share. The net proceeds to the Company were $12,887 after deducting all offering costs, dealer-manager fees of $830, and expenses.

On December 6, 2017, the Company entered into a definitive backstop commitment agreement (“Backstop Agreement”) with Raptor whereby Raptor agreed to purchase a minimum of $6 million of unregistered units not subscribed in the Rights Offering in a private placement, subject to customary terms and conditions. Raptor had the right to exercise its basic subscription right and over-subscription privilege as a rights holder in the Rights Offering (subject to pro-ration) but had no obligation to do so.

As compensation for the backstop commitment the Company issued to Raptor five-year warrants to purchase a minimum of 750,000 shares of the Company’s common stock. The offering was oversubscribed; accordingly Raptor did not purchase any unregistered units in a private placement under the provisions of the Backstop Agreement. In connection with the offering, the Company also agreed to register the shares of common stock underlying the units (including shares of common stock underlying the warrants contained in the units) and shares of common stock underlying the backstop warrants. The Company registered the shares in February 2018.

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

Private Sale to a Director - During the year ended December 31, 2017, the Company sold 117,647 shares of its common stock to a member of the board of directors at $1.70 per share with total proceeds of $200.

Common Stock Issued to Directors and Officers for Services Rendered – During the year ended December 31, 2018 the Company issued 37,057 shares of its common stock to an officer of the Company as compensation for services rendered. The shares had an aggregate value on date of issuance of $100, which was recorded as compensation expense during the year ended December 31, 2018.

During the year ended December 31, 2017, the Company issued 62,365 shares of its common stock to certain directors and officers of the Company as compensation for services rendered. The shares had an aggregate value of $90 at dates of issuance.

Exercises of Warrants – During the years ended December 31, 2018 and 2017, the Company issued 414,857 and 1,122,376 shares of its common stock, respectively, upon the exercise of outstanding warrants, resulting in cash proceeds to the Company of $828 and $1,150, respectively.

Common Stock Issuable – On March 28, 2018, the Company awarded 412,736 shares of restricted common stock with an aggregate fair value of $660 to Valentin Stalowir, Chief Executive Officer of the Company, pursuant to his employment agreement with the Company. The shares are subject to vesting requirements; accordingly they are reflected Common Stock Issuable as of December 31, 2018. Half of the award, or 206,368 shares, will vest during 2019 and the remaining 206,368 shares will vest during 2020.

On January 10, 2018, Mr. Stalowir was awarded 371,268 shares of restricted common stock with an aggregate fair value of $631, pursuant to his employment agreement with the Company. Half of the award, or 185,634 shares vested and were issued during 2018. The remaining 185,634 shares will vest in 2019.

Also on January 10, 2018, the Company’s independent directors were awarded a total of 70,588 shares of restricted common stock, with an aggregate fair value of $120, as compensation for services rendered during 2018. The shares vested and were issued at the rate of 25% per quarter during each fiscal quarter of 2018.

Effective December 31, 2017, the Company issued to its independent directors an aggregate of 400,000 shares of common stock valued at $1.70 per share, or $680 in total, for services provided in 2017. These shares were reflected as Common Stock Issuable at December 31, 2017, and were issued during 2018.

Subsequent to December 31, 2018, the Company entered into an agreement for an underwritten public offering of its common stock. See Note 17.

(13) Share-Based Compensation

Management believes that the ability to issue equity compensation, in order to incentivize performance by employees, directors, and consultants, is essential to the Company’s growth strategy.

On September 29, 2017, the 2017 Compensation Plan (the “Plan”) was approved by our shareholders. Initially it provided for the issuance of up to 3,000,000 shares. On December 13, 2018 our shareholders approved a 3,500,000 share increase in the number of shares issuable under the Plan. Options issued and forfeited under the 2017 plan contain an Evergreen provision and cannot be re-priced without shareholder approval.

As of December 31, 2018, 1,947,715 shares are issuable under the Plan, and 27,500 shares remain issuable under the Company’s predecessor 2015 Compensation Plan.

The plans permit the grant of options and stock awards to our employees, directors and consultants. The options may constitute either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code or “non-qualified stock options”. The Plan is currently administered by the board of directors. The exercise price of an option granted under the plan cannot be less than 100% of the fair market value per share of common stock on the date of the grant of the option. Options may not be granted under the plan on or after the tenth anniversary of the adoption of the plan. Incentive stock options granted to a person owning more than 10% of the combined voting power of the common stock cannot be exercisable for more than five years. When an option is exercised, the purchase price of the underlying stock is received in cash, except that the plan administrator may permit the exercise price to be paid in any combination of cash, shares of stock having a fair market value equal to the exercise price, or as otherwise determined by the plan administrator.

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

Stock Options

Stock option activity consists of the following:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,048,500	$4.68
Granted	60,000	2.20
Exercised	-	-
Forfeited or expired	(431,000)	4.88
Outstanding at December 31, 2017	677,500	$4.35	4.14
Granted	3,596,954	1.88
Exercised	-	-
Unvested Forfeited or expired	(406,300)	2.65
Vested Forfeited or expired	(123,750)	4.26
Outstanding at December 31, 2018	3,744,404	$2.16	8.53	$1,026
Exercisable at December 31, 2018	678,059	$3.03	5.20	$116

The aggregate intrinsic value was calculated as the difference between the closing market price as of December 31, 2018, which was $2.07, and the exercise price of the outstanding stock options.

On December 17, 2018, options to purchase 311,000 shares of common stock were issued to certain employees of the Company pursuant to the Plan. One half of these options vest annually over a four-year period; the other half of will vest based on performance criteria to be established by the Board at its discretion. The $386 fair value of the options is being amortized through December 31, 2022.

On July 19, 2018, the Company issued options to purchase 748,000 shares of common stock to certain employees, officers and Directors pursuant to the Plan. One half of these options vest annually over a four-year period; the other half of these options will vest based on performance criteria to be established by the Board at its discretion. The $1,190 fair value of the options is being amortized through July 31, 2022.

On March 28, 2018, the Compensation Committee granted options to purchase 1,653,950 shares of common stock to certain current employees, officers and Directors pursuant to the Plan. One half of these options vest annually over a four-year period; the other half of these options will vest based on performance criteria to be established by the Board at its discretion. The $1,540 fair value of the options is being amortized through March 31, 2022.

Also, on March 28, 2018, the Compensation Committee approved the repricing of 100,000 options issued to former Chief Financial Officer Dan Miles pursuant to the 2015 Plan to the market price of $1.60, and extended the option period an additional four years.

Also on March 28, 2018, pursuant to its employment agreement with Valentin Stalowir dated June 28, 2017, the Compensation Committee awarded Mr. Stalowir options to purchase 412,736 shares of common stock, which are subject to shareholder approval to increase the number of shares available under the Plan, and are not otherwise issuable until January 2019. One half of these options will vest annually over a four-year period; the other half of these options will vest based on performance criteria to be established by the Board. The fair value of these options of $389 is being amortized through March 31, 2022.

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

On January 10, 2018, the Compensation Committee granted to Mr. Stalowir options to purchase 371,268 shares of stock, pursuant to the Plan and his employment agreement with the Company. The options have an exercise price of $1.70, vest over 18 months, and have a 10 year life. The $370 fair value of the options is being amortized through June 2019.

During the year ended December 31, 2017, the Company granted 60,000 options, with a fair value of $39, to purchase the Company’s common stock at a weighted average exercise price of $2.20, to certain employees of the Company.

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

	Year Ended December 31,
	2018	2017
Expected volatility	62%	52%
Expected dividends	—	—
Expected average term (in years)	6.00	2.00
Risk free rate - average	2.37% - 2.77%	1.47%
Forfeiture rate	0	0

Compensation cost resulting from option issuances aggregated $1,161 and $276 during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the aggregate value of unvested options was $2,691 which will be amortized to compensation expense as the options vest, over one to four years.

Additional information regarding options outstanding and exercisable as of December 31, 2018, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares Exercisable	Weighted Average Exercise Price
$1.60-2.19	2,573,954	$1.67	9.15	285,609	$1.67
$2.20-$3.74	940,450	2.81	8.72	202,450	$3.22
$3.75 to $5.04	230,000	4.90	0.87	190,000	$4.88
	3,744,404	$2.16	8.53	678,059	$3.03

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

Restricted Stock

The following table summarizes restricted stock activity during the years ended December 31, 2018 and 2017:

	Unvested Shares	Issuable Shares	Fair Value at Date of Issuance	Weighted Average Grant Date Fair Value
Balance, December 31, 2016	-	-	$-	-
Granted	400,000	-	680	1.70
Vested	(400,000)	400,000	-	1.70
Issued	-	-	-	-
Balance, December 31, 2017	-	400,000	$680	1.70
Granted	854,592	-	1,412	1.65
Vested	(256,222)	256,222	-	-
Issued	-	(656,222)	(1,500)	-
Balance, December 31, 2018	598,370	-	$592	$1.63

On March 28, 2018, in accordance with his employment agreement with the Company, the Compensation Committee awarded Mr. Stalowir 412,736 shares of restricted common stock with a fair value of $660 pursuant to the Plan. The fair value of these shares is being amortized to compensation expense through June 2019 when the shares vest.

On January 10, 2018, Mr. Stalowir was awarded 371,268 shares of restricted common stock with a fair value of $631, pursuant to the Plan and in accordance with his employment agreement with the Company. The award vests over eighteen months, and the fair value of the grant is being amortized to compensation expense through June 2019. During the year ended December 31, 2018, 185,634 shares of common stock with a fair value of $316 vested and were issued to Mr. Stalowir.

In the first quarter of 2018, the Compensation Committee granted an aggregate of 70,588 shares of restricted common stock to the Company’s independent Directors pursuant to the Plan. The shares vested and were issued in four equal installments during 2018, and the $120 fair value of the shares was amortized to compensation expense ratably over that period.

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

During the year ended December 31, 2018, an aggregate of $820 was recognized as compensation expense relative to restricted stock awards. As of December 31, 2018, the amount of unvested compensation related to restricted stock awards was $592, which will be recognized as an expense in future periods as the shares vest.

14) Income Taxes

At December 31, 2018 and 2017, the Company had available Federal and state net operating loss carryforwards (“NOL”s) to reduce future taxable income. For Federal purposes the amounts available were approximately $42,000 million and $35,000, respectively. For state purposes approximately $18,000 was available at December 31, 2018 and 2017. The Federal carryforward expires on various dates through 2035 and the state carryforward expires in 2019. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

Due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOL may be limited as a result of recent change in stock ownership. NOLs incurred subsequent to the latest change in control are not subject to the limitation.

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2018 and 2017, the Company did not have a liability for unrecognized tax benefits.

The Company recognizes as income tax expense, interest and penalties on uncertain tax provisions. As of December 31, 2018, and 2017, the Company has not accrued interest or penalties related to uncertain tax positions. Tax years 2011 through 2018 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the NOLs and will recognize the appropriate deferred tax asset at that time.

Significant components of the Company’s deferred income tax assets are as follows (in thousands):

	December 31, 2018	December 31, 2017
Deferred income tax asset:
Net operating loss carryforwards	$10,429	$8,927
Accounts receivable allowances	162	227
Inventory reserves	51	148
Deferred finance costs	(176)	-
Reserve for asset impairment	31	655
Total deferred tax asset	10,496	9,957
Valuation allowance	(10,496)	(9,957)
Net book value	$-	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	December 31, 2018	December 31, 2017
Federal statutory tax rate	(21)%	(34)%
State rate, net of federal benefit	(5)%	(5)%
	(26)%	(39)%
Effect of change in tax rate	-	10%
Valuation allowance	26%	29%
Effective tax rate	$-	$-

(15)	Commitments and Contingencies

Customer Commitments

The Company has entered into contracts with customers with clauses committing the Company to pay fees if the Company terminates the agreement early or without cause. The contracts call for the customer to have the right to distribute the Company’s products to a defined type of retailer within a defined geographic region. If the Company should terminate the contract or not automatically renew the agreements without cause, amounts would be due to the customer. As of December 31, 2018 and 2017, the Company has no plans to terminate or not renew any agreement with any of their customers; accordingly, no such fees have been accrued in the accompanying financial statements.

Legal Proceedings

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

We believe there are no material litigation matters as of December 31, 2018. Although the results of such litigation matters and claims cannot be predicted with certainty, we believe the final outcome of such claims and proceedings will not have a material adverse impact on our financial position, liquidity, or results of operations.

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

(16)	Related Party Activity

The Company paid Judy Reed, who is the Corporate Secretary and the wife of Chris Reed, to document minutes for the Board of Directors’ meetings. Amounts paid for her services during each of the years ended December 31, 2018 and 2017 aggregated less than approximately $1 thousand.

Winston Stalowir, son of Valentin Stalowir, Chief Executive Officer of the Company, was employed as a sales, merchandising and demo intern during the year ended December 31, 2018. He was paid approximately $2 thousand for his services.

Lisa Cohane, wife of Neal Cohane, our Senior Vice President of Sales, performed administrative and office management services for the Company during the year ended December 31, 2018. She was paid approximately $34 thousand for her services.

Lindsay Martin, daughter of a director of the Company, was employed as Vice President of Marketing during the year ended December 31, 2018. She was paid approximately $162 thousand for her services.

In 2017, Chris Reed (the former Chief Executive Officer and current Chief Innovation Officer), Robert Reed (the brother of Chris Reed), and Dan Miles (former Chief Financial Officer), collectively advanced approximately $571 thousand to the Company for working capital uses. In 2017, the Company repaid approximately $240 thousand of this amount and the remaining balance was repaid in January of 2018.

From time to time, the Company issues stock-based awards to employees, officers, and other related parties as compensation for services rendered. See Note 13 for information as to such transactions during the years ended December 31, 2018 and 2017.

On December 31, 2018, the Company sold its Los Angeles manufacturing facility to California Custom Beverage, LLC (“CCB”), an entity 100% owned by Chris Reed, the Company’s founder and Chief Innovation Officer (the “Plant Sale”). See Note 3.

During the years ended December 31, 2018 and 2017, the Company entered into the following transactions with Raptor:

On April 21, 2017, pursuant to a securities purchase agreement, Reed’s issued a secured convertible subordinated non-redeemable note to Raptor in the principal amount of $3,400, and warrants to purchase 1,416,667 shares of common stock. See Note 10. The Note bears interest at a rate of 12% per annum, compounded monthly. It is secured by the Company’s assets, subordinate to the first priority security interest of Rosenthal (see Note 7). The Note may not be prepaid and matures on April 21, 2021. It may be converted, at any time and from time to time, into shares of common stock of the Company. Net of transaction costs, the Company received proceeds from the Note of $3,083. In connection with the issuance of the note, the Company reimbursed Raptor direct costs totaling $157 incurred to issue the note.

On July 13, 2017, the Company entered into a warrant exercise agreement with Raptor to induce Raptor to purchase 766,667 shares of our common stock. The warrants’ exercise prices were lowered from $3.00 and $4.00 per share to $1.50 per share. Upon modification, Raptor exercised the warrants at the repriced $1.50 per share, resulting in proceeds to the Company of $1,150. The Company also issued to Raptor an additional second tranche of warrants to purchase up to 350,000 shares of our common stock and a third tranche of warrants to purchase up to 60,000 shares of our common stock. Second tranche warrants have a term of five years, may be exercised commencing six months from the date of issuance and have an exercise price equal to $2.00. The third tranche warrants were exercisable immediately upon issuance for a term of five-years, with an exercise price equal to $1.55. Raptor was also granted the right to appoint a non-voting observer to our board of directors for so long as Raptor or its affiliates is a beneficial owner of our stock. As of the date hereof, Raptor SPV LLC has not made such an appointment.

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

Pursuant to a December 6, 2017 Rights Offering (see Note 12), Raptor exercised its rights to purchase 2,666,667 units, thereby acquiring 2,666,667 shares of common stock and warrants to purchase up to 1,333,333 shares of common stock for an aggregate purchase price of $4,000.

On December 6, 2017, the Company entered into a definitive backstop commitment agreement (“Backstop Agreement”) with Raptor whereby Raptor agreed to purchase a minimum of $6 million of unregistered units not subscribed in the Rights Offering in a private placement, subject to customary terms and conditions. Raptor had the right to exercise its basic subscription right and over-subscription privilege as a rights holder in the Rights Offering (subject to pro-ration) but had no obligation to do so. As compensation for the backstop commitment the Company issued to Raptor five-year warrants to purchase a minimum of 750,000 shares of the Company’s common stock. The offering was oversubscribed; accordingly Raptor did not purchase any unregistered units in a private placement under the provisions of the Backstop Agreement.

On October 4, 2018, in connection with the execution of the Rosenthal financing agreement (see Note 7), the Company issued an Amended and Restated Subordinated Convertible Non-Redeemable Secured Note to Raptor, to provide for additional advances of up to $4,000 (see Note 7). In consideration therefore, the exercise price of the 750,000 warrants issued to Raptor on December 6, 2017 was reduced from $1.50 to $1.10, resulting in an increase in the fair value of the warrants, determined in accordance with the Black-Scholes-Merton option pricing model, of $161. This amount will be amortized against earnings over the life of the Rosenthal financing agreement.

(17)	Subsequent Events

During 2019, our independent directors will be issued restricted common stock valued at $30,000 pursuant to the 2017 plan, in quarterly installments.

On February 15, 2019, the Company entered into an agreement for an underwritten public offering of 7,733,750 shares of its common stock, at $2.10 per share, including an overallotment option for 1,008,750 shares that was exercised in full. Proceeds of the offering, net of the underwriting discount and other transaction costs, aggregated $14,906. The proceeds will be used to fund our sales and marketing efforts, to develop and launch new products, and for general working capital purposes.

The following table presents an unaudited pro forma balance sheet for Reed’s, Inc. assuming the public offering described above occurred on December 31, 2018 (in thousands):

	Actual December 31, 2018	Adjustment (1)	Pro Forma December 31, 2018 (unaudited)

ASSETS
Current assets:
Cash	$624	7,926	$8,550
Accounts receivable, net	2,608	-	2,608
Inventory, net	195	-	195
Other current assets	7,511	-	7,511
Total Current Assets	10,938	7,926	18,864

Property and equipment, net	896	-	896
Equipment held for sale and intangible assets	658	-	658
Total assets	$12,492	7,926	$20,418

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$5,721	-	$5,721
Accrued expenses	1,483	-	1,483
Line of credit	6,980	(6,980)	-
Current portion of leases payable	51	-	51
Total current liabilities	14,235	(6,980)	7,255

Leases payable, less current portion	801	-	-
Convertible note to a related party	4,161	-	-
Warrant liability and other long term liabilities	38	-	-
Total Liabilities	19,235	(6,980)	12,255

Stockholders’ equity (deficit):
Series A Convertible Preferred stock	94	-	94
Common stock	3	1	4
Common stock issuable	-	-	-
Additional paid in capital	53,591	14,905	68,496
Accumulated deficit	(60,431)	-	(60,431)
Total stockholders’ equity (deficit)	(6,743)	14,906	8,163
Total liabilities and stockholders’ equity (deficit)	$12,492	7,926	$20,418

(1)	Adjustment reflects the sale of 7,733,750 shares of the Company’s common stock for net proceeds of $14,906, of which $6,980 was used to repay the outstanding balance on the line of credit.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarter of 2018, ending December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

General

Reed’s current directors have terms which will end at the next annual meeting of the stockholders or until their successors are elected and qualify, subject to their death, resignation or removal. The following table sets forth certain information with respect to our current directors and executive officers as of December 31, 2018:

Name	Position	Age
Valentin Stalowir	Director, Chief Executive Officer	54
Iris Snyder	Chief Financial Officer	43
Christopher J. Reed	Director, Chief Innovation Officer, member of Operations Committee	60
Neal Cohane	Senior Vice President of Sales	57
Stefan Freeman	Chief Operating Officer	56
John Bello	Chairman of the Board, member of Compensation, Operations and Governance Committees	72
Daniel J. Doherty III	Director	54
Lewis Jaffe	Director, Chairman of Governance Committee, member of Audit, Operations and Compensation Committees	61
James C. Bass	Director, Chairman of the Audit Committee and member of Compensation Committee	66
Scott R. Grossman	Director, Chairman of the Compensation Committee and member of Audit and Governance Committees	40

Business Experience of Directors and Executive Officers

Val Stalowir, Chief Executive Officer. Val Stalowir was appointed Chief Executive Officer of Reed’s on June 28, 2017. Also on June 28, 2017, the Board of Reed’s expanded the Board to six seats and appointed Mr. Stalowir to serve as a Director, filling the newly created vacancy. Since November 2016, Mr. Stalowir has served as an independent food and beverage investment consultant working with varied consumer focused private equity groups. Prior, from April 2015 to November 2016, Mr. Stalowir served as Chief Executive Officer of privately held International Harvest, Inc., a leading supplier of certified organic superfood snacks. In 2011, Mr. Stalowir founded and was CEO of Global Restaurant Group, LLC (GRG) in Kyiv, Ukraine, a privately held, international restaurant operator and largest franchisee of YUM! Brands’ KFC franchise in Ukraine. From 2010 to 2012, Mr. Stalowir served as Executive Partner of APTA Capital, LLC, a US private equity firm focused on consumer branded companies. From 2002 to 2010, Mr. Stalowir was Chief Executive Officer of Preferred Brand Holdings, LLC, a private equity fund backed by Emigrant Savings Bank, where he co-founded the consumer practice and led the investment and growth strategies for five portfolio companies in the food and beverage sector. From 1999 to 2001, he served as President, North American division of Tomra Systems, ASA, a publicly traded Norwegian company and the global leader for beverage container return and processing systems. Prior, Mr. Stalowir served in marketing and general management positions with the Coca-Cola Company and the Quaker Oats Company.

Mr. Stalowir earned his MBA in Marketing and Finance with Distinction from the University of Michigan in 1990 and received dual BA degrees in Economics and Art History from the College of William and Mary in 1985.

Iris Snyder has served as Chief Financial Officer of Reed’s since July 30, 2018. From July 2016 to March 2018, she served as Senior Vice President and Chief Financial Officer for Stoli Group USA. In this position, Ms. Snyder headed Finance and Operations, integrating several wine and spirits brands into the portfolio during her tenure. During her tenure with Stoli, she also served as Vice President of Finance from January 2016 to June 2016 and FP&A Director from May 2014 to December 2015. Prior to her tenure with Stoli, Ms. Snyder served as Finance Director for Chobani from November 2013 to May 2014 and held other financial positions in multiple divisions for Diageo Plc, including the position of Finance Director from July 2012 to October 2013.

Ms. Snyder earned her MBA in Finance Management & Strategy from the Kellogg School of Management at Northwestern University and received her BS in Industrial and Operations Engineering with distinction from the University of Michigan.

Christopher J. Reed founded our company in 1987. Since inception, Mr. Reed has served in the roles of Chairman, President, and Chief Executive Officer, and is currently the company’s Chief Innovation Officer. Mr. Reed has been a non-independent Director since our incorporation in 1991. Mr. Reed also served as Chief Financial Officer during fiscal year 2007 until October 1, 2007 and again from April 17, 2008 to January 19, 2010. Mr. Reed remains a Director of the company with the election of John Bello as Chairman of the Board by fellow Board members. Mr. Reed has been responsible for our design and products, including the original product recipes, the proprietary brewing process and the packaging and marketing strategies. Mr. Reed received a B.S. in Chemical Engineering in 1980 from Rennselaer Polytechnic Institute in Troy, New York.

Neal Cohane, Chief Sales Officer. Neal Cohane has served as Reed’s Chief Sales Officer since March of 2008 and previously as Vice President of Sales since August 2007. From March 2001 until August 2007, Mr. Cohane served in various senior-level sales and executive positions for PepsiCo, most recently as Senior National Accounts Manager, Eastern Division. In this capacity, Mr. Cohane was responsible for all business development and sales activities within the Eastern Division. From March 2001 until November 2002, Mr. Cohane served as Business Development Manager, Non-Carbonated Division within PepsiCo where he was responsible for leading the non-carbonated category build-out across the Northeast Territory. From 1998 to March 2001, Mr. Cohane spent three years at South Beach Beverage Company, most recently as Vice President of Sales, Eastern Region. From 1986 to 1998, Mr. Cohane spent approximately twelve years at Coca-Cola of New York where he held various senior-level sales and managerial positions, most recently as General Manager New York. Mr. Cohane holds a B.S. degree in Business Administration from Merrimack College in North Andover, Massachusetts.

Stefan Freeman, Chief Operating Officer. Stefan Freeman served as Interim Chief Executive Officer from April 2016 through June 2017 and has assumed the role of Chief Operating Officer since then. He is also Chairman of the Compensation Committee. Mr. Freeman is a strategic and performance focused executive with more than twenty-five years in sales, manufacturing and supply chain operations in beverages and consumer products. Mr. Freeman has worked for the three largest soda companies in the world and was promoted within each company. From 2011 through 2014, Mr. Freeman was the Regional Vice President of Manufacturing for Coca-Cola Refreshments, managing eight manufacturing plants located throughout Southern California, Arizona and Hawaii. These plants produced 231 million cases with revenues in excess of $500 million annually. In 2014 Mr. Freeman was promoted from within Coca-Cola Refreshments to Vice President of Fleet Operations in Atlanta, Georgia where he managed one of the five largest fleet operations in North America through April 2016. Prior to working for Coca-Cola, Mr. Freeman was Director of Supply Chain for Dean Foods’ Pacific Coast Group, managing nine production facilities with responsibility for a $155 million annual operating budget. Other prior positions include Director of Sales Operations for Dr. Pepper Snapple Group and Supply Chain Manager and Plant Manager for Pepsi-Cola Bottling Group.

Mr. Freeman holds a BS in mechanical engineering from Tuskegee University and is an active member of the Cisco Systems Global Manufacturing Advisory Board.

John Bello is Reed’s Board Chairman and sales and marketing expert. Since 2001, Mr. Bello has been the Managing Director of JoNa Ventures, a family venture fund. From 2004 to 2012 Mr. Bello also served as Principal and General Partner at Sherbrooke Capital, a venture capital group dedicated to investing in leading, early stage health and wellness companies. Mr. Bello is the founder and former CEO of South Beach Beverage Company, the maker of nutritionally enhanced teas and juices marketed under the brand name SoBe. The company was sold to PepsiCo in 2001 for $370 million and in the same year Ernst and Young named Mr. Bello National Entrepreneur of the Year in the consumer products category for his work with SoBe. Before founding SoBe, Mr. Bello spent fourteen years at National Football League Properties, the marketing arm of the NFL and served as its President from 1986 to 1993. As the President, Mr. Bello has been credited for building NFL Properties into a sports marketing leader and creating the model by which every major sports league now operates.

Prior to working for the NFL, Mr. Bello served in marketing and strategic planning capacities at the Pepsi Cola Division of PepsiCo Inc. and in product management roles for General Foods Corporation on the Sanka and Maxwell House brands. As a board chair, Mr. Bello has also worked with IZZE in brand building, marketing and strategic planning capacities. That brand was also sold to PepsiCo.

Mr. Bello earned his BA from Tufts University, cum laude, and received his MBA from the Tuck School of business at Dartmouth College as an Edward Tuck Scholar. Mr. Bello is extensively involved in non-profit work and currently serves as a Tufts University Trustee and advisory board member (athletics) and the Veteran Heritage Project in Scottsdale, Arizona. Mr. Bello also serves on the board of Rockford Fosgate, a seller of OEM audio equipment, and is executive director of Eye Therapies which has licensed its technology to Bausch and Lomb, who markets a redness reduction eye drop under the Lumify brand name.

Daniel J. Doherty III, Director. Mr. Doherty was appointed by the Board on January 10, 2018 to serve as a director, filling a vacancy. Mr. Doherty is the principal of Eastern Investment Company. He is also a principal of Raptor/ Harbor Reeds, SPV, LLC (“Raptor”), the Company’s largest stockholder, which beneficially owns 27.1% of the company’s outstanding equity securities as of December 31, 2018, calculated pursuant to Rule 13d-3. Mr. Doherty has joint voting and dispositive control of the equity securities held by Raptor with another of its principals. See Item 13, Certain Relationships and Related Transactions.

James C. Bass is a Director, and is Chairman of the Audit Committee and member of the Compensation Committee. Mr. Bass is retired from the position of Chief Financial Officer and Senior Vice President of Sony Interactive Entertainment America LLC, commonly referred to as the PlayStation business of Sony where he joined in 1995 as Vice President of Finance. Mr. Bass has more than thirty-five years of financial and international management experience and was responsible for all of Sony’s financial operations and controls including general accounting and financial reporting, planning, analysis and systems, treasury and risk management, internal audit, and federal, state and local income taxes. Prior experience includes holding several senior management positions encompassing fourteen years with Bristol-Myers Squibb Company, gaining international experience running operations in parts of Asia and Europe.

Mr. Bass also spent two years at Wang Laboratories as a Divisional Controller. He started his career in New York at the public accounting firm, Haskins and Sells, now Deloitte & Touche. Mr. Bass received a Bachelor of Business Administration degree in accounting and finance from Pace University, New York City. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Lewis Jaffe is a Director and Chairman of the Governance Committee and is also a member of the Audit and Compensation Committees. Since August 2014, Mr. Jaffe is an Executive-in-Residence and Clinical Faculty at the Fred Kiesner Center for Entrepreneurship, Loyola Marymount University. He is also a technology futurist, Executive Coach and Public Speaker. Since January 2010 Mr. Jaffe has served on the board of FitLife Brands Inc. (FTLF:OTCBB) and serves on its audit, compensation and governance committees. Since 2006 he has served on the board of directors of York Telecom, a private company, and serves on its compensation and governance committees. From 2006 to 2008 Mr. Jaffe was Interim Chief Executive Officer and President of Oxford Media, Inc. Mr. Jaffe has also served in executive management positions with Verso Technologies, Inc., Wireone Technologies, Inc., Picturetel Corporation, and he was also previously a Managing Director of Arthur Andersen. Mr. Jaffe was the co-founder of MovieMe Network. Mr. Jaffe also served on the Board of Directors of Benihana, Inc. as its lead independent director from 2004 to 2012.

Mr. Jaffe is a graduate of the Stanford Business School Executive Program, holds a Bachelor of Science from LaSalle University and holds a Masters Professional Director Certification from the American College of Corporate Directors, a public company director education and credentialing program.

Scott R. Grossman is a Director and Chairman of the Compensation Committee and is also a member of the Audit and Governance Committees. Mr. Grossman has nearly two decades of investing and advisory experience in both public and private companies undergoing significant change. Mr. Grossman is the founder and CEO of Vindico Capital LLC, a value-oriented investment firm that invests in public company transformations in partnership with management. Prior to Vindico, Mr. Grossman was a Senior Portfolio Manager at Magnetar Capital, a $13 billion multi-strategy alternative asset manager, which he first joined in 2006. Prior to Magnetar, Mr. Grossman worked at Soros Fund Management in its Private Equity division and Merrill Lynch in its investment banking group. In addition, Mr. Grossman is a non-operating partner and current Board Member at Zeitguide. Mr. Grossman received an MBA from the Stanford Graduate School of Business and a BA from Columbia University where he majored in economics.

Legal Proceedings

To the best of our knowledge, none of our executive officers or directors are parties to any material proceedings adverse to Reed’s, have any material interest adverse to Reed’s or have, during the past ten years, been subject to legal or regulatory proceedings required to be disclosed hereunder.

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

Director Independence

The board of directors has determined that four members of our board of directors, Mr. Bello, Mr. Bass, Mr. Jaffe, and Mr. Grossman are independent under the NYSE American Company Guide. We intend to maintain at least four independent directors on our board of directors in the future.

Code of Ethics

Our Chief Executive Officer and all senior financial officers, including the Chief Financial Officer, are bound by a Code of Ethics that complies with Item 406 of Regulation S-B of the Exchange Act. Our Code of Ethics is posted on our website at http://investor.reedsinc.com.

Board Structure and Committee Composition

As of the date of this Annual Report, our board of directors has seven directors and the following four standing committees: an Audit Committee, a Compensation Committee, a Governance Committee and an Operations Committee. The Audit Committee, Compensation Committee and Governance Committee were formed in January 2007. The Operations Committee was formed in May 2017.

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

Our Audit Committee is comprised of Lewis Jaffe, Scott R. Grossman and James C. Bass. James C. Bass serves as Chairman of the Audit Committee. We believe James C. Bass meets SEC requirements of an “audit committee financial expert” within the meaning of the Sarbanes Oxley Act of 2002, Section 407(b).

Compensation Committee. Our Compensation Committee assists our Board in determining and developing plans for the compensation of our officers, directors and employees. Our Compensation Committee is comprised of John Bello, Lewis Jaffe, James C. Bass and Scott R. Grossman. Scott R. Grossman serves as Chairman of our Compensation Committee. In affirmatively determining the independence of a director who will serve on the compensation committee, the Company’s Board considered all factors specifically relevant to whether the director has a relationship to the Company which is material to the director’s ability to be independent from management in connection with the duties of a committee member, including, without limitation: (1) the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by the Company; and (2) whether the director is affiliated with the Company, or an affiliate of the Company. Specific responsibilities include the following:

●	approving the compensation and benefits of our executive officers;

●	reviewing the performance objectives and actual performance of our officers; and

●	administering our stock option and other equity compensation plans.

Governance Committee. Our Governance Committee assists the board of directors by identifying and recommending individuals qualified to become members of our board, reviewing correspondence from our stockholders, and establishing, evaluating and overseeing our corporate governance guidelines. Our Governance Committee is currently comprised of John Bello, Lewis Jaffe and Scott R. Grossman. Lewis Jaffe serves as Chairman of the Governance Committee. The board of directors has determined all of the members of the Nominations and Governance Committee are independent under the rules of Section 803A of the NYSE American Company Guide. Our board of directors has adopted a written charter for the Nominations and Corporate Governance Committee.

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

Operations Committee. Our Operations Committee assists the Board in fulfilling its oversight responsibilities for matters relating to the Company’s operations, particularly those aspects which are most likely to affect stockholder value. Our Operations Committee is currently comprised of John Bello, Lewis Jaffe and Christopher J. Reed. In furtherance of this purpose, the Operations Committee has the following general oversight responsibilities:

●	reviewing and providing strategic advice and counsel to the Company regarding the business operations; and

●	presenting to the Board an independent assessment of the Company’s business operations as it relates to strategic initiatives.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities.

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Reed’s under 17 CFR 240.16a-3(e) during our most recent fiscal year or written representations from the reporting persons, the following individuals each filed one late Form 4: John Bello, Stefan Freeman, Neal Cohane, Christopher J. Reed, Daniel V. Miles, Valentin Stalowir and Daniel J. Doherty III (two transactions). Unless otherwise indicated, each late Form 4 filing covered one transaction. None of our officers or directors filed Form 5.

Item 11. Executive Compensation

The following table summarizes all compensation for fiscal years 2018 and 2017 received by our current and former Chief Executive Officers (principal executive officer), current and former Chief Financial Officers (principal financial officers), and our chief operating officer, our “Named Executive Officers” during the reported periods:

Name and Principal Position	Year	Salary		Bonus	Stock Awards (1)	All Other Compensation (2)	Total

Valentin Stalowir	2017	$150,000		-	-	$10,500	$160,500
Chief Executive Officer	2018	$312,500		$291,597	$315,578	$6,490	$926,165

Christopher J. Reed	2017	$227,000		-	-	-	$227,000
Chief Innovation Officer (Former Chief Executive Officer )	2018	$227,000		-	-		$227,000

Iris Snyder	2017	-		-	-	-	-
Chief Financial Officer	2018	$143,109		$24,688	-	$4,121	$171,619

Daniel V. Miles	2017	$175,000		-	-	-	$175,000
Former Chief Financial Officer	2018	$210,936	(3)	$207,000	-		$417,936

Stefan Freeman	2017	$155,192		-	-	$5,100	$260,292
Chief Operating Officer (Former Interim Chief Executive Officer)	2018	$225,000		$19,045	$100,000	$7,200	$351,245

(1) The amounts represent the fair value for share-based payment awards issued during the year. The award is calculated on the date of grant in accordance with Financial Accounting Standards.

(2) Other compensation includes both cash payments and the estimated value of the use of company assets.

(3) Includes stay bonus and severance in the amount of $80,776.

Employment Agreements

We entered into an at-will employment agreement with Valentin Stalowir to serve as the Chief Executive Officer of Reed’s, effective as of June 28, 2017 and continuing thereafter unless terminated by either the Company or Mr. Stalowir, with or without notice and with or without cause, pursuant to the terms of the agreement. Pursuant to the agreement, Mr. Stalowir receives a base salary at the initial rate of $300,000 per year, automatically increasing by $25,000 per year on each anniversary of the effective date until the base salary has reached $350,000. Mr. Stalowir also receives a performance based cash bonus structure and has been granted equity comprised of stock options and/or restricted stock grants equal to 4% of Reed’s outstanding common stock, on a fully diluted basis, calculated as of the effective date of the agreement. The Compensation Committee subsequently determined that the calculation of Mr. Stalowir’s equity grants, in order to be equitable, should be based on 4% of Reed’s outstanding common stock in March 2018 and additional equity grants were made to Mr. Stalowir, subject to shareholder approval for the increase of the Company’s available authorized shares and increase of shares available under the company’s active incentive compensation plan. Requisite shareholder approval was obtained on December 134, 2018. Mr. Stalowir is also eligible to participate in the Company’s other benefit plans available to its executive officers. The agreement provides for full acceleration of equity grants triggered by a “change of control”, as defined in the agreement and contains confidentiality, invention assignment and non-solicitation covenants.

We entered into an at-will employment agreement with Stefan Freeman to serve as the Chief Operating Officer of Reed’s, effective October 2017, continuing thereafter unless terminated by either the Company or Mr. Freeman, with or without notice and with or without cause, pursuant to the terms of the agreement. Pursuant to the agreement, Mr. Freeman receives a base salary of $225,000 per year. Mr. Freeman is also eligible to receive performance based cash bonus at a target amount of 30% of his base salary. Mr. Freeman also participates in the Company’s equity compensation plan at a level commensurate with his executive position. The agreement provides for full acceleration of equity grants triggered by a “change of control”, as defined in the agreement and contains confidentiality, invention assignment and non-solicitation covenants.

Iris Snyder is currently paid an annual salary of $250,000. Christopher J. Reed is currently paid an annual salary of $227,000, which will be reduced to $113,500 effective April 1, 2019. Neal Cohane is paid an annual salary of $210,000. Bonuses for these individuals are discretionary.

Outstanding Equity Awards at Year-End

The following table sets forth information regarding unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2018:

Name and Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Valentin Stalowir	185,609	185,609	(A)		$1.70	1/10/2028
Chief Executive Officer		206,368	(B)		$1.60	3/28/2028
		206,368	(C)		$1.60	3/28/2028

Christopher J. Reed	30,000				$4.60	4/10/2019
Chief Innovation Officer (Former Chief Executive Officer )	30,000	10,000	(A)		$5.01	1/16/2020

Iris Snyder		223,000	(B)		$2.70	7/9/2028
Chief Financial Officer		223,000	(C)		$2.70	7/9/2028

Daniel V. Miles
Former Chief Financial Officer	100,000				$1.60	4/8/2024

Stefan Freeman	30,000				$3.74	10/1/2026
Chief Operating Officer (Former Interim Chief Executive Officer)		201,000	(B)		$1.60	3/28/2028
		201,000	(C)		$1.60	3/28/2028

(A)	These options will vest in 2019.
(B)	These options vest 25% per year beginning in 2019.
(C)	These options vest in accordance with performance criteria established by the board of directors.

Director Compensation

The following table summarizes the compensation paid to our outside directors for the year ended December 31, 2018:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
James C. Bass	$55,000	$124,540	-	-	-	$179,540
Daniel J. Doherty III	$50,000	-	-	-	-	$50,000
John Bello	$123,337	$379,540	-	-	-	$502,877
Lewis Jaffe	$50,000	$209,540	-	-	-	$259,540
Scott R. Grossman	$55,000	$124,540	-	-	-	$179,540
Valentin Stalowir	-	$519,775	-	-	-	$519,775

(1) The amounts represent the fair value of restricted stock awards granted during the year. The award is calculated on the date of grant in accordance with Financial Accounting Standards, excluding any impact of assumed forfeiture rates.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of February 28, 2019 for (i) each Named Executive Officer and director, and (ii) all Named Executive officers and directors as a group and (iii) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock. A person is considered to beneficially own any shares (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of February 28, 2019. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of February 28, 2019 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated, the principal address of each listed executive officer and director is 201 Merritt 7 Corporate Park, Norwalk, Connecticut 06851.

Named Beneficial Owner Directors and Named Executive Officers	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Valentin Stalowir (2)	660,086	2.0%
Iris Snyder	0	0.0%
Daniel J. Doherty III (3)	8,463,334	21.8%
Christopher J. Reed (4)	1,796,600	5.4%
John Bello (5)	1,401,009	4.2%
Lewis Jaffe (6)	174,371	0.5%
Stefan Freeman (7)	167,557	0.5%
Neal Cohane (8)	345,027	1.0%
James C. Bass (9)	100,188	0.3%
Scott R. Grossman (10)	92,015	0.3%
Directors and Named Executive Officers as a group (ten persons)	13,200,187	33.2%
5% or greater stockholders
Raptor/ Harbor Reed SPV LLC (11)	8,443,334	21.7%
Wellington Trust Company	1,846,500	5.5%
Christopher J. Reed (4)	1,796,600	5.4%

(1) Based on 33,491,247 shares outstanding as of February 28, 2019.

(2) Includes 288,818 shares issuable upon exercise of currently-exercisable options.

(3) Mr. Doherty has joint voting and dispositive control of the equity securities held by Raptor with another of its principals.

(4) Christopher J. Reed, director and Chief Innovation Officer, and Judy Holloway Reed, Secretary of the Company, are husband and wife and share beneficial ownership of these shares. Mr. Reed is a Named Executive Officer; Ms. Reed is not a Named Executive Officer. Includes 60,000 shares issuable upon exercise of currently-exercisable options.

(5) Includes 50,000 shares issuable upon exercise of currently-exercisable options and 133,201 shares issuable upon exercise of currently-exercisable warrants.

(6) Includes 30,000 shares issuable upon exercise of currently-exercisable options.

(7) Includes 130,500 shares issuable upon exercise of currently-exercisable options.

(8) Includes 153,750 shares issuable upon exercise of currently-exercisable options.

(9) Includes 19,950 shares issuable upon exercise of currently-exercisable options.

(10) Includes 19,950 shares issuable upon exercise of currently-exercisable options.

(11) Principal address is 280 Congress Street, 12th Floor, Boston, Massachusetts 02210. Includes 3,143,333 shares of common stock issuable upon exercise of currently-exercisable warrants. Also includes 2,266,667 shares of common stock issuable upon conversion of the Convertible Non-Redeemable Secured Promissory Note in the original principal amount of $3,400,000.

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

If a related person proposes to enter into such a transaction, arrangement or relationship, defined as a “related party transaction,” the related party must report the proposed related party transaction to our Chief Financial Officer. The policy calls for the proposed related party transaction to be reviewed and, if deemed appropriate, approved by the Governance Committee. Our Governance Committee is comprised of John Bello, Lewis Jaffe and Scott R. Grossman. Mr. Jaffe serves as Chairman. The board of directors has determined all of the members of the Governance Committee are independent under the rules of the New York Stock Exchange Listed Company Manual. If practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the Governance Committee will review, and, in its discretion, may ratify the related party transaction. Any related party transactions that are ongoing in nature will be reviewed annually at a minimum. The related party transactions listed below were reviewed by the full board of directors. Prior to August 2005, we did not have independent directors on our board to review and approve related party transactions. The Governance Committee shall review future related party transactions.

The following includes a summary of transactions since the beginning of fiscal 2018 or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to or better than terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Lindsay Martin, the daughter of John Bello, the Company’s Chairman, is employed by Reed’s at a salary of $136,000. She received a performance bonus in 2019 in the amount of $15,000. Ms. Martin was also granted options to purchase 200,000 shares of common stock of the Company pursuant to the Company’s shareholder approved incentive compensation plan, an amount commensurate with her position and Company policies.

On December 31, 2018, the Company sold its Los Angeles manufacturing facility to California Custom Beverage, LLC (“CCB”), an entity 100% owned by Chris Reed, the Company’s founder and Chief Innovation Officer (the “Plant Sale”). The Plant Sale included substantially all machinery, equipment, furniture and fixtures of the facility, as well as all contracts, permits, intellectual property and inventory pertaining to our non-strategic private label business. The sales price consisted of $1.25 million in cash, and CCB assumed our lease obligation on the California real property, which aggregated $1.3 million at December 31, 2018. The Company recognized a gain of $180,000 on the sale. We will receive a 5% royalty on CCB’s private label sales to existing customers for three years and a 5% referral fee on CCB’s private label sales to referred customers for three years. Additionally, we have entered into a three year co-packing agreement with CCB, whereby CCB will produce Reed’s beverages in glass bottles at prevailing West Coast market rates. By the terms of the sale, CCB reimbursed Reed’s for certain costs such as sales tax arising from the transaction and prepayments as of December 31, 2018. Such costs aggregated $195,000. Additionally we have agreed to provide at cost certain transitional services to CCB during the month of January 2019, including procurement of inventory, insurance coverage, and transitional services with respect to payroll. The cost of these services will aggregate approximately $200,000.

Raptor SPV LLC (“Raptor”) is the Company’s largest shareholder, beneficially owning 32.8% of the Company’s outstanding common stock as of December 31, 2018. Mr. Daniel J. Doherty III has an indirect material interest as principal and significant shareholder of Raptor. During fiscal 2018 and 2017 the Company entered into the following transactions with Raptor:

On April 21, 2017, pursuant to a securities purchase agreement, Reed’s sold and issued a secured convertible subordinated non-redeemable note in the principal amount of $3,400,000 and a warrant to purchase 1,416,667 shares of common stock to Raptor. The note bears interest at a rate of 12% per annum, compounded monthly on a 360-day year/30-day month basis. The note is secured by a second priority security interest in the Company’s assets, which is subordinate to the first priority security interest of Rosenthal & Rosenthal, Inc. The note may not be prepaid and originally matured on April 21, 2019. The maturity date was subsequently extended to April 21, 2021. The note may be converted, at any time and from time to time, into shares of common stock of the Company. The original conversion price of the note was $3.00, and this conversion price was subsequently reduced to $1.75, and again to $1.50. The warrant will expire on April 21, 2019 and had an original exercise price equal to $4.00 per share, which exercise price was subsequently reduced to $1.50. The note and warrant contain customary anti-dilution provisions and the shares of common stock issuable upon conversion of the note and exercise of the warrant have been registered on Form S-1. Raptor SPV LLC was also granted a right to participate in future financing transactions of the Company for a term of two years. The Company reimbursed Raptor for direct costs totaling $157,000 incurred to issue the note.

On July 13, 2017, we entered into a warrant exercise agreement with Raptor SPV LLC to induce Raptor to purchase 766,667 shares of our common stock. The repriced warrants have an exercise price per share of $1.50 and were revised to modify language pertaining to “Fundamental Transactions”. Restrictions upon exercise were waived as to the repriced warrants. Reed’s received gross proceeds of $1,150,000 from Raptor’s exercise of the repriced warrants. We also issued to Raptor additional second tranche warrants to purchase up to 350,000 shares of our common stock and additional third tranche warrants to purchase up to 60,000 shares of our common stock. Second tranche warrants have a term of five years, may be exercised commencing six months from the date of issuance and have an exercise price equal to $2.00. The third tranche warrants were exercisable immediately upon issuance for a term of five years, with an exercise price equal to $1.55. Raptor was also granted the right to appoint a non-voting observer to our board of directors for so long as Raptor or its affiliates is a beneficial owner of our stock. As of the date hereof, Raptor has not made such an appointment.

On December 6, 2017, we entered into a backstop agreement with Raptor, whereby Raptor agreed to purchase from us a minimum of $6 million of units, each unit consisting of one share of the Company’s common stock and one-half warrant to purchase common stock, pursuant to its subscription rights and in a private placement, subject to customary terms and conditions. In the rights offering, Raptor exercised its basic and over-subscription rights to purchase 2,666,667 units and acquired 2,666,667 shares of common stock and warrants to purchase up to 1,333,333 shares of common stock for an aggregate purchase price of $4,000,000. In addition, pursuant to the backstop commitment agreement, as amended, the Company issued to Raptor warrants to purchase 750,000 shares of common stock. These warrants have an exercise price equal to $1.50, are not exercisable for a term of 180 days from the date of issuance, have a cashless exercise feature and registration rights.

On October 4, 2018, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”), replacing its existing credit facility with PMC. The new credit facility is for a term of 2.5 years and provides for borrowings of up to $13,000,000. Borrowings are based upon eligible accounts receivable and inventory, plus up to $4,000,000 of additional borrowing beyond those amounts (the “Over-Advance”). The Over-Advance is guaranteed by an irrevocable stand-by letter of credit in the amount of $1,500,000, issued by Daniel J. Doherty III and the Daniel J. Doherty, III 2002 Family Trust, affiliates of Raptor. Mr. Doherty is also a member of the Company’s Board of Directors. In the event of a default under the financing agreement, Raptor has a put option to purchase from Rosenthal the entire amount of any outstanding Over-Advance plus accrued interest, prior to Rosenthal declaring an event of default under the financing agreement. If Raptor exercises the option, Rosenthal will release its first priority security interest on all intellectual property collateral of the Company to Raptor and terminate the letter of credit. As part of the transaction, the Company issued an Amended and Restated Subordinated Convertible Non-Redeemable Secured Note to Raptor, to provide for additional advances of up to $4,000,000 in the event that Raptor exercises its put option described above. Consequently, the exercise price of 750,000 of Raptor’s outstanding warrants to purchase the Company’s common stock was reduced from $1.50 to $1.10. On December 18, 2019, Raptor executed and amendment to its transaction documents excluding LA plant collateral from its secured assets.

In the first quarter of 2019, Raptor waived its participation rights with respect to the company’s underwritten public offering.

Item 14. Principal Accounting Fees and Services

Weinberg & Company, P.A. (“Weinberg”) was our independent registered public accounting firm for the years ended December 31, 2018 and 2017.

The following table shows the fees paid or accrued by us for the audit and other services provided by Weinberg for the years ended December 31, 2018 and 2017:

	2018	2017

Audit Fees	$183,614	$170,392
Audit-Related Fees	-	-
Tax Fees	32,627	24,800
All Other Fees	92,830	85,089
Total	$309,071	$280,281

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

Audit Fees

Weinberg provided services for the audits of our financial statements included in Annual Reports on Form 10-K and limited reviews of the financial statements included in Quarterly Reports on Form 10-Q.

Audit Related Fees

Weinberg did not provide any professional services which would be considered “audit related fees.”

Tax Fees

Weinberg prepared our 2018 and 2017 Federal and state income tax returns.

All Other Fees

Services provided by Weinberg with respect to the filing of various registration statements made throughout the year are considered “all other fees.”

Audit Committee Pre-Approval Policies and Procedures

Under the SEC’s rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent registered public accounting firm in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent registered public accounting firm.

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

Date: April 1, 2019	REED’S, INC.
a Delaware corporation

	By:	/s/ Valentin Stalowir
Valentin Stalowir
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Valentin Stalowir	Chief Executive Officer,	April 1, 2019
Valentin Stalowir	(Principal Executive Officer)

/s/ Iris Snyder	Chief Financial Officer	April 1, 2019
Iris Snyder	(Principal Financial Officer)

/s/ John Bello	Chairman of the Board	April 1, 2019
John Bello

/s/ Christopher J. Reed	Chief Innovation Officer, Director	April 1, 2019
Christopher J. Reed

/s/ Lewis Jaffe	Director	April 1, 2019
Lewis Jaffe

/s/ Daniel J. Doherty III	Director	April 1, 2019
Daniel J. Doherty III

/s/ James C. Bass	Director	April 1, 2019
James C. Bass

/s/ Scott R. Grossman	Director	April 1, 2019
Scott R. Grossman

EXHIBIT INDEX

3.1	Certificate of Incorporation of Reed’s, Inc. as filed September 7, 2001 (Incorporated by reference to Exhibit 3.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.2	Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc. as filed September 27, 2004 (Incorporated by reference to Exhibit 3.2 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.3	Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc. as filed December 18, 2007 (Incorporated by reference to Exhibit 3.3 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))

3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Reed’s, Inc. as filed October 12, 2004 (Incorporated by reference to Exhibit 3.3 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.5	Certificate of Correction to Certificate of Designations as filed November 10, 2004 (Incorporated by reference to Exhibit 3.4 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.6	Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc., as filed October 10, 2017 (Incorporated by reference to Exhibit 3.6 to Reed’s, Inc.’s Registration Statement on Form S-1 ( File No. 333-221059)

3.7	Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc., as filed December 17, 2018, filed herewith.

3.8	Amended and Restated Bylaws of Reed’s Inc. (Incorporated by reference to Exhibit 3.6 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-220184))

4.1	Form of common stock certificate (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

4.2	Form of Series A preferred stock certificate (Incorporated by reference to Exhibit 4.2 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

4.3	Form of Warrant issued to investors dated June 2, 2016 (Incorporated by reference to exhibit 4.1 to Reed’s Inc.’s Current Report on Form 8-K as filed June 3, 2016)

4.4	Placement Agent Warrant issued to Maxim Group LLC dated June 2, 2016 (Incorporated by reference to exhibit 4.2 to Reed’s Inc.’s Current Report on Form 8-K as filed June 3, 2016)

4.5	Form of Common Stock Purchase Warrant issued November 9, 2015 (Incorporated by reference to exhibit 10.1 to Reed’s Inc.’s Quarterly Report on Form 10Q for the period ended March 31, 2016, as filed May 11, 2016)

4.6	Form of Common Stock Purchase Warrant issued October 1, 2014 (Incorporated by reference to exhibit 10.4 to Reed’s Inc.’s Quarterly Report on Form 10Q for the period ended March 31, 2016, as filed May 11, 2016)

4.7	Form of 2017-1 Warrant (Incorporated by reference to exhibit 4.1 to Reed’s Inc.’s Current Report on Form 8-K as filed April 24, 2017)

4.8	Form of 2017-2 Warrant (Incorporated by reference to exhibit 4.2 to Reed’s Inc.’s Current Report on Form 8-K as filed April 24, 2017)

4.9	Form of Subordinated Convertible Non-Redeemable Secured Promissory Note dated April 21, 2017 (Incorporated by reference to exhibit 4.3 to Reed’s Inc.’s Current Report on Form 8-K as filed April 24, 2017)

4.10	Form of 2017-3 Warrant (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed July 14, 2017)

4.11	Form of 2017-4 Warrant (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K, filed July 14, 2017)

4.12	Form of Warrant Certificate issued in 2018 rights offering (Incorporated by reference to Exhibit 4.12 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-221059)

4.13	Form of Warrant Agreement (Incorporated by reference to Exhibit 3.6 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-221059)

4.14	Form of Warrant issuable to Raptor/ Harbor Reeds SPV, LLC pursuant to Backstop Agreement (Incorporated by reference to Exhibit 4.14 to Reed’s, Inc.’s Registration Statement on Form S-1 ( File No. 333-221059)

10.1	Placement Agent Agreement by and between Maxim Group LLC and Reed’s Inc. dated May 26, 2016 (Incorporated by reference to exhibit 10.1 to Reed’s Inc.’s Current Report on Form 8-K as filed June 3, 2016)

10.2	Securities Purchase Agreement by and between Reed’s Inc. and purchasers signatory thereto dated May 26, 2016 (Incorporated by reference to exhibit 10.2 to Reed’s Inc.’s Current Report on Form 8-K as filed June 3, 2016)

10.3	Registration Rights Agreement by and between Reed’s Inc. and purchasers signatory thereto dated May 26, 2016 (Incorporated by reference to exhibit 10.3 to Reed’s Inc.’s Current Report on Form 8-K as filed June 3, 2016)

10.4*	2007 Stock Option Plan (Incorporated by reference to Exhibit 10.22 to Reed’s, Inc.’s Form 10-K filed March 27, 2009)

10.5*	2015 Incentive and Nonstatutory Stock Option Plan (Incorporated by reference to Exhibit 4.2 to Reed’s Inc.’s Registration Statement on Form S-8 (File No. 333-203469), as filed April 17, 2015)

10.6	Amended and Restated Loan and Security Agreement by and between Reed’s Inc. and PMC Financial Services, LLC dated December 5, 2014 (Incorporated by reference to exhibit 10.3 to Reed’s Inc.’s Quarterly Report on Form 10Q for the period ended March 31, 2016, as filed May 11, 2016)

10.7	Amendment Number One Standard Industrial Commercial Single Tenant Lease-Net by and between Reed’s Inc. and 525 South Douglas Street, LLC dated May 7, 2009 (Incorporated by reference to exhibit 10.4 to Reed’s Inc.’s Quarterly Report on Form 10Q for the period ended March 31, 2016, as filed May 11, 2016)

10.8	Securities Purchase Agreement by and between Reed’s Inc. and Raptor/Harbor Reeds SPV LLC dated April 21, 2017 (Incorporated by reference to exhibit 10.1 to Reed’s Inc.’s Current Report on Form 8-K as filed April 24, 2017)

10.9	Second Lien Security Agreement by and between Reed’s Inc. and Raptor/Harbor Reeds SPV LLC dated April 21, 2017 (Incorporated by reference to exhibit 10.2 to Reed’s Inc.’s Current Report on Form 8-K as filed April 24, 2017)

10.10	Form of Registration Rights Agreement by and between Reed’s Inc. and Raptor/Harbor Reeds SPV LLC dated April 21, 2017 (Incorporated by reference to exhibit 10.3 to Reed’s Inc.’s Current Report on Form 8-K as filed April 24, 2017)

10.11	Amendment Number Fifteen to Amended and Restated Loan and Security Agreement between Reed’s Inc. and PMC Financial Services Group, LLC dated April 21, 2017 (Incorporated by reference to exhibit 10.4 to Reed’s Inc.’s Current Report on Form 8-K as filed April 24, 2017)

10.12	Warrant Exercise Agreement by and between Reed’s Inc. and Raptor/Harbor Reeds SPV LLC dated July 13, 2017 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed July 14, 2017)

10.13	Form of Warrant Exercise Agreement by and between Reed’s Inc. and three investors dated July 13, 2017 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed July 14, 2017)

10.14*	Executive Employment Agreement effective as of June 28, 2017 by and between Reed’s Inc. and Valentin Stalowir (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed July 13, 2017)

10.15*	2017 Incentive Compensation Plan (Incorporated by reference to Exhibit 4.2 to Reed’s, Inc.’s Registration Statement on Form S-8 (File No. 333-222741))

10.16	Form of Backstop Agreement by and between Reed’s Inc. and Raptor/ Harbor Reeds SPV, LLC(Incorporated by reference to Exhibit 10.16 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-220184))

10.17*	Executive Employment Agreement by and between Reed’s Inc. and Stefan Freeman dated October 4, 2017 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated September 29, 2019)

10.18	Financing Agreement by and between Reed’s Inc. and Rosenthal & Rosenthal Inc. dated October 4, 2018 (Incorporated by reference to Exhibit 10.1 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2018, as filed November 14, 2018)

10.19	Inventory Security Agreement by and between Reed’s Inc. and Rosenthal & Rosenthal Inc. dated October 4, 2018 (Incorporated by reference to Exhibit 10.2 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2018, as filed November 14, 2018)

10.20	Intellectual Property Security Agreement by and between Reed’s Inc. and Rosenthal & Rosenthal Inc. dated October 4, 2018 (Incorporated by reference to Exhibit 10.3 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2018, as filed November 14, 2018)

10.21	Security Interest (short form) by Reed’s Inc. in favor of Rosenthal & Rosenthal Inc. dated October 4, 2018 (Incorporated by reference to Exhibit 10.4 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2018, as filed November 14, 2018)

10.22	Subordination Agreement by and among Rosenthal & Rosenthal Inc., Raptor/Harbor Reeds SPV LLC and Reed’s Inc. dated October 4, 2018 (Incorporated by reference to Exhibit 10.5 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2018, as filed November 14, 2018)

10.23	First Amendment to Securities Purchase Agreement and Transaction Documents by and between Raptor/Harbor Reeds SPV LLC and Reed’s Inc. dated October 4, 2018 (Incorporated by reference to Exhibit 10.6 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2018, as filed November 14, 2018)

10.24	Sublease Agreement by and between Reed’s Inc., Merritt 7 Venture L.L.C., and GE Capital US Holdings, Inc., dated September 1, 2018 (Incorporated by reference to Exhibit 10.7 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2018, as filed November 14, 2018)

10.25*	Separation, Settlement and Release of Claims Agreement by and between Reed’s Inc. and Daniel V. Miles dated August 15, 2018 (Incorporated by reference to Exhibit 10.8 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2018, as filed November 14, 2018)

10.26	Amendment to Transaction Documents dated December 18, 2018 by and between Reed’s Inc. and Raptor Harbor Reed’s SPV LLC, previously filed with this registration statement on Form S-3.

10.27	Asset Purchase Agreement by and between Reed’s Inc. and California Custom Beverage LLC dated December 31, 2018 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, as amended, dated December 31, 2018)

10.28	Assignment and Assumption of Lease and Consent of Lessor by and between Reed’s Inc. and California Custom Beverage LLC dated December 31, 2018. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, as amended, dated December 31, 2018)

10.29	Transition Services Agreement by and between Reed’s Inc. and California Custom Beverage LLC dated December 31, 2018. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, as amended, dated December 31, 2018)

10.30	Referral Agreement by and between Reed’s Inc. and California Custom Beverage LLC dated December 31, 2018 (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, as amended, dated December 31, 2018)

10.31	Form of Indemnification Agreement by and between the Company and officers and directors, filed herewith.

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-157359))

21.	Subsidiaries of Reed’s, Inc., filed herewith.

23.1	Consent of Weinberg & Co., P.A., filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

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

