Form 10-Q
period 2019-03-31
REED'S, INC.
filed 2019-05-14
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-32501

REED’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2177773
(State of incorporation)	(I.R.S. Employer Identification No.)

201 Merritt 7 Corporate Park, Norwalk, CT. 06851

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Names of each exchange on which registered
Common Stock	REED	The NASDAQ Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 33,660,852 shares of Common Stock outstanding as of April 30, 2019.

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

2

3

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S INC.

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$2,650	$624
Accounts receivable, net of allowance for doubtful accounts and returns and discounts of $447 and $623, respectively	3,451	2,608
Receivable from related party	-	195
Inventory, net of reserve for obsolescence of $113 and $197, respectively	10,732	7,380
Prepaid expenses and other current assets	445	131
Total Current Assets	17,278	10,938

Property and equipment, net of accumulated depreciation of $378 and $342, respectively	912	896
Equipment held for sale, net of impairment reserves of $118 and $118, respectively	82	82
Intangible assets	576	576
Total Assets	$18,848	$12,492

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$4,262	$5,721
Accrued expenses	1,103	1,483
Revolving line of credit	2,759	6,980
Current portion of leases payable	53	51
Total Current Liabilities	8,177	14,235

Leases payable, less current portion	787	801
Convertible note to a related party	4,287	4,161
Warrant liability	85	38
Total Liabilities	13,336	19,235

Stockholders’ equity (deficit):
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,412 shares issued and outstanding	94	94
Common stock, $.0001 par value, 70,000,000 and 40,000,000 shares authorized, 33,513,947 and 25,729,461 shares issued and outstanding, respectively	3	3
Additional paid in capital	69,110	53,591
Accumulated deficit	(63,695)	(60,431)
Total stockholders’ equity (deficit)	5,512	(6,743)
Total liabilities and stockholders’ equity	$18,848	$12,492

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three months Ended March 31, 2019 and 2018

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended
	2019	2018
Net Sales	$8,449	$8,288
Cost of goods sold	5,945	5,985
Gross profit	2,504	2,303

Operating expenses:
Delivery and handling expense	1,030	956
Selling and marketing expense	2,015	1,013
General and administrative expense	2,371	1,433
(Gain)/Loss on sale of assets	(30)	26
Total operating expenses	5,386	3,428

Loss from operations	(2,882)	(1,125)

Interest expense	(335)	(485)
Change in fair value of warrant liability	(47)	(5)

Net loss	$(3,264)	$(1,615)

Loss per share – basic and diluted	$(0.11)	$(0.06)

Weighted average number of shares outstanding – basic and diluted	29,103,645	24,989,863

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three months Ended March 31, 2019

(Unaudited)

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2018	25,729,461	$3	9,411	$94	-	$-	$53,591	$(60,431)	$(6,743)
Fair value of vested options							412		412
Shares granted to Directors for services	17,652						44		44
Fair value of vested restricted shares granted to an officer for services							150		150
Common shares issued pursuant to the rights offering, net of offering costs	7,733,750						14,867		14,867
Exercise of warrants	33,084						46		46
Net Loss	-	-	-	-	-	-	-	(3,264)	(3,264)
Balance, March 31, 2019	33,513,947	$3	9,411	$94	0	$-	$69,110	$(63,695)	$5,512

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2017	24,619,591	$2	9,411	$94	400,000	$680	$49,833	$(50,101)	$508
Fair value of vested options							161		161
Fair value vesting of restricted common stock					854,592	113			113
Common shares issued to Directors for services provided in 2018	416,452				(416,452)	(709)	709
Net Loss	-	-	-	-	-	-	-	(1,615)	(1,615)
Balance, March 31, 2018	25,036,043	$2	9,411	$94	838,140	$84	$50,703	$(51,716)	$(833)

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three months Ended March 31, 2019 and 2018

(Unaudited)

(Amounts in thousands)

	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net loss	$(3,264)	$(1,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13	177
(Gain)/loss on sale of property & equipment	(30)	26
Amortization of debt discount	75	28
Amortization of right of use assets	23	-
Stock options issued to employees for services	412	161
Common stock issued for services	194	113
Decrease in allowance for doubtful accounts	(175)	(32)
Decrease in inventory reserve	(84)	(58)
Increase in fair value of warrant liability	47	5
Accrual of interest on convertible note to a related party	126	112
Lease Liability	(4)	-
Changes in operating assets and liabilities:
Accounts receivable	(668)	259
Inventory	(3,268)	(846)
Prepaid expenses and other assets	(314)	(117)
Accounts payable	(1,459)	(2,829)
Accrued expenses	(380)	(13)
Other long term obligations	-	(7)
Net cash used in operating activities	(8,756)	(4,636)
Cash flows from investing activities:
Proceeds from sale of property and equipment	30	69
Purchase of property and equipment	(52)	-
Net cash provided by (used in) investing activities	(22)	69
Cash flows from financing activities:
Borrowings on line of credit	18,696	5,187
Repayments of line of credit	(22,992)	(8,488)
Principal repayments on capital expansion loan	-	(507)
Principal repayments on long term financial obligation	-	(50)
Repayment of amounts due to/from officers	195	(277)
Principal repayments on capital lease obligation	(8)	(49)
Exercise of warrants	46	-
Proceeds from sale of common stock	14,867	-
Net cash provided by (used in) financing activities	10,804	(4,184)

Net increase/(decrease) in cash	2,026	(8,751)
Cash at beginning of period	624	12,127
Cash at end of period	$2,650	$3,376

Supplemental disclosures of cash flow information:
Cash paid for interest	$135	$334
Non Cash Investing and Financing Activities
Property and equipment acquired through capital lease	$-	$44
Vendor credits issued for fixed asset purchases	$-	$108
Assets sold to third parties at cost	$-	$69

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three months Ended March 31, 2019 and 2018 (Unaudited)

(In thousands, except share and per share amounts)

1. Basis of Presentation and Liquidity

The accompanying interim condensed financial statements of Reed’s, Inc. (the “Company”, “we”, “us”, or “our”), are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position at March 31, 2019 and the results of operations and cash flows for the three months ended March 31, 2019 and 2018. The balance sheet as of December 31, 2018 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on April 1, 2019.

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2019.

Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

For the three months ended March 31, 2019, the Company recorded a net loss of $3,264 and used cash in operations of $8,756. As of March 31, 2019, we had a cash balance of $2,650 with borrowing capacity of $6,826, a stockholder’s equity of $5,512 and a working capital of $9,101 compared to a cash balance of $624 stockholder’s deficit of $6,743 and working capital shortfall of $3,297 at December 31, 2018. On February 20, 2019, the Company conducted a public offering of 7,733,750 shares of its common stock at $2.10 per share resulting to net proceeds to the Company of $14,867.

Historically, we have financed our operations through public and private sales of common stock, issuance of preferred and common stock, convertible debt instruments, term loans and credit lines from financial institutions, and cash generated from operations. We have taken decisive action to improve our margins, including fully outsourcing our manufacturing process, streamlining our product portfolio, negotiating improved vendor contracts and restructuring our selling prices.

2. Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which include (1) identifying the contract or agreement with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

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

For the periods ended March 31, 2019 and 2018, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	March 31, 2019	March 31, 2018
Convertible note to a related party	2,266,667	2,266,667
Warrants	6,827,167	7,325,282
Common stock equivalent of Series A Convertible Preferred stock	37,644	37,644
Unvested restricted common stock	598,370	0
Options	4,331,234	2,898,754
Total	14,061,082	12,528,347

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

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718); Improvements to Non-Employee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 generally aligns the measurement and classification of share-based awards to non-employees with that of share-based awards to employees. Non-employee equity awards will be measured at the fair value of the equity instruments to be issued, as of the grant date, and the resulting amount will be recognized as expense over the expected or contractual term of the award. The ASU applies to all share-based payments to nonemployees in exchange for goods or services used or consumed in an entity’s own operations. It does not apply to instruments issued to a lender or investor in a financing transaction, or to instruments granted when selling goods or services to customers. ASU 2018-07 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company adopted the provisions of ASU 2018-07 in the quarter beginning January 1, 2019. The adoption of ASU 2018-07 did not have any impact on the Company’s financial statement presentation or disclosures.

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

Concentrations

Gross sales. During the three months ended March 31, 2019, the Company’s largest two customers accounted for 25% and 9% of gross sales, respectively. During the three months ended March 31, 2018, the two largest customers accounted for 27% and 11% of gross sales, respectively. No other customers exceeded 10% of sales in either period.

Accounts receivable. As of March 31, 2019, the Company had accounts receivable from two customers which comprised 34% and 10%, respectively, of its gross accounts receivable. As of December 31, 2018, accounts receivable from two customers comprised 36% and 19% of total accounts receivable, respectively.

Purchases from vendors. During the three months ended March 31, 2019, the Company’s largest two vendors which accounted for approximately 17% and 13% of all purchases, respectively. During the three months ended March 31, 2018, the Company’s two largest vendors which accounted for approximately 17% and 14% of all purchases, respectively. No other customers exceeded 10% of all purchases in either periods.

Accounts payable. As of March 31, 2019, the Company’s largest vendor accounted for 10% of the total accounts payable. As of March 31, 2018, the company had three vendors which accounted for 11%, 20% and 41% of total accounts payable, respectively. As of December 31, 2018, one vendor accounted for 24% of total accounts payable.

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

As of March 31, 2019, and December 31, 2018, the Company’s balance sheets included warrant liabilities aggregating $85 and $38 respectively, measured at fair value based on Level 3 inputs.

3. Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market, and net of reserves is comprised of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw Materials and Packaging	$3,941	$3,053
Finished Goods	6,791	4,327
Total	$10,732	$7,380

The Company has recorded a reserve for slow moving and potentially obsolete inventory. The reserve at March 31, 2019 and December 31, 2018 was $113 and $197, respectively.

4. Property and Equipment

Property and equipment is comprised of the following (in thousands):

	March 31, 2019	December 31, 2018
Right-of-use assets under operating leases	$730	$730
Right-of-use assets under finance leases	204	204
Computer hardware and software	356	304
Total cost	1,290	1,238
Accumulated depreciation & amortization	(378)	(342)
Net book value	$912	$896

Depreciation expense for the three months ended March 31, 2019 and 2018 was $13 and $177 respectively.

5. Intangible Assets

Intangible assets are comprised of brand names acquired, specifically Virgil’s. They have been assigned an indefinite life, as we currently anticipate that they will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life remains appropriate. We first assess qualitative factors to determine whether it is more likely than not that the asset is impaired. If further testing is necessary, we compare the estimated fair value of our asset with its book value. If the carrying amount of the asset exceeds its fair value, as determined by the discounted cash flows expected to be generated by the asset, an impairment loss is recognized in an amount equal to that excess. Based on management’s measurement, there were no indications of impairment at March 31, 2019.

6. Receivable from a Related Party

As of December 31, 2018, the Company had outstanding receivable from California Custom Beverage (CCB), an entity owned by Christopher J. Reed, founder, chief innovation officer and board member of Reed’s. The receivable consisted of certain costs such as sales tax and prepayments arising from the sale of the Los Angeles plant on December 31, 2018 to CCB. Such amount was collected from CCB during the three months ended March 31, 2019. Amount was outstanding was $0 and $195, as of March 31, 2019 and December 31, 2018, respectively.

7. Line of Credit

Amounts outstanding under the Company’s credit facilities are as follows (in thousands):

	March 31, 2019	December 31, 2018
Line of Credit	$3,361	$7,657
Capitalized finance costs	(602)	(677)
Net balance	$2,759	$6,980

On October 4, 2018, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. The Company incurred $752 of direct costs of the transaction, consisting primarily of broker, bank and legal fees, and $161 cost of warrant modification. These costs have been capitalized and recorded as a debt discount and are being amortized over the 2.5 year life of the Rosenthal agreement. Amortization of debt discount was $75 for the three months ended March 31, 2019. The line of credit matures on April 20, 2021 and has $6,826 of unused borrowing capacity under the financing agreement as of March 31, 2019.

The line of credit is secured by substantially all of the assets of the Company. Additionally, the over-advance is guaranteed by an irrevocable stand-by letter of credit in the amount of $1,500, issued by Daniel J. Doherty III and the Daniel J. Doherty, III 2002 Family Trust, affiliates of Raptor/Harbor Reeds SPV LLC (“Raptor”). Raptor beneficially owns 21.7% of the Company’s outstanding common stock as of March 31, 2019. Mr. Doherty is a member of the Company’s Board of Directors. In the event of a default under the financing agreement, Raptor has a put option to purchase from Rosenthal the entire amount of any outstanding over-advance plus accrued interest, prior to Rosenthal declaring an event of default under the financing agreement.

As part of the transaction, the Company issued an amended and restated subordinated convertible non-redeemable secured note to Raptor, to provide for additional advances of up to $4,000 in the event that Raptor exercises its put option described above. Consequently, the exercise price of 750,000 of Raptor’s outstanding warrants to purchase the Company’s common stock was reduced from $1.50 to $1.10, resulting in an increase in the fair value of the warrants of $161. This amount has been reflected as a capitalized finance cost and is being amortized over the life of the financing agreement.

The financing agreement with Rosenthal includes customary restrictions that limit our ability to engage in certain types of transactions, including our ability to utilize tangible and intangible assets as collateral for other indebtedness. Additionally, the agreement contains a financial covenant that requires us to meet certain minimum working capital and tangible net worth thresholds as of the end of each quarter. We were in compliance with the terms of our agreement with Rosenthal as of March 31, 2019.

Interest Rates

Borrowings under the Rosenthal financing agreement bear interest at the greater of prime or 4.75%, plus an additional 2% to 3.5% depending upon whether the borrowing is based upon receivables, inventory or is an Over-Advance. The effective interest rate as of March 31, 2019 on outstanding borrowings was 7.7%.   Additionally, the line of credit is subject to monthly facility and administration fees, and aggregate minimum monthly fees (including interest) of $4.

8. Leases Payable

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

ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. During the three months ended March 31, 2019, the Company reflected amortization of right of use asset of $33 related to these leases, resulting in a net asset balance of $840 as of March 31, 2019.

In accordance with ASU 2016-02, the right-of-use assets are being amortized over the life of the underlying leases.

As of December 31, 2018, liabilities recorded under finance leases and operating leases were $133 and $719, respectively. During the three months ended March 31, 2019, the Company made payments of $8 towards finance lease liability and $4 towards operating lease liability. As of March 31, 2019 liability under finance lease amounted to $125 and liability under operating lease amounted to $715, of which $29 and $24 were reflected as current due, under finance leases and operating leases, respectively.

As of March 31, 2019, the weighted average remaining lease terms for operating lease and finance lease are 5.89 years and 2.20 years, respectively. The weighted average discount rate for operating lease is 12.6% and 5.43% for finance lease.

9. Convertible Note to a Related Party

The Convertible Note to a Related Party consists of the following (in thousands):

	March 31, 2019	December 31, 2018
12% Convertible Note Payable	$3,400	$3,400
Accrued Interest	887	761
Total obligation	$4,287	$4,161

On April 21, 2017, pursuant to a Securities Purchase Agreement, the Company issued a secured, convertible, subordinated, non-redeemable note in the principal amount of $3,400 (the “Raptor Note”) and warrants to purchase 1,416,667 shares of common stock. The purchaser, Raptor/Harbor Reeds SPV LLC (“Raptor”), beneficially owned approximately 21.7% and 27.1% of the Company’s common stock at March 31, 2019 and December 31, 2018, respectively.

The note bears interest at a rate of 12% per annum, compounded monthly. It is secured by the Company’s assets, subordinate to the first priority security interest of Rosenthal & Rosenthal. The note may not be prepaid and matures on April 21, 2021. It may be converted, at any time and from time to time, into shares of common stock of the Company, at a revised conversion price of $1.50.

The warrant will expire on April 21, 2022 and has an adjusted exercise price of $1.50 per share. The note and warrant contain customary anti-dilution provisions, and the shares of common stock issuable upon conversion of the note and exercise of the warrant have been registered on Form S-3. The investor was also granted the right to participate in future financing transactions of the Company for a term of two years.

On October 4, 2018, in connection with the execution of the Rosenthal financing agreement, the Company issued an amended and restated subordinated convertible non-redeemable secured note to Raptor, to provide for additional advances of up to $4,000. In consideration therefore, the exercise price of 750,000 of Raptor’s outstanding warrants was reduced from $1.50 to $1.10, resulting in an increase in the fair value of the warrants, determined in accordance with the Black-Scholes-Merton option pricing model, of $161. This amount was recorded as a debt discount to the Rosenthal line of credit and is being amortized as interest expense over the life of the financing agreement (See Note 7).

10. Warrants and Warrant Liability

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

The fair value of the warrant liability was determined using the Black-Scholes-Merton option pricing model at March 31, 2019 and December 31, 2018, using the following assumptions:

	March 31, 2019	December 31, 2018
Stock Price	$2.89	$2.07
Risk free interest rate	2.68%	2.69%
Expected volatility	51.89%	50.07%
Expected life in years	2.18	2.42
Expected dividend yield	0%	0%

Fair Value - Warrants	$85	$38

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

	March 31, 2019	March 31, 2018
Beginning Balance	$38	$36
Change in fair value	47	5
Ending balance	$85	$41

11. Stock Based Activity

Common stock issuance

In February 2019, the Company conducted a public offering 7,733,750 shares of its common shares including 1,008,750 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares to cover over-allotments, at a public offering price of $2.10 per share. The net proceeds to the Company from this offering are $14,867, after deducting underwriting discounts and commissions and other offering expenses. Proceeds from the offering will provide capital to fund the growth of our business, new products, sales and marketing efforts, working capital, and for general corporate purposes.

On February 1, 2019, the Company issued 17,652 shares of common stock issued to certain directors of the Company as compensation for services rendered. The shares had an aggregated value of approximately $44.

Restricted common stock

The following table summarizes restricted stock activity during the three months ended March 31, 2019:

	Unvested Shares	Fair Value	Weighted Average Grant Date Fair Value
Balance, December 31, 2018	598,370	$592	1.63
Granted
Vested		$(150)
Issued
Balance, March 31, 2019	598,370	$442	1.70

Prior to January 1, 2019, the Company issued 854,592 shares of restricted common stock to an officer and members of the board valued at $1,412, of which 256,222 shares have vested, and $820 has been recognized as an expense.

The total fair value of restricted common stock vesting during the three months ended March 31, 2019 was $150 and is included in general and administrative expenses in the accompanying statements of operations. As of March 31, 2019, the amount of unvested compensation related to issuances of restricted common stock was $442, which will be recognized as an expense in future periods as the shares vest.

Stock options

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,744,404	$2.16
Granted	705,330	$2.56
Exercised	-	$-
Unvested Forfeited or expired	91,000	$2.21
Vested Forfeited or expired	27,500	$5.01
Outstanding at March 31, 2019	4,331,234	$2.21	8.51	$3,404
Exercisable at March 31, 2019	1,153,653	$2.54	6.36	$912

During the three months ended March 31, 2019, the Company approved options to be issued pursuant to Reed’s 2017 Incentive Compensation Plan to certain current employees totaling 622,000. One half of these options vest annually over a four-year vesting period; the other half of these options will vest based on performance criteria to be established by the board. In addition, during the three months ended March 31, 2019, the Company granted options to purchase 83,330 shares of common stock to certain consultants and former employees. Options granted to consultants and former employees vest at various periods.

The stock options are exercisable at a price ranging from $2.33 to $2.89 per share and expire in ten years. Total fair value of these options at grant date was approximately $1,003, which was determined using the Black-Scholes-Merton option pricing model with the following average assumption: stock price ranging from $2.33 to $2.89 per share, expected term of seven years, volatility of 59%, dividend rate of 0% and risk-free interest rate ranging from 2.23% to 2.87%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award; the expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; and the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future.

The Company determined that the options had a fair value of $1,003 which will be amortized in future periods through March 31, 2023. During the three months ended March 31, 2019, the Company recognized $412 of compensation expense relating to outstanding stock options. As of March 31, 2019, the amount of unvested compensation related to stock options was approximately $3,293 which will be recorded as an expense in future periods as the options vest.

The aggregate intrinsic value was calculated as the difference between the closing market price as of March 31, 2019, which was $2.89, and the exercise price of the outstanding stock options.

Common stock purchase warrants

The following table summarizes warrant activity for the three months ended March 31, 2019:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	6,897,277	$2.06	2.42	$1,447
Granted
Exercised	70,110	$2.03
Forfeited or expired
Outstanding at March 31, 2019	6,827,167	$2.06	2.22	$6,613
Exercisable at March 31, 2019	6,827,167	$2.06	2.22	$6,613

The intrinsic value was calculated as the difference between the closing market price as of March 31, 2019, which was $2.89, and the exercise price of the Company’s warrants to purchase common stock.

During the three months ended March 31, 2019, warrants to acquire 70,110 shares of common stock were exercised, including 47,210 warrants that were exercised on a cashless basis, resulting in the issuance of 33,084 shares of common stock. Aggregate proceeds to the Company were $46.

During April of 2019, 166,181 warrants for the purchase of the Company’s common stock were exercised, resulting in the issuance of 146,905 shares of common stock and proceeds to the Company of $236.

12. Contingencies

On December 31, 2018, the Company completed the sale of its Los Angeles manufacturing facility to California Custom Beverage, LLC (“CCB”) an entity owned by Chris Reed, founder, chief innovation officer, and board member. The sale included substantially all machinery, equipment, furniture and fixtures of the facility. By the terms of the sale CCB assumed the monthly payments on our lease obligation effective immediately upon closing of the sale. Our release from the obligation by the lessor, however, was dependent upon CCB’s deposit of $1.2 million of security with the lessor no later than December 31, 2019. In the three months period ending in March 31, 2019, Mr. Reed sold 246,000 shares of Reed’s common stock pursuant to an established 10b5-1 Plan valued at approximately $656 for credit to his deposit with lessor. Mr. Reed has 554,000 shares of common stock of Reed’s pledged to lessor as of March 31, 2019.

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

Overview

The first quarter of 2019 continues to reflect the transformation efforts the Company implemented in 2017 and 2018. With the sale of the Los Angeles manufacturing facility on Dec 31, 2018, we begin 2019 solidly positioned as an asset-light company, with a significantly enhanced infrastructure capable of driving accelerated growth. The Company is better positioned to focus on driving growth and building its brands, with capital flexibility, a reduced need for capital expenditures, and an optimized operating model.

The public offering which closed on February 20, 2019 netted approximately $14.9 million and provides the Company with funds to invest in working capital as well as additional sales support and marketing initiatives to drive brand awareness and accelerated growth. Reed’s first ever, fully integrated marketing campaign will reach consumers at multiple touchpoints via social media, streaming video, in-store, radio, sampling and out of home advertising. The bold “They Fooled Your Mom” campaign launched on May 10th with a Times Square New York City takeover and will roll out to other top metro markets including Boston, Los Angeles, San Diego and Seattle.

The Company is continuing to focus on increasing core brands’ sales and improved gross margins through both pricing and COGS reduction. Reed’s is planning to launch several new SKUs in the 2nd quarter of 2019 such as Reed’s cans and Zero Sugar Reed’s in both cans and bottles.

Results of Operations – Three months ended March 31, 2019

The following table sets forth key statistics for the three months ended March 31, 2019 and 2018, respectively, in thousands.

	Three Months Ended March 31, 2019		Pct.
	2019	2018	Change
Gross sales (A)	$9,520	$8,855	8%
Less: Promotional and other allowances (B)	1,071	567	89%
Net sales	$8,449	$8,288	2%

Cost of goods produced (C)	5,795	5,309	9%
% of Gross sales	60.9%	60.0%
% of Net sales	68.6%	64.1%
Cost of goods sold – idle capacity (D)	150	676	-78%
% of Net sales	1.8%	8.2%
Gross profit	$2,504	$2,303	9%
% of Net sales	29.6%	27.8%

Expenses
Delivery and handling	$1,030	$956	8%
% of Net sales	12.2%	11.5%
Dollar per case ($)	2.0	2.0
Selling and marketing	2,015	1,013	99%
% of Net sales	23.9%	12.2%
General and administrative	2,371	1,433	65%
% of Net sales	28.1%	17.3%
(Gain)/Loss on sales of assets	(30)	26
Total Operating expenses	5,386	3,428	57%

Loss from operations	$(2,882)	$(1,125)	156%

Interest expense and other expense	$(382)	$(490)	-22%

Net loss	$(3,264)	$(1,615)	102%

Loss per share – basic and diluted	$(0.11)	$(0.06)	74%

Weighted average shares outstanding - basic & diluted	29,103,645	24,989,863	16%

(A) Gross sales are used internally by management as an indicator of and to monitor operating performance, including sales performance of particular products, salesperson performance, product growth or declines and overall Company performance. The use of gross sales allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. We therefore believe that the presentation of gross sales provides a useful measure of our operating performance. Gross sales are not a measure that is recognized under GAAP and should not be considered as an alternative to net sales, which is determined in accordance with GAAP, and should not be used alone as an indicator of operating performance in place of net sales. Additionally, gross sales may not be comparable to similarly titled measures used by other companies, as gross sales have been defined by our internal reporting practices. In addition, gross sales may not be realized in the form of cash receipts as promotional payments and allowances may be deducted from payments received from certain customers.

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

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity from the first quarter of 2018 through the first quarter of 2019.

		2019		2018					Per Case
		Q1	vs PY	Q1	Q2	Q3	Q4	FY	2019	2018	vs PY
Cases:
	Reed’s	235	-8%	256	260	250	221	987
	Virgil’s	253	46%	173	231	244	213	861
	Total Core	488	14%	429	491	494	434	1,848
	Non Core	15	-52%	31	51	104	97	283
	Candy	9	-18%	11	9	9	12	41
	Total	512	9%	471	551	607	543	2,172

Gross Sales:
	Core	$9,098	15%	$7,917	$9,241	$9,375	$8,213	$34,746	$18.6	$18.5	1%
	Non Core	181	-70%	609	878	2,270	2,244	6,001	12.1	19.6	-39%
	Candy	241	-27%	329	242	280	376	1,227	26.8	29.9	-10%
	Total	$9,520	8%	$8,855	$10,361	$11,925	$10,833	$41,974	18.6	18.8	-1%

Discounts:	Total	$(1,071)	89%	$(567)	$(972)	$(1,129)	$(1,204)	$(3,872)	$(2.1)	$(1.2)	74%

COGS:
	Core	$(5,469)	19%	$(4,586)	$(5,067)	$(5,260)	$(4,841)	$(19,754)	$(11.2)	$(10.7)	5%
	Non Core	(167)	-68%	(524)	(735)	(1,555)	(1,663)	(4,477)	(11.1)	(16.9)	-34%
	Candy	(159)	-20%	(199)	(153)	(190)	(223)	(765)	(17.7)	(18.1)	-2%
	Idle Plant	(150)	-78%	(676)	(392)	(1,110)	(250)	(2,428)	(0.3)	(1.4)	-80%
	Total	$(5,945)	-1%	$(5,985)	$(6,347)	$(8,115)	$(6,977)	$(27,424)	$(11.6)	$(12.7)	-10%

Gross Margin:		$2,504	9%	$2,303	$3,042	$2,681	$2,652	$10,678	$4.9	$4.9	0%
as % Net Sales		30%		28%	32%	25%	28%	28%

As part of the Company’s ongoing initiative to simplify and streamline operations by reducing the number of SKUs, the Company has identified core products to place its strategic focus on. These core products consist of Reed’s and Virgil’s branded beverages. Non-core products consist primarily of slower selling discontinued Reed’s and Virgil’s SKUs, discontinued brands such as China Cola and Sonoma Sparklers, as well private label SKUs which were sold to California Custom Beverage as part of the plant sale on Dec 31, 2018.

Sales

As a result of our decision to focus on the core Reed’s and Virgil’s beverage brands and simplify operations by reducing the overall number of SKUs that we offer, the Company’s core beverage volume for the quarter ended March 31, 2019 represents 97% of all beverage volume.

Core brand gross revenue increased 15% during the current quarter as compared to the year ago quarter, from $7,917 to $9,098, driven by Virgil’s volume growth of 46%. This increase was reduced by lapping discontinued and private label sales which are no longer part of our portfolio. The result is an increase of total gross revenue of 8%, to $9,520 from $8,855 during the year ago period. On a 12-ounce case basis, price on our core brands increased $0.21 per 12-ounce case or 1% year over year, while volume grew 14% vs the year-ago quarter.

Discounts as a percentage of gross sales increased to 11% in the first quarter of 2019 from 6% in the prior year period. The increase in our promotions was due to several factors: the planned reduction in promotional spend in Q1 2018, the activation of new promotions for our existing Reed’s and Virgil’s SKUs, the incremental promotional spend on our new Virgil’s ZERO Sugar cans and increased slotting to gain new authorizations for existing and innovation SKUs. As a result, net sales revenue grew 2% in the first quarter of 2019 to $8,449, compared to $8,288 in the same period in 2018.

Cost of Goods Sold and Produced

Cost of goods sold decreased $40 during the first quarter of 2019 as compared to the year-ago quarter. As a percentage of net sales, cost of goods sold decreased 2 percentage points in the first quarter of 2019, to 70% from 72% in the year-ago period.

Idle and other costs were reduced to $150, down from $676 in the prior year period. The plant sale has significantly reduced our idle costs, while the remaining other costs were related to completing the transition of the plant to CCB. We do not anticipate idle and other costs to be material in the second half of the year.

Total cost of goods per case declined to $11.6 per case in the first quarter of 2019 from $12.7 per case in the first quarter of 2018 driven by procurement efficiencies, strategic partnerships with our major suppliers, and a reduction of idle costs. Cost of goods sold per case on core brands increased to $11.2 during the first quarter of 2019 from $10.7 per case during the first quarter of 2018. The main drivers of the increase were driven by product mix, and more specifically the zero-sugar line. We are continuing to work with suppliers and co-packers to improve our processes and maximize cost efficiencies as the company’s new product offerings continue to grow and scale.

Gross Margin

Our price and SKU restructuring along with a new streamlined model, resulted in a 2-percentage point increase in gross margin in the first quarter of 2019, to 30% compared to 28% in same quarter of 2018.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses increased by $74 in the first quarter of 2019 to $1,030 from $956 in the same period in 2018 driven by increased volumes. In both years, delivery costs were 12% of net sales and $2.0 per case.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support.

Total selling and marketing expenses were $2,015 during the first quarter of 2019, compared to $1,013 during the year-ago period. As a percentage of net sales, selling and marketing costs increased to 24% during the three months ended March 31, 2019, as compared to 12% during the same period of the prior year. The increased investment in sales and marketing is consistent with the Company’s strategy to refresh the brands, launch new products into the market, open new doors of distribution, create new communication campaigns to increase core brands sales velocity and lay the groundwork to re-accelerate growth of the core brands. The increase is due to additional personnel, integrated marketing campaign creative and production, and innovation development (product, research, and packaging).

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased in the first quarter of 2019 to $2,371 from $1,433, an increase of $938 over the same period in 2018. Our general and administrative expense increase was largely driven by incremental equity awards of $332, bonus accruals of $97, along with one-time final transition costs relating to our plant sale of $220.

Loss from Operations

The loss from operations was $2,882 for the three months ended March 31, 2019, as compared to a loss of $1,125 in the same period of 2018 driven by increase investment in sales and marketing initiatives and G&A expenses which included one-time transition expenses related to the plant sale.

Interest and Other Expense

Interest and other expense for the three months ended March 31, 2019 consisted of $335 of interest expense as well as expense related to the change in fair value of our warrant liability of $48. During the same period of 2018, interest expense was $485, and expense related to the change in fair value of our warrant liability was $5. The decrease in interest expense is the result of lower borrowings as well as lower rates on our revolving line of credit.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended March 31, 2019 and 2018 (unaudited; in thousands):

	Three Months Ended March 31
	2019	2018
Net loss	$(3,264)	$(1,615)

Modified EBITDA adjustments:
Depreciation and amortization	13	177
Interest expense	335	485
Stock option and other noncash compensation	606	274
Change in fair value of warrant liability	(47)	(5)
Severance	33	0
Total EBITDA adjustments	$940	$931

Modified EBITDA	$(2,324)	$(684)

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

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

For the three months ended March 31, 2019, the Company recorded a net loss of $3,264 and used cash in operations of $8,756. As of March 31, 2019, we had a cash balance of $2,650 with borrowing capacity of $6,826, a stockholder’s equity of $5,512 and a working capital of $9,101 compared to a cash balance of $624 stockholder’s deficit of $6,743 and working capital shortfall of $3,297 at December 31, 2018. On February 20, 2019, the Company conducted a public offering of 7,733,750 shares of its common stock at $2.10 per share resulting to net proceeds to the Company of $14,867.

Historically, we have financed our operations through public and private sales of common stock, issuance of preferred and common stock, convertible debt instruments, term loans and credit lines from financial institutions, and cash generated from operations. We have taken decisive action to improve our margins, including fully outsourcing our manufacturing process, streamlining our product portfolio, negotiating improved vendor contracts and restructuring our selling prices.

Critical Accounting Policies and Estimates

The Company recognizes revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which include (1) identifying the contract or agreement with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings from time to time in the ordinary course of business, none of which are required to be disclosed under this Item 1.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 (“Risk Factors”). Readers should carefully consider these Risk Factors, which could materially affect our business, financial condition or future results. These Risk Factors are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

Reed’s, Inc. (Registrant)

Date: May 14, 2019	/s/ Valentin Stalowir
Valentin Stalowir
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2019	/s/ Iris Snyder
Iris Snyder
Chief Financial Officer
(Principal Financial Officer)

