Form 10-Q
period 2019-06-30
REED'S, INC.
filed 2019-08-13
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-32501

REED’S, INC.
(Exact name of registrant as specified in its charter)

Delaware	35-2177773
(State of incorporation)	(I.R.S. Employer Identification No.)

201 Merritt 7, Norwalk, CT	06851
(Address of principal executive offices)	(Zip Code)

(800) 9970-3337
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has fled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

No Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	REED	The NASDAQ Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were a total of 33,719,544 shares of Common Stock outstanding as of August 12, 2019.

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

2

3

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S INC.

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$1,604	$624
Accounts receivable, net of allowance for doubtful accounts and returns and discounts of $434 and $623, respectively	3,465	2,608
Receivable from related party	-	195
Inventory, net of reserve for obsolescence of $402 and $197, respectively	9,283	7,380
Prepaid expenses and other current assets	398	131
Total Current Assets	14,750	10,938

Property and equipment, net of accumulated depreciation of $400 and $342, respectively	934	896
Equipment held for sale, net of impairment reserves of $118 and $118, respectively	82	82
Intangible assets	576	576
Total Assets	$16,342	$12,492

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$3,905	$5,721
Accrued expenses	748	1,483
Revolving line of credit	4,328	6,980
Current portion of leases payable	51	51
Total Current Liabilities	9,032	14,235

Leases payable, less current portion	759	801
Convertible note to a related party	4,417	4,161
Warrant liability	146	38
Total Liabilities	14,354	19,235

Stockholders’ equity (deficit):
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,412 shares issued and outstanding	94	94
Common stock, $.0001 par value, 70,000,000 shares authorized, 33,708,826 and 25,729,461 shares issued and outstanding, respectively	3	3
Additional paid in capital	70,051	53,591
Accumulated deficit	(68,160)	(60,431)
Total stockholders’ equity (deficit)	1,988	(6,743)
Total liabilities and stockholders’ equity	$16,342	$12,492

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Net Sales	$9,480	$9,389	$17,929	$17,677
Cost of goods sold	7,207	6,347	13,152	12,332
Gross profit	2,273	3,042	4,777	5,345

Operating expenses:
Delivery and handling expense	1,436	1,247	2,466	2,203
Selling and marketing expense	3,194	1,210	5,208	2,223
General and administrative expense	1,749	3,407	4,120	4,866
Gain on sale of assets	-	-	(30)	-
Total operating expenses	6,379	5,864	11,764	9,292

Loss from operations	(4,106)	(2,822)	(6,987)	(3,947)

Interest expense	(294)	(435)	(629)	(921)
Change in fair value of warrant liability	(60)	(118)	(108)	(123)

Net loss	(4,460)	(3,375)	(7,724)	(4,991)

Dividends on Series A Convertible Preferred Stock	(5)	(5)	(5)	(5)

Net Loss Attributable to Common Stockholders	$(4,465)	$(3,380)	$(7,729)	$(4,996)

Loss per share – basic and diluted	$(0.13)	$(0.13)	$(0.25)	$(0.20)

Weighted average number of shares outstanding – basic and diluted	33,666,664	25,142,549	31,397,760	25,067,054

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2019

(Unaudited)

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2019	33,513,947	$3	9,411	$94	-	$-	$69,110	$(63,695)	$5,512
Fair value of vested options							442		442
Shares granted to Directors for services	8,072						42		42
Dividends on Series A Convertible Preferred Stock								(5)	(5)
Fair value of vested restricted shares granted to an officer for services							139		139
Exercise of warrants	186,807						318		318
Net Loss								(4,460)	(4,460)
Balance, June 30, 2019	33,708,826	$3	9,411	$94	0	$-	$70,051	$(68,160)	$1,988

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2018	25,729,461	$3	9,411	$94	-	$-	$53,591	$(60,431)	$(6,743)
Fair value of vested options							854		854
Shares granted to Directors for services	25,724						86		86
Fair value of vested restricted shares granted to an officer for services							289		289
Dividends on Series A Convertible Preferred Stock								(5)	(5)
Common shares issued pursuant to the rights offering, net of offering costs	7,733,750						14,867		14,867
Exercise of warrants	219,891						364		364
Net Loss								(7,724)	(7,724)
Balance, June 30, 2019	33,708,826	$3	9,411	$94	0	$-	$70,051	$(68,160)	$1,988

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2018	25,036,043	$2	9,411	$94	838,140	$84	$50,703	$(51,716)	$(833)
Fair value of vested options							309		309
Fair value vesting of restricted common stock							593		593
Dividends on Series A Convertible Preferred Stock								(5)	(5)
Common shares issued to Directors for services provided in 2018	203,886				(203,886)				-
Exercise of warrants	286,067	1					577		578
Net Loss								(3,375)	(3,375)
Balance, June 30, 2018	25,525,996	$3	9,411	$94	634,254	$84	$52,182	$(55,097)	$(2,734)

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2017	24,619,591	$2	9,411	$94	400,000	$680	$49,833	$(50,101)	$508
Fair value of vested options							470		470
Fair value vesting of restricted common stock					854,592	113	593		706
Dividends on Series A Convertible Preferred Stock								(5)	(5)
Common shares issued to Directors for services provided in 2018	620,338				(620,338)	(709)	709		-
Exercise of warrants	286,067	1					577		578
Net Loss								(4,991)	(4,991)
Balance, June 30, 2018	25,525,996	$3	9,411	$94	634,254	$84	$52,182	$(55,097)	$(2,734)

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

(Amounts in thousands)

	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net loss	$(7,724)	$(4,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25	337
(Gain)/loss on sale of property & equipment	(30)	26
(Gain)/loss on termination of leases	7	-
Amortization of debt discount	150	55
Amortization of right of use assets	45	-
Stock options issued to employees for services	854	470
Common stock issued for services	375	706
Decrease in allowance for doubtful accounts	(189)	69
Decrease in inventory reserve	205	(155)
Increase in fair value of warrant liability	108	123
Accrual of interest on convertible note to a related party	256	227
Lease liability	(10)	-
Changes in operating assets and liabilities:
Accounts receivable	(668)	(972)
Inventory	(2,106)	(4,361)
Prepaid expenses and other assets	(267)	(373)
Accounts payable	(1,816)	(3,065)
Accrued expenses	(735)	1,502
Other long term obligations	-	(13)
Net cash used in operating activities	(11,520)	(10,415)
Cash flows from investing activities:
Proceeds from sale of property and equipment	30	96
Purchase of property and equipment	(121)	(78)
Net cash provided by (used in) investing activities	(91)	18
Cash flows from financing activities:
Borrowings on line of credit	31,228	3,996
Repayments of line of credit	(34,030)	(3,301)
Principal repayments on capital expansion loan	-	(703)
Principal repayments on long term financial obligation	-	(106)
Repayment of amounts due to/from officers	195	(277)
Principal repayments on capital lease obligation	(33)	(110)
Exercise of warrants	364	578
Proceeds from sale of common stock	14,867	-
Net cash provided by financing activities	12,591	77

Net increase/(decrease) in cash	980	(10,320)
Cash at beginning of period	624	12,127
Cash at end of period	$1,604	$1,807

Supplemental disclosures of cash flow information:
Cash paid for interest	$222	$615
Non Cash Investing and Financing Activities
Dividends on Series A Convertible Preferred Stock	$5	$5
Property and equipment acquired through capital lease	$-	$44
Vendor credits issued for fixed asset purchases	$-	$108

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

(In thousands, except share and per share amounts)

1. Basis of Presentation and Liquidity

The accompanying interim condensed financial statements of Reed’s, Inc. (the “Company”, “we”, “us”, or “our”), are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position at June 30, 2019 and the results of operations and cash flows for the three and six months ended June 30, 2019 and 2018. The balance sheet as of December 31, 2018 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2019.

Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

For the six months ended June 30, 2019, the Company recorded a net loss of $7,724 and used cash in operations of $11,520. As of June 30, 2019, we had a cash balance of $1,604 with borrowing capacity of $5,386, a stockholders’ equity of $1,988 and a working capital of $5,718 compared to a cash balance of $624, stockholders’ deficit of $6,743 and working capital shortfall of $3,297 at December 31, 2018. On February 20, 2019, the Company conducted a public offering of 7,733,750 shares of its common stock at $2.10 per share resulting to net proceeds to the Company of $14,867.

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

For the periods ended June 30, 2019 and 2018, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	June 30, 2019	June 30, 2018
Convertible note to a related party	2,266,667	2,266,667
Warrants	6,620,282	7,039,215
Common stock equivalent of Series A Convertible Preferred Stock	37,644	37,644
Unvested restricted common stock	614,514	634,254
Options	4,365,566	2,571,504
Total	13,904,673	12,549,284

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

Concentrations

Gross sales. During the three months ended June 30, 2019, the Company’s largest two customers accounted for 29% and 14% of gross sales, respectively. During the six months ended June 30, 2019, two of these customers accounted for 28% and 12% of gross sales, respectively. During the three months ended June 30, 2018, the three largest customers accounted for 24%, 11%, and 10% of gross sales, respectively. During the six months ended June 30, 2018, the two largest customers accounted for 25% and 10% of gross sales, respectively.

Accounts receivable. As of June 30, 2019, the Company had accounts receivable from one customer which comprised 32% of its gross accounts receivable. As of December 31, 2018, accounts receivable from two customers comprised 36% and 19% of total accounts receivable, respectively.

Purchases from vendors. During the three months ended June 30, 2019, the Company’s largest two vendors accounted for approximately 10% and 10% of all purchases, respectively. During the six months ended June 30, 2019, two vendors accounted for 13% and 10% of all purchases, respectively. During the three months ended June 30, 2018, the Company’s largest vendor accounted for approximately 18% of all purchases. During the six months ended June 30, 2018, 16% of all purchases were made from this vendor.

Accounts payable. As of June 30, 2019, the Company’s largest two vendors accounted for 16% and 15% of the total accounts payable, respectively. As of June 30, 2018, a single vendor accounted for 24% of the Company’s total accounts payable. As of December 31, 2018, one vendor accounted for 24% of total accounts payable.

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

As of June 30, 2019, and December 31, 2018, the Company’s balance sheets included warrant liabilities aggregating $146 and $38 respectively, measured at fair value based on Level 3 inputs.

3. Inventory

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, and net of reserves is comprised of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw Materials and Packaging	$5,026	$3,053
Finished Goods	4,257	4,327
Total	$9,283	$7,380

The Company has recorded a reserve for slow moving and potentially obsolete inventory. The reserve at June 30, 2019 and December 31, 2018 was $402 and $197, respectively.

4. Property and Equipment

Property and equipment is comprised of the following (in thousands):

	June 30, 2019	December 31, 2018
Right-of-use assets under operating leases	$730	$730
Right-of-use assets under finance leases	179	204
Computer hardware and software	425	304
Total cost	1,334	1,238
Accumulated depreciation and amortization	(400)	(342)
Net book value	$934	$896

Depreciation expense for the three months ended June 30, 2019 and 2018 was $12 and $159 respectively. Depreciation expense for the six months then ended was $25 and $337, respectively.

5. Intangible Assets

Intangible assets are comprised of brand names acquired, specifically Virgil’s. They have been assigned an indefinite life, as we currently anticipate that they will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life remains appropriate. We first assess qualitative factors to determine whether it is more likely than not that the asset is impaired. If further testing is necessary, we compare the estimated fair value of our asset with its book value. If the carrying amount of the asset exceeds its fair value, as determined by the discounted cash flows expected to be generated by the asset, an impairment loss is recognized in an amount equal to that excess. Based on management’s measurement, there were no indications of impairment at June 30, 2019.

6. Receivable from a Related Party

As of December 31, 2018, the Company had outstanding receivable from California Custom Beverage (CCB), an entity owned by Christopher J. Reed, founder, chief innovation officer and board member of Reed’s. The receivable consisted of certain costs such as sales tax and prepayments arising from the sale of the Los Angeles plant on December 31, 2018 to CCB. Such amount was collected from CCB during the six months ended June 30, 2019. Amount was outstanding was $0 and $195, as of June 30, 2019 and December 31, 2018, respectively.

7. Line of Credit

Amounts outstanding under the Company’s credit facilities are as follows (in thousands):

	June 30, 2019	December 31, 2018
Line of Credit	$4,855	$7,657
Capitalized finance costs	(527)	(677)
Net balance	$4,328	$6,980

On October 4, 2018, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. The Company incurred $752 of direct costs of the transaction, consisting primarily of broker, bank and legal fees, and $161 cost of warrant modification. These costs have been capitalized and recorded as a debt discount and are being amortized over the 2.5 year life of the Rosenthal agreement. Amortization of debt discount was $150 for the six months ended June 30, 2019. The line of credit matures on April 20, 2021 and has $5,386 of unused borrowing capacity under the financing agreement as of June 30, 2019.

The line of credit is secured by substantially all of the assets of the Company. Additionally, the over-advance is guaranteed by an irrevocable stand-by letter of credit in the amount of $1,500, issued by Daniel J. Doherty III and the Daniel J. Doherty, III 2002 Family Trust, affiliates of Raptor/Harbor Reeds SPV LLC (“Raptor”). Raptor beneficially owns 20.1% of the Company’s outstanding common stock as of June 30, 2019. Mr. Doherty is a member of the Company’s Board of Directors. In the event of a default under the financing agreement, Raptor has a put option to purchase from Rosenthal the entire amount of any outstanding over-advance plus accrued interest, prior to Rosenthal declaring an event of default under the financing agreement.

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

The financing agreement with Rosenthal includes customary restrictions that limit our ability to engage in certain types of transactions, including our ability to utilize tangible and intangible assets as collateral for other indebtedness. Additionally, the agreement contains a financial covenant that requires us to meet certain minimum working capital and tangible net worth thresholds as of the end of each quarter. We were in compliance with the terms of our agreement with Rosenthal as of June 30, 2019.

Interest Rates

Borrowings under the Rosenthal financing agreement bear interest at the greater of prime or 4.75%, plus an additional 2% to 3.5% depending upon whether the borrowing is based upon receivables, inventory or is an Over-Advance. The effective interest rate as of June 30, 2019 on outstanding borrowings was 7.7%. Additionally, the line of credit is subject to monthly facility and administration fees, and aggregate minimum monthly fees (including interest) of $4.

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

ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. During the six months ended June 30, 2019, the Company reflected amortization of right of use asset of $45 related to these leases, resulting in a net asset balance of $810 as of June 30, 2019.

In accordance with ASU 2016-02, the right-of-use assets are being amortized over the life of the underlying leases.

As of December 31, 2018, liabilities recorded under finance leases and operating leases were $133 and $719, respectively. During the six months ended June 30, 2019, the Company made payments of $18 towards finance lease liability and $44 towards operating lease liability. As of June 30, 2019, liability under finance lease amounted to $101 and liability under operating lease amounted to $709, of which $26 and $25 were reflected as current due, under finance leases and operating leases, respectively.

As of June 30, 2019, the weighted average remaining lease terms for operating lease and finance lease are 5.51 years and 1.51 years, respectively. The weighted average discount rate for operating lease is 12.60% and 6.93% for finance lease.

9. Convertible Note to a Related Party

The Convertible Note to a Related Party consists of the following (in thousands):

	June 30, 2019	December 31, 2018
12% Convertible Note Payable	$3,400	$3,400
Accrued Interest	1,017	761
Total obligation	$4,417	$4,161

On April 21, 2017, pursuant to a Securities Purchase Agreement, the Company issued a secured, convertible, subordinated, non-redeemable note in the principal amount of $3,400 (the “Raptor Note”) and warrants to purchase 1,416,667 shares of common stock. The purchaser, Raptor/Harbor Reeds SPV LLC (“Raptor”), beneficially owned approximately 20.1% and 27.1% of the Company’s common stock at June 30, 2019 and December 31, 2018, respectively.

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

The fair value of the warrant liability was determined using the Black-Scholes-Merton option pricing model at June 30, 2019 and December 31, 2018, using the following assumptions:

	June 30, 2019	December 31, 2018
Stock Price	$3.78	$2.07
Risk free interest rate	2.55%	2.69%
Expected volatility	51.19%	50.07%
Expected life in years	1.93	2.42
Expected dividend yield	0%	0%

Fair Value - Warrants	$146	$38

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

	June 30, 2019	June 30, 2018
Beginning Balance	$38	$36
Change in fair value	108	123
Ending balance	$146	$159

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

Restricted common stock

The following table summarizes restricted stock activity during the six months ended June 30, 2019:

	Unvested Shares	Fair Value	Weighted Average Grant Date Fair Value
Balance, December 31, 2018	598,370	$592	1.63
Granted	24,216	$76	3.14
Vested	(8,072)	$(331)
Issued
Balance, June 30, 2019	614,514	$337	0.59

Prior to January 1, 2019, the Company issued 854,592 shares of restricted common stock to the Company’s Chief Executive Officer and members of the board valued at $1,413, of which 256,222 shares have vested, and $820 has been recognized as an expense.

During the six months ended June 30, 2019, the Company issued an additional 24,216 shares of restricted stock to members of the board of directors. These shares vest through November 2019 over 3 equal periods, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $76 based on the market price of our common stock at $3.14 per share on the date of grant, which will be amortized through November 2019.

During the six months ended June 30, 2019, the Company and the Chief Executive Officer entered into an agreement extending the vesting of the 392,002 shares that were scheduled to vest on June 29, 2019 to August 30, 2019. The total fair value of restricted common stock vesting during six months ended June 30, 2019 was $331 and is included in general and administrative expenses in the accompanying statements of operations. As of June 30, 2019, the amount of unvested compensation related to issuances of restricted common stock was $337, which will be recognized as an expense in future periods as the shares vest.

Stock options

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,674,236	$2.16
Granted	877,330	$2.70
Exercised	-	$-
Unvested Forfeited or expired	91,000	$2.21
Vested Forfeited or expired	95,000	$4.75
Outstanding at June 30, 2019	4,365,566	$2.22	8.45	$6,992
Exercisable at June 30, 2019	1,296,762	$2.30	6.85	$2,081

During the six months ended June 30, 2019, the Company approved options to be issued pursuant to Reed’s 2017 Incentive Compensation Plan to certain current employees totaling 794,000. One half of these options vest annually over a four-year vesting period; the other half of these options will vest based on performance criteria to be established by the board. In addition, during the six months ended June 30, 2019, the Company granted options to purchase 83,330 shares of common stock to certain consultants and former employees. Options granted to consultants and former employees vest at various periods.

The stock options are exercisable at a price ranging from $2.33 to $3.37 per share and expire in ten years. Total fair value of these options at grant date was approximately $1,413, which was determined using the Black-Scholes-Merton option pricing model with the following average assumption: stock price ranging from $2.33 to $3.37 per share, expected term of seven years, volatility of 61%, dividend rate of 0% and risk-free interest rate ranging from 1.75% to 2.60%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award; the expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; and the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future.

The Company determined that the options had a fair value of $1,413 which will be amortized in future periods through June 30, 2023. During the six months ended June 30, 2019, the Company recognized $854 of compensation expense relating to outstanding stock options. As of June 30, 2019, the amount of unvested compensation related to stock options was approximately $3,133 which will be recorded as an expense in future periods as the options vest.

The aggregate intrinsic value was calculated as the difference between the closing market price as of June 30, 2019, which was $3.78, and the exercise price of the outstanding stock options.

Common stock purchase warrants

The following table summarizes warrant activity for the six months ended June 30, 2019:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	6,897,277	$2.06	2.42	$1,447
Granted
Exercised	276,995	$2.09
Forfeited or expired
Outstanding at June 30, 2019	6,620,282	$2.06	1.96	$11,829
Exercisable at June 30, 2019	6,620,282	$2.06	1.96	$11,829

During the six months ended June 30, 2019, warrants to acquire 276,995 shares of common stock were exercised, including 81,710 warrants that were exercised on a cashless basis, resulting in the issuance of 219,891 shares of common stock. Aggregate proceeds to the Company were $364.

The intrinsic value was calculated as the difference between the closing market price as of June 30, 2019, which was $3.78, and the exercise price of the Company’s warrants to purchase common stock.

12. Contingencies

On December 31, 2018, the Company completed the sale of its Los Angeles manufacturing facility to California Custom Beverage, LLC (“CCB”) an entity owned by Chris Reed, founder, chief innovation officer, and board member. The sale included substantially all machinery, equipment, furniture and fixtures of the facility. By the terms of the sale CCB assumed the monthly payments on our lease obligation effective immediately upon closing of the sale. Our release from the obligation by the lessor, however, is dependent upon CCB’s deposit of $1.2 million of security with the lessor no later than December 31, 2019. In the three months period ending in March 31, 2019, Mr. Reed sold 246,000 shares valued at approximately $656 that was deposited to the escrow account. In the three months period ending in June 30, 2019, Mr. Reed sold an additional 191,600 shares valued at approximately $613 of which $550 will be deposited to the escrow account by October 31, 2019 fully satisfying the security requirements. Mr. Reed has zero shares remaining in escrow as of June 30, 2019.

13. Subsequent Events

On August 7, 2019, the Board appointed Louis Imbrogno, Jr. as an independent director of the Company. Mr. Imbrogno joins the Board of Directors after a 40-year tenure with PepsiCo. Mr. Imbrogno’s annual compensation as a board member includes $50 per year in cash and restricted stock valued at $30. In addition, Mr. Imbrogno received a one-time grant of 30,000 options, with a fair value of $56.

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

Overview

The second quarter of 2019 continues to reflect the transformation efforts the Company implemented in 2017 and 2018. With the sale of the Los Angeles manufacturing facility on December 31, 2018, we begin 2019 solidly positioned as an asset-light company, with a significantly enhanced infrastructure capable of driving accelerated growth. The Company is better positioned to focus on driving growth and building its brands, with capital flexibility, a reduced need for capital expenditures, and an improved operating model.

The public offering which closed on February 20, 2019 netted approximately $14.9 million and provides the Company with funds to invest in working capital as well as additional sales support and marketing initiatives to drive brand awareness and accelerated growth. Reed’s first ever, fully integrated marketing campaign will reach consumers at multiple touchpoints via social media, streaming video, in-store, radio, sampling and out of home advertising. The bold “They Fooled Your Mom” campaign launched on May 10th with a Times Square New York City takeover and rolled out to other top metro markets including Boston, Los Angeles, San Diego and Seattle.

The Company is continuing to focus on increasing core brands’ sales and improved gross margins through both pricing and COGS reduction. Reed’s launched several new SKUs in the 2nd quarter of 2019 such as Reed’s cans and Zero Sugar Reed’s in both cans and bottles.

Results of Operations – Three months ended June 30, 2019

The following table sets forth key statistics for the three months ended June 30, 2019 and 2018, respectively, in thousands.

	Three Months Ended June 30,		Pct.
	2019	2018	Change
Gross sales (A)	$10,758	$10,361	4%
Less: Promotional and other allowances (B)	1,278	972	31%
Net sales	$9,480	$9,389	1%

Cost of goods produced (C)	7,048	5,955	18%
% of Gross sales	66%	57%
% of Net sales	74%	63%
Cost of goods sold – idle capacity (D)	159	392	-59%
% of Net sales	2%	4%
Gross profit	$2,273	$3,042	-25%
% of Net sales	24%	32%

Expenses
Delivery and handling	$1,436	$1,247	15%
% of Net sales	15%	13%
Dollar per case ($)	2.5	2.3
Selling and marketing	3,194	1,210	164%
% of Net sales	34%	13%
General and administrative	1,749	3,407	-49%
% of Net sales	18%	36%
(Gain)/Loss on sales of assets	-	-
Total Operating expenses	6,379	5,864	9%

Loss from operations	$(4,106)	$(2,822)	46%

Interest expense and other expense	$(354)	$(553)	-36%

Net loss	$(4,460)	$(3,375)	32%

Loss per share – basic and diluted	$(0.13)	$(0.13)	-1%

Weighted average shares outstanding - basic & diluted	33,666,664	25,142,549	34%

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

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity from the second quarter of 2018 through the second quarter of 2019.

		2019					2018			Q2 Per Case			H1 Per Case
		Q1	Q2	H1	Q2 vs PY	H1 vs PY	Q1	Q2	H1	2019	2018	vs PY	2019	2018	vs PY
Cases:
	Reed’s	235	278	513	7%	-1%	256	260	516
	Virgil’s	253	282	535	22%	33%	173	231	404
	Total Core	488	560	1,048	14%	14%	429	491	920
	Non Core	15	2	17	-95%	-79%	31	51	82
	Candy	9	9	18	-2%	-11%	11	9	20
	Total	512	572	1,084	4%	6%	471	551	1,022

Gross Sales:
	Core	$9,098	$10,436	$19,534	13%	14%	$7,917	$9,241	$17,158	$18.6	$18.8	-1%	$18.6	$18.7	0%
	Non Core	181	49	$230	-94%	-85%	609	878	1,487	20.3	17.2	18%	13.2	18.1	-27%
	Candy	241	274	$515	13%	-10%	329	242	571	31.0	26.9	15%	28.9	28.6	1%
	Total	$9,520	$10,758	$20,279	4%	6%	$8,855	$10,361	$19,216	18.8	18.8	0%	18.7	18.8	0%

Discounts:	Total	$(1,071)	$(1,278)	$(2,350)	31%	53%	$(567)	$(972)	$(1,539)	$(2.2)	$(1.8)	27%	$(2.2)	$(1.5)	44%

COGS:
	Core	$(5,469)	$(6,843)	$(12,312)	35%	28%	$(4,586)	$(5,067)	$(9,653)	$(12.2)	$(10.3)	18%	$(11.7)	$(10.5)	12%
	Non Core	(167)	(28)	(195)	-96%	-85%	(524)	(735)	(1,259)	(11.6)	(14.4)	-20%	(11.2)	(15.4)	-27%
	Candy	(159)	(177)	(336)	16%	-5%	(199)	(153)	(352)	(20.0)	(17.0)	18%	(18.8)	(17.6)	7%
	Idle Plant	(150)	(159)	(309)	-59%	-71%	(676)	(392)	(1,068)	(0.3)	(0.7)	-61%	(0.3)	(1.0)	-73%
	Total	$(5,945)	$(7,207)	$(13,152)	14%	7%	$(5,985)	$(6,347)	$(12,332)	$(12.6)	$(11.5)	8%	$(12.1)	$(12.1)	0%

Gross Margin:		$2,504	$2,273	$4,777	-25%	-11%	$2,303	$3,042	$5,345	$4.0	$5.5	-28%	$4.4	$5.2	-16%
as % Net Sales		30%	24%	27%			28%	32%	30%

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

Sales

As a result of our decision to focus on the core Reed’s and Virgil’s beverage brands and simplify operations by reducing the overall number of SKUs that we offer, the Company’s core beverage volume for the quarter ended June 30, 2019 represents almost 100% of all beverage volume.

Core brand gross revenue increased 13% during the current quarter as compared to the year ago quarter, from $9,241 to $10,436, driven by Virgil’s volume growth of 22% and Reed’s volume growth of 7%. This increase was reduced by lapping $878 of discontinued and private label sales which are no longer part of our portfolio. The result is an increase of total gross revenue of 4%, to $10,758 from $10,361 during the year ago period. Our sales in Q2 were suppressed as we short shipped orders in hand by approximately $1,100 due to unavailability of product related to lower than expected co-packer production and innovation production delays.

On a 12-ounce case basis, price on our core brands decreased $0.20 per 12-ounce case or -1% year over year, while core volume grew 14% vs the year-ago quarter. Price per case decline is a result of brand mix shifting from glass to cans.

Discounts as a percentage of gross sales increased to 12% in the second quarter of 2019 from 9% in the prior year period. The increase in our promotions was due to the activation of new promotions for our existing Reed’s and Virgil’s SKUs, the incremental promotional spend on our new Virgil’s ZERO Sugar cans and increased slotting to gain new authorizations for existing and innovation SKUs. As a result, total net sales grew 1% in the second quarter of 2019 to $9,480, compared to $9,389 in the same period in 2018.

Cost of Goods Sold and Produced

Cost of goods sold increased $860 during the second quarter of 2019 as compared to the year-ago quarter. As a percentage of net sales, cost of goods sold increased 8 percentage points in the second quarter of 2019, to 76% from 68% in the year-ago period. The increase in cost of goods sold was driven by a one-time increase in inventory obsolescence reserves and write offs of $617 primarily related to our rebranding efforts and formulation enhancements and the impact of higher sales.

Idle and other costs were reduced to $159, down from $392 in the prior year period. The plant sale has significantly reduced our idle costs, while the remaining other costs were related to obsolescence costs. We do not anticipate idle and other costs to be material in the second half of the year.

Total cost of goods per case increased to $12.6 per case in the second quarter of 2019 from $11.5 per case in the second quarter of 2018. Cost of goods sold per case on core brands increased to $12.2 during the second quarter of 2019 from $10.3 per case during the second quarter of 2018. The main drivers of the increase were driven by the increase in inventory obsolescence reserves and write offs of $617 primarily related to our rebranding and formulation efforts on both the Reed’s and Virgil’s lines. We are continuing to work with suppliers and co-packers to improve our processes and maximize cost efficiencies as the company’s new product offerings continue to grow and scale.

Gross Margin

The impact of the increase in inventory obsolescence reserves and write offs and change in product mix resulted in an 8-percentage point decrease in gross margin in the second quarter of 2019, to 24% compared to 32% in same quarter of 2018.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses increased by $189 in the second quarter of 2019 to $1,436 from $1,247 in the same period in 2018. The increase in the rate per case to $2.5 per case this quarter from $2.3 per case in the prior year period is driven by additional freight required to rebalance inventory at the needed warehouse locations, shipping innovation products produced in limited locations and higher than expected less than truck load shipments to support of the launch of new retail accounts. As we work to expand our copacker footprint and capabilities later this year, we anticipate transportation costs to reduce.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support.

Total selling and marketing expenses were $3,194 during the second quarter of 2019, compared to $1,210 during the year-ago period. As a percentage of net sales, selling and marketing costs increased to 34% during the three months ended June 30, 2019, as compared to 13% during the same period of the prior year. The increased investment in sales and marketing is consistent with the Company’s strategy to refresh the brands, increase brand awareness, launch new products into the market, open new doors of distribution, create new pull campaigns to increase core brands sales velocity and lay the groundwork to re-accelerate growth of the core brands. In May, we turned on our marketing efforts, including our first ever 360-degree marketing campaign that introduced the tag line “Ready for Real Ginger?”. The campaign includes digital, outdoor, print and radio advertising, social media programs, in-store displays, coupon programs, sampling events and enhanced PR. We launched the program in New York City, and quickly expanded to Boston, Seattle, Los Angeles and San Diego. The increase is due to additional personnel, integrated marketing campaign creative and production, several media buys and innovation development (product, research, and packaging).

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased in the second quarter of 2019 to $1,749 from $3,407, a decrease of $1,658 over the same period in 2018. Our general and administrative expense decrease was largely driven by lapping severance of $636, reduced bonus accruals of $556, and lower options expense of $384.

Loss from Operations

The loss from operations was $4,106 for the three months ended June 30, 2019, as compared to a loss of $2,822 in the same period of 2018 driven by increase in inventory obsolescence reserves and write offs as well as our investment in sales and marketing initiatives.

Interest and Other Expense

Interest and other expense for the three months ended June 30, 2019 consisted of $294 of interest expense as well as expense related to the change in fair value of our warrant liability of $60. During the same period of 2018, interest expense was $435, and expense related to the change in fair value of our warrant liability was $118. The decrease in interest expense is the result of lower borrowings as well as lower rates on our revolving line of credit.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended June 30, 2019 and 2018 (unaudited; in thousands):

	Three Months Ended June 30
	2019	2018
Net loss	$(4,460)	$(3,375)

Modified EBITDA adjustments:
Depreciation and amortization	34	160
Interest expense	294	435
Stock option and other noncash compensation	623	902
Change in fair value of warrant liability	60	128
Severance	6	642
Total EBITDA adjustments	$1,017	$2,267

Modified EBITDA	$(3,443)	$(1,108)

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Modified EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Modified EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Modified EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Modified EBITDA does not reflect any cash requirements for such replacements.

Results of Operations – Six months ended June 30, 2019

The following table sets forth key statistics for the six months ended June 30, 2019 and 2018, respectively, in thousands.

	Six Months Ended June 30, 2019		Pct.
	2019	2018	Change
Gross sales (A)	$20,279	$19,216	6%
Less: Promotional and other allowances (B)	2,350	1,539	53%
Net sales	$17,929	$17,677	1%

Cost of goods produced (C)	12,843	11,264	14%
% of Gross sales	63%	59%
% of Net sales	72%	64%
Cost of goods sold – idle capacity (D)	309	1,068	-71%
% of Net sales	2%	6%
Gross profit	$4,777	$5,345	-11%
% of Net sales	27%	30%

Expenses
Delivery and handling	$2,466	$2,203	12%
% of Net sales	14%	12%
Dollar per case ($)	2.3	2.2
Selling and marketing	5,208	2,223	134%
% of Net sales	29%	13%
General and administrative	4,120	4,866	-15%
% of Net sales	23%	28%
(Gain)/Loss on sales of assets	(30)	-
Total Operating expenses	11,764	9,292	27%

Loss from operations	$(6,987)	$(3,947)	77%

Interest expense and other expense	$(737)	$(1,044)	-29%

Net loss	$(7,724)	$(4,991)	55%

Loss per share – basic and diluted	$(0.25)	$(0.20)	24%

Weighted average shares outstanding - basic & diluted	31,397,760	25,067,054	25%

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

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity from the six-month period ending June 30, 2018 through the six month period ending June 30, 2019.

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

Sales

As a result of our decision to focus on the core Reed’s and Virgil’s beverage brands and simplify operations by reducing the overall number of SKUs that we offer, the Company’s core beverage volume for the six months ended June 30, 2019 represents 97% of all beverage volume.

Core brand gross revenue increased 14% during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, from $17,158 to $19,534, driven by Virgil’s volume growth of 33%. This increase was reduced by lapping 1,487 of discontinued and private label sales which are no longer part of our portfolio. The result is an increase of total gross revenue of 6%, to $20,279 from $19,216 during the year ago period. Our gross sales were impacted as we short shipped approximately $1,300 of orders to customers during the six months ended June 30, 2019 due to unavailability of product related to lower than expected co-packer production and innovation production delays.

On a 12-ounce case basis, price on our core brands is flat per 12-ounce case year over year, while core volume grew 14% vs the year-ago period.

Discounts as a percentage of gross sales increased to 12% in the six months ended June 30, 2019 from 8% in the prior year period. The increase in our promotions was due to several factors: the planned reduction in promotional spend in first half of 2018, the activation of new promotions for our existing Reed’s and Virgil’s SKUs, the incremental promotional spend on our new Virgil’s ZERO Sugar cans and increased slotting to gain new authorizations for existing and innovation SKUs. As a result, net sales revenue grew 1% in the six months ended June 30, 2019 to $17,929, compared to $17,677 in the same period in 2018.

Cost of Goods Sold and Produced

Cost of goods sold increased $820 during the six months ended June 30, 2019 as compared to the year-ago period. As a percentage of net sales, cost of goods sold increased 3-percentage points in the six months ended June 30, 2019, to 73% from 70% in the year-ago period. The increase in cost of goods sold was driven by an increase in inventory obsolescence reserves and write offs of $615 primarily related to our rebranding efforts and formulation enhancements.

Idle and other costs were reduced to $309, down from $1,068 in the prior year period. The plant sale has significantly reduced our idle costs, while the remaining other costs were related to completing the transition of the plant to California Custom Beverages. We do not anticipate idle and other costs to be material in the second half of the year.

Cost of goods per case remained flat at $12.1 per 12-ounce case in the six months ended June 30, 2019 as compared to the prior year period. Cost of goods sold per case on core brands increased to $11.7 during the six months ended June 30, 2019 from $10.5 per case during the same period in 2018. The main drivers of the increase were driven by the increase in inventory obsolescence reserves and write offs of $615 primarily related to our rebranding and reformulation efforts on both the Reed’s and Virgil’s lines. We are continuing to work with suppliers and co-packers to improve our processes and maximize cost efficiencies as the company’s new product offerings continue to grow and scale.

Gross Margin

The impact of the increase in inventory obsolescence reserves and write offs resulted in a 3-percentage point decrease in gross margin in the six months ended June 30, 2019, to 27% compared to 30% in same period of 2018.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses increased by $263 in the six months ended June 30, 2019 to $2,466 from $2,203 in the same period in 2018 driven by increased volumes. The increase in the rate per case to $2.3 per case this period from $2.2 per case in the prior year period is driven by additional freight required to rebalance inventory at the needed warehouse locations, shipping innovation products produced in limited locations and higher than expected less than truck load shipments to support of the launch of new retail accounts. As we work to expand our copacker footprint and capabilities later this year, we anticipate transportation costs to reduce.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support.

Total selling and marketing expenses were $5,208 during the six months ended June 30, 2019, compared to $2,223 during the year-ago period. As a percentage of net sales, selling and marketing costs increased to 29% during the six months ended June 30, 2019, as compared to 13% of net revenue during the same period of the prior year. The increased investment in sales and marketing is consistent with the Company’s strategy to refresh the brands, launch new products into the market, open new doors of distribution, create new communication campaigns to increase core brands sales velocity and lay the groundwork to re-accelerate growth of the core brands. The increase is due to additional personnel, integrated marketing campaign creative and production, and innovation development (product, research, and packaging).

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased in the six months ended June 30, 2019 to $4,120 from $4,866, a decrease of $746 over the same period in 2018. Our general and administrative expense decrease was largely driven by reduction of severance, bonus accrual and options expense from prior year.

Loss from Operations

The loss from operations was $6,987 for the six months ended June 30, 2019, as compared to a loss of $3,947 in the same period of 2018 driven by increase investment in sales and marketing initiatives.

Interest and Other Expense

Interest and other expense for the six months ended June 30, 2019 consisted of $629 of interest expense as well as expense related to the change in fair value of our warrant liability of $108. During the same period of 2018, interest expense was $921, and expense related to the change in fair value of our warrant liability was $123. The decrease in interest expense is the result of lower borrowings as well as lower rates on our revolving line of credit.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the six months ended June 30, 2019 and 2018 (unaudited; in thousands):

	Six Months Ended June 30
	2019	2018
Net loss	$(7,724)	$(4,991)

Modified EBITDA adjustments:
Depreciation and amortization	70	337
Interest expense	629	921
Stock option and other noncash compensation	1,229	1,176
Change in fair value of warrant liability	108	123
Severance	39	642
Total EBITDA adjustments	$2,075	$3,199

Modified EBITDA	$(5,649)	$(1,792)

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

For the six months ended June 30, 2019, the Company recorded a net loss of $7,724 and used cash in operations of $11,520. For the three months ended June 30, 2019, the Company used cash in operations of $2,764. As of June 30, 2019, we had a cash balance of $1,604 with borrowing capacity of $5,386, a stockholders’ equity of $1,988 and a working capital of $5,718 compared to a cash balance of $624 stockholders’ deficit of $6,743 and working capital shortfall of $3,297 at June 30, 2018. On February 20, 2019, the Company conducted a public offering of 7,733,750 shares of its common stock at $2.10 per share resulting to net proceeds to the Company of $14,867.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Reed’s, Inc. (Registrant)

Date: August 13, 2019	/s/ Valentin Stalowir
Valentin Stalowir
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2019	/s/ Iris Snyder
Iris Snyder
Chief Financial Officer
(Principal Financial Officer)

