Form 10-Q
period 2019-09-30
REED'S, INC.
filed 2019-11-13
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were a total of 47,595,206 shares of Common Stock outstanding as of November 11, 2019.

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

2

3

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S INC.

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$1,016	$624
Accounts receivable, net of allowance for doubtful accounts and returns and discounts of $223 and $623, respectively	4,129	2,608
Receivable from related party	-	195
Inventory, net of reserve for obsolescence of $522 and $197, respectively	9,575	7,380
Prepaid expenses and other current assets	470	131
Total current assets	15,190	10,938

Property and equipment, net of accumulated depreciation of $438 and $342, respectively	1,053	896
Equipment held for sale, net of impairment reserves of $118 and $118, respectively	82	82
Intangible assets	576	576
Total assets	$16,901	$12,492

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,525	$5,721
Accrued expenses	1,141	1,483
Revolving line of credit	7,079	6,980
Current portion of leases payable	51	51
Total current liabilities	13,796	14,235

Leases payable, less current portion	747	801
Convertible note to a related party	4,551	4,161
Warrant liability	15	38
Total liabilities	19,109	19,235

Stockholders’ deficit:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,412 shares issued and outstanding	94	94
Common stock, $.0001 par value, 70,000,000 shares authorized, 33,720,044 and 25,729,461 shares issued and outstanding, respectively	3	3
Additional paid in capital	70,420	53,591
Accumulated deficit	(72,725)	(60,431)
Total stockholders’ deficit	(2,208)	(6,743)
Total liabilities and stockholders’ deficit	$16,901	$12,492

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine months Ended September 30, 2019 and 2018

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended		Nine months Ended
	2019	2018	2019	2018
Net sales	$8,740	$10,796	$26,669	$28,473
Cost of goods sold	6,238	8,115	19,390	20,447
Gross profit	2,502	2,681	7,279	8,026

Operating expenses:
Delivery and handling expense	1,902	1,395	4,369	3,598
Selling and marketing expense	2,508	1,378	7,718	3,601
General and administrative expense	2,470	1,987	6,587	6,853
Gain on sale of assets	-	-	(30)	-
Total operating expenses	6,880	4,760	18,644	14,052

Loss from operations	(4,378)	(2,079)	(11,365)	(6,026)

Interest expense	(318)	(621)	(947)	(1,542)
Change in fair value of warrant liability	131	26	23	(97)

Net loss	(4,565)	(2,674)	(12,289)	(7,665)

Dividends on Series A Convertible Preferred Stock	-	-	(5)	(5)

Net loss attributable to common stockholders	$(4,565)	$(2,674)	$(12,294)	$(7,670)

Loss per share – basic and diluted	$(0.14)	$(0.10)	$(0.38)	$(0.30)

Weighted average number of shares outstanding – basic and diluted	33,716,359	25,587,191	32,179,119	25,242,780

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine months Ended September 30, 2019 and 2018

(Unaudited)

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2019	33,708,826	$3	9,411	$94	-	$-	$70,051	$(68,160)	$1,988
Fair value of vested options							223		223
Shares granted to Directors for services	8,072						29		29
Fair value of vested restricted shares granted to an officer for services							116		116
Exercise of warrants	3,146						1		1
Net Loss								(4,565)	(4,560)
Balance, September 30, 2019	33,720,044	$3	9,411	$94	0	$-	$70,420	$(72,725)	$(2,208)

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2018	25,729,461	$3	9,411	$94	-	$-	$53,591	$(60,431)	$(6,743)
Fair value of vested options							1,077		1,077
Shares granted to Directors for services	33,796						115		115
Fair value of vested restricted shares granted to an officer for services							405		405
Dividends on Series A Convertible Preferred Stock								(5)	(5)
Common shares issued pursuant to the rights offering, net of offering costs	7,733,750						14,867		14,867
Exercise of warrants	223,037						365		365
Net Loss								(12,289)	(12,289)
Balance, September 30, 2019	33,720,044	$3	9,411	$94	0	$-	$70,420	$(72,725)	$(2,208)

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2018	25,525,996	$3	9,411	$94	634,254	$84	$52,182	$(55,097)	$(2,734)
Fair value of vested options							394		394
Shares granted to Directors for services	37,052						100		100
Fair value vesting of restricted common stock						542	(593)		(51)
Dividends on Series A Convertible Preferred Stock	1,734						5		5
Common shares issued to Directors for services provided in 2018	18,237				(18,237)	128	(128)		-
Exercise of warrants	75,140						136		136
Net Loss								(2,674)	(2,674)
Balance, September 30, 2018	25,658,159	$3	9,411	$94	616,017	$754	$52,096	$(57,771)	$(4,824)

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2017	24,619,591	$2	9,411	$94	400,000	$680	$49,833	$(50,101)	$508
Fair value of vested options							864		864
Shares granted to Directors for services	37,052						100		100
Fair value vesting of restricted common stock					854,592	655			655
Dividends on Series A Convertible Preferred Stock	1,734						5	(5)	-
Common shares issued to Directors for services provided in 2018	638,575				(638,575)	(581)	581		-
Exercise of warrants	361,207	1					713		714
Net Loss								(7,665)	(7,665)
Balance, September 30, 2018	25,658,159	$3	9,411	$94	616,017	$754	$52,096	$(57,771)	$(4,824)

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine months Ended September 30, 2019 and 2018

(Unaudited)

(Amounts in thousands)

	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net loss	$(12,289)	$(7,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12	492
Gain on sale of property & equipment	(30)	-
Loss on termination of leases	2	94
Amortization of debt discount	225	-
Amortization of right of use assets	96	82
Stock options issued to employees for services	1,077	864
Common stock issuable for services	-	655
Common stock issued for services	520	100
Decrease in allowance for doubtful accounts	(400)	(37)
Increase in inventory reserve	325	126
Increase/(decrease) in fair value of warrant liability	(23)	97
Accrual of interest on convertible note to a related party	390	346
Lease liability	(10)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,121)	(1,077)
Inventory	(2,520)	(1,236)
Prepaid expenses and other assets	(339)	(239)
Accounts payable	(196)	(4,100)
Accrued expenses	(347)	1,648
Other long term obligations	-	(16)
Net cash used in operating activities	(14,628)	(10,496)
Cash flows from investing activities:
Proceeds from sale of property and equipment	30	52
Purchase of property and equipment	(273)	(102)
Net cash used in investing activities	(243)	(50)
Cash flows from financing activities:
Borrowings on line of credit	42,179	13,495
Repayments of line of credit	(42,175)	(14,107)
Capitalization of financing cost	(130)	-
Principal repayments on capital expansion loan	-	(907)
Principal repayments on long term financial obligation	-	(174)
Advances from officers	-	50
Repayment of amounts due to/from officers	195	(277)
Principal repayments on capital lease obligation	(38)	(187)
Exercise of warrants	365	714
Proceeds from sale of common stock	14,867	-
Net cash provided by (used in) financing activities	15,263	(1,393)

Net increase/(decrease) in cash	392	(11,939)
Cash at beginning of period	624	12,127
Cash at end of period	$1,016	$188

Supplemental disclosures of cash flow information:
Cash paid for interest	$408	$971
Non Cash Investing and Financing Activities
Dividends on Series A Convertible Preferred Stock	$5	$5
Vendor credits issued for fixed asset purchases	$-	$108

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Nine months Ended September 30, 2019 and 2018 (Unaudited)

(In thousands, except share and per share amounts)

1. Basis of Presentation and Liquidity

The accompanying interim condensed financial statements of Reed’s, Inc. (the “Company”, “we”, “us”, or “our”), are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position at September 30, 2019 and the results of operations and cash flows for the three and nine months ended September 30, 2019 and 2018. The balance sheet as of December 31, 2018 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2019.

Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

For the nine months ended September 30, 2019, the Company recorded a net loss of $12,289 and used cash in operations of $14,628. As of September 30, 2019, we had a cash balance of $1,016 with borrowing capacity of $1,019, a stockholders’ deficit of $2,208 and a working capital of $1,394 compared to a cash balance of $624, stockholders’ deficit of $6,743 and working capital shortfall of $3,297 at December 31, 2018. On February 20, 2019, the Company conducted a public offering of 7,733,750 shares of its common stock at $2.10 per share resulting in net proceeds to the Company of $14,867. In October 2019, the Company conducted a public offering of 13,416,667 shares of its common stock at $0.60 per share resulting in net proceeds to the Company of $7,536.

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

For the periods ended September 30, 2019 and 2018, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	September 30, 2019	September 30, 2018
Convertible note to a related party	2,266,667	2,266,667
Warrants	6,413,782	6,951,173
Common stock equivalent of Series A Convertible Preferred Stock	37,644	37,644
Unvested restricted common stock	610,609	616,017
Options	4,373,566	3,440,904
Total	13,702,268	13,312,405

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

Recent Accounting Pronouncements

In September 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718); Improvements to Non-Employee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 generally aligns the measurement and classification of share-based awards to non-employees with that of share-based awards to employees. Non-employee equity awards will be measured at the fair value of the equity instruments to be issued, as of the grant date, and the resulting amount will be recognized as expense over the expected or contractual term of the award. The ASU applies to all share-based payments to nonemployees in exchange for goods or services used or consumed in an entity’s own operations. It does not apply to instruments issued to a lender or investor in a financing transaction, or to instruments granted when selling goods or services to customers. ASU 2018-07 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company adopted the provisions of ASU 2018-07 in the quarter beginning January 1, 2019. The adoption of ASU 2018-07 did not have any impact on the Company’s financial statement presentation or disclosures.

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

Concentrations

Gross sales. During the three months ended September 30, 2019, the Company’s largest two customers accounted for 15% and 12% of gross sales, respectively. During the nine months ended September 30, 2019, these customers accounted for 23% and 13% of gross sales, respectively. During the three months ended September 30, 2018, the two largest customers accounted for 22% and 18% of gross sales, respectively. During the nine months ended September 30, 2018, the two largest customers accounted for 24% and 13% of gross sales, respectively.

Accounts receivable. As of September 30, 2019, the Company had accounts receivable from one customer which comprised 14% of its gross accounts receivable. As of December 31, 2018, accounts receivable from two customers comprised 36% and 19% of total accounts receivable, respectively.

Purchases from vendors. During the three months ended September 30, 2019, the Company’s largest three vendors accounted for approximately 13%, 11% and 10% of all purchases, respectively. During the nine months ended September 30, 2019, two vendors accounted for 12% and 10% of all purchases, respectively. During the three months ended September 30, 2018, the Company’s largest vendor accounted for approximately 10% of all purchases. During the nine months ended September 30, 2018, 15% of all purchases were made from this vendor.

Accounts payable. As of September 30, 2019, the Company’s largest three vendors accounted for 23%, 18% and 14% of the total accounts payable, respectively. As of September 30, 2018, a single vendor accounted for 15% of the Company’s total accounts payable. As of December 31, 2018, one vendor accounted for 24% of total accounts payable.

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

As of September 30, 2019, and December 31, 2018, the Company’s balance sheets included warrant liabilities aggregating $15 and $38 respectively, measured at fair value based on Level 3 inputs.

3. Inventory

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, and net of reserves is comprised of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw Materials and Packaging	$5,962	$3,053
Finished Goods	3,613	4,327
Total	$9,575	$7,380

The Company has recorded a reserve for slow moving and potentially obsolete inventory. The reserve at September 30, 2019 and December 31, 2018 was $522 and $197, respectively.

4. Property and Equipment

Property and equipment is comprised of the following (in thousands):

	September 30, 2019	December 31, 2018
Right-of-use assets under operating leases	$730	$730
Right-of-use assets under finance leases	179	204
Computer hardware and software	582	304
Total cost	1,491	1,238
Accumulated depreciation and amortization	(438)	(342)
Net book value	$1,053	$896

Depreciation expense for the three months ended September 30, 2019 and 2018 was $8 and $155 respectively. Depreciation expense for the nine months then ended was $12 and $492, respectively.

5. Intangible Assets

Intangible assets are comprised of brand names acquired, specifically Virgil’s. They have been assigned an indefinite life, as we currently anticipate that they will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life remains appropriate. We first assess qualitative factors to determine whether it is more likely than not that the asset is impaired. If further testing is necessary, we compare the estimated fair value of our asset with its book value. If the carrying amount of the asset exceeds its fair value, as determined by the discounted cash flows expected to be generated by the asset, an impairment loss is recognized in an amount equal to that excess. Based on management’s measurement, there were no indications of impairment at September 30, 2019.

6. Receivable from a Related Party

As of December 31, 2018, the Company had outstanding receivable from California Custom Beverage (CCB), an entity owned by Christopher J. Reed, founder, chief innovation officer and board member of Reed’s. The receivable consisted of certain costs such as sales tax and prepayments arising from the sale of the Los Angeles plant on December 31, 2018 to CCB. Such amount was collected from CCB during the nine months ended September 30, 2019. Amount was outstanding was $0 and $195, as of September 30, 2019 and December 31, 2018, respectively.

7. Line of Credit

Amounts outstanding under the Company’s credit facilities are as follows (in thousands):

	September 30, 2019	December 31, 2018
Line of Credit	$7,661	$7,657
Capitalized finance costs	(582)	(677)
Net balance	$7,079	$6,980

On October 4, 2018, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. The Company incurred $882 of direct costs in conjunction with the transaction, consisting primarily of broker, bank and legal fees, and $161 cost of warrant modification. The Company annually incurs an additional $130 of fees from the bank, which is equal to 1% of the $13,000 borrowing limit. These costs have been capitalized and recorded as a debt discount and are being amortized over the 2.5 year life of the Rosenthal agreement. Amortization of debt discount was $225 for the nine months ended September 30, 2019. The line of credit matures on April 20, 2021 and has $1,019 of unused borrowing capacity under the financing agreement as of September 30, 2019.

The line of credit is secured by substantially all of the assets of the Company. Additionally, the over-advance is guaranteed by an irrevocable stand-by letter of credit in the amount of $1,500, issued by Daniel J. Doherty III and the Daniel J. Doherty, III 2002 Family Trust, affiliates of Raptor/Harbor Reeds SPV LLC (“Raptor”). Raptor beneficially owns 20.1% of the Company’s outstanding common stock as of September 30, 2019. Mr. Doherty is a member of the Company’s Board of Directors. In the event of a default under the financing agreement, Raptor has a put option to purchase from Rosenthal the entire amount of any outstanding over-advance plus accrued interest, prior to Rosenthal declaring an event of default under the financing agreement.

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

The financing agreement with Rosenthal includes customary restrictions that limit our ability to engage in certain types of transactions, including our ability to utilize tangible and intangible assets as collateral for other indebtedness. Additionally, the agreement contains a financial covenant that requires us to meet certain minimum working capital and tangible net worth thresholds as of the end of each quarter. We were in compliance with the terms of our agreement with Rosenthal as of September 30, 2019.

Interest Rates

Borrowings under the Rosenthal financing agreement bear interest at the greater of prime or 4.75%, plus an additional 2% to 3.5% depending upon whether the borrowing is based upon receivables, inventory or is an Over-Advance. The effective interest rate as of September 30, 2019 on outstanding borrowings was 8.2%. Additionally, the line of credit is subject to monthly facility and administration fees, and aggregate minimum monthly fees (including interest) of $4.

8. Leases Payable

The Company adopted ASU 2016-02, Leases, effective October 1, 2018. The standard requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease, initially measured at the present value of the lease payments. As a result, we recorded right-of-use assets aggregating $862 as of October 1, 2018, utilizing a discount rate of 12.60%. That amount consists of new leases on the Company’s Norwalk office and certain office equipment of $730, and existing capitalized leases reclassified to right of use assets of $132.

ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. During the nine months ended September 30, 2019, the Company reflected amortization of right of use asset of $96 related to these leases, resulting in a net asset balance of $730 as of September 30, 2019.

In accordance with ASU 2016-02, the right-of-use assets are being amortized over the life of the underlying leases.

As of December 31, 2018, liabilities recorded under finance leases and operating leases were $133 and $719, respectively. During the nine months ended September 30, 2019, the Company made payments of $38 towards finance lease liability and $18 towards operating lease liability. As of September 30, 2019, liability under finance lease amounted to $97 and liability under operating lease amounted to $701, of which $24 and $27 were reflected as current due, under finance leases and operating leases, respectively.

As of September 30, 2019, the weighted average remaining lease terms for operating lease and finance lease are 5.26 years and 1.25 years, respectively. The weighted average discount rate for operating lease is 12.60% and 6.93% for finance lease.

9. Convertible Note to a Related Party

The Convertible Note to a Related Party consists of the following (in thousands):

	September 30, 2019	December 31, 2018
12% Convertible Note Payable	$3,400	$3,400
Accrued Interest	1,151	761
Total obligation	$4,551	$4,161

On April 21, 2017, pursuant to a Securities Purchase Agreement, the Company issued a secured, convertible, subordinated, non-redeemable note in the principal amount of $3,400 (the “Raptor Note”) and warrants to purchase 1,416,667 shares of common stock. The purchaser, Raptor/Harbor Reeds SPV LLC (“Raptor”), beneficially owned approximately 20.1% and 27.1% of the Company’s common stock at September 30, 2019 and December 31, 2018, respectively.

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

The fair value of the warrant liability was determined using the Black-Scholes-Merton option pricing model at September 30, 2019 and December 31, 2018, using the following assumptions:

	September 30, 2019	December 31, 2018
Stock Price	$1.30	$2.07
Risk free interest rate	2.26%	2.69%
Expected volatility	69.95%	50.07%
Expected life in years	1.67	2.42
Expected dividend yield	0%	0%

Fair Value - Warrants	$15	$38

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

	September 30, 2019	September 30, 2018
Beginning Balance	$38	$36
Change in fair value	(23)	97
Ending balance	$15	$133

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

Restricted common stock

The following table summarizes restricted stock activity during the nine months ended September 30, 2019:

	Unvested Shares	Fair Value	Weighted Average Grant Date Fair Value
Balance, December 31, 2018	598,370	$592	1.63
Granted	46,035	$132	2.87
Vested	(33,796)	$(477)
Issued	-	-
Balance, September 30, 2019	610,609	$246	1.13

Prior to January 1, 2019, the Company issued 854,592 shares of restricted common stock to the Company’s Chief Executive Officer and members of the board valued at $1,413, of which 256,222 shares have vested, and $820 has been recognized as an expense.

During the nine months ended September 30, 2019, the Company issued an additional 17,652 shares of restricted stock to members of the board of directors. These shares vested immediately upon issuance during February 2019. The aggregate fair value of the stock awards was $44 based on the market price of our common stock at $2.49 per share on the date of grant, which were amortized in full during February 2019.

During the nine months ended September 30, 2019, the Company issued an additional 24,216 shares of restricted stock to members of the board of directors. These shares vest through November 2019 over 3 equal periods, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $76 based on the market price of our common stock at $3.14 per share on the date of grant, which will be amortized through November 2019.

During the nine months ended September 30, 2019, the Company issued an additional 4,167 shares of restricted stock to a member of the board of directors. These shares vest in November 2019 and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $12 based on the market price of our common stock at $3.00 per share on the date of grant, which will be amortized through November 2019.

On October 31, 2019, the Company and the Chief Executive Officer entered into a separation agreement extending the vesting of the 392,002 shares that were scheduled to vest on June 29, 2019 to October 31, 2019.

The total fair value of restricted common stock vesting during the nine months ended September 30, 2019 was $477 and is included in general and administrative expenses in the accompanying statements of operations. As of September 30, 2019, the amount of unvested compensation related to issuances of restricted common stock was $246, which will be recognized as an expense in future periods as the shares vest.

Stock options

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,674,236	$2.16
Granted	1,404,840	$2.52
Exercised	-	$-
Unvested Forfeited or expired	(610,510)	$2.64
Vested Forfeited or expired	(95,000)	$4.75
Outstanding at September 30, 2019	4,373,566	$2.15	8.25	$-
Exercisable at September 30, 2019	1,404,537	$2.33	6.78	$-

During the nine months ended September 30, 2019, the Company approved options to be issued pursuant to Reed’s 2017 Incentive Compensation Plan to certain current employees totaling 1,231,000 shares. One half of these options vest annually over a four-year vesting period; the other half of these options will vest based on performance criteria to be established by the board. In addition, during the nine months ended September 30, 2019, the Company granted options to purchase 113,330 shares of common stock to new board members. Options granted to consultants, former employees, and board members vest at various periods. On September 11, 2019, the Company granted options to purchase 60,510 shares of common stock to certain consultants, which were forfeited on the same day resulting in net $0 of compensation expense.

The stock options are exercisable at a price ranging from $2.33 to $3.37 per share and expire in ten years. Total fair value of these options at grant date was approximately $989, which was determined using the Black-Scholes-Merton option pricing model with the following average assumption: stock price ranging from $2.33 to $3.37 per share, expected term of seven years, volatility of 61%, dividend rate of 0% and risk-free interest rate ranging from 1.39% to 2.60%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award; the expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; and the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future.

The Company determined that the options had a fair value of $989 which will be amortized in future periods through September 30, 2023. During the nine months ended September 30, 2019, the Company recognized $1,077 of compensation expense relating to vested stock options. As of September 30, 2019, the amount of unvested compensation related to stock options was approximately $2,672 which will be recorded as an expense in future periods as the options vest.

The aggregate intrinsic value was calculated as the difference between the closing market price as of September 30, 2019, which was $1.30, and the exercise price of the outstanding stock options.

Common stock purchase warrants

The following table summarizes warrant activity for the nine months ended September 30, 2019:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	6,897,277	$2.06	2.42	$1,447
Granted
Exercised	(283,495)	$2.09
Forfeited or expired	(200,000)	$5.60
Outstanding at September 30, 2019	6,413,782	$2.06	1.72	$150
Exercisable at September 30, 2019	6,413,782	$2.06	1.72	$150

During the nine months ended September 30, 2019, warrants to acquire 283,495 shares of common stock were exercised, including 87,485 warrants that were exercised on a cashless basis, resulting in the issuance of 223,037 shares of common stock. Aggregate proceeds to the Company were $365. In addition, during the nine months ended September 30, 2019, warrants to acquire 200,000 shares of common stock expired.

The intrinsic value was calculated as the difference between the closing market price as of September 30, 2019, which was $1.30, and the exercise price of the Company’s warrants to purchase common stock.

12. Contingencies

On December 31, 2018, the Company completed the sale of its Los Angeles manufacturing facility to California Custom Beverage, LLC (“CCB”) an entity owned by Chris Reed, founder, Chief Innovation Officer, and board member. The sale included substantially all machinery, equipment, furniture and fixtures of the facility. By the terms of the sale CCB assumed the monthly payments on our lease obligation effective immediately upon closing of the sale. Our release from the obligation by the lessor, however, is dependent upon CCB’s deposit of $1.2 million of security with the lessor no later than December 31, 2019. In the three months period ending in March 31, 2019, Mr. Reed sold 246,000 shares valued at approximately $656 that was deposited to the escrow account. In the three months period ending in June 30, 2019, Mr. Reed sold an additional 191,600 shares valued at approximately $613. Mr. Reed currently has $650 deposited to the escrow account with the remainder expected to be deposited by December 31, 2019 fully satisfying the security requirements. Mr. Reed has zero shares remaining in escrow as of September 30, 2019.

13. Subsequent Events

In October 2019, the Company conducted a public offering of 13,416,667 shares of its common shares including 1,750,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares to cover over-allotments, at a public offering price of $0.60 per share. The net proceeds to the Company from this offering are $7,536, after deducting underwriting discounts and commissions and other offering expenses. Proceeds from the offering will provide capital to fund the growth of our business, new products, sales and marketing efforts, working capital, and for general corporate purposes.

On October 18, 2019, the Company issued 4,254 preferred shares to its preferred shareholders as a result of its annual preferred stock dividend.

On October 30, 2019, Iris Snyder notified the Company of her intent to resign from her positions as Chief Financial Officer and Secretary, effective on November 22, 2019. On November 1, 2019, Reed’s appointed Joann Tinnelly to serve as Interim Chief Financial Officer effective November 22, 2019.

On October 31, 2019, the Company entered into a Separation, Settlement and Release of Claims Agreement (the “Agreement”) with Valentin Stalowir, its former Chief Executive Officer in connection with Mr. Stalowir’s resignation from his position as Chief Executive Officer and the subsequent termination of his employment on October 31, 2019. As part of the Agreement, the Company issued Mr. Stalowir 392,002 shares of its common shares on October 31, 2019, as well as an additional 50,000 shares of its common shares on November 8, 2019.

On November 1, 2019, the Company issued a total of 12,239 shares of its common shares to the members of the board of directors.

On November 12, 2019, the Nasdaq Listing Qualifications Department (“Staff”) notified the Company that the bid price of its common stock had closed at less than $1 per share over the previous 30 consecutive business days, and, as a result, did not comply with Listing Rule 5550(a)(2). Therefore, in accordance with Listing Rule 5810(c)(3)(A), the Company is being provided 180 calendar days, or until May 11, 2020, to regain compliance with the Rule. If, at any time before May 11, 2020 the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq staff will provide written notification that it has achieved compliance with the Bid Price Rule.

If the Company fails to regain compliance with the Bid Price Rule before May 11, 2020 but meets all of the other applicable standards for initial listing on the Nasdaq Capital Market with the exception of the minimum bid price, the Company may be eligible for additional time. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

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

Overview

The third quarter of 2019 continues to reflect the transformation efforts the Company implemented in 2017 and 2018. With the sale of the Los Angeles manufacturing facility on December 31, 2018, we began 2019 positioned as an asset-light company, with a significantly enhanced sales and marketing infrastructure capable of driving accelerated growth. The Company is better positioned to focus on driving growth and building its brands, with capital flexibility, a reduced need for capital expenditures, and an improved operating model.

Public equity offerings, which closed on February 20, 2019 and October 25, 2019, respectively, have provided the Company with funds to invest in additional sales support and marketing initiatives as well as working capital to drive brand awareness and support accelerated growth as the Company’s expands its copacking capabilities and flexibility. Reed’s first ever, fully integrated marketing campaign and accelerated new product innovation has driven incremental demand, and the company is now focused on broadening its supply chain capabilities to support the increased demand and improve fulfillment rates.

The Company continues to focus on increasing core brands’ sales and improved gross margins through both pricing and COGS reduction. Reed’s launched several new SKUs in the 3rd quarter of 2019 such as Reed’s cans and Zero Sugar Reed’s in both cans and bottles.

Results of Operations – Three months ended September 30, 2019

The following table sets forth key statistics for the three months ended September 30, 2019 and 2018, respectively, in thousands.

	Three Months Ended September 30,		Pct.
	2019	2018	Change
Gross sales (A)	$10,112	$11,925	-15%
Less: Promotional and other allowances (B)	1,372	1,129	22%
Net sales	$8,740	$10,796	-19%

Cost of goods produced (C)	6,238	7,005	-11%
% of Gross sales	62%	59%
% of Net sales	71%	65%
Cost of goods sold – idle capacity (D)	-	1,110	-100%
% of Net sales	0%	10%
Gross profit	$2,502	$2,681	-7%
% of Net sales	29%	25%

Expenses
Delivery and handling	$1,902	$1,395	36%
% of Net sales	22%	13%
Dollar per case ($)	3.5	2.3
Selling and marketing	2,508	1,378	82%
% of Net sales	29%	13%
General and administrative	2,470	1,987	24%
% of Net sales	28%	18%
(Gain)/Loss on sales of assets	-	-
Total Operating expenses	6,880	4,760	45%

Loss from operations	$(4,378)	$(2,079)	111%

Interest expense and other expense	$(187)	$(595)	-69%

Net loss	$(4,565)	$(2,674)	71%

Loss per share – basic and diluted	$(0.14)	$(0.10)	30%

Weighted average shares outstanding - basic & diluted	33,716,359	25,587,191	32%

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

(D) Cost of goods sold – idle capacity: Cost of goods sold – idle capacity consists of direct production costs in excess of charges allocated to our finished goods in production. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Plant costs include labor costs, production supplies, repairs and maintenance, and inventory write-off. Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis, which is lower than our actual costs incurred. Cost of goods sold – idle capacity is not a measure that is recognized under GAAP and should not be considered as an alternative to cost of goods sold, which is determined in accordance with GAAP, and should not be used alone as an indicator of operating performance in place of cost of goods sold.

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity from the third quarter of 2018 through the third quarter of 2019.

		2019						2018				Q3 Per Case			Sept YTD
		Q1	Q2	Q3	YTD	Q3 vs PY	YTD vs PY	Q1	Q2	Q3	YTD	2019	2018	vs PY	2019	2018	vs PY
Cases:
	Reed’s	235	278	237	750	-5%	-2%	256	260	250	766
	Virgil’s	253	282	298	834	22%	29%	173	231	244	648
	Total Core	488	560	535	1,584	8%	12%	429	491	494	1,414
	Non Core	15	2	4	21	-97%	-89%	31	51	104	186
	Candy	9	9	6	24	-34%	-18%	11	9	9	29
	Total	512	572	545	1,628	-10%	0%	471	551	607	1,629

Gross Sales:
	Core	$9,098	$10,436	$9,832	$29,365	5%	11%	$7,917	$9,241	$9,375	$26,533	$18.4	$19.0	-3%	$18.5	$18.8	-1%
	Non Core	181	49	$109	$339	-95%	-91%	609	878	2,270	3,757	$30.7	$21.8	40%	16.2	20.2	-20%
	Candy	241	274	$172	$686	-39%	-19%	329	242	280	851	$28.8	$31.1	-8%	28.8	29.3	-2%
	Total	$9,520	$10,758	$10,112	$30,391	-15%	-2%	$8,855	$10,361	$11,925	$31,141	$18.6	$19.6	-5%	18.7	19.1	-2%

Discounts:	Total	$(1,071)	$(1,278)	$(1,372)	$(3,721)	22%	39%	$(567)	$(972)	$(1,129)	$(2,668)	$(2.5)	$(1.9)	35%	$(2.3)	$(1.6)	40%

COGS:
	Core	$(5,469)	$(6,843)	$(6,098)	$(18,410)	16%	23%	$(4,586)	$(5,067)	$(5,260)	$(14,913)	$(11.4)	$(10.6)	7%	$(11.6)	$(10.5)	10%
	Non Core	(167)	(28)	(34)	(229)	-98%	-92%	(524)	(735)	(1,555)	(2,814)	(9.6)	(15.0)	-36%	(10.9)	(15.1)	-28%
	Candy	(159)	(177)	(106)	(442)	-44%	-18%	(199)	(153)	(190)	(542)	(17.7)	(21.1)	-16%	(18.6)	(18.7)	-1%
	Idle Plant	(150)	(159)	0	(309)	-100%	-86%	(676)	(392)	(1,110)	(2,178)	-	(1.8)	-100%	(0.2)	(1.3)	-86%
	Total	$(5,945)	$(7,207)	$(6,238)	$(19,390)	-23%	-5%	$(5,985)	$(6,347)	$(8,115)	$(20,447)	$(11.5)	$(13.4)	-15%	$(11.9)	$(12.6)	-6%

Gross Margin:		$2,504	$2,273	$2,502	$7,280	-7%	-9%	$2,303	$3,042	$2,681	$8,026	$4.6	$4.4	4%	$4.5	$4.9	-9%
as % Net Sales		30%	24%	29%	27%			28%	32%	25%	28%

As part of the Company’s ongoing initiative to simplify and streamline operations by focusing on the appropriate number of SKUs, the Company has identified core products to place its strategic focus on. These core products consist of Reed’s and Virgil’s branded beverages. Non-core products consist primarily of slower selling discontinued Reed’s and Virgil’s SKUs, discontinued brands such as China Cola and Sonoma Sparklers, as well private label SKUs which were sold to California Custom Beverage as part of the plant sale on Dec 31, 2018.

Sales

As a result of our decision to focus on the core Reed’s and Virgil’s beverage brands and simplify operations by reducing the overall number of SKUs that we offer, the Company’s core beverage volume for the quarter ended September 30, 2019 represents almost 100% of all beverage volume.

Core brand gross revenue increased 5% during the current quarter as compared to the year ago quarter, from $9,375 to $9,832, driven by Virgil’s volume growth of 22%, offset by Reed’s volume decline of 5%. This increase was reduced by lapping $2,270 of discontinued and private label sales which are no longer part of our portfolio. Candy gross sales declined by 39% to $172 from $280 last year. The result is a decrease of total gross revenue of 15%, to $10,112 from $11,925 during the year ago period. Our sales in Q3 were suppressed as we short shipped orders in hand by approximately $1,200 due to unavailability of product related to the second quarter production issues.

On a 12-ounce case basis, price on our core brands decreased $0.60 per 12-ounce case or 3% year over year, while core volume grew 8% vs the year-ago quarter. Price per case decline is a result of brand mix shifting from glass to cans and the lower pricing associated with such brand mix.

Discounts as a percentage of gross sales increased to 14% in the third quarter of 2019 from 9% in the prior year period. The increase in our promotions was due to the activation of new promotions for our existing Reed’s and Virgil’s SKUs as well as the incremental promotional and slotting spend related to product introduction of our innovative SKUs such as Reed’s Zero sugar bottles and cans and Reed’s cans. As a result, total net sales decreased 19% in the third quarter of 2019 to $8,740, compared to $10,796 in the same period in 2018.

Cost of Goods Sold and Produced

Cost of goods sold decreased $1,877 during the third quarter of 2019 as compared to the year-ago quarter. As a percentage of net sales, cost of goods sold decreased 4 percentage points in the third quarter of 2019, to 71% from 75% in the year-ago period. The decrease in cost of goods sold was largely driven by idle capacity reduced to $0, down from $1,110 in the prior year period. We do not anticipate any more idle plant costs now that we have exited the Los Angeles facility.

Total cost of goods per case decreased to $11.5 per case in the third quarter of 2019 from $13.4 per case in the third quarter of 2018. Cost of goods sold per case on core brands increased to $11.4 during the third quarter of 2019 from $10.6 per case during the third quarter of 2018 driven by brand mix. We are continuing to work with suppliers and co-packers to improve our processes and maximize cost efficiencies as the company’s new product offerings continue to grow and scale.

Gross Margin

The cost of goods reduction resulted in a 4-percentage point increase in gross margin in the third quarter of 2019, to 29% compared to 25% in same quarter of 2018.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses increased by $507 in the third quarter of 2019 to $1,902 from $1,395 in the same period in 2018. The increase in the rate per case to $3.5 per case this quarter from $2.3 per case in the prior year period is driven by additional freight required to rebalance inventory at the needed warehouse locations, shipping innovation products produced in limited locations and higher than expected LTL (less than truck load) shipments to support of the launch of new retail accounts. As we work to expand our copacker footprint and capabilities later this year, we anticipate transportation costs to reduce.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support.

Total selling and marketing expenses were $2,508 during the third quarter of 2019, compared to $1,378 during the year-ago period. As a percentage of net sales, selling and marketing costs increased to 29% during the three months ended September 30, 2019, as compared to 13% during the same period of the prior year. The increased investment in sales and marketing is consistent with the Company’s strategy to refresh the brands, increase brand awareness, launch new products into the market, open new doors of distribution, create new pull campaigns to increase core brands sales velocity and lay the groundwork to re-accelerate growth of the core brands. The increase is due to additional personnel and broker selling network, integrated marketing campaign creative and production, several media buys and innovation development (product, research, and packaging).

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased in the third quarter of 2019 to $2,470 from $1,987, an increase of $483 over the same period in 2018. Our general and administrative expense increase was largely driven by $643 of severance accruals with regards to the recent management changes announced on September 30, 2019.

Loss from Operations

The loss from operations was $4,378 for the three months ended September 30, 2019, as compared to a loss of $2,079 in the same period of 2018 driven by our investment in sales and marketing initiatives, an increase in delivery and handling, as well as an increase in general and administrative costs.

Interest and Other Expense

Interest and other expense for the three months ended September 30, 2019 consisted of $318 of interest expense as well as the expense related to the change in fair value of our warrant liability of $131. During the same period of 2018, interest expense was $621, and expense related to the change in fair value of our warrant liability was $26. The decrease in interest expense is the result of lower rates on our revolving line of credit.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended September 30, 2019 and 2018 (unaudited; in thousands):

	Three Months Ended September 30
	2019	2018
Net loss	$(4,565)	$(2,674)

Modified EBITDA adjustments:
Depreciation and amortization	38	155
Interest expense	318	621
Stock option and other noncash compensation	368	443
Change in fair value of warrant liability	(131)	(26)
Severance	643	-
Total EBITDA adjustments	$1,236	$1,193

Modified EBITDA	$(3,329)	$(1,481)

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Modified EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Modified EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Modified EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Modified EBITDA does not reflect any cash requirements for such replacements.

Results of Operations – Nine months ended September 30, 2019

The following table sets forth key statistics for the nine months ended September 30, 2019 and 2018, respectively, in thousands.

	Nine months Ended September 30, 2019		Pct.
	2019	2018	Change
Gross sales (A)	$30,391	$31,141	-2%
Less: Promotional and other allowances (B)	3,721	2,668	39%
Net sales	$26,669	$28,473	-6%

Cost of goods produced (C)	19,081	18,269	4%
% of Gross sales	63%	59%
% of Net sales	72%	64%
Cost of goods sold – idle capacity (D)	309	2,178	-86%
% of Net sales	1%	8%
Gross profit	$7,279	$8,026	9%
% of Net sales	27%	28%

Expenses
Delivery and handling	$4,369	$3,598	21%
% of Net sales	16%	13%
Dollar per case ($)	2.7	2.2
Selling and marketing	7,718	3,601	114%
% of Net sales	29%	13%
General and administrative	6,587	6,853	-4%
% of Net sales	25%	24%
(Gain)/Loss on sales of assets	(30)	-
Total Operating expenses	18,644	14,052	33%

Loss from operations	$(11,365)	$(6,026)	89%

Interest expense and other expense	$(924)	$(1,639)	-44%

Net loss	$(12,289)	$(7,665)	60%

Loss per share – basic and diluted	$(0.38)	$(0.30)	26%

Weighted average shares outstanding - basic & diluted	32,179,119	25,242,780	27%

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

(D) Cost of goods sold – idle capacity: Cost of goods sold – idle capacity consists of direct production costs in excess of charges allocated to our finished goods in production. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Plant costs include labor costs, production supplies, repairs and maintenance, and inventory write-off. Our charges for labor and overhead allocated to our finished goods are determined on a market cost basis, which is lower than our actual costs incurred. Cost of goods sold – idle capacity is not a measure that is recognized under GAAP and should not be considered as an alternative to cost of goods sold, which is determined in accordance with GAAP, and should not be used alone as an indicator of operating performance in place of cost of goods sold.

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity from the nine-month period ending September 30, 2018 through the nine-month period ending September 30, 2019.

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

Sales

As a result of our decision to focus on the core Reed’s and Virgil’s beverage brands and simplify operations by reducing the overall number of SKUs that we offer, the Company’s core beverage volume for the nine months ended September 30, 2019 represents 97% of all beverage volume.

Core brand gross revenue increased 11% during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, from $26,533 to $29,365, driven by Virgil’s volume growth of 29%. This increase was reduced by lapping $3,757 of discontinued and private label sales which are no longer part of our portfolio. The result is a decrease of total gross revenue of 2%, to $30,391 from $31,141 during the year ago period. Our gross sales were impacted as we short shipped approximately $2,300 of orders to customers during the nine months ended September 30, 2019 due to unavailability of product related to lower than expected co-packer production and innovation production delays.

On a 12-ounce case basis, price on our core brands decreased $0.30 per 12-ounce case or 1% year over year, while core volume grew 12% vs the year-ago period.

Discounts as a percentage of gross sales increased to 12% in the nine months ended September 30, 2019 from 9% in the prior year period. The increase in our promotions was due to the activation of new promotions for our existing Reed’s and Virgil’s SKUs as well as the incremental promotional and slotting spend related to product introduction of our innovation SKUs such as Reed’s Zero sugar bottles and cans and Reed’s cans. As a result, net sales revenue decreased 6% in the nine months ended September 30, 2019 to $26,669, compared to $28,473 in the same period in 2018.

Cost of Goods Sold and Produced

Cost of goods sold decreased $1,057 during the nine months ended September 30, 2019 as compared to the year-ago period. As a percentage of net sales, cost of goods sold increased 1 percentage point during the nine months ended September 30, 2019, to 73% from 72% in the year-ago period. Idle and other costs were reduced to $309, down from $2,178 in the prior year period. The plant sale has significantly reduced our idle costs, while the remaining other costs were related to completing the transition of the plant to California Custom Beverages. We do not anticipate idle charges to be incurred going forward. The increase in cost of goods sold was driven by an increase in inventory obsolescence reserves and write offs of related to our rebranding efforts and formulation enhancements, mostly offset by the reduction in idle costs.

Idle and other costs were reduced to $309, down from $2,178 in the prior year period. The plant sale has significantly reduced our idle costs, while the remaining other costs were related to completing the transition of the plant to California Custom Beverages. We do not anticipate any more idle plant costs now that we have exited the Los Angeles facility.

Total cost of goods per case decreased to $11.9 per case in the nine months ended September 30, 2019 from $12.6 per case during the same period in 2018 driven by increased efficiencies having exited the Los Angeles facility. We are continuing to work with suppliers and co-packers to improve our processes and maximize cost efficiencies as the company’s new product offerings continue to grow and scale.

Gross Margin

The impact of the increase in inventory obsolescence reserves and write offs resulted in a reduction in gross margin in the nine months ended September 30, 2019, to 27% compared to 28% in same period of 2018.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses increased by $771 in the nine months ended September 30, 2019 to $4,369 from $3,598 in the same period in 2018 driven by increased volumes. The increase in the rate per case to $2.7 per case this period from $2.2 per case in the prior year period is driven by additional freight required to rebalance inventory at the needed warehouse locations, shipping innovation products produced in limited locations and higher than expected less than truck load shipments to support of the launch of new retail accounts. As we work to expand our copacker footprint and capabilities later this year, we anticipate transportation costs to reduce.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support.

Total selling and marketing expenses were $7,718 during the nine months ended September 30, 2019, compared to $3,601 during the year-ago period. As a percentage of net sales, selling and marketing costs increased to 29% during the nine months ended September 30, 2019, as compared to 13% of net revenue during the same period of the prior year. The increased investment in sales and marketing is consistent with the Company’s strategy to refresh the brands, launch new products into the market, open new doors of distribution, create new communication campaigns to increase core brands sales velocity and lay the groundwork to re-accelerate growth of the core brands. The increase is due to additional personnel and broker selling network, integrated marketing campaign creative and production, and innovation development (product, research, and packaging).

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased in the nine months ended September 30, 2019 from $6,853 to $6,587, a decrease of $266 over the same period in 2018. Our general and administrative expense decrease was largely driven by the exit of the Los Angeles facility and reduction of office expenses, leases, and utilities.

Loss from Operations

The loss from operations was $11,365 for the nine months ended September 30, 2019, as compared to a loss of $6,026 in the same period of 2018 driven by increase investment in sales and marketing initiatives as well as delivery and handling expenses.

Interest and Other Expense

Interest and other expense for the nine months ended September 30, 2019 consisted of $947 of interest expense as well as the expense related to the change in fair value of our warrant liability of $23. During the same period of 2018, interest expense was $1,542, and expense related to the change in fair value of our warrant liability was $97. The decrease in interest expense is the result of lower borrowings as well as lower rates on our revolving line of credit.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the nine months ended September 30, 2019 and 2018 (unaudited; in thousands):

	Nine months Ended September 30
	2019	2018
Net loss	$(12,289)	$(7,665)

Modified EBITDA adjustments:
Depreciation and amortization	108	492
Interest expense	947	1,542
Stock option and other noncash compensation	1,597	1,619
Change in fair value of warrant liability	(23)	97
Severance	682	642
Total EBITDA adjustments	$3,311	$4,392

Modified EBITDA	$(8,978)	$(3,273)

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

For the nine months ended September 30, 2019, the Company recorded a net loss of $12,289 and used cash in operations of $14,628. For the three months ended September 30, 2019, the Company used cash in operations of $3,108. As of September 30, 2019, we had a cash balance of $1,016 with borrowing capacity of $1,019, a stockholders’ deficit of $2,208 and a working capital of $1,394 compared to a cash balance of $624 stockholders’ deficit of $6,743 and working capital shortfall of $3,297 at September 30, 2018. On February 20, 2019, the Company conducted a public offering of 7,733,750 shares of its common stock at $2.10 per share resulting to net proceeds to the Company of $14,867. In October 2019, the Company conducted a public offering of 13,416,667 shares of its common stock at $0.60 per share resulting in net proceeds to the Company of $7,536.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings from time to time in the ordinary course of business, none of which are required to be disclosed under this Item 1.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to our risk factors as previously disclosed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 (“Risk Factors”). Readers should carefully consider these Risk Factors, which could materially affect our business, financial condition or future results. These Risk Factors are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We have been notified by NASDAQ that the bid price of our common stock has closed at less than $1 per share over the previous 30 consecutive business days, and, as a result, does not comply with Listing Rule 5550(a)(2). If we are unable to cure the failure within the prescribed time period, our common stock will be subject to delisting. A delisting would materially reduce the liquidity of our common stock and have an adverse effect on our market price.

The Nasdaq Listing Qualifications Department (“Staff”) notified us on November 12, 2019 that the bid price of our common stock had closed at less than $1 per share over the previous 30 consecutive business days, and, as a result, did not comply with Listing Rule 5550(a)(2). Therefore, in accordance with Listing Rule 5810(c)(3)(A), we are being provided 180 calendar days, or until May 11, 2020, to regain compliance with the Rule. If, at any time before May 11, 2020 the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq staff will provide written notification that it has achieved compliance with the Bid Price Rule.

If the Company fails to regain compliance with the Bid Price Rule before May 11, 2020 but meets all of the other applicable standards for initial listing on the Nasdaq Capital Market with the exception of the minimum bid price, the Company may be eligible for additional time. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

A delisting would materially reduce the liquidity of our common stock and have an adverse effect on our market price. A delisting would also likely make it more difficult for us to obtain financing through the sale of our equity. Any such sale of equity would likely be more dilutive to our current stockholders than would be the case if our shares were listed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Amendment No. 1 to Employment Agreement by and between Reed’s Inc. and Valentin Stalowir dated September 29, 2019*^

10.2	Employment Agreement by and between Reed’s Inc. and Norman Snyder dated September 30, 2019*^

10.3	Manufacturing and Distribution Agreement by and between Reed’s Inc. and B C Marketing Concepts Inc., dba Full Sail Brewing Company dated October 11, 2019*

10.4	Recipe Development Agreement Reed’s Inc. and B C Marketing Concepts Inc., dba Full Sail Brewing Company dated October 11, 2019*

10.5	Separation, Settlement and Release of Claims Agreement between Reed’s Inc. and Valentin Stalowir dated October 31, 2019*^

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*filed herewith

^ compensatory plan or arrangement

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

Reed’s, Inc. (Registrant)

Date: November 13, 2019	/s/ John Bello
John Bello
Interim Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2019	/s/ Iris Snyder
Iris Snyder
Chief Financial Officer
(Principal Financial Officer)

