Form 10-K
period 2019-12-31
REED'S, INC.
filed 2020-03-18
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	REED	The NASDAQ Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [X]
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 28, 2019 was $80,097,411.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were a total of 47,595,206 shares of Common Stock outstanding as of March 2, 2020.

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

●	Our ability to generate sufficient cash flow to support marketing and product development plans and general operating activities,

●	Decreased demand for our products resulting from changes in consumer preferences,

●	Competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace,

●	The introduction of new products,

●	Our being subject to a broad range of evolving federal, state and local laws and regulations including those regarding the labeling and safety of food products, establishing ingredient designations and standards of identity for certain foods, environmental protections, as well as worker health and safety. Changes in these laws and regulations could have a material effect on the way in which we produce and market our products and could result in increased costs,

●	Changes in the cost and availability of raw materials and the ability to maintain our supply arrangements and relationships and procure timely and/or adequate production of all or any of our products,
●	Our ability to penetrate new markets and maintain or expand existing markets,

●	Maintaining existing relationships and expanding the distributor network of our products,

●	Decline in global financial markets and economic downturn resulting from the coronavirus COVID-19 global pandemic,

●	Business interruptions resulting from the coronavirus COVID-19 global pandemic,

●	Our ability to remediate weaknesses we identified in our disclosure controls and procedures and our internal control over financial reporting in a timely enough manner to eliminate the risks posed by such material weaknesses in future periods,

●	Maintaining the listing of our common stock on the Nasdaq Capital Market or other national securities exchange,

●	The marketing efforts of distributors of our products, most of whom also distribute products that are competitive with our products,

●	Decisions by distributors, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time,

●	The availability and cost of capital to finance our working capital needs and growth plans,

●	The effectiveness of our advertising, marketing and promotional programs,

●	Changes in product category consumption,

●	Economic and political changes,

●	Consumer acceptance of new products, including taste test comparisons,

●	Possible recalls of our products, and

●	Our ability to make suitable arrangements for the co-packing of any of our products,

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

PART I

Item 1. Business

Overview

Reed’s Inc., a Delaware corporation (“Reed’s”, the “Company,” “we,” or “us” throughout this report) owns a leading portfolio of handcrafted, all-natural beverages that is sold in over 30,000 outlets nationwide (including the natural and specialty food channel, grocery stores, mass merchants, drug stores, convenience stores, club stores and on-premise locations including bars and restaurants). Reed’s two core brands are Reed’s Craft Ginger Beer and Virgil’s Handcrafted soda. Reed’s Craft Ginger Beers are unique due to the proprietary process of using fresh ginger root combined with a Jamaican inspired recipe of natural spices, honey and fruit juices. Reed’s uses this same handcrafted approach in its Virgil’s line of great tasting, bold flavored craft sodas, including its award-winning Virgil’s Root Beer.

Reed’s is the leading ginger beer in the US; Virgil’s is the leading independent (not aligned with Coca-Cola, Pepsi or Keurig Dr. Pepper) all-natural full line craft soda and is ranked fourth in the craft soda category.

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

Carbonated Soft Drink Industry Overview

The CSD market continues to be a large category in the overall American consumer beverage industry. According to Chicago-based Mintel in April 2017, carbonated soft drinks enjoyed about a 90% household penetration. However, years of CSD decline (13 years of decline through 2018 according to Mintel) have resulted in an urgency to innovate within this category. The ginger ale category has experienced steady CAGR growth of more than 5% over the last 4 years and more than 3% over the latest 52 weeks (based on SPINS MULO/Natural/Specialty Sales ending 2/23/20. Consumers continue to increasingly embrace ginger ingredients and ginger products. More consumers are focused on digestive health and are likely opting for the functional and digestive health benefits of ginger-based beverages. While many consumers clearly still want to indulge in soft drinks, they are turning to ginger beverages as a way to impart some health benefits.

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

Our Products

Our hand-crafted natural beverages use only premium natural ingredients. Our products are free of genetically modified organisms (“GMOs”) and are gluten free. Over the years, Reed’s has developed several product offerings. In 2019, we streamlined our focus to our core product offerings of Reed’s Craft Ginger Beer and Virgil’s Craft Sodas and launched a new line of Virgil’s Zero Sugar Sodas in twelve ounce cans.

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

As of the end of 2019, the Reed’s Craft Ginger Beer line included four major varieties in restaged packaging:

●	Reed’s Original Ginger Beer – Our first to market product uses a Jamaican-inspired recipe that calls for fresh ginger root, lemon, lime, honey, raw cane sugar, pineapple, herbs and spices.

●	Reed’s Extra Ginger Beer – Contains 100% more fresh ginger than Reed’s Original recipe for extra spice.

●	Reed’s Strongest Ginger Beer – Contains 200% more fresh ginger than Reed’s Original for the strongest spice.

●	NEW! Reed’s Zero Sugar Ginger Beer – launched in 2019 in bottles and cans uses a proprietary natural sweetening system that has no added sugars.

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

Zero Sugar Line: Virgil’s launched a new line of Zero Sugar, Zero Calorie craft sodas in 2019. Each Zero Sugar soda is sweetened with a proprietary blend of natural sweeteners with no added sugars. This all-natural line of Zero Sugar flavors includes Root Beer, Cola, Black Cherry, Vanilla Cream, Orange and Lemon-Lime. The product has recently been certified Keto compliant.

2020 Product Launches

During the second quarter of 2020, Reed’s will launch the below:

●	Reed’s® Wellness Ginger Shots (Classic Ginger and Ginger Energize)
●	Reed’s ® Real Ginger Ale™ (Classic and Zero Sugar)
●	Reed’s ® Craft Ginger Mule. (Classic Zero Sugar)

Our Primary Markets

We target a smaller segment of the estimated $90 billion mainstream carbonated and non-carbonated soft drink markets in the U.S., Canada, and international markets. Our brands are generally considered premium and natural, with upscale packaging. They are loosely defined as the craft specialty bottled carbonated soft drink category.

We have an experienced and geographically diverse sales force promoting our products, with senior sales representatives strategically placed in multiple regions across the country, supported by local Reed’s sales staff. Additionally, we have sales managers handling national accounts for natural, specialty, grocery, mass, club, drug and convenience channels. Our sales managers are responsible for all activities related to the sales, distribution, and marketing of our brands to our entire retail partner and distributor network in North America. The Company not only employs an internal sales force but has partnered with independent sales brokers and outside representatives to promote our products in specific channels and key targeted accounts.

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

Some of our representative key customers include:

●	Natural stores: Whole Foods Market, Sprouts, Natural Grocers by Vitamin Cottage, Fresh Thyme Farmers Market

●	Gourmet & specialty stores: Trader Joe’s, Bristol Farms, Lazy Acres, The Fresh Market, Central Market

●	Grocery and mass chains: Kroger (and all Kroger banners), Safeway, Albertson’s, Publix, Food Lion, Stop & Shop, H.E.B., Wegmans, Target and now Walmart

●	Club stores: Costco Wholesale

●	Liquor stores: BevMo!, Total Wine & More, Spec’s

●	Convenience & drug stores: Circle K, CVS Health

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

Direct to Store Distribution (“DSD”) Through Non-Alcoholic Beverage Distributor Network

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

International Distribution

We presently export Reed’s and Virgil’s brands throughout international markets via US based exporters. Some markets where you’ll find our brands present are France, UK, South Africa, portions of the Caribbean, Canada, Spain, Philippines, Israel and Australia. In the UK, our Virgil’s brands can be found at Pizza Hut, Tesco Supermarket and Sainsbury.

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

Distribution Agreements

We have entered into agreements with some of our distributors that commit us to “termination fees” if we terminate our agreements early or without cause. These agreements provide for our distributor partners to have the right to distribute our products to a defined type of retailer within a defined geographic region. As is customary in the beverage industry, if we should terminate the agreement or not automatically renew the agreement, we would be obligated to make certain payments to our distributor partners. We constantly review our distribution agreements with our partners across North America.

Some of our outside distributors are not bound by written agreements with us and may discontinue their relationship with us on short notice. Most distributors handle a number of competitive products. In addition, our products are sometimes a small part of our distributors’ businesses.

Competition

Nonalcoholic Beverages

The nonalcoholic beverage segment of the commercial beverage industry is highly competitive, consisting of numerous companies ranging from small or emerging to very large and well established. The principal areas of competition include pricing, packaging, development of new products and flavors, and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers. Many of these brands have enjoyed broad, well-established national recognition for years, through well-funded ad and other branding campaigns. Competitors in the ginger beer category include Goslings, Fever Tree, Bundaberg, Cock ‘n Bull and Q Tonic; in the craft soda category we compete with brands such as Stewart’s, IBC, Zevia, Blue Sky, Hansen’s, Henry Weinhard’s, Boylan, and Jones Soda; In the Ginger Ale category we compete with Canada Dry, Schweppes, Seagram’s and Zevia.

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

Shot Category

Our ready Wellness Ginger Shot will be entering the energy shot category that many companies have already entered. A few mainstream companies drive the shelf stable category, but there is room for an all-natural alternative. Competition for market share and acceptance of new products is significant. Main competitors are 5-Hour Energy, Ginger Time, and Rescue Ginger Shots.

Candy

Reed’s Craft Ginger is at the beginning of its restage. The category is small and there isn’t a significant number of entrants. Key competition are Chimes and Gin Gins.

Manufacturing Our Products

Now, 100% of Reed’s product is produced by our co-pack partners, which assemble our products and charge us a fee, generally by the case, for the products produced. We have a long-standing relationship with a co-packer in Pennsylvania and recently engaged an additional co-packer on the East Coast. Additionally, in conjunction with the sale of our plant, we entered into a three-year co-packing agreement with CCB, whereby CCB will produce Reed’s Inc. beverages in glass bottles at prevailing West Coast market rates. During the first quarter of 2019, we also entered into a one-year co-packing agreement with Sonoma Beverage Company, also on the West Coast. We are in discussion and negotiations with additional co-packers to secure added capability for future production needs. We periodically review our co-packing relationships to ensure that they are optimal with respect to quality of production, cost and location.

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

A significant component of our product cost is the purchase of glass bottles and aluminum cans. In December 2017, we entered into an exclusive strategic partnership with Owens-Illinois (glass), and in February 2018 we entered into a strategic partnership with Crown Cork & Seal for aluminum cans. Both suppliers provide expertise in emerging package and material innovation that can be leveraged to further expand marketing and package offerings.

Production

As part of our ongoing initiative to simplify and streamline operations, we have identified approximately thirty-five core products on which to place our strategic focus. These core products consist of Reed’s and Virgil’s branded beverages, which accounted for approximately 96% of sales in 2019. Product innovation within these two major lines remains a top priority.

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

Chris Reed, the Company’s founder and Chief Innovation Officer continues to support our new product development efforts in 2020. Mr. Reed possesses thirty years of product development and innovation experience. Recent innovations include our compelling line of full flavor, all-natural, zero sugar, zero calorie sodas. Reed’s has also begun to expand and broaden its product development capabilities by engaging and working with larger, experienced beverage flavor houses and innovative ingredient research and supply companies.

We believe our new business model enhances our ability to be nimble and innovative, producing category leading new products in a short period of time.

Licensing

We have entered into a licensing agreement with Full Sail Brewery headquartered in Hood River, Oregon to manufacture and sell our new line of Reed’s Alcoholic Moscow Mule in 4 pack cans. Full Sail will manage all aspects of production and distribution.

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

Our Employees

As of December 31, 2019, we have 28 full-time equivalent employees on our corporate staff.

We employ additional people on a part-time basis as needed. We have never participated in a collective bargaining agreement. We believe relations with our employees are good.

Available Information

We are subject to the reporting requirements of the Exchange Act and, accordingly, we file annual reports, quarterly reports and other information with the Securities and Exchange Commission, or SEC. Access to copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC, including amendments to such filings, may be obtained free of charge from our website, http://www.reedsinc.com. These filings are available promptly after we file them with, or furnish them to, the SEC. We are not incorporating our website or any information from the website into this annual report. The SEC also maintains a website, http://www.sec.gov, that contains our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Report on Form 8-K and other filings with the SEC. Access to these filings is free of charge.

Item 1A. Risk Factors

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligations to update any such forward-looking statements.

Risks Relating to Our Business

We have a history of operating losses.

For the year ended December 31, 2019, the Company recorded a net loss of $16,112 and used cash in operations of $18,161. As of December 31, 2019, we had a cash balance of $913 with borrowing capacity of $3,235, stockholders’ equity of $1,147 and a working capital of $4,885, compared to a cash balance of $624, stockholder’s deficit of $6,743 and working capital shortfall of $3,297 at December 31, 2018.

During the years ended December 31, 2019 and 2018, the Company experienced significant financing shortages and engaged in two separate transactions to raise capital in 2019. Recently, the Company received net proceeds of $14,867,257 from an underwritten offering of common stock in February 2019 and $7,474,441 from an underwritten offering of common stock in October 2019.

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

Pursuant to our Financing Agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) dated October 4, 2018 for our secured credit facility, we are required to maintain at the end of each of our fiscal quarters, tangible net worth in an amount not less than negative $1,500,000 and working capital of not less than negative $2,500,000. We did not meet these requirements for the fiscal quarter ended December 31, 2018, and Rosenthal waived compliance with these covenants for this period for a $5,000 fee. We have been in compliance since. Any breach that is not waived by Rosenthal could trigger default.

The recent global coronavirus outbreak could harm our business and results of operations.

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, customers, economies, and financial markets globally, potentially leading to an economic downturn. It has also disrupted the normal operations of many businesses, including ours. This outbreak could decrease spending, adversely affect demand for our product and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time.

Disruption within our supply chain, contract manufacturing or distribution channels could have an adverse effect on our business, financial condition and results of operations.

Our ability, through our suppliers, business partners, contract manufacturers, independent distributors and retailers, to produce, transport, distribute and sell products is critical to our success.

Damage or disruption to our suppliers or to manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics such as COVD-19 and influenza, labor strikes or other reasons, could impair the manufacture, distribution and sale of our products. Many of these events are outside of our control. Failure to take adequate steps to protect against or mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations.

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

We may not be able to successfully manage all or any of these factors in any of our current or prospective geographic areas of distribution. Our inability to achieve success with regards to any of these factors in a geographic distribution area will have a material adverse effect on our relationships in that particular geographic area, thus limiting our ability to maintain or expand our market, which will likely adversely affect our revenues and financial results.

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

Over the past few years, volatility in the global oil markets has resulted in high fuel prices, which many shipping companies have passed on to their customers by way of higher base pricing and increased fuel surcharges. With recent declines in fuel prices, some companies have been slow to pass on decreases in their fuel surcharges. If fuel prices increase again, we expect to experience higher shipping rates and fuel surcharges, as well as energy surcharges on our raw materials. It is hard to predict what will happen in the fuel markets in 2020. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers.

If we are unable to attract and retain key personnel, our efficiency and operations would be adversely affected.

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

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As discussed in Item 9A – “Controls and Procedures” of this Form 10-K, we have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2019.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified are (1) ineffective controls over outsourced IT systems and business processes and (2) inadequate segregation of duties within accounting processes.

The Company is committed to remediating its material weaknesses as promptly as possible. Implementation of the Company’s remediation plans has commenced and is being overseen by the audit committee. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Even effective internal control can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock and we could fail to meet our financial reporting obligations.

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

We target a niche in the estimated $90 billion carbonated and non-carbonated soft drink markets in the US, Canada and international markets. Our brands are generally regarded as premium and natural, with upscale packaging and are loosely defined as the artisanal (craft), premium bottled carbonated soft drink category. The soft drink industry is highly fragmented, and the craft soft drink category consists of such competitors as IBC, Stewart’s, Zevia, Henry Weinhard’s, Hansen’s, Izze, Boylan and Jones Soda, to name a few. These brands have the advantage of being seen widely in the national market and being commonly known for years through well-funded ad campaigns. Our products have a relatively high price for an artisanal premium beverage product, minimal mass media advertising to date and a small but growing presence in the mainstream market compared to some of our larger competitors.

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

During the year ended December 31, 2019, the Company had two broker/distributors that accounted for approximately 12% and 11% of its sales, respectively; and during the year ended December 31, 2018, the Company had two broker/distributors that accounted for 24% and 17% of its sales, respectively. These two broker/distributors serve hundreds if not thousands of various retail chains and end customers.

No other customer exceeded 10% of sales for either period.

The loss of our largest vendors would substantially reduce revenues.

Our vendors are important to our success. If we are unable to maintain good relationships with our existing vendors, our business could suffer.

During the year ended December 31, 2019, the Company’s largest three vendors accounted for approximately 12%, 11%, and 10% of its purchases, respectively. During the year ended December 31, 2018, the Company’s largest two vendors accounted for 16% and 13% of its purchases, respectively.

As of December 31, 2019, the Company’s largest three vendors accounted for 19%, 15% and 14% of the total accounts payable, respectively. As of December 31, 2018, one vendor accounted for 24% of total accounts payable.

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

We depend upon an uninterrupted supply of the ingredients for our products, a significant portion of which we obtain overseas, principally from Peru, Fiji and Indonesia. We do not have agreements guaranteeing supply of our ingredients. Any decrease in the supply of these ingredients or increase in the prices of these ingredients as a result of any adverse weather conditions, pests, crop disease, interruptions of shipment or political considerations, among other reasons, could substantially increase our costs and adversely affect our financial performance.

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

During the years ended December 31, 2019 and 2018, the Company had utilized four and three, respectively, separate US based co-packers for most its production needs. Although there are other packers that could produce the Company’s beverages, a change in packers may cause a delay in the production process, which could ultimately affect operating results.

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

CBD/Hemp Extract Risk Factors

Our CBD initiative may not materialize or develop as planned due to business and regulatory factors.

Our CBD initiative may not materialize or develop as planned due a myriad of business and regulatory factors. For example, many companies are entering the CBD space and competition for market share and acceptance of new products will be significant.

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

Raptor/ Harbor Reeds SPV LLC (“Raptor), our largest shareholder, holds approximately 5% of our outstanding common stock and beneficially owns approximately 15% of our common stock and may greatly influence the outcome of all matters on which stockholders vote.

Because Raptor holds approximately 5% of our outstanding common stock and beneficially owns approximately 15% of our common stock, it may greatly influence the outcome of all matters on which stockholders vote. Daniel J. Doherty III, a principal and shareholder of Raptor also serves as a director of Reed’s. Raptor is a secured creditor of Reed’s and its interests may not always coincide with the interests of other holders of our common stock. (Beneficial ownership is calculated pursuant to Section 13d-3 of the Securities Exchange Act of 1934, as amended, and includes shares underlying derivative securities which may be exercised or converted within 60 days.)

Collectively, members of our board of directors and our executive officers hold approximately 17% of the Company’s outstanding common stock, beneficially own approximately 26% of our common stock and may greatly influence the outcome of all matters on which stockholders vote.

Collectively, members of our board of directors and our executive officers hold approximately 17% of our outstanding common stock and beneficially own approximately 26% of our common stock. Of these percentages, Daniel J. Doherty III, a director of Reed’s, as principal and shareholder of Raptor beneficially owns approximately 15% of our common stock. Members of our board of directors and our executive officers may influence the outcome of certain matters on which stockholders vote. (Beneficial ownership is calculated pursuant to Section 13d-3 of the Securities Exchange Act of 1934, as amended, and includes shares underlying derivative securities which may be exercised or converted within 60 days.)

Raptor’s interests may not always coincide with the interests of other holders of our common stock.

Raptor is a secured creditor of Reed’s, holding a subordinated note with a principal balance of $3,400,000 and additional reserved principal amount of $4,000,000 to cover the permitted over-advance under Rosenthal’s $13,000,0000 credit facility. Raptor’s security interest is subordinate to Rosenthal’s first priority security interest. The $4,000,000 permitted over-advance is guaranteed by Daniel J. Doherty III and Daniel J. Doherty III 2002 Family Trust through the issuance of an irrevocable stand-by-letter of credit in favor of Rosenthal, in amount not less than $1,500,000. The permitted over-advance is secured by all of Reed’s intellectual property collateral. In the event of default under Reed’s financing agreement with Rosenthal, Raptor has a put option to purchase the entire aggregate amount of the outstanding permitted over-advance of up to $4,000,000 at par plus accrued interest (without regard to any prepayment penalty or premium) from Rosenthal, prior to Rosenthal declaring a default under the financing agreement. If Raptor exercises the option, Rosenthal will release its first priority security interest on all intellectual property collateral of the Company to Raptor and terminate the letter of credit. As such, Raptor’s interests may not always coincide with the interests of other holders of Reed’s common stock.

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

Our Articles of Incorporation authorize the Board of Directors to issue up to 100,000,000 shares of common stock and up to 500,000 shares of preferred stock. The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment, and the new securities may have rights, preferences and privileges senior to those of our common stock.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

We voluntarily withdrew the principal listing of our common stock, par value $0.0001 per share from the NYSE American, LLC and transferred the listing to The Nasdaq Stock Market, LLC. The listing and trading of our common stock on the NYSE American, LLC ended at market close on May 9, 2019 and that trading began on the Nasdaq Capital Market at market open on May 10, 2019 under the stock symbol “REED”.

On December 16, 2019, the shareholders of the Company approved an increase in the number of authorized shares of common stock from 70 million to 100 million. As of December 31, 2019, there were approximately 5,000 holders of record of the common stock (including only non-objecting beneficial owners of record) and 47,595,206 outstanding shares of common stock.

Unregistered Sales of Equity Securities

During the year ended December 31, 2019, we paid dividends on Series A Preferred Stock through the issuance of 4,254 shares of common stock. These equity securities were not registered under the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

2007 Stock Option Plan, 2015 Incentive and Non-statutory and Stock Option Plan, and the Second Amended and Restated 2017 Incentive Compensation plan

On October 8, 2007, our board of directors adopted the 2007 Stock Option Plan for 1,500,000 shares and the plan was approved by our stockholders on November 19, 2007. On December 30, 2015, the 2015 Incentive and Non-statutory Stock Option Plan for 500,000 shares was approved by our shareholders. Options issued and subsequently forfeited under the 2015 plan cannot be reissued. In 2017 the 2007 plan expired, and no new options will be granted under the plan. On September 29, 2017, the 2017 Compensation Plan for 3,000,000 shares was approved by our shareholders. On December 13, 2018 the Amended and Restated 2017 Incentive Compensation Plan was approved by our shareholders increasing the number of shares issuable by 3,500,000 to 6,500,000. On December 16, 2019, the Second Amended and Restated 2017 Incentive Compensation Plan was approved by our shareholders, increasing the number of shares issuable by 1,000,000 to 7,500,000. Options issued and forfeited under the Second Amended and Restated 2017 Incentive Compensation Plan contain an evergreen provision and cannot be re-priced without shareholder approval.

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

The plans are currently administered by the compensation committee of the board of directors. The plan administrator has full and final authority to select the individuals to receive options and to grant such options as well as a wide degree of flexibility in determining the terms and conditions of options, including vesting provisions.

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

For the 2015 plan, when a stock option expires or is terminated before it is exercised, the shares are canceled and cannot be reissued. For the Second Amended and Restated 2017 Incentive Compensation Plan, when a stock option expires or is terminated before it is exercised, the shares are not replenished. The option strike price cannot be re-priced without shareholder approval.

No option can be granted under any plan after ten years following the earlier of the date the plan was adopted by the board of directors or the date the plan was approved by our stockholders.

Equity Compensation Plan

The following table provides information, as of December 31, 2019, with respect to equity securities authorized for issuance under compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in
Plan Category	(a)	(b)	Column (a)

Equity compensation plans approved by security holders	3,265,580	$2.19	3,436,864
Equity compensation plans not approved by security holders	-	$-	-
TOTAL	3,265,580	$2.19	3,436,864

During 2020, our independent directors are expected to be issued restricted stock awards valued at $25,000 pursuant to the Second Amended and Restated 2017 Incentive Compensation Plan, in quarterly installments.

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

Public equity offerings, which closed on February 20, 2019 and October 25, 2019, respectively, provided the Company with funds to invest in additional sales support and marketing initiatives as well as working capital to drive brand awareness and support accelerated growth as the Company’s expands its co-packing capabilities and flexibility. Reed’s first ever, fully integrated marketing campaign and accelerated new product innovation has driven incremental demand, and the company is now focused on broadening its supply chain capabilities to support the increased demand and improve fulfillment rates.

The Company continues to focus on increasing core brands’ sales and improved gross margins through both pricing and COGS reduction. Reed’s launched several new SKUs in the 3rd quarter of 2019 such as Reed’s cans and Zero Sugar Reed’s in both cans and bottles.

Results of Operations – Year Ended December 31, 2019

The following table sets forth key statistics for the years ended December 31, 2019 and 2018, in thousands:

	Year Ended December 31,		Pct.
	2019	2018	Change
Gross sales (A)	$39,300	$41,974	-6%
Less: Promotional and other allowances (B)	5,480	3,872	42%
Net sales	$33,820	$38,102	-11%

Cost of goods produced (C)	25,635	24,996	3%
% of Gross sales	65%	60%
% of Net sales	76%	66%
Cost of goods sold – idle capacity (D)	309	2,428	-100%
% of Net sales	1%	6%
Gross profit	$7,876	$10,678	-26%
% of Net sales	23%	28%

Expenses
Delivery and handling	$5,993	$5,489	9%
% of Net sales	18%	14%
Dollar per case ($)	2.8	2.4
Selling and marketing	9,188	4,879	88%
% of Net sales	27%	13%
General and administrative	7,596	8,388	-9%
% of Net sales	22%	22%
Impairment of assets	-	229	-100%
(Gain)/Loss on sales of assets	(45)	(185)	-76%
Total Operating expenses	22,732	18,800	21%

Loss from operations	$(14,856)	$(8,122)	83%

Interest expense and other expense	$(1,256)	$(2,203)	-43%

Net loss	$(16,112)	$(10,325)	56%

Loss per share – basic and diluted	$(0.46)	$(0.41)	13%

Weighted average shares outstanding - basic & diluted	35,058,004	25,357,566	38%

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

	Total	Total		Per Case	Per Case
	2019	2018	vs PY	2019	2018	vs PY
Cases:
Reed’s	970	1,005	-3%
Virgil’s	1,083	878	23%
Total Core	2,053	1,883	9%
Non Core	33	401	-92%
Candy	34	41	-17%
Total	2,120	2,324	-9%

Gross Sales:
Core	$37,769	$34,746	9%	$18.4	$18.5	0%
Non Core	560	6,001	-91%	16.9	15.0	13%
Candy	971	1,227	-21%	28.6	29.9	-4%
Total	$39,300	$41,974	-6%	18.5	18.1	3%

Discounts: Total	$(5,480)	$(3,872)	42%	$(2.6)	$(1.7)	55%

COGS:
Core	$(24,286)	$(19,771)	23%	$(11.8)	$(10.5)	13%
Non Core	(678)	(4,460)	-85%	(20.5)	$(11.1)	84%
Candy	(671)	(765)	-12%	(19.8)	$(18.6)	6%
Idle Plant	(309)	(2,428)	-87%	(0.1)	(1.0)	-86%
Total	$(25,944)	$(27,424)	-5%	$(12.2)	$(11.8)	3%

Gross Margin:	$7,876	$10,678	-26%	$3.7	$4.6	-19%
as % Net Sales	23%	28%

Sales, Cost of Sales, and Gross Margin

The following chart sets forth key statistics for the transition of the Company’s top line activity from the year ending December 31, 2018 through the year ending December 31, 2019.

As part of the Company’s ongoing initiative to simplify and streamline operations by reducing the number of SKUs, the Company has identified core products to place its strategic focus on. These core products consist of Reed’s and Virgil’s branded beverages. Non-core products consist primarily of slower selling discontinued Reed’s and Virgil’s SKUs, discontinued brands such as China Cola and Sonoma Sparklers, as well private label SKUs which were sold to California Custom Beverage as part of the plant sale on December 31, 2018.

Sales

As a result of our decision to focus on the core Reed’s and Virgil’s beverage brands and simplify operations by reducing the overall number of SKUs that we offer, the Company’s core beverage volume for the year ended December 31, 2019 represented approximately 96% of gross revenue.

Core brand gross revenue increased 9% during the year ended December 31, 2019 as compared to the year ended December 31, 2018, to $37,769 from $34,746, driven by Virgil’s volume growth of 23%. This increase was reduced by lapping $3,757 of discontinued and private label sales which are no longer part of our portfolio. The result is a decrease of total gross revenue of 6%, to $39,300 from $41,974 during the prior year. Our gross sales were impacted as we short shipped approximately $2,751 of orders to customers during the year ended December 31, 2019 due to product availability challenges related to lower than expected co-packer production and innovation production delays.

On a 12-ounce case basis, price on our core brands remained flat year over year, while core volume grew 9% vs the year-ago period.

Discounts as a percentage of gross sales increased to 14% in the year ended December 31, 2019 from 9% in the prior year. The increase in our promotions was due to the activation of new promotions for our existing Reed’s and Virgil’s SKUs as well as the incremental promotional and slotting spend related to product introduction of our innovation SKUs such as Reed’s Zero sugar bottles and cans and Reed’s cans. As a result, net sales revenue decreased 11% for the year ended December 31, 2019 to $33,820, compared to $38,102 for the year ended December 31, 2018.

Cost of Goods Sold and Produced

Cost of goods sold decreased $1,480 during the year ended December 31, 2019 as compared to the prior year. As a percentage of net sales, cost of goods sold increased 5 percentage points during the year ended December 31, 2019, to 77% from 72% in the prior year. Idle and other costs were reduced to $309, down from $2,428 in the prior year. The plant sale has significantly reduced our idle costs, while the remaining other costs were related to completing the transition of the plant to California Custom Beverages. We do not anticipate idle charges to be incurred going forward. The increase in cost of goods sold was driven by an increase in inventory obsolescence reserves and write offs related to our rebranding efforts and formulation enhancements, mostly offset by the reduction in idle costs.

Idle and other costs were reduced to $309, down from $2,428 in the prior year. The plant sale has significantly reduced our idle costs, while the remaining other costs were related to completing the transition of the plant to California Custom Beverages. We do not anticipate any more idle plant costs now that we have exited the Los Angeles facility.

Total cost of goods per case increased from to $12.2 per case in the year ended December 31, 2019 from $11.8 per case during the prior year driven by increased efficiencies having exited the Los Angeles facility. We are continuing to work with suppliers and co-packers to improve our processes and maximize cost efficiencies as the company’s new product offerings continue to grow and scale.

Gross Margin

The impact of the increase in inventory obsolescence reserves and write offs resulted in a reduction in gross margin in the year ended December 31, 2019, to 23% compared to 28% in the prior year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses increased by $504 in the year ended December 31, 2019 to $5,993 from $5,489 in the prior year driven by increased volumes. The increase in the rate per case to $2.8 per case this year from $2.4 per case in the prior year is driven by additional freight required to rebalance inventory at the needed warehouse locations, shipping innovation products produced in limited locations and higher than expected less than truck load shipments to support of the launch of new retail accounts. As we work to expand our copacker footprint and capabilities later this year, we anticipate transportation costs to reduce.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support.

Total selling and marketing expenses were $9,188 during the year ended December 31, 2019, compared to $4,879 during the prior year. As a percentage of net sales, selling and marketing costs increased to 27% during the year ended December 31, 2019, as compared to 13% of net revenue during the prior year. The increased investment in sales and marketing is consistent with the Company’s strategy to refresh the brands, launch new products into the market, open new doors of distribution, create new communication campaigns to increase core brands sales velocity and lay the groundwork to re-accelerate growth of the core brands. The increase is due to additional personnel and broker selling network, integrated marketing campaign creative and production, and innovation development (product, research, and packaging).

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased in the year ended December 31, 2019 from $8,388 to $7,596, a decrease of $792 from the prior year. Our general and administrative expense decrease was largely driven by the exit of the Los Angeles facility and reduction of office expenses, leases, and utilities.

Loss from Operations

The loss from operations was $14,856 for the year ended December 31, 2019, as compared to a loss of $8,122 in the prior year driven by increase investment in sales and marketing initiatives as well as delivery and handling expenses.

Interest and Other Expense

Interest and other expense for the years ended December 31, 2019 and 2018 consisted of the following (in thousands):

	2019	2018	$ Change	% Change
Interest expense	$1,286	$2,201	$(915)	(42)%
Change in fair value of warrant liability	(30)	2	(32)	(1,600)%

Interest and other expense for the year ended December 31, 2019 consisted of $1,286 of interest expense as well as the income related to the change in fair value of our warrant liability of $30. During the prior year, interest expense was $2,201, and expense related to the change in fair value of our warrant liability was $2. The decrease in interest expense is the result of lower borrowings as well as lower rates on our revolving line of credit.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the year ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Net loss	$(16,112)	$(10,325)

Modified EBITDA adjustments:
Depreciation and amortization	152	108
Interest expense	1,286	2,201
Stock option and other noncash compensation	1,296	2,081
Change in fair value of warrant liability	(30)	2
Gain on Plant Sale	-	(180)
Impairment and severance costs	643	1,156
Total EBITDA adjustments	$3,347	$5,368

Modified EBITDA	$(12,765)	$(4,957)

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

For the year ended December 31, 2019, the Company recorded a net loss of $16,112 and used cash in operations of $18,161. As of December 31, 2019, we had a cash balance of $913 with borrowing capacity of $3,235, stockholders’ equity of $1,147 and a working capital of $4,885, compared to a cash balance of $624 stockholders’ deficit of $6,743 and working capital shortfall of $3,297 at December 31, 2018. Notwithstanding the loss for 2019, management projects adequate cash from operations and available line of credit in 2020 to ensure continuation of the Company as a going concern.

On February 20, 2019, the Company conducted a public offering of 7,733,750 shares of its common stock at $2.10 per share resulting to net proceeds to the Company of $14,867. In October 2019, the Company conducted a public offering of 13,416,667 shares of its common stock at $0.60 per share resulting in net proceeds to the Company of $7,474.

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

Stock Compensation Expense. The Company periodically issues stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting to employees based on ASC 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. On January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2018-07 which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company recognizes the fair value of stock-based compensation within its statements of operations with classification depending on the nature of the services rendered. The adoption of the new standard had no cumulative effect on previously reported amounts. Awards granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the awards vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested, and the total stock-based compensation charge is recorded in the period of the measurement date.

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

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Reed’s, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Reed’s, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 18, 2020 expressed an adverse opinion thereon.

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

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 18, 2020

REED’S INC.

BALANCE SHEETS

(Amounts in thousands, except share amounts)

	December 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash	$913	$624
Accounts receivable, net of allowance for doubtful accounts and returns and discounts of $375 and $623, respectively	2,099	2,608
Receivable from related party	356	195
Inventory, net of reserve for obsolescence of $646 and $197, respectively	10,508	7,380
Prepaid expenses and other current assets	420	131
Total current assets	14,296	10,938

Property and equipment, net of accumulated depreciation of $482 and $342, respectively	1,053	896
Equipment held for sale, net of impairment reserves of $96 and $118, respectively	67	82
Intangible assets	576	576
Total assets	$15,992	$12,492

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,539	$5,721
Accrued expenses	646	1,483
Revolving line of credit	3,177	6,980
Current portion of leases payable	49	51
Total current liabilities	9,411	14,235

Leases payable, less current portion	737	801
Convertible note to a related party	4,689	4,161
Warrant liability	8	38
Total liabilities	14,845	19,235

Stockholders’ equity (deficit):
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 100,000,000 and 70,000,000 shares authorized, respectively; 47,595,206 and 25,729,461 shares issued and outstanding, respectively	5	3
Additional paid in capital	77,596	53,591
Accumulated deficit	(76,548)	(60,431)
Total stockholders’ equity (deficit)	1,147	(6,743)
Total liabilities and stockholders’ equity (deficit)	$15,992	$12,492

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2019 and 2018

(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018
Net Sales	$33,820	$38,102
Cost of goods sold	25,944	27,424
Gross profit	7,876	10,678

Operating expenses:
Delivery and handling expense	5,993	5,489
Selling and marketing expense	9,188	4,879
General and administrative expense	7,596	8,388
Impairment of assets	-	229
Gain on sale or disposal of equipment	(45)	(5)
Gain on sale of manufacturing plant to related party	-	(180)
Total operating expenses	22,732	18,800

Loss from operations	(14,856)	(8,122)

Interest expense	(1,286)	(2,201)
Change in fair value of warrant liability	30	(2)

Net loss	(16,112)	(10,325)

Dividends on Series A Convertible Preferred Stock	(5)	(5)

Net loss attributable to common stockholders	$(16,117)	$(10,330)

Loss per share – basic and diluted	$(0.46)	$(0.41)

Weighted average number of shares outstanding – basic and diluted	35,058,004	25,357,566

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2019 and 2018

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2017	24,619,591	$2	9,411	$94	400,000	$680	$49,833	$(50,101)	$508
Fair value of vested options	-	-	-	-	-	-	1,161	-	1,161
Fair value of shares granted to Officer for services	37,057	-	-	-	-	-	100	-	100
Fair value of vested restricted shares granted to Directors and Officers for services	256,222	-	-	-	-	-	820	-	820
Dividends on Series A Convertible Preferred Stock	1,734	-	-	-	-	-	5	(5)	-
Common shares issued to Directors pursuant to previous grants	400,000	-	-	-	(400,000)	(680)	680	-	-
Exercise of warrants	414,857	1	-	-	-	-	831	-	832
Cost of modification of outstanding warrants	-	-	-	-	-	-	161	-	161
Net Loss	-	-	-	-	-	-	-	(10,325)	(10,325)
Balance, December 31, 2018	25,729,461	3	9,411	94	0	-	53,591	(60,431)	(6,743)
Fair value of vested options	-	-	-	-	-	-	790	-	790
Fair value of vested restricted shares granted to Directors for services	46,035	-	-	-	-	-	132	-	132
Fair value of vested restricted shares granted to a former officer for services	442,002	-	-	-	-	-	374	-	374
Dividends on Series A Convertible Preferred Stock	4,254	-	-	-	-	-	5	(5)	-
Common shares issued pursuant to the rights offerings, net of offering costs	21,150,417	2	-	-	-	-	22,339	-	22,341
Exercise of warrants	223,037	-	-	-	-	-	365	-	365
Net Loss	-	-	-	-	-	-	-	(16,112)	(16,112)
Balance, December 31, 2019	47,595,206	$5	9,411	$94	-	$-	$77,596	$(76,548)	$1,147

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2019 and 2018

(Amounts in thousands)

	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net loss	$(16,112)	$(10,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61	86
Gain on sale of property & equipment	(45)	(185)
Loss on termination of leases	8	94
Amortization of discount on long-term financing obligation	323	110
Amortization of capitalized financing costs	-	75
Amortization of right of use assets	91	22
Fair value of vested stock options issued to employees for services	790	1,161
Fair value of shares granted for services	-	100
Fair value of vested restricted shares issued for services	506	820
Increase (decrease) in allowance for doubtful accounts	(248)	22
Increase (decrease) in inventory reserve	449	(312)
Increase (decrease) in fair value of warrant liability	(30)	2
Accrual of interest on convertible note to a related party	528	471
Write off intangible asset	-	229
Changes in operating assets and liabilities:
Accounts receivable	757	61
Inventory	(3,575)	(1,157)
Prepaid expenses and other assets	(645)	68
Accounts payable	(182)	(1,762)
Accrued expenses	(837)	1,190
Other long-term obligations	-	(28)
Net cash used in operating activities	(18,161)	(9,258)
Cash flows from investing activities:
Proceeds from sale of property and equipment	45	1,101
Purchase of property and equipment	(322)	(159)
Net cash provided by (used in) investing activities	(277)	942
Cash flows from financing activities:
Borrowings under line of credit	54,831	47,560
Repayments of line of credit	(58,827)	(43,204)
Capitalization of financing costs	(130)	(591)
Principal repayments on capital expansion loan	-	(3,947)
Principal repayments on bank notes	-	(3,000)
Principal repayments on long term financial obligation	-	(253)
Advances from officers	-	200
Repayment of amounts due to officers	195	(472)
Principal repayments on capital lease obligation	(48)	(312)
Exercise of warrants	365	832
Proceeds from sale of common stock	22,341	-
Net cash provided by (used in) financing activities	18,727	(3,187)

Net increase (decrease) in cash	289	(11,503)
Cash at beginning of period	624	12,127
Cash at end of period	$913	$624

Supplemental disclosures of cash flow information:
Cash paid for interest	$498	$1,351
Non-cash investing and financing activities:
Dividends on Series A Convertible Preferred Stock	$5	$5
Acquisition of lease asset and liability	$-	$730
Vendor credits issued for fixed asset purchase	$-	$108
Fair value of warrant modification recorded as debt discount	$-	$161

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

(In thousands, except share and per share amounts)

1. Operations and Liquidity

Reed’s Inc. (the “Company”) is the owner and maker of both Reed Craft Ginger Beer and Virgil’s Handcrafted Sodas. Established in 1989, Reed’s is America’s best-selling Ginger Beer brand and has been the leader and innovator in the ginger beer category for decades. Virgil’s is America’s best-selling independent, full line of natural craft sodas. The Reed’s Inc. portfolio is sold in over 30,000 retail stores nationwide. Reed’s Ginger Beers are unique due to the proprietary process of using fresh ginger root combined with a Jamaican inspired recipe of natural spices and fruit juices. The Company uses this same handcrafted approach in its award-winning Virgil’s line of great tasting, bold flavored craft sodas.

Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2019, the Company recorded a net loss of $16,112 and used cash in operations of $18,161. As of December 31, 2019, we had a cash balance of $913 with borrowing capacity of $3,235, stockholders’ equity of $1,147 and a working capital of $4,885. Notwithstanding the net loss for 2019, management projects adequate cash from operations and available line of credit in 2020 to ensure continuation of the Company as a going concern.

In 2017, the Company performed a complete operational review and developed a detailed action plan to capture performance improvements, drive core brand growth, and become a premier “asset-light” sales and marketing organization. In September 2018, the Company completed the relocation of its headquarters to Norwalk, Connecticut. In December 2018, the Company sold its Los Angeles manufacturing plant to a related party (see Note 13), marking a fundamental shift in the nature of the Company’s operations and effectively eliminated our costs associated with excess manufacturing capacity. With the sale of our manufacturing plant, all of the Company’s production is subcontracted to co-packers, which assemble our products and charge us a fee, generally by the case, for the products they produce.

In October 2018, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc., which replaced an existing credit facility (see Note 6). The Company’s annual debt service requirements, on an annualized basis, were reduced by approximately $1,500 as a result of the refinancing. The current credit facility is for a term of 2.5 years, and provides for borrowings of up to $13,000. As of December 31, 2019 and 2018, the Company had $3,235 and $1,201, respectively, of unused borrowing capacity under the financing agreement.

On February 20, 2019, the Company conducted a public offering of 7,733,750 shares of its common stock at $2.10 per share resulting in net proceeds to the Company of $14,867.

On October 25, 2019, the Company conducted a public offering of 13,416,667 shares of its common stock at $0.60 per share resulting in net proceeds to the Company of $7,474.

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

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts, inventory obsolescence, depreciable lives of property and equipment, analysis of impairments of recorded long-term tangible and intangible assets, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services and assumptions used in valuing warrant liabilities.

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

The allowance for doubtful accounts and returns and discounts is established through a provision reducing the carrying value of receivables. At December 31, 2019 and 2018, the allowance for doubtful accounts and returns and discounts was $375 and $623, respectively.

Inventory

Inventory is stated at the lower of cost or the current estimated market value of the inventory. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. At December 31, 2019 and 2018, the reserve for inventory obsolescence aggregated $646 and $197, respectively.

Property and Equipment

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

Property and Equipment Type	Years of Depreciation
Vehicles	5 years
Computers and office equipment	3-7 years

Prior to the sale of its manufacturing plant on December 31, 2018 (see Note 13), the Company depreciated buildings over 39 years and machinery over 5-12 years.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2019 and 2018, the Company determined there were no indicators of impairment of its property and equipment.

Intangible Assets

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

For the year ended December 31, 2019, the Company determined there was no impairment of its indefinite-lived brand names. During our December 31, 2018 impairment testing, we determined that our Sonoma Sparkler trademark was unlikely to provide future benefit to the Company, because we do not currently offer Sonoma Sparkler products and we do not anticipate doing so in the foreseeable future. Accordingly, we reduced the book value of this asset to zero as of December 31, 2018, by recording an impairment charge of $229.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250. Generally, the Company’s policy is to minimize borrowing costs by immediately applying cash receipts to borrowings against its credit facility. From time to time, however, the Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the FDIC limit. To minimize the risk, the Company’s policy is to maintain cash balances with high quality financial institutions.

Gross sales. During the year ended December 31, 2019, the Company’s largest two customers accounted for 12% and 11% of gross sales, respectively. During the year ended December 31, 2018, the largest two customers accounted for 24% and 17% of gross sales, respectively.

Accounts receivable. As of December 31, 2019, the Company had accounts receivable from one customer which comprised 14% of its gross accounts receivable. As of December 31, 2018, accounts receivable from two customers comprised 36% and 19% of total accounts receivable, respectively.

During the years ended December 31, 2019 and 2018, respectively, the Company utilized four and three, respectively, separate, co-packers for most its production and bottling of beverage products in the eastern United States. With the December 31, 2018 sale of its manufacturing plant, the Company no longer conducts a manufacturing operation, accordingly it utilizes co-packers to produce 100% of its products as of those dates. The Company has long-standing relationships with two different co-packers, and in conjunction with the sale of its manufacturing plant we entered into a third co-packing agreement with California Custom Beverage LLC (“CCB”), the purchaser of the plant (see Note 13). CCB is 100% owned by Chris Reed, founder of the Company and current Chief Information Officer and director. Although there are other packers, a change in co-packers may cause a delay in the production process, which could ultimately affect operating results.

Purchases from vendors. During the year ended December 31, 2019, the Company’s largest three vendors accounted for approximately 12%, 11%, and 10% of all purchases, respectively. During the year ended December 31, 2018, the Company’s largest two vendors accounted for 16% and 13% of all purchases, respectively.

Accounts payable. As of December 31, 2019, the Company’s largest three vendors accounted for 19%, 15% and 14% of the total accounts payable, respectively. As of December 31, 2018, one vendor accounted for 24% of total accounts payable.

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

As of December 31, 2019, and 2018, the Company’s balance sheets included Level 2 liabilities comprised of the fair value of warrant liabilities aggregating $8 and $38, respectively (see Note 9).

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

The Company terminated its manufacturing operation effective with the December 31, 2018 sale of its manufacturing plant. See Note 13.

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

For the years ended December 31, 2019 and 2018, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	December 31, 2019	December 31, 2018
Convertible note to a related party	2,266,667	2,266,667
Warrants	6,413,782	6,897,277
Common stock equivalent of Series A Convertible Preferred Stock	37,644	37,644
Unvested restricted common stock	-	598,370
Options	3,265,580	3,744,404
Total	11,983,673	13,544,362

The Series A Convertible Preferred Stock is convertible into Common shares at the rate of 1:4.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs aggregated $2,570 and $300 for the years ended December 31, 2019 and 2018, respectively.

Stock Compensation Expense

The Company periodically issues stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting to employees based on ASC 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. Such grants issued and vesting to non-employees are valued on the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. In prior periods, the Company accounted for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereby the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. On January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2018-07 which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company recognizes the fair value of stock-based compensation within its Statements of Operations with classification depending on the nature of the services rendered. The adoption of ASU 2018-07 had no cumulative effect on previously reported amounts.

The fair value of the Company’s stock options is estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or restricted stock, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

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

The Company adopted ASU 2016-02 effective October 1, 2018. As a result, we recorded right-of-use assets aggregating $862, and lease liabilities of the same amount, as of that date. In accordance with ASU 2016-02, the right-of-use assets are being depreciated over the life of the underlying leases, and monthly lease payments are being recorded as reductions to the lease liability and imputed interest expense. See Note 7 for additional information.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2019. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

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

3. Inventory

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, and net of reserves is comprised of the following (in thousands):

	December 31, 2019	December 31, 2018
Raw materials and packaging	$4,261	$3,053
Finished products	6,247	4,327
Total	$10,508	$7,380

The Company has recorded a reserve for slow moving and potentially obsolete inventory. The reserve at December 31, 2019 and 2018 was $646 and $197, respectively.

4. Property and Equipment

Property and equipment is comprised of the following (in thousands):

	December 31, 2019	December 31, 2018
Right-of-use assets under operating leases	$730	$730
Right-of-use assets under finance leases	179	204
Computer hardware and software	626	304
Total cost	1,535	1,238
Accumulated depreciation and amortization	(482)	(342)
Net book value	$1,053	$896

Depreciation expense for the years ended December 31, 2019 and 2018 was $24 and $86, respectively.

Equipment held for sale consists of the following (in thousands):

	December 31, 2019	December 31, 2018
Equipment held for sale	$163	$200
Reserve	(96)	(118)
Net book value	$67	$82

The balance as of December 31, 2019 and 2018 consists of residual manufacturing equipment, at estimated net realizable value, which management anticipates selling during 2020.

5. Intangible Assets

At December 31, 2019 and 2018, intangible assets of $576 are comprised of the Virgil’s brand name. The brand name has been assigned an indefinite life, as we currently anticipate that they will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life remains appropriate. We first assess qualitative factors to determine whether it is more likely than not that the asset is impaired. If further testing is necessary, we compare the estimated fair value of our asset with its book value. If the carrying amount of the asset exceeds its fair value, as determined by the discounted cash flows expected to be generated by the asset, an impairment loss is recognized in an amount equal to that excess. Based on management’s measurement, there were no indications of impairment at December 31, 2019.

6. Line of Credit

Amounts outstanding under the Company’s credit facilities are as follows (in thousands):

	December 31, 2019	December 31, 2018
Line of Credit	$3,661	$7,657
Capitalized finance costs	(484)	(677)
Net balance	$3,177	$6,980

On October 4, 2018, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. The financing agreement provides a maximum borrowing capacity of $13,000. Borrowings are based on a formula of eligible accounts receivable and inventories (the “permitted borrowings”) plus advances (an “over-advance”) of up to $4,000 in excess of permitted borrowings. At December 31, 2019, the unused borrowing capacity under the financing agreement was $3,235. The line of credit matures on April 20, 2021.

Borrowings under the Rosenthal financing agreement bear interest at the greater of prime or 4.75%, plus an additional 2% to 3.5% depending upon whether the borrowing is based upon receivables, inventory or is an over-advance. The effective interest rate as of December 31, 2019 on outstanding borrowings was 7.1%. Additionally, the line of credit is subject to monthly facility and administration fees, and aggregate minimum monthly fees (including interest) of $4.

The line of credit is secured by substantially all of the assets of the Company. Additionally, any over-advance is guaranteed by an irrevocable stand-by letter of credit in the amount of $1,500, issued by Daniel J. Doherty III and the Daniel J. Doherty, III 2002 Family Trust, affiliates of Raptor/Harbor Reeds SPV LLC (“Raptor”). Raptor beneficially owns 14.9% of the Company’s outstanding common stock as of December 31, 2019. Mr. Doherty is a member of the Company’s Board of Directors. In the event of a default under the financing agreement, Raptor has a put option to purchase from Rosenthal the entire amount of any outstanding over-advance plus accrued interest, prior to Rosenthal declaring an event of default under the financing agreement.

As part of the financing agreement in 2018, the Company amended and restated a subordinated convertible non-redeemable secured note to Raptor, to provide for additional advances of up to $4,000 in the event that Raptor exercises its put option described above (see Note 8). Consequently, the exercise price of 750,000 of Raptor’s outstanding warrants to purchase the Company’s common stock was reduced from $1.50 to $1.10, resulting in an increase in the fair value of the warrants of $161. This amount has been reflected as a capitalized finance cost and is being amortized over the life of the financing agreement.

The financing agreement with Rosenthal includes customary restrictions that limit our ability to engage in certain types of transactions, including our ability to utilize tangible and intangible assets as collateral for other indebtedness. Additionally, the agreement contains a financial covenant that requires us to meet certain minimum working capital and tangible net worth thresholds as of the end of each quarter. We were in compliance with the terms of our agreement with Rosenthal as of December 31, 2019.

In 2018, the Company incurred $882 of direct costs in conjunction with the initial financing agreement, consisting primarily of broker, bank and legal fees, and $161 cost of warrant modification. The Company annually incurs an additional $130 of fees from the bank, which is equal to 1% of the $13,000 borrowing limit. These costs have been capitalized and recorded as a debt discount and are being amortized over the 2.5 year life of the Rosenthal agreement. Amortization of debt discount was $323 for the year ended December 31, 2019.

7. Leases Payable

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

ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. As of December 31, 2019, the Company reflected accumulated amortization of right of use asset of $211 related to these leases, resulting in a net asset balance of $698.

In accordance with ASU 2016-02, the right-of-use assets are being amortized over the life of the underlying leases.

As of December 31, 2018, liabilities recorded under finance leases and operating leases were $133 and $719, respectively. During the year ended December 31, 2019, the Company made payments of $44 towards finance lease liability and $22 towards operating lease liability. As of December 31, 2019, the liability under finance lease amounted to $89 and the liability under operating lease amounted to $697, of which $21 and $28 (aggregate of $49) are reflected as the current portion of leases payable on the accompanying balance sheet.

As of December 31, 2019, the weighted average remaining lease terms for operating lease and finance lease are 5.01 years and 1.00 years, respectively. The weighted average discount rate for operating lease is 12.60% and 6.93% for finance lease.

Future minimum lease payments under the leases are as follows (in thousands):

Years Ending December 31,
2020	$162
2021	235
2022	222
2023	226
2024	223
Total payments	1,068
Less: Amount representing interest	(282)
Present value of net minimum lease payments	786
Less: Current portion	(49)
Non-current portion	$737

8. Convertible Note to a Related Party

The Convertible Note to a Related Party consists of the following (in thousands):

	December 31, 2019	December 31, 2018
12% Convertible Note Payable	$3,400	$3,400
Accrued Interest	1,289	761
Total obligation	$4,689	$4,161

On April 21, 2017, pursuant to a Securities Purchase Agreement, the Company issued a secured, convertible, subordinated, non-redeemable note in the principal amount of $3,400 (the “Raptor Note”) and warrants to purchase 1,416,667 shares of common stock. The purchaser, Raptor/Harbor Reeds SPV LLC (“Raptor”), beneficially owned approximately 14.9% and 27.1% of the Company’s common stock at December 31, 2019 and 2018, respectively.

The Raptor Note bears interest at a rate of 12% per annum, compounded monthly. It is secured by the Company’s assets, subordinate to the first priority security interest of Rosenthal & Rosenthal (see Note 6). The note may not be prepaid and matures on April 21, 2021. It may be converted, at any time and from time to time, into shares of common stock of the Company, at a revised conversion price of $1.50.

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

On October 4, 2018, in connection with the execution of the Rosenthal financing agreement, the Company amended and restated the subordinated convertible non-redeemable secured note to Raptor, to provide for additional advances of up to $4,000. In consideration therefore, the exercise price of 750,000 of Raptor’s outstanding warrants was reduced from $1.50 to $1.10, resulting in an increase in the fair value of the warrants, determined in accordance with the Black-Scholes-Merton option pricing model, of $161. This amount was recorded as a debt discount to the Rosenthal line of credit and is being amortized as interest expense over the life of the financing agreement (See Note 6).

9. Warrants and Warrant Liability

Warrant activity during the years ended December 31, 2019 and 2018 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2017	7,325,282	$2.09	3.43
Granted	-	-
Exercised	(428,005)	$2.03
Forfeited or expired	-	-
Outstanding at December 31, 2018	6,897,277	$2.06	2.42	$1,447
Granted	-	-
Exercised	(283,495)	$2.09
Forfeited or expired	(200,000)	$5.60
Outstanding at December 31, 2019	6,413,782	$2.06	1.52	$-
Exercisable at December 31, 2019	6,413,782	$2.06	1.52	$-

Warrants outstanding at December 31, 2019 and 2018, and their respective exercise price and expiration dates, are as follows:

December 31, 2019			December 31, 2018
Number	Price	Expiration Dates	Number	Price	Expiration Dates

-	-	-	200,000	$5.600	September 2019
125,000	$4.100	May 2021	125,000	$4.100	May 2021
10,000	$3.900	October 2021	10,000	$3.900	October 2021
50,000	$4.100	November 2021	50,000	$4.100	November 2021
72,703	$3.740	June 2021	72,703	$3.740	June 2021
66,059	$4.250	June 2021	66,059	$4.250	June 2021
728,299	$1.500	April 2022	784,549	$1.500	April 2022
81,895	$1.550	July 2022	87,745	$1.550	July 2022
478,285	$2.000	July 2022	512,560	$2.000	July 2022
4,051,541	$2.025	December 2020	4,238,661	$2.025	December 2020
750,000	$1.100	December 2022	750,000	$1.100	December 2022
6,413,782			6,897,277

Various financing transactions and stock sales made by the Company have been accompanied by the issuance of warrants. Generally, we record the fair market value of the warrants, as determined using the Black-Scholes-Merton option pricing model, as a financing cost at date of issuance. There were no such financing costs recorded during the years ended December 31, 2019 and 2018, respectively.

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

Warrant Transactions

At December 31, 2019, the aggregate intrinsic value of outstanding and exercisable warrants was zero. The aggregate intrinsic value of outstanding and exercisable warrants is calculated as the difference between the exercise price of the warrant and the market price of the Company’s common stock as of December 31, 2019, which was $0.91.

During the year ended December 31, 2019, a total of 283,495 warrants were exercised, including 87,485 warrants that were exercised on a cashless basis, resulting in the issuance of 223,037 shares of our common stock. Aggregate proceeds to the Company were $365. During the year ended December 31, 2019, warrants to acquire 200,000 shares of common stock expired.

During the year ended December 31, 2018, a total of 428,005 warrants were exercised, including 5,978 warrants that were exercised on a cashless basis, resulting in the issuance of 414,857 shares of our common stock. Aggregate proceeds to the Company were $831. During the year ended December 31, 2018, no warrants to acquire common stock expired.

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

The fair value of the warrant liability was determined using the Black-Scholes-Merton option pricing model at December 31, 2019 and 2018, using the following assumptions:

	December 31, 2019	December 31, 2018

Stock Price	$0.91	$2.07
Risk free interest rate	1.95%	2.69%
Expected volatility	83.36%	50.07%
Expected life in years	1.42	2.42
Expected dividend yield	0%	2.69%
Number of Warrants containing fundamental transaction provisions	138,762	138,762
Fair Value of Warrants	$8	$38

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

The following table sets forth a summary of the changes in the estimated fair value of the warrant liability during the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Beginning Balance	$38	$36
Change in fair value	(30)	2
Ending balance	$8	$38

10. Stockholders’ Equity

Series A Convertible Preferred Stock

Series A Convertible Preferred Stock (the “Preferred Stock”) consists of $10 par value, 5% non-cumulative, non-voting, participating preferred stock, with a liquidation preference of $10.00 per share. 500,000 shares are authorized. As of December 31, 2019 and 2018, there were 9,411 shares outstanding. Each share of Preferred Stock can be converted into four shares of the Company’s common stock.

Dividends are payable at the rate of 5% annually, pro-rata and non-cumulative. The dividend can be paid in cash or, at the discretion of our board of directors, in shares of common stock based on its then fair market value. The Company cannot declare or pay any dividend on shares of our common stock until the holders of the Preferred Stock have received their annual dividend. In addition, the holders of the Preferred Stock are entitled to receive pro rata distributions of dividends on an “as converted” basis with the holders of our common stock.

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

During the years ended December 31, 2019 and 2018, the Company paid dividends on the Preferred Stock through the issuance of 4,254 and 1,734 shares of its common stock, respectively, which based upon the then-current market price of the stock equated to dividends of $5 in each of the years. No shares of Series A preferred stock were converted into common stock in 2019 and 2018.

Common Stock

The Company’s common stock has a par value of $.0001. On October 20, 2019 our shareholders approved an increase in the authorized number of common shares from 70,000,000 to 100,000,000. As of December 31, 2019 and 2018, there were 100,000,000 and 70,000,000 shares authorized, respectively, and 47,595,206 and 25,729,461 shares of common stock outstanding, respectively.

Common Stock Issued in Connection with Rights Offerings

In February 2019, the Company conducted a public offering of 7,733,750 shares of its common shares including 1,008,750 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares to cover over-allotments, at a public offering price of $2.10 per share. The net proceeds to the Company from this offering are $14,867, after deducting underwriting discounts and commissions and other offering expenses. Proceeds from the offering will provide capital to fund the growth of our business, new products, sales and marketing efforts, working capital, and for general corporate purposes.

In October 2019, the Company conducted a public offering of 13,416,667 shares of its common shares including 1,750,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares to cover over-allotments, at a public offering price of $0.60 per share. The net proceeds to the Company from this offering are $7,474, after deducting underwriting discounts and commissions and other offering expenses. Proceeds from the offering will provide capital to fund the growth of our business, new products, sales and marketing efforts, working capital, and for general corporate purposes.

Common Stock Issuable

Effective December 31, 2017, the Company issued to its independent directors an aggregate of 400,000 shares of common stock valued at $1.70 per share, or $680 in total, for services provided in 2017. These shares were reflected as Common Stock Issuable at December 31, 2017, and were issued during 2018.

11. Share-Based Payments

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

As of December 31, 2019 and 2018, shares issuable under the Plan were 3,436,864 and 1,975,215, respectively

The Plan permits the grant of options and stock awards to our employees, directors and consultants. The options may constitute either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code or “non-qualified stock options”. The Plan is currently administered by the board of directors. The exercise price of an option granted under the plan cannot be less than 100% of the fair market value per share of common stock on the date of the grant of the option. Options may not be granted under the plan on or after the tenth anniversary of the adoption of the plan. Incentive stock options granted to a person owning more than 10% of the combined voting power of the common stock cannot be exercisable for more than five years. When an option is exercised, the purchase price of the underlying stock is received in cash, except that the plan administrator may permit the exercise price to be paid in any combination of cash, shares of stock having a fair market value equal to the exercise price, or as otherwise determined by the plan administrator.

Common Stock Issued to Officer for Services Rendered

During the year ended December 31, 2018, the Company issued 37,057 shares of its common stock to an officer of the Company as compensation for services rendered. The shares had an aggregate value on the date of issuance of $100, based on the market price of our common stock on the date of grant, which was recorded as compensation expense during the year ended December 31, 2018. There were no issuances of common stock for services for the year ended December 31, 2019.

Restricted common stock

The following table summarizes restricted stock activity during the years ended December 31, 2019 and 2018:

	Unvested Shares	Issuable Shares	Fair Value at Date of Issuance	Weighted Average Grant Date Fair Value
Balance, December 31, 2017	-	400,000	$680	1.70
Granted	854,592	-	1,412	1.65
Vested	(256,222)	256,222	-	-
Issued	-	(656,222)	(1,500)	-
Balance, December 31, 2018	598,370	-	$592	$1.63
Granted	46,035	-	132	2.88
Vested	(488,037)	488,037	-	-
Forfeited	(156,368)	-	(218)	1.60
Issued	-	(488,037)	(506)	-
Balance, December 31, 2019	-	-	$-	$-

In January and March 2018, the Company awarded an aggregate of 784,004 shares of restricted common stock to Valentin Stalowir, former Chief Executive Officer of the Company, pursuant to his employment agreement with the Company. The 784,004 restricted shares had an aggregate fair value of $1,291 based on the market price of our common stock on the dates of grant. Of the 784,004 restricted shares, 185,634 shares vested and were issued during 2018. On October 31, 2019, the Company entered into a Separation, Settlement and Release of Claims Agreement with Mr. Stalowir in connection with his resignation as Chief Executive Officer and the subsequent termination of his employment. As part of the Agreement, 442,002 shares of restricted common stock issued in 2018 vested and were issued, and the balance of 156,368 unvested shares of restricted common stock issued to Mr. Stalowir in 2018 were forfeited. During the years ended December 31, 2019 and 2018, the Company recognized $374 and $667, respectively, as compensation expense related to the fair value of vested restricted shares.

In January 2018, the Company’s independent directors were awarded a total of 70,588 shares of restricted common stock, with an aggregate fair value of $120, based on the market price of our common stock on the dates of grant. The shares vested ratably and were issued over four quarters in 2018 and the total of $120 was recognized as compensation expense in 2018. During the year ended December 31, 2019, there was no compensation expense related to these shares.

During the year ended December 31, 2019, the Company issued 46,035 shares of restricted stock to members of the board of directors. 17,652 shares vested immediately and the balance of 28,383 shares vested throughout 2019. The aggregate fair value of the stock awards was $132 based on the market price of our common stock on the dates of grant. During the year ended December 31, 2019, the total of 46,035 shares vested and were issued, and $132 was recognized as compensation expense.

During the years ended December 31, 2019 and 2018, the Company recognized a total $506 and $820, respectively, as compensation expense related to vesting of shares of restricted common stock. As of December 31, 2019, there are no unvested shares of restricted common stock.

Stock Options

Stock option activity consists of the following:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	677,500	$4.35	4.14
Granted	3,596,954	1.88
Exercised	-	-
Unvested forfeited or expired	(476,468)	2.53
Vested forfeited or expired	(123,750)	4.26
Outstanding at December 31, 2018	3,674,236	$2.16	8.53	$1,026
Granted	1,431,840	2.48
Exercised	-	-
Unvested forfeited or expired	(1,571,794)	2.25
Vested forfeited or expired	(268,702)	3.07
Outstanding at December 31, 2019	3,265,580	$2.19	7.09	$6
Exercisable at December 31, 2019	1,263,335	$2.35	4.26	$-

The aggregate intrinsic value was calculated as the difference between the closing market price as of December 31, 2019, which was $0.91, and the exercise price of the outstanding stock options.

During the year ended December 31, 2019, the Company approved options to be issued pursuant to Reed’s 2017 Incentive Compensation Plan to certain current employees totaling 1,258,000 shares. One half of these options vest annually over a four-year vesting period; the other half of these options will vest based on performance criteria to be established by the board. In addition, during the year ended December 31, 2019, the Company granted options to purchase 113,330 shares of common stock to new board members. Options granted to consultants, former employees, and board members vest at various periods. On September 11, 2019, the Company granted options to purchase 60,510 shares of common stock to certain consultants. None of the options granted to the consultants to purchase 60,510 shares of common stock vested and were forfeited, resulting in no compensation expense.

The stock options are exercisable at a price ranging from $2.33 to $3.37 per share and expire in ten years. Total fair value of these options at grant date was approximately $911, which was determined using the Black-Scholes-Merton option pricing model with the following average assumption: stock price ranging from $2.33 to $3.37 per share, expected term of seven years, volatility of 61%, dividend rate of 0% and risk-free interest rate ranging from 1.39% to 2.60%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award; the expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; and the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future.

The options issued in 2019 with a fair value of $911 which will be amortized in future periods through September 30, 2023. During the year ended December 31, 2019, the Company recognized $790 of compensation expense relating to vested stock options. As of December 31, 2019, the amount of unvested compensation related to stock options was approximately $1,492 which will be recorded as an expense in future periods as the options vest.

Additional information regarding options outstanding and exercisable as of December 31, 2019, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares Exercisable	Weighted Average Exercise Price
$0.69 - $1.60	1,114,347	$1.58	7.49	392,847	$1.60
$1.62 - $2.44	1,175,218	1.92	6.94	538,718	1.87
$2.49 - $3.74	846,015	2.93	7.86	201,770	3.38
$5.01 - $5.01	130,000	5.01	0.04	130,000	5.01
	3,265,580	$2.19	7.09	678,059	$2.35

12. Income Taxes

At December 31, 2019 and 2018, the Company had available Federal and state net operating loss carryforwards (“NOL”s) to reduce future taxable income. For Federal purposes the amounts available were approximately $56,000 and $42,000, respectively. For state purposes approximately $17,000 and 18,000 was available at December 31, 2019 and 2018, respectively. The Federal carryforward expires on various dates through 2035 and the state carryforward expires in 2019. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOL may be limited as a result of changes in stock ownership. NOLs incurred subsequent to the latest change in control are not subject to the limitation.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2019 and 2018, the Company did not have a liability for unrecognized tax benefits.

The Company recognizes as income tax expense, interest and penalties on uncertain tax provisions. As of December 31, 2019, and 2018, the Company has not accrued interest or penalties related to uncertain tax positions. Tax years 2012 through 2019 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the NOLs and will recognize the appropriate deferred tax asset at that time.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2019	December 31, 2018
Deferred income tax asset:
Net operating loss carryforwards	$13,357	$10,429
Stock-based compensation	942	839
Accounts receivable allowances	98	162
Inventory reserves	168	51
Operating lease liability	181	-
Reserve for asset impairment	58	58
Gross deferred tax assets	14,804	11,539
Valuation allowance	(14,488)	(11,363)
Total deferred tax assets	316	176
Deferred tax liabilities:
Operating lease right-of-use asset	(190)	-
Deferred finance costs	(126)	(176)
Total deferred tax liabilities	(316)	(176)
Net deferred tax asset (liability)	$-	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	December 31, 2019	December 31, 2018
Federal statutory tax rate	(21)%	(21)%
State rate, net of federal benefit	(5)%	(5)%
	(26)%	(26)%
Effect of change in tax rate	-%	-%
Valuation allowance	26%	26%
Effective tax rate	$-	$-

13. Related Party Activities

Transactions with California Custom Beverage, LLC, (“CCB”)

On December 31, 2018, the Company completed the sale of the Company’s Los Angeles manufacturing plant to California Custom Beverage, LLC, (“CCB”), an entity owned by Chris Reed, founder, Chief Innovation Officer and a member of our board of directors of Reed’s. The sales price consisted of $1,250 in cash, and CCB assumed our lease obligation on the California real property, which aggregated $1,300 at December 31, 2018. The Company recognized a gain of $180 on the sale, net of transaction costs and other customary adjustments. Our release from the obligation by the lessor, however, is dependent upon CCB’s deposit of $1,200 of security with the lessor (see Note 14). By the terms of the sale, CCB was to reimburse the Company for certain costs such as sales tax arising from the transaction and prepayments. Such costs aggregated $195, which is reflected as Receivable from Related Party on the accompanying balance sheet as of December 31, 2018, and was collected from CCB during the year ended December 31, 2019.

Beginning in 2019, we are to receive a 5% royalty on CCB’s private label sales to existing customers for three years and a 5% referral fee on CCB’s private label sales to referred customers for three years. For the year ended December 31, 2019, the Company recorded royalty revenue from CCB of $128 which is recorded as a receivable at December 31, 2019. In addition, at December 31, 2019, the Company has outstanding receivable from CCB of $228 consisting of inventory advances to CCB.

In 2018, we entered into a three-year co-packing agreement with CCB, whereby CCB produces Reed’s beverages in glass bottles at prevailing West Coast market rates. During the year ended December 31, 2019, purchases from CCB under our co-packing agreement amounted to $1,600, and at December 31, 2019, accounts payable to CCB totaled $182.

At December 31, 2019, CCB owes the Company a net of $174. Such amount will be collected or offset against purchases from CCB during 2020.

Other

Lindsay Martin, daughter of a director of the Company, was employed as Vice President of Marketing during the years ended December 31, 2019 and 2018. She was paid approximately $161 and $162, respectively, for her services.

From time to time, the Company issues stock-based awards to employees, officers, and other related parties as compensation for services rendered. See Note 11 for information as to such transactions during the years ended December 31, 2019 and 2018.

14. Commitments and Contingencies

On December 31, 2018, the Company completed the sale of its Los Angeles manufacturing plant to CCB, an entity owned by Chris Reed, a related party (See Note 13). The sale included substantially all machinery, equipment, furniture and fixtures of the manufacturing plant. CCB assumed the monthly payments on our lease obligation effective immediately upon closing of the sale. Our release from the obligation by the lessor, however, is dependent upon CCB’s deposit of $1,200 of security with the lessor. As of December 31, 2019, $800 has been deposited with the lessor and Mr. Reed has placed approximately 363,000 shares of the Company’s common stock valued at $330 that he owns into escrow with the lessor. Mr. Reed expects to deposit the proceeds from the sale of the shares with the lessor in 2020, at which time we expect to be released from the lease obligation.

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

15. Subsequent Events

On November 12, 2019, Nasdaq Listing Qualifications notified the Company that its common stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive business days as required by the Listing Rules of The Nasdaq Stock Market. On January 23, 2020, Nasdaq Listing Qualifications notified the Company that it has determined that for 10 consecutive business days, from January 8 to January 22, 2020, the closing bid price of the Company’s common stock was at $1.00 per share or greater. Accordingly, the Company has regained compliance with Listing Rule 5550(a)(2) and the matter is now closed.

On February 24, 2020, the Company appointed Norman E. Snyder, Jr. as the Company’s Chief Executive Officer effective March 1, 2020. Prior to being appointed, Mr. Snyder was the Chief Operating Officer of the Company.

On February 24, 2020, the Company issued Norman E. Snyder, Jr., the Company’s newly appointed Chief Executive Officer, 150,000 restricted common shares which vested 100% on March 1, 2020. In addition, on February 25, 2020, Mr. Snyder was also issued 446,000 options to purchase common stock of the Company, of which half are time based and vest 25% on each one year anniversary of the grant date and the remaining options are performance based with up to 25% vesting at the end of the first quarter of each fiscal year beginning in 2020.

On March 3, 2020, the Company issued Thomas Spisak, the Company’s Chief Financial Officer, 150,000 restricted common shares which vest in equal increments of 18,750 on each of the first four anniversaries of the grant date and the remainder will vest based on performance criteria determined by the Board of Directors or Compensation Committee. In addition, Mr. Spisak was also issued 150,000 options to purchase common stock of the Company, of which half will vest in equal increments of 18,750 on each of the first four anniversaries of the grant date and the remainder will vest based on performance criteria determined by the Board of Directors or Compensation Committee. These options will expire on March 2, 2030.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on evaluation under these criteria, management determined, based upon the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting as of December 31, 2019.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

Outsourced IT Service Providers - The Company relies upon a variety of outsourced Information Technology (IT) service providers for key elements of the technology infrastructure impacting its financial reporting process. Certain of these outsourced IT service providers could not provide System and Organization Controls (SOC) reports. The Company did not have controls designed to assess the design and operation of internal controls pertaining to these outsourced IT service providers over the period of reliance. Given that management did not effectively assess the design and operation of certain outsourced IT service providers’ internal controls, certain of the Company’s controls over IT systems and business processes were also ineffective, to the extent that they rely upon information that was subject to the outsourced IT service providers’ control environment.

Segregation of Duties - The Company did not maintain effective policies to ensure adequate segregation of duties within its accounting processes. Specifically, due to the size of the Company and the smaller nature of department teams, opportunities are limited to segregate duties, resulting in inabilities to soundly manage segregation of job responsibilities.

Notwithstanding the identified outsourced IT service providers and related COSO material weaknesses, management has concluded that the Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Weinberg & Company, P.A., our independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting included herein.

Management’s Planned Remediation Activities

Our management has been actively engaged in developing and implementing remediation plans to address the outsourced IT service providers and segregation of duties material weaknesses described above. These remediation efforts are ongoing and include or are expected to include the following:

●	Enhancing procedures for the identification of control activities and monitoring of control performance to ensure that the components of internal control relating to certain outsourced IT service providers are present and functioning.
●	Enhancing procedures and the frequency of independent reconciliations of significant accounts to mitigate the lack of segregation of duties.

Changes in Internal Control over Financial Reporting

Except for the identification of the outsourced IT service providers and segregation of duties material weaknesses described above, there were no changes during the quarter ended December 31, 2019 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error or overriding of controls, and therefore can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Reed’s, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Reed’s, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

Outsourced IT Service Providers - The Company relies upon a variety of outsourced Information Technology (IT) service providers for key elements of the technology infrastructure impacting its financial reporting process. Certain of these outsourced IT service providers could not provide System and Organization Controls (SOC) reports. The Company did not have controls designed to assess the design and operation of internal controls pertaining to these outsourced IT service providers over the period of reliance. Given that management did not effectively assess the design and operation of certain outsourced IT service providers’ internal controls, certain of the Company’s controls over IT systems and business processes were also ineffective, to the extent that they rely upon information that was subject to the outsourced IT service providers’ control environment.

Segregation of Duties - The Company did not maintain effective policies to ensure adequate segregation of duties within its accounting processes. Specifically, due to the size of the Company and the smaller nature of department teams, opportunities are limited to segregate duties, resulting in inabilities to soundly manage segregation of job responsibilities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2019 and 2018, and the related statements of operations, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 financial statements, and this report does not affect our report dated March 18, 2020, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 18, 2020

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

General

Reed’s current directors have terms which will end at the next annual meeting of the stockholders or until their successors are elected and qualify, subject to their death, resignation or removal. The following table sets forth certain information with respect to our current directors and executive officers as of December 31, 2019:

Name	Position	Age
Norman E. Snyder, Jr.	Chief Executive Officer, Director	58
Thomas J. Spisak	Chief Financial Officer	52
Christopher R. Reed	Chief Innovation Officer	61
Neal Cohane	Senior Vice President of Sales	59
John J. Bello	Chairman of the Board	73
Daniel J. Doherty III	Director	55
Lewis Jaffe	Director, Chairman of Governance Committee, member of Audit, Operations and Compensation Committees	62
James C. Bass	Director, Chairman of the Audit Committee and member of Compensation Committee	67
Scott R. Grossman	Director, Chairman of the Compensation Committee and member of Audit and Governance Committees	41
Louis Imbrogno, Jr.	Director	74

Business Experience of Directors and Executive Officers

Norman E. Snyder Jr. was appointed as Chief Executive Officer and director of Reed’s effective March 1, 2020. Prior to his promotion, Mr. Snyder served as Chief Operating Officer of Reed’s from September2019 through February 29, 2020. Prior to joining Reed’s, Mr. Snyder served as President and Chief Executive Office for Avitae USA, LLC, an emerging premium new age beverage company that markets and sells a line of ready-to-drink caffeinated waters. Prior to Avitae, he served as the President and Chief Operating Officer for Adina For Life, Inc., President and Chief Executive Officer of High Falls Brewing Company, and Chief Financial Officer, and later Chief Operating Officer of South Beach Beverage Company, known as SoBe. In prior experience, Mr. Snyder served as Controller for National Football League Properties, Inc., and in various roles at PriceWaterhouseCoopers during an eight-year tenure. Mr. Snyder earned a B.S. in Accounting from the State University of New York at Albany.

Thomas J. Spisak has served as Chief Financial Officer of Reed’s since December 2019. Prior to joining Reed’s, Mr. Spisak provided financial leadership, including extensive expertise over a broad range of finance functions during his 26 year tenure in the North America region of Diageo, a multinational alcoholic beverage company with net sales over UK £12.9 billion (U.S. $16 billion). Mr. Spisak held numerous positions in multiple divisions of Diageo, most recently serving as Vice President of Finance and Controller of North America. Previously, he held positions of Vice President of Commercial Finance, Director of Business Performance and Senior Finance Director of Marketing and Innovation Decision Support, as well as other roles in finance. Prior to Diageo, Mr. Spisak served at International Masters Publishers, Inc., a private company with publishing activities in 35 countries. Mr. Spisak holds an MBA in International Business from Fairfield University and a Bachelor of Science in Finance from the University of Rhode Island.

Christopher J. Reed founded our company in 1987. Since inception, Mr. Reed has served in the roles of Chairman, President, and Chief Executive Officer, and is currently the company’s Chief Innovation Officer. Mr. Reed has been a non-independent Director since our incorporation in 1991. Mr. Reed also served as Chief Financial Officer during fiscal year 2007 until October 1, 2007 and again from April 17, 2008 to January 19, 2010. Mr. Reed remains a Director of the company with the election of John Bello as Chairman of the Board by fellow Board members. Mr. Reed has been responsible for our design and products, including the original product recipes, the proprietary brewing process and the packaging and marketing strategies. Mr. Reed received a B.S. in Chemical Engineering in 1980 from Rensselaer Polytechnic Institute in Troy, New York.

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

John J. Bello is Reed’s Board Chairman, has served since November 29, 2016 and is a sales and marketing expert. He also served as Interim Chief Executive from September 30, 2019 through February 29, 2020. Since 2001, Mr. Bello has been the Managing Director of JoNa Ventures, a family venture fund. From 2004 to 2012 Mr. Bello also served as Principal and General Partner at Sherbrooke Capital, a venture capital group dedicated to investing in leading, early stage health and wellness companies. Mr. Bello is the founder and former CEO of South Beach Beverage Company, the maker of nutritionally enhanced teas and juices marketed under the brand name SoBe. The company was sold to PepsiCo in 2001 for $370 million and in the same year Ernst and Young named Mr. Bello National Entrepreneur of the Year in the consumer products category for his work with SoBe. Before founding SoBe, Mr. Bello spent fourteen years at National Football League Properties, the marketing arm of the NFL and served as its President from 1986 to 1993. As the President, Mr. Bello has been credited for building NFL Properties into a sports marketing leader and creating the model by which every major sports league now operates.

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

Daniel J. Doherty III has served as a director since January 10, 2018. Mr. Doherty is the principal of Eastern Investment Company. He is also a principal of Raptor/ Harbor Reeds, SPV, LLC (“Raptor”), the Company’s largest stockholder, which beneficially owns approximately 15% of the company’s outstanding equity securities as of December 31, 2019, calculated pursuant to Rule 13d-3. Mr. Doherty has joint voting and dispositive control of the equity securities held by Raptor with another of its principals. See Item 13, Certain Relationships and Related Transactions.

James C. Bass has served as a director since September 29, 2017, is Chairman of the Audit Committee and member of the Compensation Committee. Mr. Bass is retired from the position of Chief Financial Officer and Senior Vice President of Sony Interactive Entertainment America LLC, commonly referred to as the PlayStation business of Sony where he joined in 1995 as Vice President of Finance. Mr. Bass has more than thirty-five years of financial and international management experience and was responsible for all of Sony’s financial operations and controls including general accounting and financial reporting, planning, analysis and systems, treasury and risk management, internal audit, and federal, state and local income taxes. Prior experience includes holding several senior management positions encompassing fourteen years with Bristol-Myers Squibb Company, gaining international experience running operations in parts of Asia and Europe.

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

Lewis Jaffe has served as a director since October 19, 2016, is Chairman of the Governance Committee and a member of the Audit and Compensation Committees. Since August 2014, Mr. Jaffe is an Executive-in-Residence and Clinical Faculty at the Fred Kiesner Center for Entrepreneurship, Loyola Marymount University. He is also a technology futurist, Executive Coach and Public Speaker. Since January 2010 Mr. Jaffe has served on the board of FitLife Brands Inc. (FTLF:OTCBB) and serves on its audit, compensation and governance committees. Since 2006 he has served on the board of directors of York Telecom, a private company, and serves on its compensation and governance committees. From 2006 to 2008 Mr. Jaffe was Interim Chief Executive Officer and President of Oxford Media, Inc. Mr. Jaffe has also served in executive management positions with Verso Technologies, Inc., Wireone Technologies, Inc., Picturetel Corporation, and he was also previously a Managing Director of Arthur Andersen. Mr. Jaffe was the co-founder of MovieMe Network. Mr. Jaffe also served on the Board of Directors of Benihana, Inc. as its lead independent director from 2004 to 2012.

Mr. Jaffe is a graduate of the Stanford Business School Executive Program, holds a Bachelor of Science from LaSalle University and holds a Masters Professional Director Certification from the American College of Corporate Directors, a public company director education and credentialing program.

Scott R. Grossman has served as a director since September 29, 2017, serves as Chairman of the Compensation Committee and is also a member of the Audit and Governance Committees. Mr. Grossman has nearly two decades of investing and advisory experience in both public and private companies undergoing significant change. Mr. Grossman is the founder and CEO of Vindico Capital LLC, a value-oriented investment firm that invests in public company transformations in partnership with management. Prior to Vindico, Mr. Grossman was a Senior Portfolio Manager at Magnetar Capital, a $13 billion multi-strategy alternative asset manager, which he first joined in 2006. Prior to Magnetar, Mr. Grossman worked at Soros Fund Management in its Private Equity division and Merrill Lynch in its investment banking group. In addition, Mr. Grossman is a non-operating partner and current Board Member at Zeitguide. Mr. Grossman received an MBA from the Stanford Graduate School of Business and a BA from Columbia University where he majored in economics.

Louis Imbrogno, Jr. has served as a director since August 2019. He served a 40-year tenure at PepsiCo, bringing extensive expertise in beverage supply chain and management. At PepsiCo he served in a variety of field operating assignments and staff positions including the role of Senior Vice President of Worldwide Technical Operations. In this role he was responsible for Pepsi-Cola’s worldwide beverage quality, concentrate operations, research & development and contract manufacturing, reporting directly to the heads of Pepsi-Cola North America and PepsiCo Beverages International. Since Imbrogno’s retirement from PepsiCo, he has consulted for multiple companies including PepsiCo.

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

Director Independence

The board of directors has determined that five members of the board of directors, John J. Bello James C. Bass, Lewis Jaffe, Scott R. Grossman, and Louis Imbrogno, Jr. are independent under the rules of the Nasdaq Stock Market, LLC. We intend to maintain at least five independent directors on our board of directors in the future.

Code of Ethics

Our Chief Executive Officer and all senior financial officers, including the Chief Financial Officer, are bound by a Code of Ethics that complies with Item 406 of Regulation S-B of the Exchange Act. Our Code of Ethics is posted on our website at http://investor.reedsinc.com.

Board Structure and Committee Composition

As of the date of this Annual Report, our board of directors has eight directors and the following four standing committees: an Audit Committee, a Compensation Committee, a Governance Committee and an Operations Committee. The Audit Committee, Compensation Committee and Governance Committee were formed in January 2007. The Operations Committee was formed in May 2017.

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

Compensation Committee. Our Compensation Committee assists our Board in determining and developing plans for the compensation of our officers, directors and employees. Our Compensation Committee is comprised of Lewis Jaffe, James C. Bass and Scott R. Grossman. Scott R. Grossman serves as Chairman of our Compensation Committee. In affirmatively determining the independence of a director who will serve on the compensation committee, the Company’s Board considered all factors specifically relevant to whether the director has a relationship to the Company which is material to the director’s ability to be independent from management in connection with the duties of a committee member, including, without limitation: (1) the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by the Company; and (2) whether the director is affiliated with the Company, or an affiliate of the Company. Specific responsibilities include the following:

●	approving the compensation and benefits of our executive officers;

●	reviewing the performance objectives and actual performance of our officers; and

●	administering our stock option and other equity compensation plans.

Governance Committee. Our Governance Committee assists the board of directors by identifying and recommending individuals qualified to become members of our board, reviewing correspondence from our stockholders, and establishing, evaluating and overseeing our corporate governance guidelines. Our Governance Committee is currently comprised of Lewis Jaffe and Scott R. Grossman. Lewis Jaffe serves as Chairman of the Governance Committee. The board of directors has determined all of the members of the Nominations and Governance Committee are independent under the rules of the Nasdaq Stock Market, LLC. Our board of directors has adopted a written charter for the Nominations and Corporate Governance Committee.

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

Operations Committee. Our Operations Committee assists the board of directors in fulfilling its oversight responsibilities for matters relating to the Company’s operations, particularly those aspects which are most likely to affect stockholder value. Our Operations Committee is currently comprised of Lewis Jaffe and Christopher J. Reed. In furtherance of this purpose, the Operations Committee has the following general oversight responsibilities:

●	reviewing and providing strategic advice and counsel to the Company regarding the business operations; and

●	presenting to the Board an independent assessment of the Company’s business operations as it relates to strategic initiatives.

Delinquent Section 16(a) Reports

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto filed on EDGAR during our most recent fiscal year, the following individuals each filed one late Form 4: Daniel J. Doherty III, Scott R. Grossman, Lewis Jaffe, James C. Bass (two transactions), John Bello, Christopher J. Reed (nine transactions). Unless otherwise indicated, each late Form 4 filing covered one transaction. None of our officers or directors filed Form 5.

Item 11. Executive Compensation

The following table summarizes all compensation for fiscal years 2019 and 2018 earned by our “Named Executive Officers” during the reported periods:

Name and Principal Position	Year	Salary		Bonus	Stock Awards (1)	All Other Compensation (2)	Total

Norman E. Snyder, Jr.	2018
Chief Executive Officer (Former Chief Operating Officer)	2019	$59,776		-	-	$62,610	$122,386

John J. Bello	2018				$379,540	$123,333	$502,873
(Former Interim Chief Executive Officer, Chairman) (3)	2019				$127,200	$104,167	$231,367

Valentin Stalowir	2018	$312,500		$291,597	$315,578	$6,490	$926,165
Former Chief Executive Officer	2019	$384,632	(4)	-	$749,911	$-	$1,134,543

Christopher J. Reed	2018	$227,000		-	-	-	$227,000
Chief Innovation Officer	2019	$141,875		-	-	-	$141,875

Thomas J. Spisak	2018	-		-	-	-	-
Chief Financial Officer	2019	20,833		-	-	-	20,833

Iris Snyder	2018	$143,109		$24,688	-	$4,121	$171,619
Former Chief Financial Officer	2019	$234,945	(5)	-	-	$6,300	$241,245

Daniel V. Miles	2018	$210,936	(6)	$207,000	-	-	$417,936
Former Chief Financial Officer	2019	$352,240	(7)	-	-	-	$352,240

Stefan Freeman	2018	$225,000		$19,045	$100,000	$7,200	$351,245
Former Chief Operating Officer	2019	$264,398	(8)	-	-	$6,600	$270,998

Neal Cohane	2018	$210,000		$20,146		$3,000	$233,146
(Sr. Vice President Sales)	2019	$210,000				$3,000	$213,000

(1) The amounts represent the fair value for share-based payment awards issued during the year. The award is calculated on the date of grant in accordance with Financial Accounting Standards.

(2) Other compensation includes both cash payments and the estimated value of the use of company assets.

(3) Mr. Bello served as Interim Chief Executive Officer from September 30, 2019 through February 29, 2020. His director compensation was suspended during the period as his service as Interim Chief Executive Officer. Director compensation of $37,500 and consulting fees of $66,667. Mr. Bello was issued 200,000 RSAs as compensation for his services as Interim Chief Executive Officer on February 25, 2020 for his service from September 30, 2019 through February 29, 2020. Pro-rata portion of this award earned during 2019 is included in this table. In 2018, board compensation was $37,500 and consulting fees of $85,833.

(4) Includes severance and vacation payout due to termination in the amount of $100,081.

(5) Includes vacation payout due to termination in the amount of $7,541.

(6) Includes stay bonus and severance in the amount of $80,776.

(7) Includes severance of $352,240

(8) Includes severance and vacation payout due to termination in the amount of $54,686.

Employment Agreements

Norman Snyder

On February 19, 2020, the board promoted Mr. Snyder to the position of Chief Executive Officer, effective March 1, 2020. Mr. Snyder succeeded John Bello who served as Interim Chief Executive Officer from September 30, 2019 through February 29, 2020. The board granted Mr. Snyder a one-time bonus of 150,000 RSAs vesting March 1, 2020, subject to the conditions and limitations of the Company’s Second Amended and Restated 2017 Incentive Compensation Plan, in conjunction with his promotion.

We are in the process of finalizing an amendment to Mr. Snyder’s executive employment agreement dated September 30, 2019 to reflect the terms for his service in his new position as Chief Executive Officer. His base annual salary was increased to $300,000 from $250,000 effective March 1, 2020, the effective date of his promotion to Chief Executive Officer.

Pursuant his employment agreement currently in effect, on February 25, 2020, he received an equity award of 446,000 stock options, one-half scheduled to vest in equal increments on an annual basis for four years and remainder to vest based on performance criteria to be determined by the board of directors (or compensation committee of the board). Mr. Snyder’s performance-based cash bonus was set at a target amount of 30% of base salary for the term of his service as Chief Operating Officer. The agreement provides for acceleration of equity grants triggered by a “change of control”, as defined in the agreement and contains confidentiality, invention assignment and non-solicitation covenants. Mr. Snyder is also eligible to participate in the Company’s benefit plans available to its executive officers.

John J. Bello

On February 19, 2020 the board of directors granted John Bello 200,000 RSAs, vesting March 1, 2020, as compensation for his services as Interim Chief Executive from September 30, 2019 through February 29, 2020.

Thomas J. Spisak

We entered into an at-will employment agreement with Thomas J. Spisak to serve as the Chief Financial Officer of Reed’s, effective December 2, 2019. The agreement may be terminated by the Company or Mr. Spisak, with or without notice and with or without cause, pursuant to the terms of the agreement. Mr. Spisak receives a base salary of $250,000 per year. Mr. Spisak is also eligible to receive performance-based cash bonus at a target amount of 30% of his base salary. Pursuant to his employment agreement, Mr. Spisak received an initial equity award of 150,000 incentive stock options and 150,000 restricted stock awards on March 3, 2020, one-half of the award (75,000 options and 75,000 restricted stock awards) vesting in equal increments on an annual basis for four years and the remainder (75,000 options and 75,000 restricted stock awards) vesting based on performance criteria to be determined by the board of directors or compensation committee. Mr. Spisak is also eligible to participate in Reed’s other benefit plans available to its executive officers. The agreement contains customary confidentiality, non-competition and invention assignment covenants.

Stefan Freeman

On November 22, 2019, we entered into a Separation, Settlement and Release of Claims Agreement with Stefan Freeman, our former Chief Operating Officer in connection with Mr. Freeman’s resignation from his position as Chief Operating Officer of Reed’s and the subsequent termination of his employment effective November 30, 2019. The agreement supersedes and replaces his Employment Agreement dated October 4, 2017 and provides for the payment of certain severance benefits by Reed’s to Mr. Freeman including the following: (a) salary continuation in an amount equal to 7 months’ salary at Mr. Freeman’s base salary rate, less all applicable withholdings and (b) payment of Mr. Freeman’s COBRA premium for earlier of seven months or until commencement of coverage sponsored by subsequent employer (including employer of spouse). In addition, the Separation Agreement contains a general mutual release related to Mr. Freeman’s employment with the Reed’s and customary confidentiality, non-disclosure, non-solicitation and non-disparagement provisions.

Valentin Stalowir

On October 31, 2019, we entered into a Separation, Settlement and Release of Claims Agreement with Valentin Stalowir, our former Chief Executive Officer in connection with Mr. Stalowir’s resignation from his position as Chief Executive Officer of Reed’s and the subsequent termination of his employment on October 31, 2019. The agreement supersedes and replaces his Employment Agreement dated June 28, 2019 (as amended) and provides for the payment of certain severance benefits by Reed’s to Mr. Stalowir including the following: (a) salary continuation in an amount equal to approximately 11 months’ salary at Mr. Stalowir’s base salary rate, less all applicable withholdings; (b) payment of Mr. Stalowir’s COBRA premium for earlier of eleven months or until commencement of coverage sponsored by subsequent employer; (c) memorialization of terms of Mr. Stalowir’s stock options reflecting conversion of 461,554 incentive stock options vested through the Separation Date to an equal number of nonqualified stock options exercisable through October 31, 2022; (d) acceleration of 50,000 shares of common stock of Reed’s underlying previously granted restricted stock awards plus delivery of all previously vested restricted stock awards and (e) payment of certain legal accounting fees and expenses incurred by Mr. Stalowir negotiating his separation. In addition, the agreement contains a general mutual release related to Mr. Stalowir’s employment with the Reed’s customary confidentiality, non-disclosure, non-solicitation and non-disparagement provisions.

Daniel V. Miles

On August 15, 2018, we entered into a Separation, Settlement and Release of Claims Agreement with Daniel V. Miles in connection with Mr. Miles’ resignation from his position as Chief Financial Officer of Reed’s and the termination of his employment. Pursuant to the agreement, for a period of one year, Mr. Miles agreed to make himself available, to the extent reasonably requested by Reed’s, for the purpose of assisting with the transition of his duties, on an hourly basis. The agreement provided for the following payments to Mr. Miles: (a) salary continuation in an amount equal to 12 months’ salary at Mr. Miles’s base salary rate plus annual cash bonus, less all applicable withholdings, and subject to deduction of net compensation received by Mr. Miles from subsequent employment or engagement during this period; (b) payment of the lesser of (i) Mr. Miles’ COBRA premium or (ii) active employee rates payable pursuant to subsequent-employer sponsored health care coverage, for twelve months; and (c) settlement amount in the sum of $207,200.00, paid through the issuance of a promissory note by Reed’s in favor of Mr. Miles, which note matured on August 15, 2019. The agreement memorialized of the terms of Mr. Miles’ currently exercisable stock options at the time. In addition, the agreement contains a general release by Mr. Miles related to Mr. Miles’s employment with the Company, customary confidentiality and non-disclosure provisions and a non-disparagement clause.

Executive Officers without Employment Agreements

Christopher J. Reed is currently paid an annual salary of $113,500. Neal Cohane is paid an annual salary of $210,000. Bonuses for these individuals are discretionary.

Outstanding Equity Awards at Year-End

The following table sets forth information regarding unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2019:

Name and Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Exercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Norman E. Snyder, Jr.
Chief Executive Officer, Former Chief Operating Officer	-	-		-

Valentin Stalowir	371,218				$1.70	1/10/2028
Former Chief Executive Officer	90,286				$1.60	3/28/2028

Christopher J. Reed	40,000				$5.01	1/16/2020
Chief Innovation Officer

Thomas J, Spisak Chief Financial Officer

Iris Snyder
Former Chief Financial Officer

Daniel V. Miles
Former Chief Financial Officer	100,000				$1.60	4/8/2024

Stefan Freeman	30,000				$3.74	10/1/2026
Former Chief Operating Officer

Neal Cohane	40,000				$5.01	1/16/2020
Chief Sales Officer	82,031	46,875	(A)		$1.60	3/28/2028
		93,750	(B)		$1.60	3/28/2028
		140,625	(C)		$1.60	3/28/2028

(A)	These options will vest in 2020.
(B)	These options vest 25% per year beginning in 2020.
(C)	These options vest in accordance with performance criteria established by the board of directors.

Director Compensation

The following table summarizes the compensation paid to our non-employee directors for the year ended December 31, 2019:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
John J. Bello	$104,167	$30,000	-	-	-	$134,167
Lewis Jaffe	$50,000	$30,000	-	-	-	$80,000
Daniel J. Doherty III	$50,000	-	-	-	-	$50,000
James Bass	$50,000	$30,000	-	-	-	$80,000
Scott R. Grossman	$50,000	$30,000	-	-	-	$80,000
Louis Imbrogno, Jr.	$20,833	$2,928	-	-	-	$23,761

(1) The amounts represent the fair value of restricted stock awards granted during the year. The award is calculated on the date of grant in accordance with Financial Accounting Standards, excluding any impact of assumed forfeiture rates. Mr. Bello’s director fees and awards are also reported in the Executive Compensation Table.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 16, 2020 for (i) each Named Executive Officer and director, and (ii) all Named Executive officers and directors as a group and (iii) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock. A person is considered to beneficially own any shares (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 16, 2020. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 16, 2020 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated, the principal address of each listed executive officer and director is 201 Merritt 7 Corporate Park, Norwalk, Connecticut 06851.

[UPDATE TO ADD NEWLY LISTED PERSONS]

Named Beneficial Owner Directors and Named Executive Officers	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
John J. Bello (2)	3,135,005	6.6%
Daniel J. Doherty III (3)	7,899,314	14.9%
Christopher J. Reed (4)	1,515,990	3.2%
Neal Cohane (5)	323,308	0.7%
Norman E. Snyder, Jr.	400,000	0.8%
Lewis Jaffe (6)	197,091	0.4%
James C. Bass (7)	151,292	0.3%
Scott R. Grossman (8)	123,119	0.3%
Louis Imbrogno (9)	39,067	0.1%
Thomas J. Spisak	-	0.0%
Daniel V. Miles	10,000	0.0%
Iris Snyder	41,666	0.1%
Valentin Stalowir (10)	907,603	1.9%
Stefan Freeman	15,725	*
Directors and Named Executive Officers as a group (14 persons)	14,224,428	26.4%
5% or greater stockholders
Raptor/ Harbor Reed SPV LLC (11)	7,879,314	14.9%
Handelsbanken Asset Management	3,375,000	7.1%
Union Square Park Partners	3,024,284	6.4%

* Less than 1%

(1) Based on 47,545,207 shares outstanding as of December 31, 2019.

(2) Includes 183,201 shares issuable upon exercise of currently-exercisable options.

(3) Mr. Doherty has joint voting and dispositive control of the equity securities held by Raptor with another of its principals.

(4) Christopher J. Reed, director and Chief Innovation Officer, and Judy Holloway Reed, are husband and wife and share beneficial ownership of these shares. Mr. Reed is a Named Executive Officer. Ms. Reed is not a Named Executive Officer. Includes 40,000 shares issuable upon exercise of currently-exercisable options.

(5) Includes 122,031 shares issuable upon exercise of currently-exercisable options.

(6) Includes 30,000 shares issuable upon exercise of currently-exercisable options.

(7) Includes 30,000 shares issuable upon exercise of currently-exercisable options.

(8) Includes 30,000 shares issuable upon exercise of currently-exercisable options.

(9) Includes 9,900 shares issuable upon exercise of currently-exercisable options.

(10) Includes 461,554 shares issuable upon exercise of currently-exercisable options.

(11) Principal address is 280 Congress Street, 12th Floor Boston, Massachusetts 02210. Includes 3,143,333 shares of common stock issuable upon exercise of currently-exercisable warrants. Also includes 2,266,667 shares of common stock issuable upon conversion of the Convertible Non-Redeemable Secured Promissory Note in the original principal amount of $3,400,000.

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

If a related person proposes to enter into such a transaction, arrangement or relationship, defined as a “related party transaction,” the related party must report the proposed related party transaction to our Chief Financial Officer. The policy calls for the proposed related party transaction to be reviewed and, if deemed appropriate, approved by the Governance Committee. Our Governance Committee is comprised of John Bello, Lewis Jaffe and Scott R. Grossman. Mr. Jaffe serves as Chairman. The board of directors has determined all of the members of the Governance Committee are independent under the rules of the Nasdaq Stock Market, LLC. If practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the Governance Committee will review, and, in its discretion, may ratify the related party transaction. Any related party transactions that are ongoing in nature will be reviewed annually at a minimum. The related party transactions listed below were reviewed by the full board of directors. Prior to August 2005, we did not have independent directors on our board to review and approve related party transactions. The Governance Committee shall review future related party transactions.

The following includes a summary of transactions since the beginning of fiscal 2019 or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to or better than terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Transactions with California Custom Beverage, LLC, (“CCB”)

On December 31, 2018, the Company completed the sale of the Company’s Los Angeles manufacturing plant to California Custom Beverage, LLC, (“CCB”), an entity owned by Chris Reed, founder, Chief Innovation Officer and a member of our board of directors of Reed’s. By the terms of the sale, CCB was to reimburse the Company for certain costs such as sales tax arising from the transaction and prepayments. Such costs aggregated $195,000 which is reflected as Receivable from Related Party on the accompanying balance sheet as of December 31, 2018, and was collected from CCB during the year ended December 31, 2019.

Beginning in 2019, we are to receive a 5% royalty on CCB’s private label sales to existing customers for three years and a 5% referral fee on CCB’s private label sales to referred customers for three years. For the year ended December 31, 2019, the Company recorded royalty revenue from CCB of $128,000 which is recorded as a receivable at December 31, 2019. In addition, at December 31, 2019, the Company has outstanding receivable from CCB of $228,000 consisting of inventory advances to CCB.

In 2018, we entered into a three-year co-packing agreement with CCB, whereby CCB produces Reed’s beverages in glass bottles at prevailing West Coast market rates. During the year ended December 31, 2019, purchases from CCB under our co-packing agreement amounted to $1,600,00 and at December 31, 2019, accounts payable to CCB totaled $182,000. [Please see correction to date in notes to financials]

Other

Lindsay Martin, daughter of a director of John J. Bello, continued her employment with Reed’s as Vice President of Marketing during the year ended December 31, 2019. She was paid approximately $161,000 for her services in 2019.

Item 14. Principal Accounting Fees and Services

Weinberg & Company, P.A. (“Weinberg”) was our independent registered public accounting firm for the years ended December 31, 2019 and 2018.

The following table shows the fees paid or accrued by us for the audit and other services provided by Weinberg for the years ended December 31, 2019 and 2018:

	2019	2018

Audit Fees	$267,184	$209,723
Audit-Related Fees	-	-
Tax Fees	63,561	31,762
All Other Fees	83,670	28,331
Total	$414,415	$269,816

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

Tax Fees

Weinberg prepared our 2019 and 2018 Federal and state income tax returns.

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

(b) Exhibits

See Item 15(a) (3) above.

(c) Financial Statement Schedules

See Item 15(a) (2) above.

Item 16. Form 10K Summary

The Company has elected not to provide summary information.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2020	REED’S, INC.
a Delaware corporation

	By:	/s/ Norman E. Snyder, Jr.
Norman E. Snyder, Jr.
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Norman E. Snyder, Jr.	Chief Executive Officer,	March 18, 2020
Norman E. Snyder, Jr.	(Principal Executive Officer), Director

/s/ Thomas J. Spisak	Chief Financial Officer	March 18, 2020
Thomas J. Spisak	(Principal Financial Officer)

/s/ John J. Bello	Chairman of the Board	March 18, 2020
John J. Bello

/s/ Christopher J. Reed	Chief Innovation Officer, Director	March 18, 2020
Christopher J. Reed

/s/ Lewis Jaffe	Director	March 18, 2020
Lewis Jaffe

/s/ Daniel J. Doherty III	Director	March 18, 2020
Daniel J. Doherty III

/s/ James C. Bass	Director	March 18, 2020
James C. Bass

/s/ Scott R. Grossman	Director	March 18, 2020
Scott R. Grossman

/s/ Louis Imbrogno, Jr.	Director	March 18, 2020
Louis Imbrogno, Jr.

EXHIBIT INDEX

3.1	Certificate of Incorporation of Reed’s, Inc. as filed September 7, 2001 (Incorporated by reference to Exhibit 3.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.2	Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc. as filed September 27, 2004 (Incorporated by reference to Exhibit 3.2 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.3	Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc. as filed December 18, 2007 (Incorporated by reference to Exhibit 3.3 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))

3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Reed’s, Inc. as filed October 12, 2004 (Incorporated by reference to Exhibit 3.3 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.5	Certificate of Correction to Certificate of Designations as filed November 10, 2004 (Incorporated by reference to Exhibit 3.4 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.6	Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc., as filed October 10, 2017 (Incorporated by reference to Exhibit 3.6 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-221059)

3.7

Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc., as filed December 17, 2018 (Incorporated by reference to Exhibit 10.31 to Reed’s Inc. Annual Report on Form 10K for the year ended December 31, 2018, as filed April 1, 2019)

3.8	Amended and Restated Bylaws of Reed’s Inc. (Incorporated by reference to Exhibit 3.6 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-220184))

3.9	Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc., as filed December 27, 2019, filed herewith.

4.1	Form of common stock certificate (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

4.2	Form of Series A preferred stock certificate (Incorporated by reference to Exhibit 4.2 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

4.3	Form of Warrant issued to investors dated June 2, 2016 (Incorporated by reference to exhibit 4.1 to Reed’s Inc.’s Current Report on Form 8-K as filed June 3, 2016)

4.4	Placement Agent Warrant issued to Maxim Group LLC dated June 2, 2016 (Incorporated by reference to exhibit 4.2 to Reed’s Inc.’s Current Report on Form 8-K as filed June 3, 2016)

4.5	Form of Common Stock Purchase Warrant issued November 9, 2015 (Incorporated by reference to exhibit 10.1 to Reed’s Inc.’s Quarterly Report on Form 10Q for the period ended March 31, 2016, as filed May 11, 2016)

4.6	Form of Common Stock Purchase Warrant issued October 1, 2014 (Incorporated by reference to exhibit 10.4 to Reed’s Inc.’s Quarterly Report on Form 10Q for the period ended March 31, 2016, as filed May 11, 2016)

4.7	Form of 2017-1 Warrant (Incorporated by reference to exhibit 4.1 to Reed’s Inc.’s Current Report on Form 8-K as filed April 24, 2017)

4.8	Form of 2017-2 Warrant (Incorporated by reference to exhibit 4.2 to Reed’s Inc.’s Current Report on Form 8-K as filed April 24, 2017)

4.9	Form of Subordinated Convertible Non-Redeemable Secured Promissory Note dated April 21, 2017 (Incorporated by reference to exhibit 4.3 to Reed’s Inc.’s Current Report on Form 8-K as filed April 24, 2017)

4.10	Form of 2017-3 Warrant (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed July 14, 2017)

4.11	Form of 2017-4 Warrant (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K, filed July 14, 2017)

4.12	Form of Warrant Certificate issued in 2018 rights offering (Incorporated by reference to Exhibit 4.12 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-221059)

4.13	Form of Warrant Agreement (Incorporated by reference to Exhibit 3.6 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-221059)

4.14	Form of Warrant issuable to Raptor/ Harbor Reeds SPV, LLC pursuant to Backstop Agreement (Incorporated by reference to Exhibit 4.14 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-221059)

10.1	Placement Agent Agreement by and between Maxim Group LLC and Reed’s Inc. dated May 26, 2016 (Incorporated by reference to exhibit 10.1 to Reed’s Inc.’s Current Report on Form 8-K as filed June 3, 2016)

10.2	Securities Purchase Agreement by and between Reed’s Inc. and purchasers signatory thereto dated May 26, 2016 (Incorporated by reference to exhibit 10.2 to Reed’s Inc.’s Current Report on Form 8-K as filed June 3, 2016)

10.3	Registration Rights Agreement by and between Reed’s Inc. and purchasers signatory thereto dated May 26, 2016 (Incorporated by reference to exhibit 10.3 to Reed’s Inc.’s Current Report on Form 8-K as filed June 3, 2016)

10.4*	2007 Stock Option Plan (Incorporated by reference to Exhibit 10.22 to Reed’s, Inc.’s Form 10-K filed March 27, 2009)

10.5*	2015 Incentive and Nonstatutory Stock Option Plan (Incorporated by reference to Exhibit 4.2 to Reed’s Inc.’s Registration Statement on Form S-8 (File No. 333-203469), as filed April 17, 2015)

10.6	Amended and Restated Loan and Security Agreement by and between Reed’s Inc. and PMC Financial Services, LLC dated December 5, 2014 (Incorporated by reference to exhibit 10.3 to Reed’s Inc.’s Quarterly Report on Form 10Q for the period ended March 31, 2016, as filed May 11, 2016)

10.7	Amendment Number One Standard Industrial Commercial Single Tenant Lease-Net by and between Reed’s Inc. and 525 South Douglas Street, LLC dated May 7, 2009 (Incorporated by reference to exhibit 10.4 to Reed’s Inc.’s Quarterly Report on Form 10Q for the period ended March 31, 2016, as filed May 11, 2016)

10.8	Securities Purchase Agreement by and between Reed’s Inc. and Raptor/Harbor Reeds SPV LLC dated April 21, 2017 (Incorporated by reference to exhibit 10.1 to Reed’s Inc.’s Current Report on Form 8-K as filed April 24, 2017)

10.9	Second Lien Security Agreement by and between Reed’s Inc. and Raptor/Harbor Reeds SPV LLC dated April 21, 2017 (Incorporated by reference to exhibit 10.2 to Reed’s Inc.’s Current Report on Form 8-K as filed April 24, 2017)

10.10	Form of Registration Rights Agreement by and between Reed’s Inc. and Raptor/Harbor Reeds SPV LLC dated April 21, 2017 (Incorporated by reference to exhibit 10.3 to Reed’s Inc.’s Current Report on Form 8-K as filed April 24, 2017)

10.11	Amendment Number Fifteen to Amended and Restated Loan and Security Agreement between Reed’s Inc. and PMC Financial Services Group, LLC dated April 21, 2017 (Incorporated by reference to exhibit 10.4 to Reed’s Inc.’s Current Report on Form 8-K as filed April 24, 2017)

10.12	Warrant Exercise Agreement by and between Reed’s Inc. and Raptor/Harbor Reeds SPV LLC dated July 13, 2017 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed July 14, 2017)

10.13	Form of Warrant Exercise Agreement by and between Reed’s Inc. and three investors dated July 13, 2017 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed July 14, 2017)

10.14*	Executive Employment Agreement effective as of June 28, 2017 by and between Reed’s Inc. and Valentin Stalowir (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed July 13, 2017)

10.15*	2017 Incentive Compensation Plan (Incorporated by reference to Exhibit 4.2 to Reed’s, Inc.’s Registration Statement on Form S-8 (File No. 333-222741))

10.16	Form of Backstop Agreement by and between Reed’s Inc. and Raptor/ Harbor Reeds SPV, LLC(Incorporated by reference to Exhibit 10.16 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-220184))

10.17*	Executive Employment Agreement by and between Reed’s Inc. and Stefan Freeman dated October 4, 2017 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated September 29, 2019)

10.18	Financing Agreement by and between Reed’s Inc. and Rosenthal & Rosenthal Inc. dated October 4, 2018 (Incorporated by reference to Exhibit 10.1 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2018, as filed November 14, 2018)

10.19	Inventory Security Agreement by and between Reed’s Inc. and Rosenthal & Rosenthal Inc. dated October 4, 2018 (Incorporated by reference to Exhibit 10.2 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2018, as filed November 14, 2018)

10.20	Intellectual Property Security Agreement by and between Reed’s Inc. and Rosenthal & Rosenthal Inc. dated October 4, 2018 (Incorporated by reference to Exhibit 10.3 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2018, as filed November 14, 2018)

10.21	Security Interest (short form) by Reed’s Inc. in favor of Rosenthal & Rosenthal Inc. dated October 4, 2018 (Incorporated by reference to Exhibit 10.4 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2018, as filed November 14, 2018)

10.22	Subordination Agreement by and among Rosenthal & Rosenthal Inc., Raptor/Harbor Reeds SPV LLC and Reed’s Inc. dated October 4, 2018 (Incorporated by reference to Exhibit 10.5 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2018, as filed November 14, 2018)

10.23	First Amendment to Securities Purchase Agreement and Transaction Documents by and between Raptor/Harbor Reeds SPV LLC and Reed’s Inc. dated October 4, 2018 (Incorporated by reference to Exhibit 10.6 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2018, as filed November 14, 2018)

10.24	Sublease Agreement by and between Reed’s Inc., Merritt 7 Venture L.L.C., and GE Capital US Holdings, Inc., dated September 1, 2018 (Incorporated by reference to Exhibit 10.7 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2018, as filed November 14, 2018)

10.25*	Separation, Settlement and Release of Claims Agreement by and between Reed’s Inc. and Daniel V. Miles dated August 15, 2018 (Incorporated by reference to Exhibit 10.8 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2018, as filed November 14, 2018)

10.26	Amendment to Transaction Documents dated December 18, 2018 by and between Reed’s Inc. and Raptor Harbor Reed’s SPV LLC, previously filed with this registration statement on Form S-3.

10.27	Asset Purchase Agreement by and between Reed’s Inc. and California Custom Beverage LLC dated December 31, 2018 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, as amended, dated December 31, 2018)

10.28	Assignment and Assumption of Lease and Consent of Lessor by and between Reed’s Inc. and California Custom Beverage LLC dated December 31, 2018. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, as amended, dated December 31, 2018)

10.29	Transition Services Agreement by and between Reed’s Inc. and California Custom Beverage LLC dated December 31, 2018. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, as amended, dated December 31, 2018)

10.30	Referral Agreement by and between Reed’s Inc. and California Custom Beverage LLC dated December 31, 2018 (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, as amended, dated December 31, 2018)

10.31	Form of Indemnification Agreement by and between the Company and officers and directors, (Incorporated by reference to Exhibit 10.31 to Reed’s Inc. Annual Report on Form 10K for the year ended December 31, 2018, as filed April 1, 2019)

10.32*	Amendment No. 1 to Employment Agreement by and between Reed’s Inc. and Valentin Stalowir dated September 29, 2019 (Incorporated by reference to Exhibit 10.3 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2019, as filed November 13, 2019)

10.33*	Employment Agreement by and between Reed’s Inc. and Norman Snyder dated September 30, 2019 (Incorporated by reference to Exhibit 10.2 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2019, as filed November 13, 2019)

10.34	Manufacturing and Distribution Agreement by and between Reed’s Inc. and B C Marketing Concepts Inc., dba Full Sail Brewing Company dated October 11, 2019 (Incorporated by reference to Exhibit 10.3 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2019, as filed November 13, 2019)

10.35	Recipe Development Agreement Reed’s Inc. and B C Marketing Concepts Inc., dba Full Sail Brewing Company dated October 11, 2019 (Incorporated by reference to Exhibit 10.4 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2019, as filed November 13, 2019)

10.36*	Separation, Settlement and Release of Claims Agreement between Reed’s Inc. and Valentin Stalowir dated October 31, 2019 (Incorporated by reference to Exhibit 10.5 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2019, as filed November 13, 2019)

10.37*	Separation, Settlement and Release of Claims Agreement by and between Reed’s Inc. and Stefan Freeman dated November 22, 2019 filed herewith.

10.38*	Executive Employment Agreement by and between Reed’s Inc. and Thomas J. Spisak dated December 2, 2019 filed herewith.

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-157359))

21.	Subsidiaries of Reed’s, Inc., filed herewith.

23.1	Consent of Weinberg & Co., P.A., filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

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

