Form 10-K/A
period 2019-12-31
REED'S, INC.
filed 2020-04-08
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Reed’s, Inc. (the “Company” or “Reed’s”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) pursuant to General Instruction G(3) to Form 10-K, which amends and supplements our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2020 (the “Form 10-K”). This Form 10-K/A corrects errors in Part III, Item 12 and updates the information contained in Part IV, Item 15 to file exhibits 4.15 and 10.39 to this Form 10-K/A and to re-file required updated certifications under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, the Company is not including the individual certification pursuant to Section 302 regarding financial statements, regarding disclosure control procedures, or regarding internal controls over financial reporting. Additionally, because no financial statements are contained within this Form 10-K/A, the Company is not required to file the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Form 10-K.

PART III

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 18, 2020 for (i) each Named Executive Officer and director, and (ii) all Named Executive officers and directors as a group and (iii) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock. A person is considered to beneficially own any shares (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 18, 2020. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 18, 2020 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated, the principal address of each listed executive officer and director is 201 Merritt 7 Corporate Park, Norwalk, Connecticut 06851.

Named Beneficial Owner Directors and Named Executive Officers	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
John J. Bello (2)	6,288,201	13.2%
Daniel J. Doherty III (3)	7,899,314	14.9%
Christopher J. Reed (4)	1,515,990	3.2%
Neal Cohane (5)	323,308	*
Norman E. Snyder, Jr.	400,000	*
Lewis Jaffe (6)	197,091	*
James C. Bass (7)	151,292	*
Scott R. Grossman (8)	123,119	*
Louis Imbrogno (9)	39,067	*
Thomas J. Spisak	-	*
Daniel V. Miles	-	*
Iris Snyder	41,666	*
Valentin Stalowir (10)	907,603	1.9%
Stefan Freeman	15,725	*
Directors and Named Executive Officers as a group (14 persons)	17,902,376	33.5%
5% or greater stockholders
Raptor/ Harbor Reed SPV LLC (11)	7,879,314	14.9%
Handelsbanken Asset Management	3,375,000	7.1%
Union Square Park Partners	3,024,284	6.4%

* Less than 1%

(1) Based on 47,545,207 shares outstanding as of December 31, 2019.

(2) Includes 183,201 shares issuable upon exercise of currently-exercisable options and warrants within 60 days. Includes 2,949,786 shares held directly by the Bello Family Limited Partnership and 2,413,877 shares held by the John and Nancy Bello Revocable Trust. John Bello is the trustee of both of these entities and exercises voting and dispositive control over these shares.

(3) Mr. Doherty has joint voting and dispositive control of the equity securities held by Raptor/ Harbor Reed SPV, LLC with other of its principals. Includes 3,143,333 shares of common stock issuable upon exercise of currently-exercisable warrants held by Raptor/ Harbor Reed SPV, LLC. Includes 2,266,667 shares of common stock issuable upon conversion by Raptor/ Harbor Reed SPV, LLC of the Convertible Non-Redeemable Secured Promissory Note in the original principal amount of $3,400,000.

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

EXHIBIT INDEX

3.1	Certificate of Incorporation of Reed’s, Inc. as filed September 7, 2001 (Incorporated by reference to Exhibit 3.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.2	Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc. as filed September 27, 2004 (Incorporated by reference to Exhibit 3.2 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.3	Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc. as filed December 18, 2007 (Incorporated by reference to Exhibit 3.3 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-156908))

3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Reed’s, Inc. as filed October 12, 2004 (Incorporated by reference to Exhibit 3.3 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.5	Certificate of Correction to Certificate of Designations as filed November 10, 2004 (Incorporated by reference to Exhibit 3.4 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

3.6	Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc., as filed October 10, 2017 (Incorporated by reference to Exhibit 3.6 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-221059)

3.7	Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc., as filed December 17, 2018 (Incorporated by reference to Exhibit 10.31 to Reed’s Inc. Annual Report on Form 10K for the year ended December 31, 2018, as filed April 1, 2019)

3.8	Amended and Restated Bylaws of Reed’s Inc. filed herewith

3.9	Certificate of Amendment of Certificate of Incorporation of Reed’s, Inc., as filed December 27, 2019**

4.1	Form of common stock certificate (Incorporated by reference to Exhibit 4.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

4.2	Form of Series A preferred stock certificate (Incorporated by reference to Exhibit 4.2 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-120451))

4.3	Form of Warrant issued to investors dated June 2, 2016 (Incorporated by reference to exhibit 4.1 to Reed’s Inc.’s Current Report on Form 8-K as filed June 3, 2016)

4.4	Placement Agent Warrant issued to Maxim Group LLC dated June 2, 2016 (Incorporated by reference to exhibit 4.2 to Reed’s Inc.’s Current Report on Form 8-K as filed June 3, 2016)

4.5	Form of Common Stock Purchase Warrant issued November 9, 2015 (Incorporated by reference to exhibit 10.1 to Reed’s Inc.’s Quarterly Report on Form 10Q for the period ended March 31, 2016, as filed May 11, 2016)

4.6	Form of Common Stock Purchase Warrant issued October 1, 2014 (Incorporated by reference to exhibit 10.4 to Reed’s Inc.’s Quarterly Report on Form 10Q for the period ended March 31, 2016, as filed May 11, 2016)

4.7	Form of 2017-1 Warrant (Incorporated by reference to exhibit 4.1 to Reed’s Inc.’s Current Report on Form 8-K as filed April 24, 2017)

4.8	Form of 2017-2 Warrant (Incorporated by reference to exhibit 4.2 to Reed’s Inc.’s Current Report on Form 8-K as filed April 24, 2017)

4.9	Form of Subordinated Convertible Non-Redeemable Secured Promissory Note dated April 21, 2017 (Incorporated by reference to exhibit 4.3 to Reed’s Inc.’s Current Report on Form 8-K as filed April 24, 2017)

4.10	Form of 2017-3 Warrant (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed July 14, 2017)

4.11	Form of 2017-4 Warrant (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K, filed July 14, 2017)

4.12	Form of Warrant Certificate issued in 2018 rights offering (Incorporated by reference to Exhibit 4.12 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-221059)

4.13	Form of Warrant Agreement (Incorporated by reference to Exhibit 3.6 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-221059)

4.14	Form of Warrant issuable to Raptor/ Harbor Reeds SPV, LLC pursuant to Backstop Agreement (Incorporated by reference to Exhibit 4.14 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-221059)

4.15	Description of Registrant’s Securities, filed herewith.

10.1	Placement Agent Agreement by and between Maxim Group LLC and Reed’s Inc. dated May 26, 2016 (Incorporated by reference to exhibit 10.1 to Reed’s Inc.’s Current Report on Form 8-K as filed June 3, 2016)

10.2	Securities Purchase Agreement by and between Reed’s Inc. and purchasers signatory thereto dated May 26, 2016 (Incorporated by reference to exhibit 10.2 to Reed’s Inc.’s Current Report on Form 8-K as filed June 3, 2016)

10.3	Registration Rights Agreement by and between Reed’s Inc. and purchasers signatory thereto dated May 26, 2016 (Incorporated by reference to exhibit 10.3 to Reed’s Inc.’s Current Report on Form 8-K as filed June 3, 2016)

10.4*	2007 Stock Option Plan (Incorporated by reference to Exhibit 10.22 to Reed’s, Inc.’s Form 10-K filed March 27, 2009)

10.5*	2015 Incentive and Nonstatutory Stock Option Plan (Incorporated by reference to Exhibit 4.2 to Reed’s Inc.’s Registration Statement on Form S-8 (File No. 333-203469), as filed April 17, 2015)

10.6	Amended and Restated Loan and Security Agreement by and between Reed’s Inc. and PMC Financial Services, LLC dated December 5, 2014 (Incorporated by reference to exhibit 10.3 to Reed’s Inc.’s Quarterly Report on Form 10Q for the period ended March 31, 2016, as filed May 11, 2016)

10.7	Amendment Number One Standard Industrial Commercial Single Tenant Lease-Net by and between Reed’s Inc. and 525 South Douglas Street, LLC dated May 7, 2009 (Incorporated by reference to exhibit 10.4 to Reed’s Inc.’s Quarterly Report on Form 10Q for the period ended March 31, 2016, as filed May 11, 2016)

10.8	Securities Purchase Agreement by and between Reed’s Inc. and Raptor/Harbor Reeds SPV LLC dated April 21, 2017 (Incorporated by reference to exhibit 10.1 to Reed’s Inc.’s Current Report on Form 8-K as filed April 24, 2017)

10.9	Second Lien Security Agreement by and between Reed’s Inc. and Raptor/Harbor Reeds SPV LLC dated April 21, 2017 (Incorporated by reference to exhibit 10.2 to Reed’s Inc.’s Current Report on Form 8-K as filed April 24, 2017)

10.10	Form of Registration Rights Agreement by and between Reed’s Inc. and Raptor/Harbor Reeds SPV LLC dated April 21, 2017 (Incorporated by reference to exhibit 10.3 to Reed’s Inc.’s Current Report on Form 8-K as filed April 24, 2017)

10.11	Amendment Number Fifteen to Amended and Restated Loan and Security Agreement between Reed’s Inc. and PMC Financial Services Group, LLC dated April 21, 2017 (Incorporated by reference to exhibit 10.4 to Reed’s Inc.’s Current Report on Form 8-K as filed April 24, 2017)

10.12	Warrant Exercise Agreement by and between Reed’s Inc. and Raptor/Harbor Reeds SPV LLC dated July 13, 2017 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed July 14, 2017)

10.13	Form of Warrant Exercise Agreement by and between Reed’s Inc. and three investors dated July 13, 2017 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed July 14, 2017)

10.14*	Executive Employment Agreement effective as of June 28, 2017 by and between Reed’s Inc. and Valentin Stalowir (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed July 13, 2017)

10.15*	2017 Incentive Compensation Plan (Incorporated by reference to Exhibit 4.2 to Reed’s, Inc.’s Registration Statement on Form S-8 (File No. 333-222741))

10.16	Form of Backstop Agreement by and between Reed’s Inc. and Raptor/ Harbor Reeds SPV, LLC(Incorporated by reference to Exhibit 10.16 to Reed’s, Inc.’s Registration Statement on Form S-1 (File No. 333-220184))

10.17*	Executive Employment Agreement by and between Reed’s Inc. and Stefan Freeman dated October 4, 2017 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated September 29, 2019)

10.18	Financing Agreement by and between Reed’s Inc. and Rosenthal & Rosenthal Inc. dated October 4, 2018 (Incorporated by reference to Exhibit 10.1 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2018, as filed November 14, 2018)

10.19	Inventory Security Agreement by and between Reed’s Inc. and Rosenthal & Rosenthal Inc. dated October 4, 2018 (Incorporated by reference to Exhibit 10.2 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2018, as filed November 14, 2018)

10.20	Intellectual Property Security Agreement by and between Reed’s Inc. and Rosenthal & Rosenthal Inc. dated October 4, 2018 (Incorporated by reference to Exhibit 10.3 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2018, as filed November 14, 2018)

10.21	Security Interest (short form) by Reed’s Inc. in favor of Rosenthal & Rosenthal Inc. dated October 4, 2018 (Incorporated by reference to Exhibit 10.4 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2018, as filed November 14, 2018)

10.22	Subordination Agreement by and among Rosenthal & Rosenthal Inc., Raptor/Harbor Reeds SPV LLC and Reed’s Inc. dated October 4, 2018 (Incorporated by reference to Exhibit 10.5 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2018, as filed November 14, 2018)

10.23	First Amendment to Securities Purchase Agreement and Transaction Documents by and between Raptor/Harbor Reeds SPV LLC and Reed’s Inc. dated October 4, 2018 (Incorporated by reference to Exhibit 10.6 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2018, as filed November 14, 2018)

10.24	Sublease Agreement by and between Reed’s Inc., Merritt 7 Venture L.L.C., and GE Capital US Holdings, Inc., dated September 1, 2018 (Incorporated by reference to Exhibit 10.7 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2018, as filed November 14, 2018)

10.25*	Separation, Settlement and Release of Claims Agreement by and between Reed’s Inc. and Daniel V. Miles dated August 15, 2018 (Incorporated by reference to Exhibit 10.8 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2018, as filed November 14, 2018)

10.26	Amendment to Transaction Documents dated December 18, 2018 by and between Reed’s Inc. and Raptor Harbor Reed’s SPV LLC (Incorporated by reference to Exhibit 10.25 to Registration Statement on Form S-3 (File No. (333-229105)) as filed December 31, 2018)

10.27	Asset Purchase Agreement by and between Reed’s Inc. and California Custom Beverage LLC dated December 31, 2018 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, as amended, dated December 31, 2018)

10.28	Assignment and Assumption of Lease and Consent of Lessor by and between Reed’s Inc. and California Custom Beverage LLC dated December 31, 2018. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, as amended, dated December 31, 2018)

10.29	Transition Services Agreement by and between Reed’s Inc. and California Custom Beverage LLC dated December 31, 2018. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, as amended, dated December 31, 2018)

10.30	Referral Agreement by and between Reed’s Inc. and California Custom Beverage LLC dated December 31, 2018 (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, as amended, dated December 31, 2018)

10.31	Form of Indemnification Agreement by and between the Company and officers and directors, (Incorporated by reference to Exhibit 10.31 to Reed’s Inc. Annual Report on Form 10K for the year ended December 31, 2018, as filed April 1, 2019)

10.32*	Amendment No. 1 to Employment Agreement by and between Reed’s Inc. and Valentin Stalowir dated September 29, 2019 (Incorporated by reference to Exhibit 10.3 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2019, as filed November 13, 2019)

10.33*	Employment Agreement by and between Reed’s Inc. and Norman Snyder dated September 30, 2019 (Incorporated by reference to Exhibit 10.2 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2019, as filed November 13, 2019)

10.34	Manufacturing and Distribution Agreement by and between Reed’s Inc. and B C Marketing Concepts Inc., dba Full Sail Brewing Company dated October 11, 2019 (Incorporated by reference to Exhibit 10.3 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2019, as filed November 13, 2019)

10.35	Recipe Development Agreement Reed’s Inc. and B C Marketing Concepts Inc., dba Full Sail Brewing Company dated October 11, 2019 (Incorporated by reference to Exhibit 10.4 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2019, as filed November 13, 2019)

10.36*	Separation, Settlement and Release of Claims Agreement between Reed’s Inc. and Valentin Stalowir dated October 31, 2019 (Incorporated by reference to Exhibit 10.5 to Reed’s Inc. Quarterly Report on Form 10Q for the period ended September 30, 2019, as filed November 13, 2019)

10.37*	Separation, Settlement and Release of Claims Agreement by and between Reed’s Inc. and Stefan Freeman dated November 22, 2019 **

10.38*	Executive Employment Agreement by and between Reed’s Inc. and Thomas J. Spisak dated December 2, 2019 **

10.39	Form of Non-Employee Director Nonstatutory Stock Option Agreement (Incorporated by reference to exhibit 10.1 to Reed’s Inc.’s Current Report on Form 8-K dated March 31, 2020)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Reed’s, Inc.’s Registration Statement on Form SB-2 (File No. 333-157359))

21.	Subsidiaries of Reed’s, Inc. **

23.1	Consent of Weinberg & Co., P.A. **

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

**	Previously submitted with Form 10-K.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reed’s, Inc.

By:	/s/ Thomas J. Spisak
Thomas J. Spisak
Chief Financial Officer

Date: April 8, 2020

