Form 10-Q
period 2020-03-31
REED'S, INC.
filed 2020-05-12
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large Accelerated Filer [ ]	Accelerated Filer [X]	Non-Accelerated Filer (do not check if Smaller Reporting Company) [ ]
Smaller Reporting Company [X]	Emerging Growth Company [ ]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 62,928,540 shares of Common Stock outstanding as of April 30, 2020.

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

i

ii

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S INC.

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$28	$913
Accounts receivable, net of allowance for doubtful accounts and returns and discounts of $282 and $375, respectively	4,018	2,099
Receivable from related party	230	356
Inventory, net of reserve for obsolescence of $262 and $646, respectively	7,990	10,508
Prepaid expenses and other current assets	911	420
Total current assets	13,177	14,296

Property and equipment, net of accumulated depreciation of $520 and $482, respectively	1,026	1,053
Equipment held for sale, net of impairment reserves of $96 and $96, respectively	67	67
Intangible assets	576	576
Total assets	$14,846	$15,992

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,500	$5,539
Accrued expenses	624	646
Revolving line of credit	4,785	3,177
Current portion of leases payable	95	49
Total current liabilities	10,004	9,411

Leases payable, less current portion	662	737
Convertible note to a related party	4,831	4,689
Warrant liability	2	8
Total liabilities	15,499	14,845

Stockholders’ equity (deficit):
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 100,000,000 and 100,000,000 shares authorized, respectively; 47,595,206 and 47,595,206 shares issued and outstanding, respectively	5	5
Common stock issuable, 350,000 shares at March 31, 2020	285	-
Additional paid in capital	78,091	77,596
Accumulated deficit	(79,128)	(76,548)
Total stockholders’ equity (deficit)	(653)	1,147
Total liabilities and stockholders’ equity (deficit)	$14,846	$15,992

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three months Ended March 31, 2020 and 2019

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended
	2020	2019
Net Sales	$9,523	$8,449
Cost of goods sold	6,653	5,945
Gross profit	2,870	2,504

Operating expenses:
Delivery and handling expense	1,263	1,030
Selling and marketing expense	1,925	2,015
General and administrative expense	1,932	2,371
Gain on sale of assets	-	(30)
Total operating expenses	5,120	5,386

Loss from operations	(2,250)	(2,882)

Interest expense	(336)	(335)
Change in fair value of warrant liability	6	(47)

Net loss	$(2,580)	$(3,264)

Net loss per share – basic and diluted	$(0.05)	$(0.11)

Weighted average number of shares outstanding – basic and diluted	47,595,206	29,103,645

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three months Ended March 31, 2020 and 2019

(Unaudited)

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	47,595,206	$5	9,411	$94	-	$-	$77,596	$(76,548)	$1,147
Fair value of vested options							495		495
Fair value of vested restricted shares granted to officers					350,000	285			285
Net Loss	-	-	-	-	-	-	-	(2,580)	(2,580)
Balance, March 31, 2020	47,595,206	$5	9,411	$94	350,000	$285	$78,091	$(79,128)	$(653)

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2018	25,729,461	$3	9,411	$94	-	$-	$53,591	$(60,431)	$(6,743)
Fair value of vested options							412		412
Shares granted to Directors for services	17,652						44		44
Fair value of vested restricted shares granted to an officer							150		150
Common shares issued pursuant to the rights offering, net of offering costs	7,733,750						14,867		14,867
Exercise of warrants	33,084						46		46
Net Loss	-	-	-	-	-	-	-	(3,264)	(3,264)
Balance, March 31, 2019	33,513,947	$3	9,411	$94	0	$-	$69,110	$(63,695)	$5,512

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three months Ended March 31, 2020 and 2019

(Unaudited)

(Amounts in thousands)

	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net loss	$(2,580)	$(3,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12	13
Gain on sale of property & equipment	-	(30)
Amortization of debt discount	96	75
Amortization of right of use assets	37	23
Fair value of vested options	495	412
Fair value of vested restricted shares granted to officers	285	-
Common stock issued for services	-	194
Decrease in allowance for doubtful accounts	(93)	(175)
Decrease in inventory reserve	(384)	(84)
Change in fair value of warrant liability	(6)	47
Accrual of interest on convertible note to a related party	142	126
Lease liability	(7)	(4)
Changes in operating assets and liabilities:
Accounts receivable	(1,826)	(668)
Inventory	2,902	(3,268)
Prepaid expenses and other assets	(365)	(314)
Accounts payable	(1,038)	(1,459)
Accrued expenses	(22)	(380)
Net cash used in operating activities	(2,352)	(8,756)
Cash flows from investing activities:
Proceeds from sale of property and equipment	-	30
Purchase of property and equipment	(22)	(52)
Net cash used in investing activities	(22)	(22)
Cash flows from financing activities:
Borrowings on line of credit	9,188	18,696
Repayments of line of credit	(7,677)	(22,992)
Repayment of amounts due to/from officers	-	195
Principal repayments on capital lease obligation	(22)	(8)
Exercise of warrants	-	46
Proceeds from sale of common stock	-	14,867
Net cash provided by financing activities	1,489	10,804

Net increase (decrease) in cash	(885)	2,026
Cash at beginning of period	913	624
Cash at end of period	$28	$2,650

Supplemental disclosures of cash flow information:
Cash paid for interest	$98	$135

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three months Ended March 31, 2020 and 2019 (Unaudited)

(In thousands, except share and per share amounts)

1. Basis of Presentation and Liquidity

The accompanying interim condensed financial statements of Reed’s, Inc. (the “Company”, “we”, “us”, or “our”), are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position at March 31, 2020 and the results of operations and cash flows for the three months ended March 31, 2020 and 2019. The balance sheet as of December 31, 2019 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 18, 2020 and amended on April 8, 2020.

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2020.

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, has adversely affected workforces, customers, economies, and financial markets globally. It has also disrupted the normal operations of many businesses, including ours. This outbreak could decrease spending, adversely affect demand for our product and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time.

Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

For the three months ended March 31, 2020, the Company recorded a net loss of $2,580 and used cash in operations of $2,352. As of March 31, 2020, we had a cash balance of $28 with borrowing capacity of $2,961, a stockholder’s deficit of $653 and a working capital of $3,173, compared to a cash balance of $913 with borrowing capacity of $3,235, stockholders’ equity of $1,147 and a working capital of $4,885 at December 31, 2019.

In April 2020, the Company conducted a public offering of 15,333,334 shares of its common shares at a public offering price of $0.375 per share. The net proceeds to the Company from this offering are $5,362, after deducting underwriting discounts and commissions and other offering expenses. Proceeds from the offering will provide capital for working capital, and general corporate purposes. On April 29, 2020, the Company received loan proceeds in the amount of $770 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “Cares Act”), which was enacted on March 27, 2020.

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

Loss per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive.

For the periods ended March 31, 2020 and 2019, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	March 31, 2020	March 31, 2019
Convertible note to a related party	2,266,667	2,266,667
Warrants	6,413,782	6,827,167
Common stock equivalent of Series A Convertible Preferred stock	37,644	37,644
Common stock issuable	350,000	-
Unvested restricted common stock	150,000	598,370
Options	4,683,380	4,331,234
Total	13,901,473	14,061,082

The Series A Convertible Preferred Stock is convertible into Common shares at the rate of 1:4.

Stock Compensation Expense

The Company periodically issues stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on ASC 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company recognizes the fair value of stock-based compensation within its Statements of Operations with classification depending on the nature of the services rendered.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs aggregated $302 and $307 for the three months ended March 31, 2020 and 2019, respectively.

Concentrations

Gross sales. During the three months ended March 31, 2020, the Company’s two largest customers accounted for 22% and 14% of gross sales, respectively. During the three months ended March 31, 2019, the Company’s two largest customers accounted for 25% and 9% of gross sales, respectively. No other customers exceeded 10% of sales in either period.

Accounts receivable. As of March 31, 2020, the Company had accounts receivable from three customers which comprised 18%, 14%, and 10% of its gross accounts receivable, respectively. As of December 31, 2019, the Company had accounts receivable from one customer which comprised 14% of its gross accounts receivable.

Purchases from vendors. During the three months ended March 31, 2020, the Company’s largest vendor accounted for approximately 10% of all purchases. During the three months ended March 31, 2019, the Company’s two largest vendors accounted for approximately 17% and 13% of all purchases, respectively. No other customers exceeded 10% of all purchases in either periods.

Accounts payable. As of March 31, 2020, the Company’s two largest vendors accounted for 16% and 10% of the total accounts payable, respectively. As of December 31, 2019, the Company’s largest three vendors accounted for 19%, 15% and 14% of the total accounts payable, respectively.

Fair Value of Financial Instruments

The Company uses various inputs in determining the fair value of its financial assets and liabilities and measures these assets on a recurring basis. Financial assets recorded at fair value are categorized by the level of subjectivity associated with the inputs used to measure their fair value. ASC 820 defines the following levels of subjectivity associated with the inputs:

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

As of March 31, 2020, and December 31, 2019, the Company’s balance sheets included Level 2 liabilities comprised of the fair value of warrant liabilities aggregating $2 and $8, respectively (see Note 9).

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

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

3. Inventory

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, and net of reserves is comprised of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials and packaging	$4,473	$4,261
Finished products	3,517	6,247
Total	$7,990	$10,508

The Company has recorded a reserve for slow moving and potentially obsolete inventory. The reserve at March 31, 2020, and December 31, 2019, was $262 and $646, respectively.

4. Property and Equipment

Property and equipment is comprised of the following (in thousands):

	March 31, 2020	December 31, 2019
Right-of-use assets under operating leases	$730	$730
Right-of-use assets under finance leases	168	179
Computer hardware and software	648	626
Total cost	1,546	1,535
Accumulated depreciation and amortization	(520)	(482)
Net book value	$1,026	$1,053

Depreciation expense for the three months ended March 31, 2020 and 2019 was $12 and $13, respectively.

Equipment held for sale consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Equipment held for sale	$163	$163
Reserve	(96)	(96)
Net book value	$67	$67

The balance as of March 31, 2020, and December 31, 2019, consists of residual manufacturing equipment, at estimated net realizable value, which management anticipates selling during 2020.

5. Intangible Assets

Intangible assets are comprised of brand names acquired, specifically Virgil’s. They have been assigned an indefinite life, as we currently anticipate that they will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life remains appropriate. We first assess qualitative factors to determine whether it is more likely than not that the asset is impaired. If further testing is necessary, we compare the estimated fair value of our asset with its book value. If the carrying amount of the asset exceeds its fair value, as determined by the discounted cash flows expected to be generated by the asset, an impairment loss is recognized in an amount equal to that excess. Based on management’s measurement, there were no indications of impairment at March 31, 2020.

6. Line of Credit

Amounts outstanding under the Company’s credit facilities are as follows (in thousands):

	March 31, 2020	December 31, 2019
Line of Credit	$5,173	$3,661
Capitalized finance costs	(388)	(484)
Net balance	$4,785	$3,177

On October 4, 2018, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. The financing agreement provides a maximum borrowing capacity of $13,000. Borrowings are based on a formula of eligible accounts receivable and inventories (the “permitted borrowings”) plus advances (an “over-advance”) of up to $4,000 in excess of permitted borrowings. At March 31, 2020, the unused borrowing capacity under the financing agreement was $2,961. The line of credit matures on April 20, 2021.

Borrowings under the Rosenthal financing agreement bear interest at the greater of prime or 4.75%, plus an additional 2% to 3.5% depending upon whether the borrowing is based upon receivables, inventory or is an over-advance. The effective interest rate as of March 31, 2020 on outstanding borrowings was 7.2%. Additionally, the line of credit is subject to monthly facility and administration fees, and aggregate minimum monthly fees (including interest) of $4.

The line of credit is secured by substantially all of the assets excluding intellectual property of the Company. Additionally, any over-advance is guaranteed by an irrevocable stand-by letter of credit in the amount of $1,500, issued by Daniel J. Doherty III and the Daniel J. Doherty, III 2002 Family Trust, affiliates of Raptor/Harbor Reeds SPV LLC (“Raptor”). The over-advance is secured by all of Reed’s intellectual property collateral. Raptor beneficially owns 11.6% of the Company’s outstanding common stock as of March 31, 2020. Mr. Doherty is a member of the Company’s Board of Directors. In the event of a default under the financing agreement, Raptor has a put option to purchase from Rosenthal the entire amount of any outstanding over-advance plus accrued interest, prior to Rosenthal declaring an event of default under the financing agreement. If Raptor exercises the option, Rosenthal will release its first priority security interest on all intellectual property collateral of the Company to Raptor and terminate the letter of credit.

As part of the financing agreement in 2018, the Company amended and restated a subordinated convertible non-redeemable secured note to Raptor, to provide for additional advances of up to $4,000 in the event that Raptor exercises its put option described above (see Note 7). Consequently, the exercise price of 750,000 of Raptor’s outstanding warrants to purchase the Company’s common stock was reduced from $1.50 to $1.10, resulting in an increase in the fair value of the warrants of $161. This amount has been reflected as a capitalized finance cost and is being amortized over the life of the financing agreement.

The financing agreement with Rosenthal includes customary restrictions that limit our ability to engage in certain types of transactions, including our ability to utilize tangible and intangible assets as collateral for other indebtedness. Additionally, the agreement contains a financial covenant that requires us to meet certain minimum working capital and tangible net worth thresholds as of the end of each quarter. We were in compliance with the terms of our agreement with Rosenthal as of March 31, 2020.

In 2018, the Company incurred $882 of direct costs in conjunction with the initial financing agreement, consisting primarily of broker, bank and legal fees, and $161 cost of warrant modification. The Company annually incurs an additional $130 of fees from the bank, which is equal to 1% of the $13,000 borrowing limit. These costs have been capitalized and recorded as a debt discount and are being amortized over the 2.5 year life of the Rosenthal agreement. Amortization of debt discount was $96 and $75 for the three months ended March 31, 2020 and 2019, respectively.

7. Convertible Note to a Related Party

The Convertible Note to a Related Party consists of the following (in thousands):

	March 31, 2020	December 31, 2019
12% Convertible Note Payable	$3,400	$3,400
Accrued Interest	1,431	1,289
Total obligation	$4,831	$4,689

On April 21, 2017, pursuant to a Securities Purchase Agreement, the Company issued a secured, convertible, subordinated, non-redeemable note in the principal amount of $3,400 (the “Raptor Note”) and warrants to purchase 1,416,667 shares of common stock. The purchaser, Raptor/Harbor Reeds SPV LLC (“Raptor”), beneficially owned approximately 11.6% and 14.9% of the Company’s common stock at March 31, 2020 and December 31, 2019, respectively.

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

ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. During the three months ended March 31, 2020, the Company reflected amortization of right of use asset of $32 related to these leases, resulting in a net asset balance of $661 as of March 31, 2020.

In accordance with ASU 2016-02, the right-of-use assets are being amortized over the life of the underlying leases.

As of December 31, 2019, liabilities recorded under finance leases and operating leases were $89 and $697, respectively. During the three months ended March 31, 2020, the Company made payments of $22 towards finance lease liability and $7 towards operating lease liability. As of March 31, 2020, liability under finance lease amounted to $67 and liability under operating lease amounted to $690, of which $66 and $29 were reflected as current due, under finance leases and operating leases, respectively.

As of March 31, 2020, the weighted average remaining lease terms for operating lease and finance lease are 4.76 years and 0.75 years, respectively. The weighted average discount rate for operating lease is 12.6% and 6.93% for finance lease.

9. Warrant Liability

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

The fair value of the warrant liability was determined using the Black-Scholes-Merton option pricing model at March 31, 2020 and December 31, 2019, using the following assumptions:

	March 31, 2020	December 31, 2019

Stock Price	$0.48	$0.91
Risk free interest rate	1.69%	1.95%
Expected volatility	99.39%	83.36%
Expected life in years	1.17	1.42
Expected dividend yield	0%	0%
Number of Warrants containing fundamental transaction provisions	138,762	138,762
Fair Value of Warrants	$2	$8

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

The following table sets forth a summary of the changes in the estimated fair value of the warrant liability during the three months ended March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Beginning Balance	$8	$38
Change in fair value	(6)	47
Ending balance	$2	$85

10. Stock-Based Compensation

Restricted common stock

The following table summarizes restricted stock activity during the three months ended March 31, 2020:

	Unvested Shares	Issuable Shares	Fair Value at Date of Issuance	Weighted Average Grant Date Fair Value
Balance, December 31, 2019	-	-	$-	-
Granted	500,000	-	418	0.84
Vested	(350,000)	350,000	(285)	-
Issued	-	-	-	-
Balance, March 31, 2020	150,000	350,000	$133	$0.84

During the three months ended March 31, 2020, the Company issued 500,000 shares of restricted stock to a director and two executive employees. 350,000 of these shares vested immediately, 75,000 shares will vest in increments of 18,750 each over four years from the date of grant, and 75,000 shares will vest over four years based on performance criteria determined by the Board of Directors or Compensation Committee. Unvested shares remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $418 based on the market price of our common stock price which ranged from $0.81 to $0.89 per share on the dates of grants and is amortized as shares vest. The total fair value of restricted common stock vesting during the three months ended March 31, 2020 and 2019 was $285 and $150, respectively, and is included in general and administrative expenses in the accompanying statements of operations. As of March 31, 2020, the amount of unvested compensation related to issuances of restricted common stock was $133, which will be recognized as an expense in future periods as the shares vest. When calculating basic loss per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

Stock options

The following table summarizes stock option activity during the three months ended March 31, 2020:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	3,265,580	$2.19	7.09	$6
Granted	1,617,800	$0.67
Exercised	-	$-
Unvested Forfeited or expired	(36,625)	$1.92
Vested Forfeited or expired	(163,375)	$4.72
Outstanding at March 31, 2020	4,683,380	$1.56	8.74	$-
Exercisable at March 31, 2020	1,520,086	$1.41	8.14	$-

During the three months ended March 31, 2020, the Company approved options exercisable into 1,617,800 shares to be issued pursuant to Reed’s 2017 Incentive Compensation Plan. 1,282,800 options were issued to employees including 582,800 options that vested immediately, 350,000 options vesting annually over a four-year vesting period, and 350,000 options that will vest based on performance criteria to be established by the board. In addition, 335,000 options granted to consultants, board members, and former employees vest over various periods.

The stock options are exercisable at a price ranging from $0.44 to $0.89 per share and expire in ten years. The total fair value of these options at grant date was approximately $896, which was determined using a Black-Scholes-Merton option pricing model with the following average assumption: stock price ranging from $0.44 to $0.89 per share, expected term of seven years, volatility of 120%, dividend rate of 0%, and risk-free interest rate ranging from 0.56% to 1.63%. The expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award. The fair value of the options of $896 will be amortized as the options vest in future periods through March 28, 2024.

During the three months ended March 31, 2020 and 2019, the Company recognized $495 and $412 of compensation expense relating to vested stock options. As of March 31, 2020, the aggregate amount of unvested compensation related to stock options was approximately $1,875 which will be recorded as an expense in future periods as the options vest.

As of March 31, 2020, the outstanding options have no intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of March 31, 2020, which was $0.48, and the exercise price of the outstanding stock options.

11. Stock Warrants

As of March 31, 2020, the Company has issued warrants to purchase an aggregate of 6,413,782 shares of common stock. The Company’s warrant activity during the three months ended March 31, 2020 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2019	6,413,782	$2.06	1.52	$-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2020	6,413,782	$2.06	1.27	$-
Exercisable at March 31, 2020	6,413,782	$2.06	1.27	$-

There were no warrant transactions during the three months ended March 31, 2020. As of March 31, 2020, the outstanding warrants have no intrinsic value. The intrinsic value was calculated as the difference between the closing market price as of March 31, 2020, which was $0.48, and the exercise price of the Company’s warrants to purchase common stock.

12. Related Party Activities

On December 31, 2018, the Company completed the sale of its Los Angeles manufacturing plant to CCB, an entity owned by Chris Reed, a related party. The sale included substantially all machinery, equipment, furniture and fixtures of the manufacturing plant. CCB assumed the monthly payments on our lease obligation effective immediately upon closing of the sale. Our release from the obligation by the lessor, however, is dependent upon CCB’s deposit of $1,200 of security with the lessor. As of March 31, 2020, $800 has been deposited with the lessor and Mr. Reed has placed approximately 363,000 shares of the Company’s common stock valued at $174 that he owns into escrow with the lessor. Mr. Reed expects to deposit the proceeds from the sale of the shares with the lessor in 2020, at which time we expect to be released from the lease obligation.

Beginning in 2019, we are to receive a 5% royalty on CCB’s private label sales to existing customers for three years and a 5% referral fee on CCB’s private label sales to referred customers for three years. For the year ended December 31, 2019, the Company recorded royalty revenue from CCB of $128 which is recorded as a receivable. In addition, at December 31, 2019, the Company has outstanding receivable from CCB of $228 consisting of inventory advances to CCB. The aggregate receivable from CCB at December 31, 2019 was $356. During the three months ended March 31, 2020, the Company received payment of $126, leaving a receivable balance of $230 at March 31, 2020.

13. Subsequent Events

In April 2020, the Company conducted a public offering of 15,333,334 shares of its common shares at a public offering price of $0.375 per share. The net proceeds to the Company from this offering are $5,362, after deducting underwriting discounts and commissions and other offering expenses. Proceeds from the offering will provide capital for working capital, and general corporate purposes.

On April 29, 2020, the Company received loan proceeds in the amount of $770 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “Cares Act”), which was enacted on March 27, 2020.

On April 9, 2020, the Company received a notification letter from the Nasdaq Listing Qualifications department notifying the Company that the bid price of our common stock had closed at less than $1.00 per share over the previous 30 consecutive business days, and, as a result, did not comply with Listing Rule 5550(a)(2), the continued listing bid price rule. The Company was provided 180 calendar days to regain compliance with the continued listing bid price rule. Subsequently, in response to the COVID-19 pandemic and related extraordinary market conditions, Nasdaq announced that the compliance period for any company previously notified about non-compliance with the continued listing bid price rule will be suspended and resume on July 1, 2020. If, at any time during the extended compliance period, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq staff will provide written notification that the Company has achieved compliance with the continued listing bid price rule. If we fail to regain compliance with the continued listing bid price rule during this period but meet all of the other applicable standards for initial listing on the Nasdaq Capital Market with the exception of the continued listing bid price rule, we may be eligible for additional time. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the continued listing bid price rule, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

On April 20, 2020, the Company received a notification letter from the Nasdaq Listing Qualifications department that, based upon review of Nasdaq Listing Rule 5550(b)(2) which requires the Company to maintain a minimum Market Value of Listed Securities (the “MVLS Rule”) of $35 million, the Company’s MVLS for the last 30 consecutive business days no longer meets this requirement. Consequently, a deficiency exists with regard to the MVLS Rule. Nasdaq listing Rule 5810(c)(3)(C) provides Reed’s a compliance period of 180 calendar days, or through October 19, 2020, during which to regain compliance. If, at any time during the compliance period the MVLS closes at $35 million or more for a minimum of ten consecutive business days, the Nasdaq Listing Qualifications Department will provide the Company written confirmation of compliance with the MVLS Rule and this matter will be closed. If we fail to regain compliance with the MVLS Rule during the compliance period, we will receive written notification that our securities will be subject to delisting.

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

Overview

During first quarter of 2020 the Company fully utilized their expanded network of co-packers and implemented an upgraded set of quality protocols. We also launched our Reed’s Really Real Ginger Ale and Reed’s Wellness Shots. In addition to our traditional sales channels, the Company is utilizing their ecommerce platform that includes their branded web sites and Amazon to offer its line of shots, ginger candy and drinks packaged in cans.

A public equity offering, which closed on April 20, 2020, provided the Company with funds for working capital and general corporate purposes. These funds will provide the support necessary to execute our 2020 strategy that includes driving growth while strategically reducing operating costs.

The Company remains focused on driving sales growth and improving margin. The sales growth focus is on channel expansion, new product introduction and improved sales execution. The margin enhancement initiative is driven by co-packer upgrades, better leveraged purchasing and improved efficiency. Underpinning these initiatives is a focus on strategically reducing operating costs.

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, has adversely affected workforces, customers, economies, and financial markets globally. It has also disrupted the normal operations of many businesses, including ours. This outbreak could decrease spending, adversely affect demand for our product and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time.

Results of Operations – Three months ended March 31, 2020 as compared to March 31, 2019

The following table sets forth key statistics for the three months ended March 31, 2020 and 2019, respectively, in thousands.

	Three Months Ended March 31,		Pct.
	2020	2019	Change
Gross sales (A)	$10,551	$9,520	11%
Less: Promotional and other allowances (B)	1,028	1,071	-4%
Net sales	$9,523	$8,449	13%

Cost of goods produced (C)	6,653	5,795	15%
% of Gross sales	63.1%	60.9%
% of Net sales	69.9%	68.6%
Cost of goods sold – idle capacity (D)	-	150	-100%
% of Net sales	-%	1.8%
Gross profit	$2,870	$2,504	15%
% of Net sales	30.1%	29.6%

Expenses
Delivery and handling	$1,263	$1,030	23%
% of Net sales	13.3%	12.2%
Dollar per case ($)	2.3	2.0
Selling and marketing	1,925	2,015	-4%
% of Net sales	20.2%	23.9%
General and administrative	1,932	2,371	-19%
% of Net sales	20.3%	28.1%
Gain on sale of assets	-	(30)	-100%
Total Operating expenses	5,120	5,386	-5%

Loss from operations	$(2,250)	$(2,882)	-22%

Interest expense and other expense	$(330)	$(382)	-14%

Net loss	$(2,580)	$(3,264)	-21%

Loss per share – basic and diluted	$(0.05)	$(0.11)	-52%

Weighted average shares outstanding - basic & diluted	47,595,206	29,103,645	64%

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

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity from the first quarter of 2019 through the first quarter of 2020.

		2020		2019					Q1Per Case
		Q1	vs PY	Q1	Q2	Q3	Q4	FY	2020	2019	vs PY
Cases:
	Reed’s	288	21%	238	281	238	213	970
	Virgil’s	262	2%	257	296	302	228	1,083
	Total Core	550	11%	495	577	540	441	2,053
	Non Core	2	-90%	20	2	4	6	33
	Candy	8	-11%	9	9	6	10	34
	Total	560	7%	524	588	550	457	2,120

Gross Sales:
	Core	$10,175	12%	$9,098	$10,455	$9,809	$8,407	$37,769	$18.5	$18.4	1%
	Non Core	102	-44%	181	29	131	219	560	51.0	9.1	464%
	Candy	274	14%	241	274	172	285	971	34.3	26.8	28%
	Total	$10,551	11%	$9,520	$10,758	$10,112	$8,911	$39,300	18.8	18.2	4%

Discounts:	Total	$(1,028)	-4%	$(1,071)	$(1,278)	$(1,372)	$(1,759)	$(5,480)	$(1.8)	$(2.0)	-10%

COGS:
	Core	$(6,414)	17%	$(5,469)	$(6,843)	$(6,094)	$(5,880)	$(24,286)	$(11.7)	$(10.4)	12%
	Non Core	(59)	-64%	(167)	(28)	(38)	(445)	(678)	(29.5)	(8.4)	253%
	Candy	(180)	13%	(159)	(177)	(106)	(229)	(671)	(22.5)	(17.7)	27%
	Idle Plant	-	-100%	(150)	(159)	-	-	(309)	-	(0.3)	-100%
	Total	$(6,653)	12%	$(5,945)	$(7,207)	$(6,238)	$(6,544)	$(25,944)	$(11.9)	$(11.3)	4%

Gross Margin:		$2,870	15%	$2,504	$2,273	$2,502	$597	$7,876	$5.1	$4.8	7%
as % Net Sales		30.1%		29.6%	24.0%	28.6%	8.3%	23.3%

As part of the Company’s ongoing initiative to simplify and streamline operations by reducing the number of SKUs, the Company has identified core products on which to place its strategic focus. These core products consist of Reed’s and Virgil’s branded beverages. Beginning in 2020, our Wellness Shots are captured in Non-core products. Non-core products for 2019 consist primarily of slower selling discontinued Reed’s and Virgil’s SKUs, discontinued brands such as China Cola and Sonoma Sparklers, as well private label SKUs which were sold to California Custom Beverage as part of the plant sale on December 31, 2018.

Sales

As a result of our decision to focus on the core Reed’s and Virgil’s beverage brands and simplify operations by reducing the overall number of SKUs that we offer, the Company’s core beverage volume for the quarter ended March 31, 2020, represents 98% of all beverage volume.

Core brand gross revenue increased by 12% to $10,175 compared to the same period last year, driven by Reed’s volume growth of 21%. This increase was slightly reduced as sales of discontinued and private label sales, which are no longer part of our portfolio are lapped. The result is an increase in total gross revenue of 11%, to $10,551 from $9,520 during the same period last year. On a 12-ounce case basis, price on our core brands increased $0.10 per 12-ounce case or 1% year over year, while volume grew 11% as compared to the same period last year.

Discounts as a percentage of gross sales decreased to 10% in the first quarter of 2020 from 11% in the same period last year. The decrease in our promotions was driven by lower promotional activity primarily due to the impacts of COVID-19 as promotional execution took less of a priority in the marketplace. As a result, net sales revenue grew 13% in the first quarter of 2020 to $9,523, compared to $8,449 in the same period last year.

Cost of Goods Sold and Produced

Cost of goods sold increased $708 during the first quarter of 2020 as compared to the same period last year. As a percentage of net sales, cost of goods sold remained steady at 70% for both the first quarter of 2020, and the same period last year.

The total cost of goods per case increased to $11.9 per case in the first quarter of 2020 from $11.3 per case in the first quarter of 2019 as higher costed inventory remaining from 2019 was sold. The cost of goods sold per case on core brands decreased to $11.7 during the first quarter of 2020, from the $13.3 experienced in the preceding quarter (fourth quarter of 2019). We are continuing to work with suppliers and co-packers to improve our processes and maximize cost efficiencies.

Gross Margin

Gross margin increased 50 bps to 30.1% for the first quarter of 2020, compared to 29.6% during the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses increased by $233 in the first quarter of 2020 to $1,263 from $1,030 in the same period last year, driven by increased volumes. Delivery costs in the first quarter of 2020 were 13% of net sales and $2.3 per case, compared to 12% of net sales and $2.0 per case during the same period last year as a result of increased costs due to market forces impacted by COVID-19.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support.

Total selling and marketing expenses were $1,925 during the first quarter of 2020, compared to $2,015 during the same period last year. As a percentage of net sales, selling and marketing costs decreased to 20% during the three months ended March 31, 2020, as compared to 24% during the same period last year. The decrease represents a lapping of the Catalina retail register coupon program, which was not implemented in the first quarter of 2020.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased in the first quarter of 2020 to $1,932 from $2,371, a decrease of $439 over the same period last year. Our general and administrative expense reduction was largely driven by the lapping of a $220 one-time final transition cost incurred in 2019 related to our plant sale and a reduction in temp staffing of $90.

Loss from Operations

The loss from operations was $2,250 for the three months ended March 31, 2020, as compared to a loss of $2,882 in the same period last year driven by increase gross profit and reductions in operating expenses discussed above.

Interest and Other Expense

Interest and other expense for the three months ended March 31, 2020 consisted of $336 of interest expense offset by the change in fair value of our warrant liability of $6. During the same period last year, interest expense was $335, and expense related to the change in fair value of our warrant liability was $47.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended March 31, 2020 and 2019 (unaudited; in thousands):

	Three Months Ended March 31
	2020	2019
Net loss	$(2,580)	$(3,264)

Modified EBITDA adjustments:
Depreciation and amortization	49	36
Interest expense	336	335
Stock option and other noncash compensation	780	606
Change in fair value of warrant liability	6	(47)
Severance	-	33
Total EBITDA adjustments	$1,171	$963

Modified EBITDA	$(1,409)	$(2,301)

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

For the three months ended March 31, 2020, the Company recorded a net loss of $2,580 and used cash in operations of $2,352. As of March 31, 2020, we had a cash balance of $28 with borrowing capacity of $2,961, a stockholder’s deficit of $653 and a working capital of $3,173, compared to a cash balance of $913 with borrowing capacity of $3,235, stockholders’ equity of $1,147 and a working capital of $4,885 at December 31, 2019.

In April 2020, the Company conducted a public offering of 15,333,334 shares of its common shares at a public offering price of $0.375 per share. The net proceeds to the Company from this offering are $5,362, after deducting underwriting discounts and commissions and other offering expenses. Proceeds from the offering will provide capital for working capital, and general corporate purposes.

On April 29, 2020, the Company received loan proceeds in the amount of $770 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “Cares Act”), which was enacted on March 27, 2020.

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

Critical Accounting Policies and Estimates

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020. As of March 31, 2020, management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plans

As disclosed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report, we have begun, with the oversight of senior management and our audit committee, to implement measures to remediate the identified material weakness. The execution of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Management expects to complete its remediation plan during the year ending December 31, 2020.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings from time to time in the ordinary course of business, none of which are required to be disclosed under this Item 1.

Item 1A. Risk Factors

In addition to the following risk factors and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K (our Form 10-K) for the year ended December 31, 2019 and any subsequent filings with the Securities and Exchange Commission (SEC) made prior to the date hereof, which could materially affect our business, financial condition, results of operations or future results. The risks and uncertainties discussed below, in our Form 10-K and in any subsequent filings with the SEC made prior to the date hereof are not the only ones facing our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, cash flows, financial condition and/or results of operations. The risk factor below updates, and should be read together with, the risk factors disclosed in Part I, Item 1A of our Form 10-K. Please also read the Cautionary Notice Regarding Forward-Looking Statements in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As discussed in Part I, Item 4 – “Controls and Procedures” of this Quarterly Report on Form 10-Q, we have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of March 31, 2020.

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

The Company is committed to remediating its material weaknesses as promptly as possible. Implementation of the Company’s remediation plans has commenced and is being overseen by senior management and the audit committee. However, we cannot assure you that we can effectively remediate our reported weaknesses or that other significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 and the SEC’s rules. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations, and cause investors to lose confidence in our reported financial information. Continued determinations that there are material weaknesses in our internal controls could also reduce our ability to obtain financing or increase the cost of any financing we obtain and require additional expenditures of both money and our management’s time to comply with applicable requirements.

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common shares and our ability to access the capital markets.

Our common stock is listed on the Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of the Nasdaq, Capital Market, Nasdaq Listing Qualifications may take steps to delist our common stock. Such a delisting would have a negative effect on the price of our common stock and would impair the ability to sell or purchase our common stock when persons wish to do so. As of the date hereof, we have received deficiency notices from the Nasdaq Listing Qualifications Department notifying us that we are not in compliance with Listing Rule 5550(a)(2), the continued listing bid price rule, and Listing Rule 5550(b)(2),which requires the Company to maintain a minimum Market Value of Listed Securities of $35 million (“MLVS Rule”).

In response to the COVID-19 pandemic and related extraordinary market conditions, our compliance period to achieve compliance with the continued listing bid price rule has been extended by Nasdaq Listing Qualifications through December 21, 2020. If, at any time during the extended compliance period the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq staff will provide written notification that the Company has achieved compliance with the continued listing bid price rule. If we fail to regain compliance with the continued listing bid price rule during this period but meet all of the other applicable standards for initial listing on the Nasdaq Capital Market, with the exception of the continued listing bid price, we may be eligible for additional time. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the continued listing bid price rule, and would need to provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

Our compliance period to achieve compliance with the required MVLAS Rule ends October 19, 2020. If, at any time during the compliance period the MVLS closes at $35 million or more for a minimum of ten consecutive business days, the Nasdaq Listing Qualifications Department will provide the Company written confirmation of compliance with the MVLS Rule and this matter will be closed. If we fail to regain compliance with the MVLS Rule during the compliance period, we will receive written notification that our securities will be subject to delisting.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Form of Reed’s, Inc. Promissory Note, in the principal amount of $769,816 in favor of City National Bank, dated April 20, 2020 (Incorporated by reference to Current Report on Form 8-K dated April 29, 2020)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

Reed’s, Inc. (Registrant)

Date: May 11, 2020	/s/ Norman E. Snyder, Jr.
Norman E. Snyder, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	/s/ Thomas J. Spisak
Thomas J. Spisak
Chief Financial Officer
(Principal Financial Officer)

