Form 10-Q
period 2020-06-30
REED'S, INC.
filed 2020-08-10
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-32501

REED’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2177773
(State of incorporation)	(I.R.S. Employer Identification No.)

201 Merritt 7, Norwalk, CT. 06851

(Address of principal executive offices) (Zip Code)

(800) 997-3337

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Names of each exchange on which registered
Common Stock	REED	NASDAQ

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 62,933,070 shares of Common Stock outstanding as of July 31, 2020.

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer (do not check if Smaller Reporting Company) ☐
Smaller Reporting Company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

i

ii

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S INC.

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$1,112	$913
Accounts receivable, net of allowance for doubtful accounts and returns and discounts of $259 and $375, respectively	5,295	2,099
Receivable from related party	230	356
Inventory, net of reserve for obsolescence of $437 and $646, respectively	8,411	10,508
Prepaid expenses and other current assets	939	420
Total current assets	15,987	14,296

Property and equipment, net of accumulated depreciation of $501 and $482, respectively	1,023	1,053
Equipment held for sale, net of impairment reserves of $96 and $96, respectively	67	67
Intangible assets	590	576
Total assets	$17,667	$15,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,129	$5,539
Accrued expenses	555	646
Revolving line of credit	2,638	3,177
Current portion of note payable	342	-
Convertible note to a related party	4,977	-
Current portion of leases payable	89	49
Total current liabilities	13,730	9,411

Leases payable, less current portion	628	737
Convertible note to a related party	-	4,689
Note payable	428	-
Warrant liability	15	8
Total liabilities	14,801	14,845

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 100,000,000 and 100,000,000 shares authorized, respectively; 62,928,540 and 47,595,206 shares issued and outstanding, respectively	6	5
Common stock issuable, 350,000 shares at June 30, 2020	285	-
Additional paid in capital	83,364	77,596
Accumulated deficit	(80,883)	(76,548)
Total stockholders’ equity	2,866	1,147
Total liabilities and stockholders’ equity	$17,667	$15,992

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Sales	$10,853	$9,480	$20,376	$17,929
Cost of goods sold	7,865	7,207	14,518	13,152
Gross profit	2,988	2,273	5,858	4,777

Operating expenses:
Delivery and handling expense	1,480	1,436	2,743	2,466
Selling and marketing expense	1,585	3,194	3,510	5,208
General and administrative expense	1,348	1,749	3,295	4,120
Gain on sale of assets	9	-	(6)	(30)
Total operating expenses	4,422	6,379	9,542	11,764

Loss from operations	(1,434)	(4,106)	(3,684)	(6,987)

Interest expense	(303)	(294)	(639)	(629)
Change in fair value of warrant liability	(13)	(60)	(7)	(108)

Net loss	(1,750)	(4,460)	(4,330)	(7,724)

Dividends on Series A Convertible Preferred Stock	(5)	(5)	(5)	(5)

Net Loss Attributable to Common Stockholders	$(1,755)	$(4,465)	$(4,335)	$(7,729)

Loss per share – basic and diluted	$(0.03)	$(0.13)	$(0.08)	$(0.25)

Weighted average number of shares outstanding – basic and diluted	59,514,620	33,666,664	53,554,913	31,397,760

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six months Ended June 30, 2020 and 2019

(Unaudited)

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2020	47,595,206	$5	9,411	$94	350,000	$285	$78,091	$(79,128)	$(653)
Fair value of vested options		-		-		-	(36)		(36)
Dividends on Series A Convertible Preferred Stock								(5)	(5)
Common shares issued pursuant to the rights offering, net of offering costs	15,333,334	1		-	-	-	5,309	-	5,310
Net Loss								(1,750)	(1,750)
Balance, June 30, 2020	62,928,540	$6	9,411	$94	350,000	$285	$83,364	$(80,883)	$2,866

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	47,595,206	$5	9,411	$94	-	$-	$77,596	$(76,548)	$1,147
Fair value of vested options		-		-			459		459
Fair value of vested restricted shares granted to officers		-		-	350,000	285			285
Dividends on Series A Convertible Preferred Stock		-		-				(5)	(5)
Common shares issued pursuant to the rights offering, net of offering costs	15,333,334	1		-		-	5,309	-	5,310
Net Loss								(4,330)	(4,330)
Balance, June 30, 2020	62,928,540	$6	9,411	$94	350,000	$285	$83,364	$(80,883)	$2,866

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2019	33,513,947	$3	9,411	$94	-	$-	$69,110	$(63,695)	$5,512
Fair value of vested options		-					442		442
Shares granted to Directors for services	8,072	-		-	-	-	42		42
Dividends on Series A Convertible Preferred Stock		-						(5)	(5)
Fair value of vested restricted shares granted to an officer for services		-		-		-	139		139
Exercise of warrants	186,807				-		318		318
Net Loss								(4,460)	(4,460)
Balance, June 30, 2019	33,708,826	$3	9,411	$94	-	$-	$70,051	$(68,160)	$1,988

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2018	25,729,461	$3	9,411	$94	-	$-	$53,591	$(60,431)	$(6,743)
Fair value of vested options							854		854
Shares granted to Directors for services	25,724	-		-	-	-	86		86
Fair value of vested restricted shares granted to an officer for services		-					289		289
Dividends on Series A Convertible Preferred Stock		-		-	-	-		(5)	(5)
Common shares issued pursuant to the rights offering, net of offering costs	7,733,750	-		-		-	14,867	-	14,867
Exercise of warrants	219,891						364		364
Net Loss					-			(7,724)	(7,724)
Balance, June 30, 2019	33,708,826	$3	9,411	$94	-	$-	$70,051	$(68,160)	$1,988

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six months Ended June 30, 2020 and 2019

(Unaudited)

(Amounts in thousands)

	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net loss	$(4,330)	$(7,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24	25
(Gain)/loss on sale of property & equipment	-	(30)
(Gain)/loss on termination of leases	(6)	7
Amortization of debt discount	193	150
Amortization of right of use assets	62	45
Fair value of vested options	459	854
Fair value of vested restricted shares granted to officers	285	-
Common stock issued for services	-	375
Decrease in allowance for doubtful accounts	(116)	(189)
Decrease (increase) in inventory reserve	(209)	205
Change in fair value of warrant liability	7	108
Accrual of interest on convertible note to a related party	288	256
Lease liability	(13)	(10)
Changes in operating assets and liabilities:
Accounts receivable	(3,080)	(668)
Inventory	2,306	(2,106)
Prepaid expenses and other assets	(393)	(267)
Accounts payable	(410)	(1,816)
Accrued expenses	(95)	(735)
Net cash used in operating activities	(5,028)	(11,520)
Cash flows from investing activities:
Trademark costs	(14)	-
Proceeds from sale of property and equipment	-	30
Purchase of property and equipment	(102)	(121)
Net cash used in investing activities	(116)	(91)
Cash flows from financing activities:
Borrowings on line of credit	21,780	31,228
Repayments of line of credit	(22,512)	(34,030)
Proceeds from note payable	770	-
Repayment of amounts due to/from officers	-	195
Principal repayments on capital lease obligation	(5)	(33)
Exercise of warrants	-	364
Proceeds from sale of common stock	5,310	14,867
Net cash provided by financing activities	5,343	12,591

Net increase in cash	199	980
Cash at beginning of period	913	624
Cash at end of period	$1,112	$1,604

Supplemental disclosures of cash flow information:
Cash paid for interest	$157	$222
Non Cash Investing and Financing Activities
Dividends on Series A Convertible Preferred Stock	$5	$5

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Six months Ended June 30, 2020 and 2019 (Unaudited)

(In thousands, except share and per share amounts)

1. Basis of Presentation and Liquidity

The accompanying interim condensed financial statements of Reed’s, Inc. (the “Company”, “we”, “us”, or “our”), are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position at June 30, 2020 and the results of operations and cash flows for the three and six months ended June 30, 2020 and 2019. The balance sheet as of December 31, 2019 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2020.

COVID-19 Considerations

In the quarter ended June 30, 2020, the COVID-19 pandemic did not have a material net impact on our operating results. In the future, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. Based on the recent increase in demand for our products, we believe that over the long term, there will continue to be strong demand for our products.

Our ability to operate without significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. For the three months ended June 30, 2020, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part in the infection prevention and remain flexible in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

Through June 30, 2020, the COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of such date. Shipments to customers in the second quarter were up 16% from the first quarter of the year. Through June 30, 2020, we continue to generate cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q.

Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

For the six months ended June 30, 2020, the Company recorded a net loss of $4,330 and used cash in operations of $5,028. As of June 30, 2020, we had a cash balance of $1,112 with borrowing capacity of $6,704, a stockholder’s equity of $2,866 and a working capital of $2,257, compared to a cash balance of $913 with borrowing capacity of $3,235, stockholders’ equity of $1,147 and a working capital of $4,885 at December 31, 2019.

In April 2020, the Company conducted a public offering of 15,333,334 shares of its common stock at $0.375 per share, resulting in net proceeds to the Company of $5,310.

On April 20, 2020, the Company received loan proceeds in the amount of $770 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “Cares Act”) (see Note 8).

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

For the periods ended June 30, 2020 and 2019, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	June 30, 2020	June 30, 2019
Convertible note to a related party	2,266,667	2,266,667
Warrants	6,413,782	6,620,282
Common stock equivalent of Series A Convertible Preferred stock	37,644	37,644
Common stock issuable	350,000	-
Unvested restricted common stock	150,000	614,514
Options	4,777,907	4,365,566
Total	13,996,000	13,904,673

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs for the three months ended June 30, 2020 and 2019, aggregated $303 and $1,227, respectively. Advertising costs for the six months ended June 30, 2020 and 2019, aggregated $606 and $1,533, respectively.

Concentrations

Gross sales. During the three months ended June 30, 2020, two customers accounted for 26% and 13% of gross sales, respectively, and during the six months ended June 30, 2020, two customers accounted for 25% and 14% of gross sales, respectively. During the three months ended June 30, 2019, two customers accounted for 29% and 14% of gross sales, respectively, and during the six months ended June 30, 2019, two customers accounted for 28% and 12% of gross sales, respectively. No other customers exceeded 10% of sales in either period.

Accounts receivable. As of June 30, 2020, the Company had accounts receivable from one customer which comprised 23% of its gross accounts receivable. As of December 31, 2019, the Company had accounts receivable from one customer which comprised 14% of its gross accounts receivable.

Purchases from vendors. During the three months ended June 30, 2020, no vendor exceeded 10% of all purchases. During the six months ended June 30, 2020, one vendor accounted for 11% of all purchases. During the three months ended June 30, 2019, each of the Company’s two largest vendors accounted for approximately 10% of all purchases. During the six months ended June 30, 2019, one vendor accounted for 13% of all purchases and another accounted for 10% of all purchases. No other vendors exceeded 10% of all purchases in either period.

Accounts payable. As of June 30, 2020, of the Company’s three largest vendors, two each accounted for 12%,of the total accounts payable and the third, 11%. As of December 31, 2019, of the Company’s largest three vendors, one accounted for 19% of the total accounts payable, the second, 15%, and the third, 14%.

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

As of June 30, 2020, and December 31, 2019, the Company’s balance sheets included Level 2 liabilities comprised of the fair value of warrant liabilities aggregating $15 and $8, respectively (see Note 10).

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

3. Inventory

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, and net of reserves is comprised of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials and packaging	$4,576	$4,261
Finished products	3,835	6,247
Total	$8,411	$10,508

The Company has recorded a reserve for slow moving and potentially obsolete inventory. The reserve at June 30, 2020, and December 31, 2019, was $437 and $646, respectively.

4. Property and Equipment

Property and equipment is comprised of the following (in thousands):

	June 30, 2020	December 31, 2019
Right-of-use assets under operating leases	$730	$730
Right-of-use assets under finance leases	66	179
Computer hardware and software	637	543
Machinery and equipment	91	83
Total cost	1,524	1,535
Accumulated depreciation and amortization	(501)	(482)
Net book value	$1,023	$1,053

Depreciation expense for the three months ended June 30, 2020 and 2019 was $12 and $12, respectively. Depreciation expense for the six months then June 30, 2020 and 2019 was $24 and $25, respectively. During the six months ended June 30, 2020, the Company disposed of right-of-use assets under finance leases with a net book value of $45, and terminated $51 of related finance leases (see Note 9), resulting in a gain on sale of assets of $6.

Equipment held for sale consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Equipment held for sale	$163	$163
Reserve	(96)	(96)
Net book value	$67	$67

The balance as of June 30, 2020, and December 31, 2019, consists of residual manufacturing equipment, at estimated net realizable value, which management anticipates selling during 2020.

5. Intangible Assets

Intangible assets are comprised of brand names acquired, specifically Virgil’s, and costs related to trademarks. They have been assigned an indefinite life, as we currently anticipate that they will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life remains appropriate. We first assess qualitative factors to determine whether it is more likely than not that the asset is impaired. If further testing is necessary, we compare the estimated fair value of our asset with its book value. If the carrying amount of the asset exceeds its fair value, as determined by the discounted cash flows expected to be generated by the asset, an impairment loss is recognized in an amount equal to that excess. Based on management’s measurement, there were no indications of impairment at June 30, 2020.

Intangible assets consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Brand names	$576	$576
Trademarks	14	-
Total	$590	$576

6. Line of Credit

Amounts outstanding under the Company’s credit facilities are as follows (in thousands):

	June 30, 2020	December 31, 2019
Line of Credit	$2,929	$3,661
Capitalized finance costs	(291)	(484)
Net balance	$2,638	$3,177

On October 4, 2018, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. The financing agreement provides a maximum borrowing capacity of $13,000. Borrowings are based on a formula of eligible accounts receivable and inventories (the “permitted borrowings”) plus advances (an “over-advance” of up to $4,000) in excess of permitted borrowings. At June 30, 2020, the unused borrowing capacity under the financing agreement was $6,704. The line of credit matures on March 30, 2021.

Borrowings under the Rosenthal financing agreement bear interest at the greater of prime or 4.75%, plus an additional 2% to 3.5% depending on whether the borrowing is based upon receivables, inventory or is an over-advance. The effective interest rate as of June 30, 2020 on outstanding borrowings was 6.8%. Additionally, the line of credit is subject to monthly facility and administration fees, and aggregate minimum monthly fees (including interest) of $4.

The line of credit is secured by substantially all of the assets excluding intellectual property of the Company. The over-advance is secured by all of Reed’s intellectual property collateral. Additionally, any over-advance is guaranteed by an irrevocable stand-by letter of credit in the amount of $1,500, issued by Daniel J. Doherty III and the Daniel J. Doherty, III 2002 Family Trust, affiliates of Raptor/Harbor Reeds SPV LLC (“Raptor”). As of June 30, 2020, Raptor beneficially owns 11.6% of the Company’s outstanding common stock and Mr. Doherty is a member of the Company’s Board of Directors. In the event of a default under the financing agreement, Raptor has a put option to purchase from Rosenthal the entire amount of any outstanding over-advance plus accrued interest, prior to Rosenthal declaring an event of default under the financing agreement.

The financing agreement with Rosenthal includes customary restrictions that limit our ability to engage in certain types of transactions, including our ability to utilize tangible and intangible assets as collateral for other indebtedness. Additionally, the agreement contains a financial covenant that requires us to meet certain minimum working capital and tangible net worth thresholds as of the end of each quarter. We were in compliance with the terms of our agreement with Rosenthal as of June 30, 2020.

Amortization of debt discount was $193 and $150 for the six months ended June 30, 2020 and 2019, respectively.

7. Convertible Note to a Related Party

The Convertible Note to a Related Party consists of the following (in thousands):

	June 30, 2020	December 31, 2019
12% Convertible Note Payable	$3,400	$3,400
Accrued Interest	1,577	1,289
Total obligation	$4,977	$4,689

On April 21, 2017, the Company issued a secured, convertible, subordinated, non-redeemable note in the principal amount of $3,400 and warrants to purchase 1,416,667 shares of common stock to Raptor. Raptor beneficially owned approximately 11.6% and 14.9% of the Company’s common stock at June 30, 2020 and December 31, 2019, respectively.

The Raptor Note bears interest at a rate of 12% per annum, compounded monthly, and is secured by the Company’s assets, subordinate to the first priority security interest of Rosenthal & Rosenthal (see Note 6). The note may not be prepaid and matures on April 21, 2021. It may be converted, at any time and from time to time, into shares of common stock of the Company, at a revised conversion price of $1.50.

The warrants expire on April 21, 2022, and have an adjusted exercise price of $1.50 per share. The note and warrants contain customary anti-dilution provisions, and the shares of common stock issuable upon conversion of the note and exercise of the warrants have been registered on Form S-3.

8. Note Payable

On April 20, 2020, the Company was granted a loan (the “PPP loan”) from City National Bank in the aggregate amount of $770, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.

The PPP loan agreement is dated April 20, 2020, matures on April 20, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, is payable monthly commencing on November 2020, and is unsecured and guaranteed by the U.S. Small Business Administration. The loan term may be extended to April 20, 2025, if mutually agreed to by the Company and lender. We applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company intends to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, we cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of June 30, 2020.

9. Leases Payable

The Company adopted ASU 2016-02, Leases, effective October 1, 2018. The standard requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease, initially measured at the present value of the lease payments. The Company leases its Norwalk office, and certain office equipment and automobiles. The Company analyzes all leases at inception to determine if a right-of-use asset and lease liability should be recognized. Leases with an initial term of 12 months or less are not included on the condensed consolidated balance sheets. The lease liability is measured at the present value of future lease payments as of the lease commencement date.

ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. During the six months ended June 30, 2020, the Company disposed of right-of-use assets of $45, and reflected amortization of right of use asset of $62 related to these leases, resulting in a net asset balance of $590 as of June 30, 2020.

As of December 31, 2019, liabilities recorded under finance leases and operating leases were $89 and $697, respectively. During the six months ended June 30, 2020, the Company terminated $51 of finance leases, and made payments of $5 towards finance lease liability and $13 towards operating lease liability. As of June 30, 2020, liability under finance lease amounted to $33 and liability under operating lease amounted to $684, of which $56 and $33 were reflected as current due, under finance leases and operating leases, respectively.

As of June 30, 2020, the weighted average remaining lease terms for operating lease and finance lease are 4.51 years and 0.50 years, respectively. The weighted average discount rate for operating lease is 12.6% and 9.0% for finance lease.

10. Warrant Liability

Various sales of common stock made by the Company to finance operations have been accompanied by the issuance of warrants. Some of these warrant agreements contain fundamental transaction provisions which may give rise to an obligation of the Company to pay cash to the warrant holders. For accounting purposes, in accordance with ASC 480, Distinguishing Liabilities from Equity, those warrants with fundamental transaction terms are accounted for as liabilities given the terms may give rise to an obligation of the Company to the warrant holders. These liabilities are measured at fair value at each reporting period and the change in the fair value is recognized in earnings in the accompanying Statements of Operations.

The fair value of the warrant liability was determined using the Black-Scholes-Merton option pricing model at June 30, 2020 and December 31, 2019, using the following assumptions:

	June 30, 2020	December 31, 2019

Stock Price	$0.96	$0.91
Risk free interest rate	1.16%	1.95%
Expected volatility	119.25%	83.36%
Expected life in years	0.92	1.42
Expected dividend yield	0%	0%
Number of Warrants containing fundamental transaction provisions	138,762	138,762
Fair Value of Warrants	$15	$8

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

The following table sets forth a summary of the changes in the estimated fair value of the warrant liability during the three months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Beginning Balance	$8	$38
Change in fair value	7	108
Ending balance	$15	$146

11. Common Stock

Common stock issuance

In April 2020, the Company conducted a public offering of 15,333,334 shares of its common shares at a public offering price of $0.375 per share. The net proceeds to the Company from this offering are $5,310, after deducting underwriting discounts and commissions and other offering expenses. Proceeds from the offering will provide capital for working capital, and general corporate purposes.

12. Share-based payments

Restricted common stock

The following table summarizes restricted stock activity during the six months ended June 30, 2020:

	Unvested Shares	Issuable Shares	Fair Value at Date of Issuance	Weighted Average Grant Date Fair Value
Balance, December 31, 2019	-	-	$-	-
Granted	500,000	-	418	0.84
Vested	(350,000)	350,000	(285)	-
Issued	-	-	-	-
Balance, June 30, 2020	150,000	350,000	$133	$0.84

During the six months ended June 30, 2020, the Company issued 500,000 shares of restricted stock to a director and two executive employees. 350,000 of these shares vested immediately, 75,000 shares will vest in increments of 18,750 each over four years from the date of grant, and 75,000 shares will vest over four years based on performance criteria determined by the Board of Directors or Compensation Committee. Unvested shares remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $418 based on the market price of our common stock price which ranged from $0.81 to $0.89 per share on the dates of grants and is amortized as shares vest. The total fair value of restricted common stock vesting during the six months ended June 30, 2020 and 2019 was $285 and $331, respectively, and is included in general and administrative expenses in the accompanying statements of operations. As of June 30, 2020, the amount of unvested compensation related to issuances of restricted common stock was $133, which will be recognized as an expense in future periods as the shares vest. When calculating basic loss per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

Stock options

The following table summarizes stock option activity during the six months ended June 30, 2020:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	3,265,630	$2.19	7.09	$6
Granted	2,067,800	$0.67
Exercised	-	$-
Unvested forfeited or expired	(367,480)	$2.02
Vested forfeited or expired	(188,043)	$4.20
Outstanding at June 30, 2020	4,777,907	$1.47	8.44	$588
Exercisable at June 30, 2020	2,042,015	$1.45	7.63	$342

During the six months ended June 30, 2020, the Company approved options exercisable into 2,067,800 shares to be issued pursuant to Reed’s 2017 Incentive Compensation Plan. 1,732,800 options were issued to employees including 582,800 options that vested immediately, 575,000 options vesting annually over a four-year vesting period, and 575,000 options that will vest based on performance criteria to be established by the board. In addition, 335,000 options granted to consultants, board members, and former employees vest over various periods.

The stock options are exercisable at a price ranging from $0.44 to $0.89 per share and expire in ten years. The total fair value of these options at grant date was approximately $1,168, which was determined using a Black-Scholes-Merton option pricing model with the following average assumption: stock price ranging from $0.44 to $0.89 per share, expected term of seven years, volatility of 120%, dividend rate of 0%, and risk-free interest rate ranging from 0.56% to 1.63%. The expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award. The fair value of the options of $1,168 will be amortized as the options vest in future periods through May 20, 2024.

During the six months ended June 30, 2020 and 2019, the Company recognized $459 and $854 of compensation expense relating to vested stock options. As of June 30, 2020, the aggregate amount of unvested compensation related to stock options was approximately $1,851 which will be recorded as an expense in future periods as the options vest.

As of June 30, 2020, the outstanding options have an intrinsic value of $588. The aggregate intrinsic value was calculated as the difference between the closing market price as of June 30, 2020, which was $0.96, and the exercise price of the outstanding stock options.

13. Stock Warrants

As of June 30, 2020, the Company has issued warrants to purchase an aggregate of 6,413,782 shares of common stock. The Company’s warrant activity during the six months ended June 30, 2020 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2019	6,413,782	$2.06	1.52	$-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2020	6,413,782	$2.06	1.02	$-
Exercisable at June 30, 2020	6,413,782	$2.06	1.02	$-

There were no warrant transactions during the six months ended June 30, 2020. As of June 30, 2020, the outstanding warrants have no intrinsic value. The intrinsic value was calculated as the difference between the closing market price as of June 30, 2020, which was $0.96, and the exercise price of the Company’s warrants to purchase common stock.

14. Related Party Activities

On December 31, 2018, the Company completed the sale of its Los Angeles manufacturing plant to CCB, an entity owned by Chris Reed, a related party, and CCB assumed the monthly payments on our lease obligation for the Los Angeles manufacturing plant. Our release from the obligation by the lessor, however, is dependent upon CCB’s deposit of $1,200 of security with the lessor. As of June 30, 2020, $800 has been deposited with the lessor and Mr. Reed has placed approximately 363,000 shares of the Company’s common stock valued at $348 that he owns into escrow with the lessor. Mr. Reed expects to deposit the proceeds from the sale of the shares with the lessor in 2020, at which time we expect to be released from the lease obligation.

Beginning in 2019, we are to receive a 5% royalty on CCB’s private label sales to existing customers for three years and a 5% referral fee on CCB’s private label sales to referred customers for three years. During the six months ended June 30, 2020, the Company recorded royalty revenue from CCB of $5. During the six months ended June 30, 2019, the Company did not record any royalty revenue from CCB.

At December 31, 2019, the Company had royalty revenue receivable from CCB of $128. In addition, at December 31, 2019, the Company has outstanding receivable from CCB of $228 consisting of inventory advances to CCB. The aggregate receivable from CCB at December 31, 2019 was $356. During the six months ended June 30, 2020, the Company received payment of $126, leaving an aggregate receivable balance of $230 at June 30, 2020.

15. Subsequent Events

On July 2, 2020, the Company issued 4,530 shares of common stock as a dividend to preferred shareholders. The aggregate fair value of the common stock issued was $5 based on an average market price of $1.04 per share.

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

Overview

During the second quarter of 2020, the Company fully utilized their expanded network of co-packers and implemented an upgraded set of quality protocols. We also launched our Reed’s Really Real Ginger Ale and Reed’s Wellness Shots. In addition to our traditional sales channels, the Company is utilizing their ecommerce platform that includes their branded web sites and Amazon to offer its line of shots, ginger candy and drinks packaged in cans.

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

COVID-19 Considerations

In the quarter ended June 30, 2020, the COVID-19 pandemic did not have a material net impact on our operating results. In the future, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. Based on the recent increase in demand for our products, we believe that over the long term, there will continue to be strong demand for our products.

Our ability to operate without significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. For the three months ended June 30, 2020, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part in the infection prevention and remain flexible in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

Through June 30, 2020, the COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of such date. Shipments to customers in the second quarter were up 16% from the first quarter of the year. Our working capital on June 30, 2020 improved to $7,576, as compared to $3,173 on March 31, 2020. Lastly, our unused borrowing capacity under our line of credit improved to $6,704, as compared to $2,961 at March 31, 2020. Through June 30, 2020, we continue to generate cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q.

Results of Operations – Three months ended June 30, 2020

The following table sets forth key statistics for the three months ended June 30, 2020 and 2019, respectively, in thousands.

	Three Months Ended June 30,		Pct.
	2020	2019	Change
Gross sales (A)	$12,229	$10,758	14%
Less: Promotional and other allowances (B)	1,376	1,278	8%
Net sales	$10,853	$9,480	14%

Cost of goods produced (C)	7,865	7,048	12%
% of Gross sales	64%	66%
% of Net sales	72%	74%
Cost of goods sold – idle capacity (D)	-	159	-100%
% of Net sales	-%	2%
Gross profit	$2,988	$2,273	31%
% of Net sales	28%	24%

Expenses
Delivery and handling	$1,480	$1,436	3%
% of Net sales	14%	15%
Dollar per case ($)	2.3	2.4
Selling and marketing	1,585	3,194	-50%
% of Net sales	15%	34%
General and administrative	1,348	1,749	-23%
% of Net sales	12%	18%
(Gain)/Loss on sales of assets	9	-	100%
Total Operating expenses	4,422	6,379	-31%

Loss from operations	$(1,434)	$(4,106)	-65%

Interest expense and other expense	(316)	(354)	-11%

Net loss	$(1,750)	$(4,460)	-61%

Loss per share – basic and diluted	$(0.03)	$(0.13)	-77%

Weighted average shares outstanding - basic & diluted	59,514,620	33,666,664	77%

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

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity from the second quarter of 2019 through the second quarter of 2020.

		2020					2019			Q2 Per Case			H1 Per Case
		Q1	Q2	H1	Q2 vs PY	H1 vs PY	Q1	Q2	H1	2020	2019	vs PY	2020	2019	vs PY
Cases:
	Reed’s	288	335	623	19%	20%	238	281	519
	Virgil’s	262	308	570	4%	3%	257	296	553
	Total Core	550	643	1,193	12%	11%	495	577	1,072
	Non Core	2	-	2	-100%	-91%	20	2	22
	Candy	8	8	16	-11%	-11%	9	9	18
	Total	560	651	1,211	11%	9%	524	588	1,112

Gross Sales:
	Core	$10,175	$11,940	$22,115	14%	13%	$9,098	$10,455	$19,553	$18.5	$18.1	2%	$18.5	$18.2	2%
	Non Core	102	33	136	14%	-36%	181	29	211	-	14.5	-100%	67.5	9.5	607%
	Candy	274	256	530	-7%	3%	241	274	515	32.0	30.4	5%	33.1	28.6	16%
	Total	$10,551	$12,229	$22,781	14%	12%	$9,520	$10,758	$20,279	$18.8	18.3	3%	18.8	18.2	3%

Discounts:	Total	$(1,028)	$(1,376)	$(2,405)	8%	2%	$(1,071)	$(1,278)	$(2,349)	$(2.1)	$(2.2)	-3%	$(2.0)	$(2.1)	-6%

COGS:
	Core	$(6,414)	$(7,674)	$(14,088)	12%	14%	$(5,469)	$(6,843)	$(12,312)	$(11.9)	$(11.9)	2%	$(11.8)	$(11.1)	7%
	Non Core	(59)	(15)	(74)	-46%	-62%	(167)	(28)	(195)	-	(14.0)	-100%	(37.0)	(8.9)	317%
	Candy	(180)	(176)	(356)	-1%	6%	(159)	(177)	(336)	(22.0)	(19.7)	12%	(22.3)	(18.7)	19%
	Idle Plant	-	-	-	-100%	6%	(150)	(159)	(309)	-	(0.3)	-100%	-	(0.3)	-100%
	Total	$(6,653)	$(7,865)	$(14,518)	9%	10%	$(5,945)	$(7,207)	$(13,152)	$(12.1)	$(12.3)	-3%	$(12.0)	$(11.8)	0%

Gross Margin:		$2,870	$2,988	$5,858	31%	23%	$2,504	$2,273	$4,777	$4.6	$3.9	19%	$4.8	$4.3	13%
as % Net Sales		30%	28%	29%			30%	24%	27%

As part of the Company’s ongoing initiative to simplify and streamline operations by reducing the number of SKUs, the Company has identified core products on which to place its strategic focus. These core products consist of Reed’s and Virgil’s branded beverages. Beginning in 2020, our Wellness Shots are captured in Non-core products. Non-core products for 2019 consist primarily of slower selling discontinued Reed’s and Virgil’s SKUs.

Sales

As a result of our decision to focus on the core Reed’s and Virgil’s beverage brands and simplify operations by reducing the overall number of SKUs that we offer, the Company’s core beverage volume for the quarter ended June 30, 2020, represents 99% of all beverage volume.

Core brand gross revenue increased by 14% to $11,940 compared to the same period last year, driven by Reed’s volume growth of 19%. The result is an increase in total gross revenue of 14%, to $12,229 from $10,758 during the same period last year. Price on our core brands increased $0.40 per case or 2% year over year, while volume grew 12% as compared to the same period last year.

Discounts as a percentage of gross sales decreased to 11% in the second quarter of 2020 from 12% in the same period last year. As a result, net sales revenue grew 14% in the second quarter of 2020 to $10,853, compared to $9,480 in the same period last year.

Cost of Goods Sold and Produced

Cost of goods sold increased $658 during the second quarter of 2020 as compared to the same period last year. As a percentage of net sales, cost of goods sold in the second quarter of 2020 improved to 72% as compared to 76% for the same period last year.

The total cost of goods per case decreased to $12.06 per case in the second quarter of 2020 from $12.25 per case for the same period last year. The cost of goods sold per case on core brands increased to $11.92 during the second quarter of 2020, from the $11.86 for the same period last year. Then increase on core brands is driven by $198 reserve related to packing material from the transition to the FDA mandated nutritional fact requirements disclosure. We are continuing to work with suppliers and co-packers to improve our processes and maximize cost efficiencies.

Gross Margin

Gross margin increased to 28% for the second quarter of 2020, compared to 24% during the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses increased by $44 in the second quarter of 2020 to $1,480 from $1,436 in the same period last year, driven by increased volumes. Delivery costs in the second quarter of 2020 were 14% of net sales and $2.27 per case, compared to 15% of net sales and $2.44 per case during the same period last year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support.

Total selling and marketing expenses were $1,585 during the second quarter of 2020, compared to $3,194 during the same period last year. As a percentage of net sales, selling and marketing costs decreased to 15% during the second quarter of 2020, as compared to 34% during the same period last year. The decrease represents a lapping of the “Fooled Your Mom” campaign in the second quarter of 2019 and a lower level of digital advertising, event sampling and agency fees. In addition, personnel and travel related costs declined.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased in the second quarter of 2020 to $1,348 from $1,749, a decrease of $401 over the same period last year. Decrease was driven by $365 for option forfeiture/expiration and lower personnel and travel related costs.

Loss from Operations

The loss from operations was $1,434 for the second quarter of 2020, as compared to a loss of $4,106 in the same period last year driven by increase gross profit and reductions in operating expenses discussed above.

Interest and Other Expense

Interest and other expense for the second quarter of 2020, consisted of $303 of interest expense and expenses related to the change in fair value of our warrant liability of $13. During the same period last year, interest expense was $294, and expense related to the change in fair value of our warrant liability was $60.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended June 30, 2020 and 2019 (unaudited; in thousands):

	Three Months Ended June 30,
	2020	2019
Net loss	$(1,750)	$(4,460)

Modified EBITDA adjustments:
Depreciation and amortization	37	34
Interest expense	303	294
Stock option and other noncash compensation	(36)	623
Change in fair value of warrant liability	13	60
Severance	-	6
Total EBITDA adjustments	$317	$1,017

Modified EBITDA	$(1,433)	$(3,443)

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Modified EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Modified EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Modified EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Modified EBITDA does not reflect any cash requirements for such replacements.

Results of Operations – Six months ended June 30, 2020

The following table sets forth key statistics for the six months ended June 30, 2020 and 2019, respectively, in thousands.

	Six Months Ended June 30,		Pct.
	2020	2019	Change
Gross sales (A)	$22,781	$20,279	12%
Less: Promotional and other allowances (B)	2,405	2,350	2%
Net sales	$20,376	$17,929	14%

Cost of goods produced (C)	14,518	12,843	13%
% of Gross sales	64%	63%
% of Net sales	71%	72%
Cost of goods sold – idle capacity (D)	-	309	-100%
% of Net sales	-%	2%
Gross profit	$5,858	$4,777	23%
% of Net sales	29%	27%

Expenses
Delivery and handling	$2,743	$2,466	11%
% of Net sales	13%	14%
Dollar per case ($)	2.3	2.2
Selling and marketing	3,510	5,208	-33%
% of Net sales	17%	29%
General and administrative	3,295	4,120	-20%
% of Net sales	16%	23%
(Gain)/Loss on sales of assets	(6)	(30)	-80%
Total Operating expenses	9,542	11,764	-19%

Loss from operations	$(3,684)	$(6,987)	-47%

Interest expense and other expense	(646)	(737)	-12%

Net loss	$(4,330)	$(7,724)	-44%

Loss per share – basic and diluted	$(0.08)	$(0.25)	-68%

Weighted average shares outstanding - basic & diluted	53,554,913	31,397,760	71%

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

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity from the six-month period ending June 30, 2019 through the six-month period ending June 30, 2020.

As part of the Company’s ongoing initiative to simplify and streamline operations by reducing the number of SKUs, the Company has identified core products on which to place its strategic focus. These core products consist of Reed’s and Virgil’s branded beverages. Beginning in 2020, our Wellness Shots are captured in Non-core products. Non-core products for 2019 consist primarily of slower selling discontinued Reed’s and Virgil’s SKUs.

Sales

As a result of our decision to focus on the core Reed’s and Virgil’s beverage brands and simplify operations by reducing the overall number of SKUs that we offer, the Company’s core beverage volume for the first six months of 2020, represents 99% of all beverage volume.

Core brand gross revenue increased by 13% to $22,115 compared to the same period last year, driven by Reed’s volume growth of 20%. The result is an increase in total gross revenue of 12%, to $22,781 from $20,279 during the same period last year. Price on our core brands increased $0.28 per case or 2% year over year, while volume grew 11% as compared to the same period last year.

Discounts as a percentage of gross sales decreased to 11% in the first six months of 2020 from 12% in the same period last year. The decrease in our promotions was driven by lower promotional activity primarily due to the impacts of COVID-19 as promotional execution became a lower priority at retail. As a result, net sales revenue grew 14% in the first six months of 2020 to $20,376, compared to $17,929 in the same period last year.

Cost of Goods Sold and Produced

Cost of goods sold increased $1,366 during the first six months of 2020 as compared to the same period last year. As a percentage of net sales, cost of goods sold in the first six months of 2020 improved to 71% as compared to 73% for the same period last year.

The total cost of goods per case increased to $11.99 per case in the first six months of 2020 from $11.83 per case in the same period last year. The increase is driven by utilization of higher costed inventory remaining from 2019 in the first quarter and a $198 reserve recorded related to packaging material from transition to the FDA mandated nutritional fact requirements disclosure. The cost of goods sold per case on core brands increased to $11.80 during the first six months of 2020, from the $11.07 for the same period last year. We are continuing to work with suppliers and co-packers to improve our processes and maximize cost efficiencies.

Gross Margin

Gross margin increased to 29% for the first six months of 2020, compared to 27% during the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses increased by $277 in the first six months of 2020 to $2,743 from $2,466 in the same period last year, driven by increased volumes. Delivery costs in the six months of 2020 were 13% of net sales and $2.27 per case, compared to 14% of net sales and $2.22 per case during the same period last year. The per case rate increase was driven by market forces impacted by COVID-19.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support.

Total selling and marketing expenses were $3,510 during the first six months of 2020, compared to $5,208 during the same period last year. As a percentage of net sales, selling and marketing costs decreased to 17% during the first six months of 2020, as compared to 29% during the same period last year. The decrease represents a lapping of the “Fooled

Your Mom” campaign which ran in the second quarter of 2019 as well as the Catalina retail register coupon program, which has yet to be used in 2020 and a lower level of digital advertising, event sampling and agency fees. In addition, personnel and travel related costs declined.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased in the first six months of 2020 to $3,295 from $4,120, a decrease of $825 over the same period last year. The decrease was driven by forfeiture/expiration of options in the amount of $365, the lapping of a $220 one-time final transition cost incurred in 2019 related to our plant sale and a reduction temp staffing of $146 and lower personnel and travel related costs.

Loss from Operations

The loss from operations was $3,684 for the first six months of 2020, as compared to a loss of $6,987 in the same period last year driven by increase gross profit and reductions in operating expenses discussed above.

Interest and Other Expense

Interest and other expense for the first six months of 2020, consisted of $639 of interest expense and expense related to the change in fair value of our warrant liability of $7. During the same period last year, interest expense was $629, and expense related to the change in fair value of our warrant liability was $108.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the six months ended June 30, 2020 and 2019 (unaudited; in thousands):

	Six Months Ended June 30,
	2020	2019
Net loss	$(4,330)	$(7,724)

Modified EBITDA adjustments:
Depreciation and amortization	86	70
Interest expense	639	629
Stock option and other noncash compensation	744	1,229
Change in fair value of warrant liability	7	108
Severance	-	39
Total EBITDA adjustments	$1,476	$2,075

Modified EBITDA	$(2,854)	$(5,649)

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

For the six months ended June 30, 2020, the Company recorded a net loss of $4,330 and used cash in operations of $5,028. As of June 30, 2020, we had a cash balance of $1,112 with borrowing capacity of $6,704, a stockholder’s equity of $2,866 and a working capital of $2,257, compared to a cash balance of $913 with borrowing capacity of $3,235, stockholders’ equity of $1,147 and a working capital of $4,885 at December 31, 2019.

In April 2020, the Company conducted a public offering of 15,333,334 shares of its common stock at $0.375 per share, resulting in net proceeds to the Company of $5,310.

On April 20, 2020, the Company was granted a loan (the “PPP loan”) from City National Bank in the aggregate amount of $770, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.

The PPP loan agreement is dated April 20, 2020, matures on April 20, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, is payable monthly commencing on November 2020, and is unsecured and guaranteed by the U.S. Small Business Administration. The loan term may be extended to April 20, 2025, if mutually agreed to by the Company and lender. We applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company intends to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, we cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of June 30, 2020.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020. As of June 30, 2020, management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

COVID-19 and other pandemics, epidemics, or outbreaks of a contagious illness may adversely affect our operating results, cash flows and financial condition.

COVID-19 coronavirus outbreak and other pandemics, epidemics, or outbreaks of a contagious illness, and similar events, may cause harm to us, our employees, our customers, our vendors and supply chain partners, and financial institutions, which could have a material adverse effect on our results of operations, financial condition and cash flows. The impacts may include, but would not be limited to:

●	Decreased availability and increased cost of supplies due to increased demand around food and food-related products due to increased global demand and disruptions along the global supply chains of these manufactures and distributors;
●	Disruption to operations due to the unavailability of employees due to illness, quarantines, risk of illness, travel restrictions or factors that limit our existing or potential workforce;
●	Elevated employee turnover which may increase payroll expense and recruiting-related expenses; and
●	Significant disruption of global financial markets, which could have a negative impact on us or our customers’ ability to access capital in the future.

In addition, we have taken and will continue to take temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees, including requiring administrative and other groups of our employees to work remotely, suspending non-essential travel and restricting attendance at industry events and in-person work-related meetings. Such measures could have a material adverse effect on our business.

The further spread of COVID-19, and the requirements to take action to help limit the spread of the virus, could impact the resources required to carry out our business as usual and may have a material adverse effect on our results of operations, financial condition and cash flows. The extent to which COVID-19 will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the ongoing geographic spread of the virus, the severity of the disease, the duration of the outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the outbreak and the impact on the United States and the global economy. Any of these developments, individually or in aggregate, could materially impact our business and our financial results and condition.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As discussed in Part I, Item 4 – “Controls and Procedures” of this Quarterly Report on Form 10-Q, we have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of June 30, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Amended and Restated Employment Agreement by and between Reed’s Inc. and Norman E. Snyder, Jr. dated June 24, 2020, filed herewith.
10.2	Form of Reed’s, Inc. Promissory Note, in the principal amount of $769,816 in favor of City National Bank, dated April 20, 2020, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 29, 2020.
4.1	Form of Executive Incentive Stock Option Agreement, filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

Reed’s, Inc. (Registrant)

Date: August 10, 2020	/s/ Norman E. Snyder, Jr.
Norman E. Snyder, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	/s/ Thomas J. Spisak
Thomas J. Spisak
Chief Financial Officer
(Principal Financial Officer)

