Form 10-Q
period 2020-09-30
REED'S, INC.
filed 2020-11-09
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 62,967,570 shares of Common Stock outstanding as of October 31, 2020.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report as well as our other public filings or public statements include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” and “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.

These forward-looking statements involve known and unknown risks, assumptions and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements. These risks, assumptions and uncertainties include difficulty in marketing Reed’s products and services, maintaining and protecting brand recognition, Reed’s ability to qualify for forgiveness of the PPP loan, the need for significant capital, dependence on third party distributors, dependence on third party brewers, increasing costs of fuel and freight, protection of intellectual property, competition and other factors, any of which could have an adverse effect on the business plans of Reed’s, its reputation in the industry or its expected financial return from operations and results of operations. These risks, assumptions and uncertainties are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which we filed with the SEC on March 18, 2020, as amended April 8, 2020, and our Quarterly Reports on Form 10-Q for periods ended March 30, 2020 and June 30, 2020, which we filed on May 12, 2020 and August 10, 2020. These documents are available on the SEC’s website at www.sec.gov.

i

ii

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S INC.

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$875	$913
Accounts receivable, net of allowance for doubtful accounts and returns and discounts of $194 and $375, respectively	4,647	2,099
Receivable from related party	391	356
Inventory, net of reserve for obsolescence of $224 and $646, respectively	9,436	10,508
Prepaid expenses and other current assets	704	420
Total current assets	16,053	14,296

Property and equipment, net of accumulated depreciation of $316 and $482, respectively	984	1,053
Equipment held for sale, net of impairment reserves of $96 and $96, respectively	67	67
Intangible assets	613	576
Total assets	$17,717	$15,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,441	$5,539
Accrued expenses	835	646
Revolving line of credit	4,272	3,177
Current portion of note payable	470	-
Convertible note to a related party	5,128	-
Current portion of leases payable	114	49
Total current liabilities	16,260	9,411

Leases payable, less current portion	592	737
Convertible note to a related party	-	4,689
Note payable	300	-
Warrant liability	7	8
Total liabilities	17,159	14,845

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 100,000,000 and 100,000,000 shares authorized, respectively; 62,960,570 and 47,595,206 shares issued and outstanding, respectively	6	5
Common stock issuable, 350,000 shares at September 30, 2020	285	-
Additional paid in capital	83,646	77,596
Accumulated deficit	(83,473)	(76,548)
Total stockholders’ equity	558	1,147
Total liabilities and stockholders’ equity	$17,717	$15,992

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Sales	$10,562	$8,740	$30,938	$26,669
Cost of goods sold	7,176	6,238	21,694	19,390
Gross profit	3,386	2,502	9,244	7,279

Operating expenses:
Delivery and handling expense	2,207	1,902	4,950	4,369
Selling and marketing expense	1,872	2,508	5,382	7,718
General and administrative expense	1,583	2,470	4,872	6,557
Total operating expenses	5,662	6,880	15,204	18,644

Loss from operations	(2,276)	(4,378)	(5,960)	(11,365)

Interest expense	(322)	(318)	(961)	(947)
Change in fair value of warrant liability	8	131	1	23

Net loss	(2,590)	(4,565)	(6,920)	(12,289)

Dividends on Series A Convertible Preferred Stock	-	-	(5)	(5)

Net Loss Attributable to Common Stockholders	$(2,590)	$(4,565)	$(6,925)	$(12,294)

Loss per share – basic and diluted	$(0.04)	$(0.14)	$(0.12)	$(0.38)

Weighted average number of shares outstanding – basic and diluted	62,940,091	33,716,359	56,706,141	32,179,119

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine months Ended September 30, 2020 and 2019

(Unaudited)

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2020	62,928,540	$6	9,411	$94	350,000	$285	$83,364	$(80,883)	$2,866
Fair value of vested options		-		-		-	263		263
Common shares issued on exercise of options	27,500	-					14		14
Issuance of shares for dividends on Series A Convertible Preferred Stock	4,530	-		-			5	-	5
Net Loss								(2,590)	(2,590)
Balance, September 30, 2020	62,960,570	$6	9,411	$94	350,000	$285	$83,646	$(83,473)	$558

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	47,595,206	$5	9,411	$94	-	$-	$77,596	$(76,548)	$1,147
Fair value of vested options		-		-			722		722
Fair value of vested restricted shares granted to officers		-		-	350,000	285			285
Dividends on Series A Convertible Preferred Stock	4,530	-		-			5	(5)	-
Common shares issued on exercise of options	27,500	-					14		14
Common shares issued pursuant to the rights offering, net of offering costs	15,333,334	1		-		-	5,309	-	5,310
Net Loss								(6,920)	(6,920)
Balance, September 30, 2020	62,960,570	$6	9,411	$94	350,000	$285	$83,646	$(83,473)	$558

	Common Stock		Preferred Stock		Common Stock Issuable			Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Capital	Deficit	(Deficit)
Balance, June 30, 2019	33,708,826	$3	9,411	$94	-		$-	$70,051	$(68,160)	$1,988
Fair value of vested options		-						223		223
Shares granted to Directors for services	8,072	-		-	-		-	29		29
Fair value of vested restricted shares granted to an officer for services		-		-		-		116		116
Exercise of warrants	3,146				-			1		1
Net Loss									(4,565)	(4,565)
Balance, September 30,2019	33,720,044	$3	9,411	$94	-		$-	$70,420	$(72,725)	$(2,208)

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2018	25,729,461	$3	9,411	$94	-	$-	$53,591	$(60,431)	$(6,743)
Fair value of vested options							1,077		1,077
Shares granted to Directors for services	33,796	-		-	-	-	115		115
Fair value of vested restricted shares granted to an officer for services		-					405		405
Dividends on Series A Convertible Preferred Stock		-		-	-	-		(5)	(5)
Common shares issued pursuant to the rights offering, net of offering costs	7,733,750	-		-		-	14,867	-	14,867
Exercise of warrants	223,037						365		365
Net Loss					-			(12,289)	(12,289)
Balance, September 30, 2019	33,720,044	$3	9,411	$94	-	$-	$70,420	$(72,725)	$(2,208)

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine months Ended September 30, 2020 and 2019

(Unaudited)

(Amounts in thousands)

	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net loss	$(6,920)	$(12,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	56	12
(Gain)/loss on sale of property & equipment	-	(30)
(Gain)/loss on termination of leases	(6)	2
Amortization of debt discount	290	225
Amortization of right of use assets	89	96
Fair value of vested options	722	1,077
Fair value of vested restricted shares granted to officers	285	520
Decrease in allowance for doubtful accounts	(181)	(400)
Decrease (increase) in inventory reserve	(422)	325
Change in fair value of warrant liability	(1)	(23)
Accrual of interest on convertible note to a related party	439	390
Lease liability	(18)	(10)
Changes in operating assets and liabilities:
Accounts receivable	(2,367)	(1,121)
Inventory	1,495	(2,520)
Prepaid expenses and other assets	(318)	(339)
Accounts payable	(100)	(196)
Accrued expenses	189	(347)
Net cash used in operating activities	(6,768)	(14,628)
Cash flows from investing activities:
Trademark costs	(37)	-
Proceeds from sale of property and equipment	-	30
Purchase of property and equipment	(121)	(273)
Net cash used in investing activities	(158)	(243)
Cash flows from financing activities:
Borrowings on line of credit	34,645	42,179
Repayments of line of credit	(33,710)	(42,175)
Capitalization of financing costs	(130)	(130)
Proceeds from note payable	770	-
Repayment of amounts due to/from officers	-	195
Principal repayments on capital lease obligation	(11)	(38)
Exercise of options	14	-
Exercise of warrants	-	365
Proceeds from sale of common stock	5,310	14,867
Net cash provided by financing activities	6,888	15,263

Net increase in cash	(38)	392
Cash at beginning of period	913	624
Cash at end of period	$875	$1,016

Supplemental disclosures of cash flow information:
Cash paid for interest	$231	$408

Non Cash Investing and Financing Activities
Dividends on Series A Convertible Preferred Stock	$5	$5

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Nine months Ended September 30, 2020 and 2019 (Unaudited)

(In thousands, except share and per share amounts)

1. Basis of Presentation and Liquidity

The accompanying interim condensed financial statements of Reed’s, Inc. (the “Company”, “we”, “us”, or “our”), are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position at September 30, 2020, the results of operations for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. The balance sheet as of December 31, 2019 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2020.

COVID-19 Considerations

In the quarter ended September 30, 2020, the COVID-19 pandemic did not have a material net impact on our operating results. In the future, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. Based on the recent increase in demand for our products, we believe that over the long term, there will continue to be strong demand for our products.

Our ability to operate without significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. For the six months ended September 30, 2020, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part in the infection prevention and remain flexible in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

Through September 30, 2020, the COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of such date. Shipments to customers in the third quarter of 2020 were up 14% from the first quarter of 2020, and down slightly (2%) from the second quarter of 2020 with fluctuations consistent with historical seasonal patterns. Through September 30, 2020, we continue to generate cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

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

For the nine months ended September 30, 2020, the Company recorded a net loss of $6,920 and used cash in operations of $6,768. As of September 30, 2020, we had a cash balance of $875 with borrowing capacity of $3,037, a stockholder’s equity of $558 and a negative working capital of $207, compared to a cash balance of $913 with borrowing capacity of $3,235, stockholders’ equity of $1,147 and a working capital of $4,885 at December 31, 2019.

Historically, we have financed our operations through public and private sales of common stock, issuance of preferred and common stock, convertible debt instruments, term loans and credit lines from financial institutions, and cash generated from operations. We have taken decisive action to improve our margins, including fully outsourcing our manufacturing process, streamlining our product portfolio, negotiating improved vendor contracts, and restructuring our selling prices.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which include (1) identifying the contract or agreement with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

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

For the periods ended September 30, 2020 and 2019, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	September 30, 2020	September 30, 2019
Convertible note to a related party	2,266,667	2,266,667
Warrants	6,413,782	6,413,782
Common stock equivalent of Series A Convertible Preferred stock	37,644	37,644
Common stock issuable	350,000	-
Unvested restricted common stock	244,740	610,609
Options	4,716,357	4,373,566
Total	14,029,190	13,702,268

The Series A Convertible Preferred Stock is convertible into Common shares at the rate of 1:4.

Stock Compensation Expense

The Company periodically issues stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on ASC 718, Compensation-Stock Compensation whereby the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company recognizes the fair value of stock-based compensation within its Statements of Operations with classification depending on the nature of the services rendered.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs for the three months ended September 30, 2020 and 2019, aggregated $536 and $661, respectively. Advertising costs for the nine months ended September 30, 2020 and 2019, aggregated $1,141 and $2,194, respectively.

Concentrations

Sales. During the three months ended September 30, 2020, two customers accounted for 24% and 12% of gross sales, respectively, and during the nine months ended September 30, 2020, two customers accounted for 25% and 13% of gross sales, respectively. During the three months ended September 30, 2019, the Company’s largest two customers accounted for 15% and 12% of gross sales, respectively. During the nine months ended September 30, 2019, these customers accounted for 23% and 13% of gross sales, respectively. No other customers exceeded 10% of sales in either period.

Accounts receivable. As of September 30, 2020, the Company had accounts receivable from one customer which comprised 23% of its gross accounts receivable. As of December 31, 2019, the Company had accounts receivable from one customer which comprised 14% of its gross accounts receivable. No other customer exceeded 10% of accounts receivable in either period.

Purchases from vendors. During the three months ended September 30, 2020, two vendors accounted for 13% and 11% of all purchases. During the nine months ended September 30, 2020, two vendors accounted for 11% and 11% of all purchases. During the three months ended September 30, 2019, the Company’s largest three vendors accounted for approximately 13%, 11% and 10% of all purchases, respectively. During the nine months ended September 30, 2019, two vendors accounted for 12% and 10% of all purchases, respectively. No other vendors exceeded 10% of all purchases in either period.

Accounts payable. As of September 30, 2020, of the Company’s two largest vendors, each accounted for 18% and 11% of the total accounts payable. As of December 31, 2019, of the Company’s three largest vendors, accounted for 19%, 15%, and 14% of the total accounts payable. No other vendors exceeded 10% of accounts payable in either period.

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

As of September 30, 2020, and December 31, 2019, the Company’s balance sheets included Level 2 liabilities comprised of the fair value of warrant liabilities aggregating $7 and $8, respectively (see Note 10).

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

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for the Company January 1, 2024. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements, but currently does not believe ASU 2020-06 will have a significant impact on the Company’s accounting for its convertible debt instruments. The effect will largely depend on the composition and terms of the financial instruments at the time of adoption.

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

3. Inventory

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, and net of reserves is comprised of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials and packaging	$6,354	$4,261
Finished products	3,082	6,247
Total	$9,436	$10,508

The Company has recorded a reserve for slow moving and potentially obsolete inventory. The reserve at September 30, 2020, and December 31, 2019, was $224 and $646, respectively.

4. Property and Equipment

Property and equipment is comprised of the following (in thousands):

	September 30, 2020	December 31, 2019
Right-of-use assets under operating leases	$730	$730
Right-of-use assets under finance leases	67	179
Computer hardware and software	400	543
Machinery and equipment	103	83
Total cost	1,300	1,535
Accumulated depreciation and amortization	(316)	(482)
Net book value	$984	$1,053

Depreciation expense for the three months ended September 30, 2020 and 2019 was $35 and $8, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $56 and $12, respectively. During the nine months ended September 30, 2020, the Company disposed of right-of-use assets under finance leases with a net book value of $45, and terminated $51 of related finance leases (see Note 9), resulting in a gain on lease termination of $6.

Equipment held for sale consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Equipment held for sale	$163	$163
Reserve	(96)	(96)
Net book value	$67	$67

The balance as of September 30, 2020, and December 31, 2019, consists of residual manufacturing equipment, at estimated net realizable value, which management anticipates selling during 2020.

5. Intangible Assets

Intangible assets are comprised of brand names acquired, specifically Virgil’s, and costs related to trademarks. They have been assigned an indefinite life, as we currently anticipate that they will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life remains appropriate. We first assess qualitative factors to determine whether it is more likely than not that the asset is impaired. If further testing is necessary, we compare the estimated fair value of our asset with its book value. If the carrying amount of the asset exceeds its fair value, as determined by the discounted cash flows expected to be generated by the asset, an impairment loss is recognized in an amount equal to that excess. Based on management’s measurement, there were no indications of impairment at September 30, 2020.

Intangible assets consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Brand names	$576	$576
Trademarks	37	-
Total	$613	$576

6. Line of Credit

Amounts outstanding under the Company’s credit facilities are as follows (in thousands):

	September 30, 2020	December 31, 2019
Line of Credit	$4,596	$3,661
Capitalized finance costs	(324)	(484)
Net balance	$4,272	$3,177

On October 4, 2018, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. The financing agreement provides a maximum borrowing capacity of $13,000. Borrowings are based on a formula of eligible accounts receivable and inventories (the “permitted borrowings”) plus advances (an “over-advance” of up to $4,000) in excess of permitted borrowings. At September 30, 2020, the unused borrowing capacity under the financing agreement was $3,037. The line of credit matures on March 30, 2021.

Borrowings under the Rosenthal financing agreement bear interest at the greater of prime or 4.75%, plus an additional 2.0% to 3.5% depending on whether the borrowing is based upon receivables, inventory or is an over-advance. The effective interest rate as of September 30, 2020 on outstanding borrowings was 7.2%. Additionally, the line of credit is subject to monthly facility and administration fees, and aggregate minimum monthly fees (including interest) of $4.

The line of credit is secured by substantially all of the assets excluding intellectual property of the Company. The over-advance is secured by all of Reed’s intellectual property collateral. Additionally, any over-advance is guaranteed by an irrevocable stand-by letter of credit in the amount of $1,500, issued by Daniel J. Doherty III and the Daniel J. Doherty, III 2002 Family Trust, affiliates of Raptor/Harbor Reeds SPV LLC (“Raptor”). As of September 30, 2020, Raptor beneficially owns 11.5% of the Company’s outstanding common stock and Mr. Doherty is a member of the Company’s Board of Directors. In the event of a default under the financing agreement, Raptor has a put option to purchase from Rosenthal the entire amount of any outstanding over-advance plus accrued interest, prior to Rosenthal declaring an event of default under the financing agreement.

The financing agreement with Rosenthal includes customary restrictions that limit our ability to engage in certain types of transactions, including our ability to utilize tangible and intangible assets as collateral for other indebtedness. Additionally, the agreement contains a financial covenant that requires us to meet certain minimum working capital and tangible net worth thresholds as of the end of each quarter. We were in compliance with the terms of our agreement with Rosenthal as of September 30, 2020.

The Company annually incurs an additional $130 of fees from the bank, which is equal to 1% of the $13,000 borrowing limit. These costs have been capitalized and recorded as a debt discount and are amortized over the remaining life of the Rosenthal agreement. The 2020 fee will be amortized over 0.5 years and the 2019 fee is being amortized over 1.5 years. Amortization of debt discount was $290 and $225 for the nine months ended September 30, 2020 and 2019, respectively.

7. Convertible Note to a Related Party

The Convertible Note to a Related Party consists of the following (in thousands):

	September 30, 2020	December 31, 2019
12% Convertible Note Payable	$3,400	$3,400
Accrued Interest	1,728	1,289
Total obligation	$5,128	$4,689

On April 21, 2017, the Company issued a secured, convertible, subordinated, non-redeemable note in the principal amount of $3,400 and warrants to purchase 1,416,667 shares of common stock to Raptor. Raptor beneficially owned approximately 11.5% and 14.9% of the Company’s common stock at September 30, 2020 and December 31, 2019, respectively.

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

The warrants expire on April 21, 2022 and have an adjusted exercise price of $1.50 per share. The note and warrants contain customary anti-dilution provisions, and the shares of common stock issuable upon conversion of the note and exercise of the warrants have been registered on Form S-3.

8. Note Payable

On April 20, 2020, the Company was granted a loan (the “PPP loan”) from City National Bank in the aggregate amount of $770, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.

The PPP loan agreement is dated April 20, 2020, matures on April 20, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, is payable monthly commencing on November 2020, and is unsecured and guaranteed by the U.S. Small Business Administration. The loan term may be extended to April 20, 2025, if mutually agreed to by the Company and lender. We applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company intends to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, we cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of September 30, 2020. At September 30, 2020, the note payable balance was $770, of which $470 were reflected as the current portion of note payable.

9. Leases Payable

The Company adopted ASC 842, Leases, effective October 1, 2018. The standard requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease, initially measured at the present value of the lease payments. The Company leases its headquarters office, and certain office equipment and automobiles. The Company analyzes all leases at inception to determine if a right-of-use asset and lease liability should be recognized. Leases with an initial term of 12 months or less are not included on the condensed consolidated balance sheets. The lease liability is measured at the present value of future lease payments as of the lease commencement date.

ASC 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis.

During the three and nine months ended September 30, 2020 and 2019, lease costs totaled $45 and $51, and $135 and $134, respectively.

As of December 31, 2019, the Company’s lease liabilities totaled $786, made up of finance lease liabilities of $89 and operating lease liabilities of $697. During the nine months ended September 30, 2020, the Company terminated $51 of finance leases, and made payments of $11 towards finance lease liability and $18 towards operating lease liability. As of September 30, 2020, lease liabilities totaled $706, made up of finance lease liabilities of $27 and operating lease liabilities of $679.

As of September 30, 2020, the weighted average remaining lease terms for operating lease and finance lease are 4.25 years and 0.39 years, respectively. As of September 30, 2020, the weighted average discount rate for operating lease is 12.6% and 10.39% for finance lease.

Future minimum lease payments under the leases are as follows (in thousands):

Years Ending December 31,
Remainder of 2020	$67
2021	221
2022	222
2023	226
2024	221
Total payments	957
Less: Amount representing interest	(251)
Present value of net minimum lease payments	706
Less: Current portion	(114)
Non-current portion	$592

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

The fair value of the warrant liability was determined using the Black-Scholes-Merton option pricing model at September 30, 2020 and December 31, 2019, using the following assumptions:

	September 30, 2020	December 31, 2019

Stock Price	$0.93	$0.91
Risk free interest rate	0.80%	1.95%
Expected volatility	119.51%	83.36%
Expected life in years	0.67	1.42
Expected dividend yield	0%	0%
Number of Warrants containing fundamental transaction provisions	138,762	138,762
Fair Value of Warrants	$7	$8

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

The following table sets forth a summary of the changes in the estimated fair value of the warrant liability during the nine months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Beginning Balance	$8	$38
Change in fair value	(1)	(23)
Ending balance	$7	$15

11. Stockholders’ Equity

Series A Convertible Preferred Stock

On July 2, 2020, the Company paid dividends on the Preferred Stock through the issuance of 4,530 of its common stock. The aggregate fair value of the common stock issued was $5 based on an average market price of $1.04 per share.

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

During the nine months ended September 30, 2020, the Company received proceeds of $14, and issued 27,500 shares of common stock, on the exercise of stock options.

12. Share-based payments

Restricted common stock

The following table summarizes restricted stock activity during the nine months ended September 30, 2020:

	Unvested Shares	Issuable Shares	Fair Value at Date of Issuance	Weighted Average Grant Date Fair Value
Balance, December 31, 2019	-	-	$-	-
Granted	594,740	-	508	0.85
Vested	(350,000)	350,000	(285)	-
Issued	-	-	-	-
Balance, September 30, 2020	244,740	350,000	$223	$0.85

During the nine months ended September 30, 2020, the Company issued 594,740 shares of restricted stock to a director and two executive employees. 350,000 of these shares vested immediately, 94,740 shares will vest in increments of 47,370 each over a two month period of October and November 2020, 75,000 shares will vest in increments of 18,750 each over four years from the date of grant, and 75,000 shares will vest over four years based on performance criteria determined by the Board of Directors or Compensation Committee. Unvested shares remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $508 based on the market price of our common stock price which ranged from $0.81 to $0.95 per share on the dates of grants and is amortized as shares vest. The total fair value of restricted common stock vesting during the nine months ended September 30, 2020 and 2019 was $285 and $477, respectively, and is included in general and administrative expenses in the accompanying statements of operations. As of September 30, 2020, the amount of unvested compensation related to issuances of restricted common stock was $223, which will be recognized as an expense in future periods as the shares vest. When calculating basic loss per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

Stock options

The following table summarizes stock option activity during the nine months ended September 30, 2020:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	3,265,580	$2.19	7.09	$6
Granted	2,067,800	$0.67
Exercised	(34,500)	$0.50
Unvested forfeited or expired	(394,480)	$1.93
Vested forfeited or expired	(188,043)	$4.20
Outstanding at September 30, 2020	4,716,357	$1.48	8.17	$505
Exercisable at September 30, 2020	2,169,690	$1.47	7.46	$338

During the nine months ended September 30, 2020, the Company approved options exercisable into 2,067,800 shares to be issued pursuant to Reed’s 2017 Incentive Compensation Plan. 1,732,800 options were issued to employees including 582,800 options that vested immediately, 575,000 options vesting annually over a four-year vesting period, and 575,000 options that will vest based on performance criteria to be established by the board. In addition, 335,000 options granted to consultants, board members, and former employees vest over various periods.

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

During the nine months ended September 30, 2020 and 2019, the Company recognized $722 and $1,077 of compensation expense relating to vested stock options. As of September 30, 2020, the aggregate amount of unvested compensation related to stock options was approximately $1,594 which will be recorded as an expense in future periods as the options vest.

As of September 30, 2020, the outstanding options have an intrinsic value of $338. The aggregate intrinsic value was calculated as the difference between the closing market price as of September 30, 2020, which was $0.93, and the exercise price of the outstanding stock options.

13. Stock Warrants

As of September 30, 2020, the Company has issued warrants to purchase an aggregate of 6,413,782 shares of common stock. The Company’s warrant activity during the nine months ended September 30, 2020 is as follows:

Schedule of Warrant Activity

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2019	6,413,782	$2.06	1.52	$-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2020	6,413,782	$2.06	0.77	$-
Exercisable at September 30, 2020	6,413,782	$2.06	0.77	$-

There were no warrant transactions during the nine months ended September 30, 2020. As of September 30, 2020, the outstanding warrants have no intrinsic value. The intrinsic value was calculated as the difference between the closing market price as of September 30, 2020, which was $0.93, and the exercise price of the Company’s warrants to purchase common stock.

14. Related Party Activities

On December 31, 2018, the Company completed the sale of its Los Angeles manufacturing plant to California Custom Beverage, LLC (“CCB”), an entity owned by Christopher J. Reed, a related party, and CCB assumed the monthly payments on our lease obligation for the Los Angeles manufacturing plant. Our release from the obligation by the lessor, however, is dependent upon CCB’s deposit of $1,200 of security with the lessor. The deposit is secured by Mr. Reed’s pledge of common stock to the lessor and guaranteed personally by Mr. Reed and his wife. As of September 30, 2020, $800 has been deposited with the lessor and Mr. Reed has placed approximately 363,000 pledged shares valued at $338 that remain in escrow with the lessor.

Beginning in 2019, we are to receive a 5% royalty on CCB’s private label sales to existing customers for three years and a 5% referral fee on CCB’s private label sales to referred customers for three years. During the nine months ended September 30, 2020, the Company recorded royalty revenue from CCB of $26. During the nine months ended September 30, 2019, the Company recorded royalty revenue from CCB of $14.

At December 31, 2019, the Company had royalty revenue receivable from CCB of $128. In addition, at December 31, 2019, the Company has outstanding receivable from CCB of $228 consisting of inventory advances to CCB. The aggregate receivable from CCB at December 31, 2019 was $356. During the nine months ended September 30, 2020, the Company recorded additional royalty revenue receivable of $26, advance additional inventory and equipment of $138, and received payments of $129, leaving an aggregate receivable balance of $391 at September 30, 2020.

At September 30, 2020 and December 31, 2019, the Company had accounts payable due to CCB of $211 and $182, respectively.

15. Subsequent Events

Subsequent to September 30, 2020, the Company issued 7,000 shares of common stock on the exercise of stock options.

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

Overview

During the third quarter of 2020, the Company fully utilized their expanded network of co-packers and implemented an upgraded set of quality protocols. In addition to our traditional sales channels, the Company is utilizing their ecommerce platform that includes their branded web sites and Amazon to offer its line of shots, ginger candy and drinks packaged in cans.

A public equity offering, which closed on April 20, 2020, provided the Company with funds for working capital and general corporate purposes. These funds enabled us to initiate the implementation of our 2020 strategy that included driving growth while strategically reducing operating costs.

The Company remains focused on driving sales growth and improving margin. The sales growth focus is on channel expansion, new product introduction and improved sales execution. The margin enhancement initiative is driven by co-packer upgrades, better leveraged purchasing and improved efficiency. Underpinning these initiatives is a focus on strategically reducing operating costs.

COVID-19 Considerations

In the quarter ended September 30, 2020, the COVID-19 pandemic did not have a material net impact on our operating results. In the future, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. Based on the recent increase in demand for our products, we believe that over the long term, there will continue to be strong demand for our products.

Our ability to operate without significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to comply with the recommended actions of government and health authorities to protect our employees. For the six months ended September 30, 2020, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part in the infection prevention and remain flexible in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

Through September 30, 2020, in part due to our innovative response to the COVID-19 pandemic, the COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of such date. Shipments to customers in the third quarter were up 14% from the first quarter of the year and down slightly (2%) from the Second quarter of 2020, with fluctuations consistent with historical seasonal patterns. Through September 30, 2020, we continue to generate cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q.

Results of Operations – Three months ended September 30, 2020

The following table sets forth key statistics for the three months ended September 30, 2020 and 2019, respectively, in thousands.

	Three Months Ended September 30,		Pct.
	2020	2019	Change
Gross sales (A)	$11,897	$10,112	18%
Less: Promotional and other allowances (B)	1,335	1,372	-3%
Net sales	$10,562	$8,740	21%

Cost of goods produced (C)	7,176	6,238	15%
% of Gross sales	60%	62%
% of Net sales	68%	71%
Gross profit	$3,386	$2,502	35%
% of Net sales	32%	29%

Expenses
Delivery and handling	$2,207	$1,902	16%
% of Net sales	21%	22%
Dollar per case ($)	3.5	3.5
Selling and marketing	1,872	2,508	-25%
% of Net sales	18%	29%
General and administrative	1,583	2,470	-36%
% of Net sales	15%	28%
Total Operating expenses	5,662	6,880	-18%

Loss from operations	$(2,276)	$(4,378)	-45%

Interest expense and other expense	(314)	(187)	68%

Net loss	$(2,590)	$(4,565)	-43%

Loss per share – basic and diluted	$(0.04)	$(0.14)	-70%

Weighted average shares outstanding - basic & diluted	62,940,091	33,716,359	87%

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

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity through the third quarter of 2020 and 2019.

		2020						2019				Q3 Per Case			Sept YTD Per Case
		Q1	Q2	Q3	YTD	Q3 vs PY	YTD vs PY	Q1	Q2	Q3	YTD	2020	2019	vs PY	2020	2019	vs PY
Cases:
	Reed’s	288	335	314	937	32%	24%	238	281	238	757
	Virgil’s	262	308	319	889	6%	4%	257	296	302	855
	Total Core	550	643	633	1,826	17%	13%	495	577	540	1,612
	Non Core	2	-	-	2	-95%	-92%	20	2	4	26
	Candy	8	8	5	21	-10%	-11%	9	9	6	24
	Total	560	651	639	1,850	16%	11%	524	588	550	1,662

Gross Sales:
	Core	$10,175	$11,940	$11,622	$33,737	18%	15%	$9,098	$10,455	$9,809	$29,362	$18.4	$18.2	1%	$18.5	$18.2	1%
	Non Core	102	33	74	209	-44%	-39%	181	29	131	341	$350.1	$32.8	969%	94.4	13.1	619%
	Candy	274	256	201	731	17%	6%	241	274	172	687	$37.3	$28.7	30%	34.2	28.6	19%
	Total	$10,551	$12,229	$11,897	$34,677	18%	14%	$9,520	$10,758	$10,112	$30,390	$18.6	$18.4	1%	18.7	18.3	3%

Discounts:	Total	$(1,028)	$(1,376)	$(1,335)	$(3,739)	-3%	0%	$(1,071)	$(1,278)	$(1,372)	$(3,721)	$(2.1)	$(2.5)	-16%	$(2.0)	$(2.2)	-10%

COGS:
	Core	$(6,414)	$(7,674)	$(7,031)	$(21,119)	15%	15%	$(5,469)	$(6,843)	$(6,094)	$(18,406)	$(11.1)	$(11.3)	-2%	$(11.6)	$(11.1)	4%
	Non Core	(59)	(15)	(15)	(89)	-59%	-62%	(167)	(28)	(38)	(233)	(73.2)	(9.5)	672%	(40.4)	(9.0)	351%
	Candy	(180)	(176)	(129)	(485)	22%	10%	(159)	(177)	(106)	(442)	(24.0)	(17.6)	36%	(22.7)	(18.4)	23%
	Idle Plant	-		--	-	-	-100%	(150)	(159)	-	(309)	-	-	0%	-	(0.2)	-100%
	Total	$(6,653)	$(7,865)	$(7,176)	$(21,694)	15%	12%	$(5,945)	$(7,207)	$(6,238)	$(19,390)	$(11.2)	$(11.3)	-2%	$(11.7)	$(11.7)	0%

Gross Margin:		$2,870	$2,988	$3,386	$9,244	35%	27%	$2,504	$2,273	$2,502	$7,279	$5.3	$4.5	17%	$5.0	$4.4	15%
as % Net Sales		30%	28%	32%	30%			30%	24%	29%	27%

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

Sales

As a result of our decision to focus on the core Reed’s and Virgil’s beverage brands and simplify operations by reducing the overall number of SKUs that we offer, the Company’s core beverage volume for the quarter ended September 30, 2020, represents 98% of all beverage volume.

Core brand gross revenue increased by 18% to $11,622 compared to the same period last year, driven by Reed’s volume growth of 32%. The result is an increase in total gross revenue of 18%, to $11,896 from $10,112 during the same period last year. Price on our core brands increased $0.19 per case or 1% year over year, while volume grew 17% as compared to the same period last year.

Discounts as a percentage of gross sales decreased to 11% in the third quarter of 2020 from 14% in the same period last year. As a result, net sales revenue grew 21% in the third quarter of 2020 to $10,562, compared to $8,740 in the same period last year.

Cost of Goods Sold and Produced

Cost of goods sold increased $938 during the third quarter of 2020 as compared to the same period last year. As a percentage of net sales, cost of goods sold in the third quarter of 2020 improved to 68% as compared to 71% for the same period last year.

The total cost of goods per case decreased to $11.24 per case in the third quarter of 2020 from $11.34 per case for the same period last year. The cost of goods sold per case on core brands was $11.11 during the third quarter of 2020, compared to $11.29 and the third quarter of 2019.

Gross Margin

Gross margin increased to 32% for the third quarter of 2020, compared to 29% during the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses increased by $306 in the third quarter of 2020 to $2,207 from $1,902 in the same period last year, driven by increased volumes. Delivery costs in the third quarter of 2020 were 21% of net sales and $3.45 per case, compared to 22% of net sales and $3.46 per case during the same period last year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support.

Total selling and marketing expenses were $1,872 during the third quarter of 2020, compared to $2,508 during the same period last year. As a percentage of net sales, selling and marketing costs decreased to 18% during the third quarter of 2020, as compared to 29% during the same period last year. The decrease represents a lapping of the “Fooled Your Mom” campaign in the third quarter of 2019 and a lower level of digital advertising, event sampling and agency fees. In addition, personnel and travel related costs declined.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased in the third quarter of 2020 to $1,583 from $2,470, a decrease of $887 over the same period last year. Decrease was driven by a $643 decrease in severance expense, $214 decrease in stock option expense, and a $74 decrease in professional and consulting fees, partially offset by a $44 increase in other general and administrative expenses.

Loss from Operations

The loss from operations was $2,276 for the third quarter of 2020, as compared to a loss of $4,378 in the same period last year driven by increase gross profit and reductions in operating expenses discussed above.

Interest and Other Expense

Interest and other expense for the third quarter of 2020, consisted of $322 of interest expense offset by the change in fair value of our warrant liability of $8. During the same period last year, interest and other expense consisted of $318 of interest expense offset by the change in fair value of our warrant liability of $131.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended September 30, 2020 and 2019 (unaudited; in thousands):

	Three Months Ended September 30,
	2020	2019
Net loss	$(2,590)	$(4,565)

Modified EBITDA adjustments:
Depreciation and amortization	59	38
Interest expense	322	318
Stock option and other noncash compensation	263	368
Change in fair value of warrant liability	(8)	(131)
Severance	-	643
Total EBITDA adjustments	$636	$1,236

Modified EBITDA	$(1,954)	$(3,329)

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Modified EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Modified EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Modified EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Modified EBITDA does not reflect any cash requirements for such replacements.

Results of Operations – Nine months ended September 30, 2020

The following table sets forth key statistics for the nine months ended September 30, 2020 and 2019, respectively, in thousands.

	Nine Months Ended September 30,		Pct.
	2020	2019	Change
Gross sales (A)	$34,677	$30,391	14%
Less: Promotional and other allowances (B)	3,739	3,721	-%
Net sales	$30,938	$26,669	16%

Cost of goods produced (C)	21,694	19,081	14%
% of Gross sales	63%	63%
% of Net sales	70%	72%
Cost of goods sold – idle capacity (D)	-	309	-100%
% of Net sales	-%	1%
Gross profit	$9,244	$7,279	27%
% of Net sales	30%	27%

Expenses
Delivery and handling	$4,950	$4,369	13%
% of Net sales	16%	16%
Dollar per case ($)	2.7	2.6
Selling and marketing	5,382	7,718	-30%
% of Net sales	17%	29%
General and administrative	4,872	6,557	-26%
% of Net sales	16%	25%

Total Operating expenses	15,204	18,644	-18%

Loss from operations	$(5,960)	$(11,365)	-48%

Interest expense and other expense	(960)	(924)	4%

Net loss	$(6,920)	$(12,289)	-44%

Loss per share – basic and diluted	$(0.12)	$(0.38)	-68%

Weighted average shares outstanding - basic & diluted	56,706,141	32,179,119	76%

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

Sales

As a result of our decision to focus on the core Reed’s and Virgil’s beverage brands and simplify operations by reducing the overall number of SKUs that we offer, the Company’s core beverage volume for the first nine months of 2020, represents 98% of all beverage volume.

Core brand gross revenue increased by 15% to $33,737 compared to the same period last year, driven by Reed’s volume growth of 24%. The result is an increase in total gross revenue of 14%, to $34,677 from $30,391 during the same period last year. Price on our core brands increased $0.26 per case or 1% year over year, while volume grew 13% as compared to the same period last year.

Discounts as a percentage of gross sales decreased to 11% in the first nine months of 2020 from 12% in the same period last year. The decrease in our promotions was driven by lower promotional activity primarily due to the impacts of COVID-19 as promotional execution became a lower priority at retail. As a result, net sales revenue grew 16% in the first nine months of 2020 to $30,938, compared to $26,669 in the same period last year.

Cost of Goods Sold and Produced

Cost of goods sold increased $2,304 during the first nine months of 2020 as compared to the same period last year. As a percentage of net sales, cost of goods sold in the first nine months of 2020 improved to 70% as compared to 73% for the same period last year.

The total cost of goods per case increased to $11.73 per case in the first nine months of 2020 from $11.67 per case in the same period last year. The increase is driven by utilization of higher costed inventory remaining from 2019 in the first quarter and a $198 reserve recorded related to packaging material from transition to the FDA mandated nutritional fact requirements disclosure. The cost of goods sold per case on core brands increased to $11.57 during the first nine months of 2020, from the $11.42 for the same period last year. We are continuing to work with suppliers and co-packers to improve our processes and maximize cost efficiencies.

Gross Margin

Gross margin increased to 30% for the first nine months of 2020, compared to 27% during the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses increased by $581 in the first nine months of 2020 to $4,950 from $4,369 in the same period last year, driven by increased volumes. Delivery costs in the nine months of 2020 were 16% of net sales and $2.68 per case, compared to 16% of net sales and $2.63 per case during the same period last year. The per case rate increase was driven by market forces impacted by COVID-19.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support.

Total selling and marketing expenses were $5,382 during the first nine months of 2020, compared to $7,718 during the same period last year. As a percentage of net sales, selling and marketing costs decreased to 17% during the first nine months of 2020, as compared to 29% during the same period last year. The decrease represents a lapping of the “Fooled Your Mom” campaign which ran in the second quarter of 2019 as well as the Catalina retail register coupon program, which has yet to be used in 2020 and a lower level of digital advertising, event sampling and agency fees. In addition, personnel and travel related costs declined.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased in the first nine months of 2020 to $4,872 from $6,557, a decrease of $1,685 over the same period last year. The decrease was driven by lower severance of $682, forfeiture/expiration of options in the amount of $580, the lapping of a $220 one-time final transition cost incurred in 2019 related to our plant sale and a reduction professional fees and consultants of $70, and lower personnel and travel related costs.

Loss from Operations

The loss from operations was $5,960 for the first nine months of 2020, as compared to a loss of $11,365 in the same period last year driven by increase gross profit and reductions in operating expenses discussed above.

Interest and Other Expense

Interest and other expense for the first nine months of 2020, consisted of $961 of interest expense offset by the change in fair value of our warrant liability of $1. During the same period last year, interest and other expense consisted of $947 of interest expense offset by the change in fair value of our warrant liability of $23.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the nine months ended September 30, 2020 and 2019 (unaudited; in thousands):

	Nine Months Ended September 30,
	2020	2019
Net loss	$(6,920)	$(12,289)

Modified EBITDA adjustments:
Depreciation and amortization	145	108
Interest expense	961	947
Stock option and other noncash compensation	1,007	1,597
Change in fair value of warrant liability	(1)	(23)
Severance	-	682
Total EBITDA adjustments	$2,112	$3,311

Modified EBITDA	$(4,808)	$(8,978)

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

For the nine months ended September 30, 2020, the Company recorded a net loss of $6,920 and used cash in operations of $6,768. As of September 30, 2020, we had a cash balance of $875 with borrowing capacity of $3,037, a stockholder’s equity of $558 and a negative working capital of $207, compared to a cash balance of $913 with borrowing capacity of $3,235, stockholders’ equity of $1,147 and a working capital of $4,885 at December 31, 2019.

In April 2020, the Company conducted a public offering of 15,333,334 shares of its common stock at $0.375 per share, resulting in net proceeds to the Company of $5,310.

On April 20, 2020, the Company received loan proceeds in the amount of $770 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “Cares Act”) (see Note 8).

The PPP loan agreement is dated April 20, 2020, matures on April 20, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, is payable monthly commencing on November 2020, and is unsecured and guaranteed by the U.S. Small Business Administration. The loan term may be extended to April 20, 2025, if mutually agreed to by the Company and lender. We applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company intends to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, we cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of September 30, 2020.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which include (1) identifying the contract or agreement with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2020. As of September 30, 2020, management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plans

As disclosed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report, we have begun, with the oversight of senior management and our audit committee, to implement measures to remediate the identified material weakness. The execution of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Management expects to complete its remediation plan by the end of 2020.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As discussed in Part I, Item 4 – “Controls and Procedures” of this Quarterly Report on Form 10-Q, we have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of September 30, 2020.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified are (1) ineffective controls over outsourced IT systems and business processes and (2) inadequate segregation of duties within accounting processes. We identified these material weaknesses initially as of December 31, 2019. The execution of our remediation commenced in the first fiscal quarter of 2020 and entails splitting activities where inadequate segregation of duties existed and seeking an outsourced IT provider that can provide effective controls over outsourced IT systems and business processes. This activity is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Management expects to complete its remediation plan during its fourth fiscal quarter ending December 31, 2020. Implementation of the Company’s remediation plans is being overseen by senior management and the audit committee.

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

We may not be entitled to forgiveness of our recently received Paycheck Protection Program Loan, and our application for the Paycheck Protection Program Loan could in the future be determined to have been impermissible.

On April 20, 2020, we were granted a Paycheck Protection Program loan (the “PPP loan”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”) in the aggregate amount of $770,000 pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan agreement is dated April 20, 2020, matures on April 20, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, is payable monthly commencing on November 2020, and is unsecured and guaranteed by the U.S. Small Business Administration. The loan term may be extended to April 20, 2025, if mutually agreed to by the Company and lender. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Under the CARES Act, as amended in June 2020, loan forgiveness is generally available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the “Covered Period”, which is 8 weeks or 24 weeks (at the election of the Company) beginning on the date of the first disbursement of the PPP Loan. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA. In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, the maintenance of our workforce, our need for additional funding to continue operations, and our ability to access alternative forms of capital in the current market environment to offset the effects of the COVID-19 pandemic. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the CARES Act. The certification described above is subject to interpretation. On April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that given our circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have not been in compliance with these requirements or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties. Should we be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness of the PPP Loan or otherwise, such audit or review could result in the diversion of management’s time and attention and the incurrence of additional costs. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

Reed’s, Inc. (Registrant)

Date: November 9, 2020	/s/ Norman E. Snyder, Jr.
Norman E. Snyder, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020	/s/ Thomas J. Spisak
Thomas J. Spisak
Chief Financial Officer
(Principal Financial Officer)

