Form 10-K
period 2020-12-31
REED'S, INC.
filed 2021-03-30
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2020 was $55,025,154.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were a total of 86,403,321 shares of Common Stock outstanding as of March 22, 2021.

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

The risk factors referred to in this Annual Report beginning on page 14 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of our control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including, but not limited to, the following risk factors:

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

● The effectiveness of our advertising, marketing and promotional programs,

● Changes in product category consumption,

● Economic and political changes,

● Consumer acceptance of new products, including taste test comparisons,

● Possible recalls of our products, and

● Whether or not we will be entitled to forgiveness of our Paycheck Protection Program loan.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

PART I

Item 1. Business

Overview

Reed’s Inc., a Delaware corporation (“Reed’s”, the “Company,” “we,” or “us” throughout this report) owns a leading portfolio of handcrafted, all-natural beverages that is sold in over 40,000 outlets nationwide (including the natural and specialty food channel, grocery stores, mass merchants, drug stores, convenience stores, club stores and on-premise locations including bars and restaurants). Reed’s two core brands are Reed’s Craft Ginger Beer and Reed’s Real Ginger Ale and Virgil’s Handcrafted soda. Reed’s Craft Ginger Beers are unique due to the proprietary process of using fresh ginger root combined with a Jamaican inspired recipe of natural spices, honey and fruit juices. Reed’s uses this same handcrafted approach in its Reed’s Real Ginger Ale and Virgil’s line of great tasting, bold flavored craft sodas, including its award-winning Virgil’s Root Beer.

Reed’s is the leading ginger beer in the US; Virgil’s is the leading independent (not aligned with Coca-Cola, Pepsi or Keurig Dr. Pepper) all-natural full line craft soda and is ranked fourth in the craft soda category.

Historical Development

Reed’s Original Ginger Brew, created in 1987 by Christopher J. Reed, our founder, and current Chief Innovation Officer and director, was introduced to the market in Southern California stores in 1989. By 1990, we began marketing our products through United Natural Foods Inc. (“UNFI”) and other natural food distributors and moved our production to a larger facility in Boulder, Colorado.

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

In 1997, we began licensing the products of China Cola and eventually acquired the rights to that product in 2000. In 1999, we purchased the Virgil’s Root Beer brand from the Crowley Beverage Company. In 2000, we moved into an 18,000-square foot warehouse property, the Brewery, in Los Angeles, California, to headquarters. In 2001, pursuant to a reincorporation merger, we changed our state of incorporation to Delaware and also changed our name to “Reed’s, Inc.”

In September 2018, we completed the relocation of its headquarters to Norwalk, Connecticut. In December 2018, after a lengthy marketing and bidding process, we sold the Brewery to a company owned by Christopher J. Reed, our founder. The sale of the Brewery marked a fundamental shift in the nature of our operations and effectively eliminated our costs associated with excess manufacturing capacity.

Industry Overview

Reed’s offers its portfolio of natural hand-crafted beverages in the craft specialty foods industry as natural alternatives to the $32 billion mainstream carbonated soft drinks (“CSD”) market in the United States as measured by IRI Multi Outlet scan data. Reed’s products are sold across the country and internationally in the following major channels: natural food, specialty food, grocery, mass merchant, convenience, club, drug, and on-premise locations (bars and restaurants).

Even after a year of the pandemic, overall sales growth of natural food and beverage products continues to outpace sales growth for conventional products across all retail channels. We see ample opportunity to scale our natural beverage business and grow our distribution in these channels.

Carbonated Soft Drink Industry Overview

The retail CSD category has rallied during the pandemic. This past year, after 13 years of declines, the retail CSD category grew 13%. The ginger ale segment grew even faster at 15.4% and is now a $1.1 billion dollar market. Ginger ale growth, we believe, is driven primarily by a consumer perception of ginger ale as a healthier alternative to other sodas. Our new line of ginger ales made with real ginger deliver on this perception and are poised to breakout in the segment.

In the wake of COVID-19, consumers are shifting consumption to better-for-you products. We believe there is significant growth potential from consumers switching away from mainstream beverages that contain artificial ingredients and preservatives towards great-tasting, natural alternatives.

Consumer Trends Driving Growth for Our Products

The following is a list of consumer trends that are accelerating as we exit the pandemic, and which support our brands.

●	Natural: Interest in all-natural products has gone mainstream.

●	Clean Label: 62% of Americans are avoiding at least one ingredient.

●	Reduced Sugar: A favorable trend for our zero-sugar beverages, 77% of consumers say they are reducing their sugar intake.

●	Functionality: Right before the pandemic, 65% of consumers looked for function in what they eat and drink. This accelerating trend will drive growth for our ginger-based beverages.

●	Craft: Appeal continues to grow of higher-quality, independent, and more authentic brands.

●	Premiumization: A trend towards embracing quality has accelerated during the pandemic with consumers splurging on premium beverages at retail, including premium mixers.

●	Better-for-you Mocktails: More consumers are seeking non-alcoholic alternatives with bold and unique flavors.

●	Ready-to-Drink Cocktails: Category is exploding alongside hard seltzer as people seek novelty and variety, which puts our RTD Mules in a great position to succeed.

Our strategies will remain responsive to these macro consumer trends as we concentrate our efforts on developing the Company’s sales and marketing functions.

Our Products

We make our hand-crafted beverages with only premium, natural ingredients. Our products are free of genetically modified organisms (“GMOs”) and artificial preservatives. Over the years, Reed’s has developed several product offerings. In 2019, we streamlined our focus to our core categories of Reed’s Ginger Beverages and Virgil’s Craft Sodas. In April 2020, we launched our new line of Reed’s Real Ginger Ales, in both Full Sugar and Zero Sugar versions, made with 2,000mg of fresh organic ginger.

Reed’s Craft Ginger Beer

Reed’s Craft Ginger Beer is set apart from other ginger beers by its proprietary process of brewing fresh ginger root, its exclusive use of all-natural ingredients, and its authentic Jamaican-inspired recipe. We do not use artificial preservatives, artificial flavors, or colors, and Reed’s Ginger Beer is certified kosher. We offer different levels of fresh ginger content, ranging from our lightest-spiced Original, to our medium-spiced Extra, and finally to our spiciest Strongest. We also offer three sweetener options: one with cane sugar, honey and fruit juices; one with honey and pineapple juice; and another without sugar (Zero Sugar) made from an innovative blend of natural sweeteners (developed in 2018 and commercialized in 2019).

As of the end of 2020, the Reed’s Craft Ginger Beer line included five major varieties:

Reed’s Original Ginger Beer – Our first to market product uses a Jamaican-inspired recipe that calls for fresh ginger root, lemon, lime, honey, raw cane sugar, pineapple, herbs and spices.

Reed’s Premium Ginger Beer – Our Original Ginger Beer sweetened with honey and pineapple juice. (No cane sugar added.)

Reed’s Extra Ginger Beer – Contains 100% more fresh ginger than Reed’s Original recipe for extra spice.

Reed’s Strongest Ginger Beer – Contains 200% more fresh ginger than Reed’s Original for the strongest spice.

Reed’s Zero Sugar Extra Ginger Beer – launched in 2019 in bottles and cans, it uses a proprietary natural sweetening system for a zero-calorie version of our Reed’s Extra Ginger Beer.

Reed’s Real Ginger Ale

Reed’s Real Ginger Ale is unique for the category because it combines real fresh ginger with the classic, refreshing taste that consumers love. It contains nothing artificial and is Non-GMO project verified. We offer two sweetener options: one with cane sugar and the other with our zero-calorie, all-natural sweetener blend.

NEW! Reed’s Real Ginger Ale – launched in April 2020 in standard and slim cans. It is the only mass market ginger ale made with organic fresh ginger.

NEW! Reed’s Zero Sugar Real Ginger Ale – also launched in April 2020 in standard and slim cans. It uses our all-natural sweetener blend to match the great taste of the cane sugar version in a zero-calorie drink.

Other New Ginger Beverages under the Reed’s brand

NEW! Reed’s Wellness Ginger Shots – launched in February 2020 offered in two varieties: Daily Ginger and Ginger Energize. These convenient, shelf-stable shots provide a ginger boost on the go.

NEW! Reed’s Zero Sugar Classic Mule – launched in June 2020 containing 7% ABV (Alcohol By Volume), is the ultimate mule, made with fresh ginger root, to be enjoyed anytime, anywhere.

Virgil’s Handcrafted Sodas

Virgil’s is a premium handcrafted soda that uses only all-natural ingredients to create bold renditions of classic flavors. We don’t use any artificial preservatives, any artificial colors, or any GMO-sourced ingredients, and our Virgil’s line is certified kosher.

The Virgil’s line includes the following products:

Handcrafted Line: Virgil’s first Handcrafted soda was launched in 1994. It began as one man’s passion to create the finest root beer ever produced and has since won numerous awards. Virgil’s difference is using all-natural ingredients to craft bold, classic soda flavors. Virgil’s Handcrafted line includes Root Beer, Vanilla Cream, Black Cherry, and Orange Cream.

Zero Sugar Line: Virgil’s launched a new line of Zero Sugar, Zero Calorie craft sodas in 2019. Each Zero Sugar soda is sweetened with a proprietary blend of natural sweeteners with no added sugars. This all-natural line of Zero Sugar flavors includes Root Beer, Cola, Black Cherry, Vanilla Cream, Orange Cream and Lemon-Lime. The product has recently been certified Keto compliant.

2021 Product Launches

During the second quarter of 2021, Reed’s will launch the below:

●	Reed’s Real Ginger Ale Zero Sugar Line Extensions: Shirley Tempting and Transfusion
●	Reed’s Real Ginger Ale and Virgil’s 20 oz Bottles for the Convenience Channel
●	Virgil’s Zero Sugar Line Extensions: Dr. Better, Grapefruit, and Ginger Ale
●	Limited Edition Swing Lid Bottles 0.5 liter: Virgil’s Bavarian Nutmeg Root Beer and Flying Cauldron Butterscotch Beer
●	Reed’s Craft Stormy Mule

Our Primary Markets

We target a smaller segment of the estimated $32 billion mainstream carbonated and non-carbonated soft drink markets in the United States. Our brands are generally considered premium and natural, with upscale packaging. They are loosely defined as the craft specialty bottled carbonated soft drink category.

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

Some of our representative key customers include:

●	Natural stores: Whole Foods Market, Sprouts, Natural Grocers by Vitamin Cottage, Fresh Thyme Farmers Market

●	Gourmet & specialty stores: Trader Joe’s, Bristol Farms, Lazy Acres, The Fresh Market, Central Market

●	Grocery and mass chains: Kroger (and all Kroger banners), Safeway, Albertson’s, Publix, Food Lion, Stop & Shop, H.E.B., Wegmans, Target, Walmart

●	Club stores: BJ’s

●	Liquor stores: BevMo!, Total Wine & More, Spec’s

●	Convenience & drug stores: Circle K, CVS Health, Rite Aid

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

Our product reaches the market in the following ways:

Direct to Natural & Specialty Wholesale Distributors

Our natural and specialty distributor partners operate a distribution network delivering thousands of SKUs of natural and gourmet products to thousands of small, independent, natural retail outlets around the U.S., along with national chain customers, both conventional and natural. This system of distribution allows our brands far reaching access to some of the most remote parts of North America. During the past year we expanded, and will continue to expand, in this distribution network.

Direct to Store Distribution (“DSD”) Through Non-Alcoholic Beverage Distributor Network

Our independent distributor partners operate DSD systems which deliver primarily beverages, foods, and snacks directly to retail stores where the products are merchandised by their route sales and field sales employees. DSD enables us to merchandise with maximum visibility and appeal. DSD is especially well-suited to products frequently restocked and responds to in-store promotion and merchandising. We are primarily focused on expanding our DSD network on a national basis.

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

International Distribution

We presently export Reed’s and Virgil’s brands throughout international markets via US based exporters. International markets where our brands are present are France, UK, South Africa, portions of the Caribbean, Canada, Spain, Philippines, Israel and Australia. In the UK, our Virgil’s brands can be found at Pizza Hut, Tesco Supermarket and Sainsbury.

International sales to some areas of the world are cost prohibitive, except for some specialty sales, since our premium sodas were historically packed in glass, which drives substantial freight costs when shipping overseas. Despite these cost challenges, we believe there are good opportunities to expand internationally, and we are increasing our marketing focus on these areas by adding freight friendly packages such as aluminum cans. We are open to exporting and co-packing internationally and expanding our brands into foreign markets, and we have held preliminary discussions with trading companies and import/export companies for the distribution of our products throughout Asia, Europe, Australia, and South America. We believe these areas are a natural fit for Reed’s ginger products because of the popularity and importance of ginger in international markets, especially the Asian market, where ginger is a significant part of the local diet and nutrition.

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

Manufacturing Our Products

All of Reed’s products are produced by our co-pack partners, which assemble our products and charge us a fee, generally by the case, for the products produced. We have a long-standing relationship with two co-packers in Pennsylvania. Additionally, in conjunction with the sale of our plant, we entered into a three-year co-packing agreement with CCB, whereby CCB will produce Reed’s Inc. beverages in glass bottles at prevailing West Coast market rates. In 2019, we entered into a co-packing agreement with Sonoma Beverage Company on the West Coast. We recently engaged an additional co-packer on the East Coast, Clinton’s Ditch, and another on the West Coast, Noel Canning. We are in discussions and negotiations with additional co-packers to secure added capability for future production needs. We periodically review our co-packing relationships to ensure that they are optimal with respect to quality of production, cost and location.

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

Christopher J. Reed, the Company’s founder and Chief Innovation Officer continues to support our new product development efforts in 2020. Mr. Reed possesses thirty plus years of product development and innovation experience. Recent innovations include our compelling line of full flavor, all-natural, zero sugar, zero calorie sodas. Reed’s has also begun to expand and broaden its product development capabilities by engaging and working with larger, experienced beverage flavor houses and innovative ingredient research and supply companies.

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

Shot Category

Our Reed’s Wellness Ginger Shot was introduced during 2020. The shot category is very competitive and a few mainstream companies dominate the category, but there is room for an all-natural alternative. Competition for market share and acceptance of new products is significant. Main competitors are 5-Hour Energy, Ginger Time, and Rescue Ginger Shots.

Candy

Reed’s Craft Crystallized Ginger and Reed’s Ginger Chews restaged their product line up in 2020 and we will be working with a new distribution partner in 2021. The category is small and there is not a significant number of entrants. Key competitors are Chimes and Gin Gins.

Raw Materials

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

Glass Bottles and Aluminum Cans

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

Working Capital Practices

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

Licensing

During 2020 we entered into a licensing agreement with Full Sail Brewery headquartered in Hood River, Oregon to manufacture and sell our new line of Reed’s Alcoholic Moscow Mule in 4 pack, 12 pack, and 16 ounce cans. Full Sail manages all aspects of production and distribution.

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

We own trademarks in the United States that we consider material to our business. Trademarks in the United States are valid as long as they are in use and/or their registrations are properly maintained. Pursuant to our manufacturing and bottling agreements, we authorize our bottlers to use applicable Reed’s trademarks in connection with their manufacture, sale and distribution of our products. We have registered and intend to obtain additional trademarks in international markets as may become necessary.

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

Human Capital Resources

As of December 31, 2020, we have 34 full-time equivalent employees on our corporate staff. We employ additional people on a part-time basis as needed. We have never participated in a collective bargaining agreement. We believe relations with our employees are good.

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

Summary of Material Risk Factors

● We have a history of operating losses. If we continue to suffer losses from operations, our working capital may be insufficient to support our ability to expand our business operations as rapidly as we would deem necessary at any time, unless we are able to obtain additional financing.

● We may need additional financing in the future, which may not be available when needed or may be costly and dilutive.

● Our secured credit facility with Rosenthal and Rosenthal, Inc. contains financial covenants that, if breached, could trigger default.

● The recent global coronavirus outbreak could harm our business and results of operations.

● Disruption within our supply chain, contract manufacturing or distribution channels could have an adverse effect on our business, financial condition and results of operations.

● Increased market spending may not drive volume growth.

● Increases in costs of packaging, ingredients and contract manufacturing tolling fees may have an adverse impact on our gross margin.

● If we do not adequately manage our inventory levels, our operating results could be adversely affected.

● It is difficult to predict the timing and amount of our sales because our distributors are not required to place minimum orders with us.

Risk Factors Related to our recently received Paycheck Protection Program Loan

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

Risk Factors Relating to Our Business

We have a history of operating losses.

For the year ended December 31, 2020, the Company recorded a net loss of $10,177 and used cash in operations of $9,496. As of December 31, 2020, we had a cash balance of $595 with borrowing capacity of $5,166, stockholders’ equity of $10,404 and a working capital of $9,528, compared to a cash balance of $913, stockholder’s equity of $1,147 and working capital of $4,885 at December 31, 2019.

During the years ended December 31, 2020 and 2019, the Company experienced significant financing shortages and engaged in two separate transactions to raise capital in 2020. Recently, the Company received net proceeds of $5,310 from an underwritten offering of common stock in April 2020, and $11,254 from an underwritten offering of common stock in November 2020.

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

Pursuant to our Financing Agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) dated October 4, 2018 for our secured credit facility, we are required to maintain at the end of each of our fiscal quarters, tangible net worth in an amount not less than negative $1,500,000 and working capital of not less than negative $2,500,000. We met these requirements for the fiscal year ended December 31, 2020, and 2019. Any breach that is not waived by Rosenthal could trigger default.

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

The COVID-19 pandemic and mitigation measures has had an adverse impact on global economic conditions, including disruption of stock markets and may impact on our ability to obtain financing on terms acceptable to us, if at all.

In February and March 2020, the financial markets significantly declined as the reality of the COVID-19 pandemic came into focus. The extent to which the COVID-19 pandemic continues to impact our results will depend on future developments that are highly uncertain and cannot be predicted at this time, including new information that may emerge concerning the severity of the virus and its variants and the actions to contain its impact. Disruption of stock markets had an impact on the cost of capital in 2020 and may, in the future, impact on our ability to obtain financing on terms acceptable to us, if at all.

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

Over the past few years, volatility in the global oil markets has resulted in high fuel prices, which many shipping companies have passed on to their customers by way of higher base pricing and increased fuel surcharges. With recent declines in fuel prices, some companies have been slow to pass on decreases in their fuel surcharges. If fuel prices increase again, we expect to experience higher shipping rates and fuel surcharges, as well as energy surcharges on our raw materials. It is hard to predict what will happen in the fuel markets in 2021. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers.

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

Risks Factors Relating to Our Industry

The current aluminum shortage can harm our ability to meet consumer demand.

As a craft beverage company, we do not meet volume requirements to have a contract in place with our aluminum can supplier. Craft beverage companies such as us are facing an aluminum can shortage. We anticipate we will continue to see supply issues with all sizes of aluminum cans. This aluminum can shortage can harm our ability to timely produce enough product to meet consumer demand.

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

We target a niche in the estimated $32 billion carbonated and non-carbonated soft drink markets in the US, Canada and international markets. Our brands are generally regarded as premium and natural, with upscale packaging and are loosely defined as the artisanal (craft), premium bottled carbonated soft drink category. The soft drink industry is highly fragmented, and the craft soft drink category consists of such competitors as IBC, Stewart’s, Zevia, Henry Weinhard’s, Hansen’s, Izze, Boylan and Jones Soda, to name a few. These brands have the advantage of being seen widely in the national market and being commonly known for years through well-funded ad campaigns. Our products have a relatively high price for an artisanal premium beverage product, minimal mass media advertising to date and a small but growing presence in the mainstream market compared to some of our larger competitors.

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

During the year ended December 31, 2020, the Company had two broker/distributors that accounted for approximately 25% and 12% of its sales, respectively; and during the year ended December 31, 2019, the Company had two broker/distributors that accounted for 12% and 11% of its sales, respectively. These two broker/distributors serve hundreds if not thousands of various retail chains and end customers.

No other customer exceeded 10% of sales for either period.

The loss of our largest vendors would substantially reduce revenues.

Our vendors are important to our success. If we are unable to maintain good relationships with our existing vendors, our business could suffer.

During the year ended December 31, 2020, the Company’s largest two vendors accounted for approximately 12%, and 11% of its purchases, respectively. During the year ended December 31, 2019, the Company’s largest three vendors accounted for approximately 12%, 11%, and 10% of its purchases, respectively.

As of December 31, 2020, the Company’s largest two vendors accounted for 12% and 10% of the total accounts payable, respectively. As of December 31, 2019, the Company’s largest three vendors accounted for 19%, 15% and 14% of the total accounts payable, respectively.

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

During the years ended December 31, 2020 and 2019, the Company had utilized six and four, respectively, separate US based co-packers for most its production needs. Although there are other packers that could produce the Company’s beverages, a change in packers may cause a delay in the production process, which could ultimately affect operating results.

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

Risk Factors Related to Distribution of Alcoholic Beverages

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

Collectively, members of our board of directors and our executive officers hold approximately 8% of the Company’s outstanding common stock, beneficially own approximately 10% of our common stock and may greatly influence the outcome of all matters on which stockholders vote.

Collectively, members of our board of directors and our executive officers hold approximately 8% of our outstanding common stock and beneficially own approximately 10% of our common stock. Members of our board of directors and our executive officers may influence the outcome of certain matters on which stockholders vote. (Beneficial ownership is calculated pursuant to Section 13d-3 of the Securities Exchange Act of 1934, as amended, and includes shares underlying derivative securities which may be exercised or converted within 60 days.)

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

Our Articles of Incorporation authorize the Board of Directors to issue up to 120,000,000 shares of common stock and up to 500,000 shares of preferred stock. The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment, and the new securities may have rights, preferences and privileges senior to those of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Property

The Company leases 8,620 square feet of office space in Norwalk, Connecticut, which serves as our principal executive offices. The lease commenced September 1, 2018 and continues in effect for a period of 6.5 years.

Item 3. Legal Proceedings

From time to time, we are a party to ordinary, routine litigation incidental to our business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

We are not party to any material pending legal proceedings (including environmental proceedings), other than ordinary, routine litigation incidental to the business at the current time. Although the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of ordinary, routine litigation will not have a material adverse impact on our financial position, liquidity, or results of operations.

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

On December 21, 2020, our shareholders approved an increase in the number of authorized shares of common stock from 100 million to 120 million. As of December 31, 2020, there were approximately 5,000 holders of record of the common stock (including only non-objecting beneficial owners of record) and 86,317,096 outstanding shares of common stock.

We currently have no expectation to pay cash dividends to holders of our common stock in the foreseeable future.

Unregistered Sales of Equity Securities

During the year ended December 31, 2020, we paid dividends on Series A Preferred Stock through the issuance of 4,530 shares of common stock. These equity securities were not registered under the Securities Act.

Equity Compensation Plans

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information required by this Item pursuant to Item 201(d) of Regulation S-K relating to securities authorized for issuance under the Corporation’s equity compensation plans is located in Item 12 of Part III of this Annual Report and is incorporated herein by reference.

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

Results of Operations

Overview

During the year ended December 31, 2020, the Company fully utilized its expanded network of co-packers and implemented an upgraded set of quality protocols. In addition to our traditional sales channels, the Company is utilizing its ecommerce platform that includes their branded web sites and Amazon to offer its line of shots, ginger candy and drinks packaged in cans.

Two public equity offerings which closed during the year ended December 31, 2020, provided the Company with funds for working capital and general corporate purposes. These funds enabled us to initiate the implementation of our 2020 strategy that included driving growth while strategically reducing operating costs.

The Company remains focused on driving sales growth and improving margin. The sales growth focus is on channel expansion, new product introduction and improved sales execution. The margin enhancement initiative is driven by co-packer upgrades, better leveraged purchasing and improved efficiency. Underpinning these initiatives is a focus on strategically reducing operating costs.

COVID-19 Considerations

During the year ended December 31, 2020, the COVID-19 pandemic did not have a material net impact on our operating results. In the future, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. Based on the recent increase in demand for our products, we believe that over the long term, there will continue to be strong demand for our products.

Our ability to operate without significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Since the inception of the COVID-19 pandemic and through the year ended December 31, 2020, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part in the infection prevention and remain flexible in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

Through December 31, 2020, the COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of such date. Net sales for the year ended December 31, 2020 were up 23% from the prior year period. Through December 31, 2020, we continue to generate cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of this Form 10-K.

Results of Operations – Year Ended December 31, 2020

The following table sets forth key statistics for the years ended December 31, 2020 and 2019, in thousands:

	Year Ended December 31,		Pct.
	2020	2019	Change
Gross sales (A)	$46,801	$39,300	19%
Less: Promotional and other allowances (B)	5,186	5,480	-5%
Net sales	$41,615	$33,820	23%

Cost of goods produced (C)	28,849	25,635	13%
% of Gross sales	62%	65%
% of Net sales	69%	76%
Cost of goods sold – idle capacity (D)	-	309	-100%
% of Net sales	-%	1%
Gross profit	$12,766	$7,876	62%
% of Net sales	31%	23%

Expenses
Delivery and handling	$6,856	$5,993	14%
% of Net sales	16%	18%
Dollar per case ($)	2.76	2.83
Selling and marketing	7,503	9,188	-18%
% of Net sales	18%	27%
General and administrative	7,023	7,551	-7%
% of Net sales	17%	22%
Total Operating expenses	21,382	22,732	-6%

Loss from operations	$(8,616)	$(14,856)	-42%

Interest expense and other expense	$(1,561)	$(1,256)	24%

Net loss	$(10,177)	$(16,112)	-37%

Loss per share – basic and diluted	$(0.17)	$(0.46)	-63%

Weighted average shares outstanding - basic & diluted	60,644,842	35,058,004	73%

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

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity through the years ended December 31, 2020.

	Total	Total		Per Case	Per Case
	2020	2019	vs PY	2020	2019	vs PY
Cases:
Reed’s	1,254	970	29%
Virgil’s	1,204	1,083	11%
Total Core	2,458	2,053	20%
Non Core	2	33	-94%
Candy	26	34	-24%
Total	2,486	2,120	17%

Gross Sales:
Core	$45,324	$37,769	20%	$18.4	$18.4	0%
Non Core	556	560	-1%	278.0	16.9	1,548%
Candy	921	971	-5%	35.4	28.6	24%
Total	$46,801	$39,300	19%	18.8	18.5	2%

Discounts: Total	$(5,186)	$(5,480)	-5%	$(2.1)	$(2.6)	-19%

COGS:
Core	$(28,139)	$(24,286)	16%	$(11.4)	$(11.8)	-3%
Non Core	(110)	(678)	-84%	(55.0)	$(20.5)	168%
Candy	(600)	(671)	-11%	(23.1)	$(19.8)	16%
Idle Plant	-	(309)	-100%	-	(0.1)	-100%
Total	$(28,849)	$(25,944)	11%	$(11.6)	$(12.2)	-5%

Gross Margin:	$12,766	$7,876	62%	$5.1	$3.7	38%
as % Net Sales	31%	23%

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

As a result of our decision to focus on the core Reed’s and Virgil’s beverage brands and simplify operations by reducing the overall number of SKUs that we offer, the Company’s core beverage volume for the year ended December 31, 2020, represents 98% of all beverage volume.

Sales

Core brand gross revenue increased by 20% to $45,324 compared to the same period last year, driven by Reed’s volume growth of 29%. The result is an increase in total gross revenue of 19%, to $46,801 in the year ended December 31, 2020, from $39,300 during the same period last year. Price on our core brands remained flat from the prior year, while volume grew 20% as compared to the same period last year.

Discounts as a percentage of gross sales decreased to 11% from 14% in the same period last year. As a result, net sales revenue grew 23% in the year ended December 31, 2020 to $41,615, compared to $33,820 in the same period last year.

Cost of Goods Sold and Produced

Cost of goods sold increased $2,905 during the year ended December 31, 2020 as compared to the same period last year. As a percentage of net sales, cost of goods sold in the year ended December 31, 2020 improved to 69% as compared to 77% for the same period last year.

The total cost of goods per case decreased to $11.60 per case in the year ended December 31, 2020 from $12.24 per case for the same period last year. The cost of goods sold per case on core brands was $11.45 during the year ended December 31, 2020, compared to $11.83 for the same period last year. Improvements in COGS have been driven by cost savings initiatives on core brands.

Gross Margin

Gross margin increased to 31% for the year ended December 31, 2020, compared to 23% for the same period last year. The improvements in gross margin have been driven by reduced discount spend and cost savings initiatives.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses increased by $863 in the year ended December 31, 2020 to $6,856 from $5,993 in the same period last year, driven by increased volumes. Delivery costs in the year ended December 31, 2020 were 16% of net sales and $2.76 per case, compared to 18% of net sales and $2.83 per case during the same period last year. The improvement was driven by a reduction in cross country shipments but this savings was negatively impacted by increasing freight rates due to Covid-19.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support.

Total selling and marketing expenses were $7,503 during the year ended December 31, 2020, compared to $9,188 during the same period last year. As a percentage of net sales, selling and marketing costs decreased to 18% during the year ended December 31, 2020, as compared to 27% during the same period last year. The decrease was driven by the lapping of the “Fooled Your Mom” campaign from 2019, and reduced expenditures on trade shows and sponsorships, partially offset by an increase in stock compensation and market research.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased in the year ended December 31, 2020 to $7,023 from $7,551, a decrease of $528 over the same period last year. The decrease was driven by a $638 decrease in severance expense, and a $147 decrease in professional and consulting fees, partially offset by a $76 increase in stock option expense and $181 increase in other general and administrative expenses.

Loss from Operations

The loss from operations was $8,616 for the year ended December 31, 2020, as compared to a loss of $14,856 in the same period last year driven by increased gross profit and reductions in operating expenses discussed above.

Interest and Other Expense

Interest and other expense for the year ended December 31, 2020, consisted of $262 loss on extinguishment of debt, $1,307 of interest expense offset by the change in fair value of our warrant liability of $8. During the same period last year, interest and other expense consisted of $1,286 of interest expense offset by the change in fair value of our warrant liability of $30.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the year ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Net loss	$(10,177)	$(16,112)

Modified EBITDA adjustments:
Depreciation and amortization	204	152
Interest expense	1,307	1,286
Stock option and other noncash compensation	1,592	1,296
Loss on extinguishment of debt	262	-
Change in fair value of warrant liability	(8)	(30)
Impairment and severance costs	5	643
Total EBITDA adjustments	$3,362	$3,347

Modified EBITDA	$(6,815)	$(12,765)

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

For the year ended December 31, 2020, the Company recorded a net loss of $10,177 and used cash in operations of $9,496. As of December 31, 2020, we had a cash balance of $595 with borrowing capacity of $5,166, stockholders’ equity of $10,404 and a working capital of $9,528, compared to a cash balance of $913, stockholders’ equity of $1,147 and working capital of $4,885 at December 31, 2019. Notwithstanding the loss for 2020, management projects adequate cash from operations and available line of credit in 2021 to ensure continuation of the Company as a going concern.

In April 2020, the Company conducted a public offering of 15,333,334 shares of its common shares at a public offering price of $0.375 per share. The net proceeds to the Company from this offering are $5,310, after deducting underwriting discounts and commissions and other offering expenses.

In November 2020, the Company conducted a public offering of 21,562,500 shares of its common shares at a public offering price of $0.523 per share. The net proceeds to the Company from this offering are $11,254, after deducting underwriting discounts and commissions and other offering expenses.

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

Critical Accounting Policies and Estimates

Use of Estimates and Assumptions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts receivables, assumptions used in valuing inventories at net realizable value, impairment testing of recorded long-term tangible and intangible assets, the valuation allowance for deferred tax assets, accruals for potential liabilities, assumptions made in valuing stock instruments issued for services, and assumptions used in valuing warrant liabilities, and assumptions used in the determination of the Company’s liquidity.

Accounts Receivable. Accounts receivable are recorded at the invoiced amounts. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.

Inventory. Inventory is stated at the lower of cost or net realizable value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

Revenue Recognition. Revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs upon shipment from our facilities. The Company’s performance obligations are satisfied at that time. The Company does not have any significant contracts with customers requiring performance beyond delivery, and contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer.

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Reed’s, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Reed’s, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Reserves

As described in Notes 2 and 3 to the financial statements, the Company’s inventories are valued at the lower of cost or net realizable value, determined on first-in, first-out (“FIFO”) basis. The Company also determines a reserve for slow moving and potentially obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on estimated reserve percentages, which consider historical usage, known trends, inventory age, and market conditions. At December 31, 2020, the balance of inventory and inventory reserves were $11.3 million and $0.2, respectively

We identified the reserve for slow moving and potentially obsolete inventory as a critical audit matter, because of the significant judgment by management in estimating the slow moving and potentially obsolete inventory reserve, and the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the reasonableness of the significant assumptions used in developing the reserve.

The primary procedures we performed to address this critical audit matter included:

●	We evaluated the reasonableness of the significant assumptions used by management including those related to forecasted inventory usage by considering historic sales activity and sales forecast
●	We tested the completeness, accuracy, and relevance of the underlying data used in management’s estimates of slow-moving and potentially obsolete inventory.
●	We tested the calculations and application of management’s methodologies related to the valuation estimates of slow-moving and potentially obsolete inventory.
●	We developed an independent expectation of the excess and potentially obsolete inventory reserve using historic inventory activity and compared our independent expectation to the amount recorded in the financial statements.
●	We evaluated management’s ability to accurately estimate the reserve by comparing actual write-off activity in the current year to the excess and potentially obsolete reserve estimated by the Company in the prior year.
●	We tested inventory write-off activity subsequent to December 31, 2020 to discern whether there were any indications that the reserve for excess and potentially obsolete inventory may be understated.

Evaluation of Liquidity

As described in Note 1 to the financial statements, Management believes, based on the Company’s operating plan, that projected cash from operations and available line of credit financing is sufficient to fund operations for at least one year from the date the Company’s December 31, 2020, financial statements are issued.

We identified management’s evaluation of the Company’s liquidity as a critical audit matter due to the significant judgments required by management in developing assumptions in preparing the Company’s forecasted cash flows. Addressing the matter involved especially challenging auditor judgment and effort in performing procedures and evaluating evidence supporting management’s funding requirements.

The primary procedures we performed to address this critical audit matter included:

●	Consideration of positive and negative evidence impacting management’s forecasts, including market and industry trends.
●	Consideration of the Company’s historical ability to raise capital.
●	Testing the completeness and accuracy of the underlying data used by management in preparing the forecasted cash flows by comparison to prior period forecasts to actual results.
●	Evaluating the sufficiency of the Company’s liquidity disclosure.

We have served as the Company’s auditor since 2004.

/s/ Weinberg & Company, P.A.
Los Angeles, California
March 30, 2021

REED’S INC.

BALANCE SHEETS

(Amounts in thousands, except share amounts)

	December 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash	$595	$913
Accounts receivable, net of allowance of $234 and $375, respectively	4,718	2,099
Receivable from related party	682	356
Inventory, net of reserve for obsolescence of $194 and $646, respectively	11,119	10,508
Prepaid expenses and other current assets	1,341	420
Total current assets	18,455	14,296

Property and equipment, net of accumulated depreciation of $361 and $482, respectively	920	1,053
Equipment held for sale, net of impairment reserves of $96 and $96, respectively	67	67
Intangible assets	615	576
Total assets	$20,057	$15,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,746	$5,357
Payable to related party	557	182
Accrued expenses	895	646
Revolving line of credit	-	3,177
Current portion of note payable	599	-
Current portion of lease liabilities	130	49
Total current liabilities	8,927	9,411

Lease liabilities, less current portion	555	737
Note payable, less current portion	171
Convertible note to a related party	-	4,689
Warrant liability	-	8
Total liabilities	9,653	14,845

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 120,000,000 and 100,000,000 shares authorized, respectively; 86,317,096 and 47,595,206 shares issued and outstanding, respectively	9	5
Additional paid in capital	97,031	77,596
Accumulated deficit	(86,730)	(76,548)
Total stockholders’ equity	10,404	1,147
Total liabilities and stockholders’ equity	$20,057	$15,992

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Net Sales	$41,615	$33,820
Cost of goods sold	28,849	25,944
Gross profit	12,766	7,876

Operating expenses:
Delivery and handling expense	6,856	5,993
Selling and marketing expense	7,503	9,188
General and administrative expense	7,023	7,551
Total operating expenses	21,382	22,732

Loss from operations	(8,616)	(14,856)

Loss on extinguishment of debt	(262)	-
Interest expense	(1,307)	(1,286)
Change in fair value of warrant liability	8	30

Net loss	(10,177)	(16,112)

Dividends on Series A Convertible Preferred Stock	(5)	(5)

Net loss attributable to common stockholders	$(10,182)	$(16,117)

Loss per share – basic and diluted	$(0.17)	$(0.46)

Weighted average number of shares outstanding – basic and diluted	60,644,842	35,058,004

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2020 and 2019

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2018	25,729,461	$3	9,411	$94	$53,591	$(60,431)	$(6,743)
Fair value of vested options	-	-	-	-	790	-	790
Fair value of vested restricted shares granted to Directors for services	46,035	-	-	-	132	-	132
Fair value of vested restricted shares granted to a former officer for services	442,002	-	-	-	374	-	374
Dividends on Series A Convertible Preferred Stock	4,254	-	-	-	5	(5)	-
Common shares issued pursuant to the rights offerings, net of offering costs	21,150,417	2	-	-	22,339	-	22,341
Exercise of warrants	223,037	-	-	-	365	-	365
Net Loss	-	-	-	-	-	(16,112)	(16,112)
Balance, December 31, 2019	47,595,206	5	9,411	94	77,596	(76,548)	1,147
Fair value of vested options	-	-	-	-	1,176	-	1,176
Fair value of vested restricted shares granted to Directors and officers for services	444,740	-	-	-	416	-	416
Fair value of warrants issued on extinguishment of debt	-	-	-	-	402	-	402
Dividends on Series A Convertible Preferred Stock	4,530	-	-	-	5	(5)	-
Common shares issued pursuant to the rights offerings, net of offering costs	36,895,834	4	-	-	16,560	-	16,564
Common shares issued on conversion of note payable	1,339,286				857		857
Exercise of options	37,500	-	-	-	19	-	19
Net Loss	-	-	-	-	-	(10,177)	(10,177)
Balance, December 31, 2020	86,317,096	$9	9,411	$94	$97,031	$(86,730)	$10,404

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2020 and 2019

(Amounts in thousands)

	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net loss	$(10,177)		$(16,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	88		61
Gain on sale of property & equipment	-		(45)
Loss on termination of leases	-		8
Loss on extinguishment of debt	262
Amortization of debt discount	452		323
Amortization of right of use assets	116		91
Fair value of vested options	1,176		790
Fair value of vested restricted shares granted to directors and officers for services	416		506
Decrease in accounts receivable allowance	(141)		(248)
Increase (decrease) in inventory reserve	(452)		449
Decrease in fair value of warrant liability	(8)		(30)
Accrual of interest on convertible note to a related party	558		528
Lease liability	(28)		-
Changes in operating assets and liabilities:
Accounts receivable	(2,478)		757
Inventory	(159)		(3,575)
Prepaid expenses and other assets	(759)		(645)
Accounts payable	1,390		(182)
Accrued expenses	248		(837)
Net cash used in operating activities	(9,496)		(18,161)
Cash flows from investing activities:
Intangible asset trademark costs	(39)
Proceeds from sale of property and equipment	-		45
Purchase of property and equipment	(122)		(322)
Net cash used in investing activities	(161)		(277)
Cash flows from financing activities:
Borrowings under revolving line of credit	50,975		54,831
Repayments of revolving line of credit	(54,636)		(58,827)
Capitalization of financing costs	(130)		(130)
Proceeds from loan payable	770		-
Amounts from related party	49		195
Repayment of convertible note payable	(4,250)		-
Principal repayments on finance lease obligation	(22)		(48)
Exercise of options	19		-
Exercise of warrants	-		365
Proceeds from sale of common stock	16,564		22,341
Net cash provided by financing activities	9,339		18,727

Net increase (decrease) in cash	(318)		289
Cash at beginning of period	913		624
Cash at end of period	$595		$913

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,740		$498
Non-cash investing and financing activities:
Offset accounts receivable related party and accounts payable related party	$153	$
Dividends on Series A Convertible Preferred Stock	$5		$5

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

(In thousands, except share and per share amounts)

1. Operations and Liquidity

Reed’s Inc. (the “Company”) is the owner and maker of both Reed Craft Ginger Beer and Reed’s Real Ginger Ale and Virgil’s Handcrafted Sodas. Established in 1989, Reed’s is America’s best-selling Ginger Beer brand and has been the leader and innovator in the ginger beer category for decades. Virgil’s is America’s best-selling independent, full line of natural craft sodas. The Reed’s Inc. portfolio is sold in over 40,000 retail stores nationwide. Reed’s Ginger Beers are unique due to the proprietary process of using fresh ginger root combined with a Jamaican inspired recipe of natural spices and fruit juices. Reed’s uses this same handcrafted approach in its Reed’s Real Ginger Ale and Virgil’s line of great tasting, bold flavored craft sodas, including its award-winning Virgil’s Root Beer.

COVID-19 Considerations

During the year ended December 31, 2020, the COVID-19 pandemic did not have a material net impact on our operating results. In the future, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. Based on the recent increase in demand for our products, we believe that over the long term, there will continue to be strong demand for our products.

Our ability to operate without significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Since the inception of the COVID-19 pandemic and through the year ended December 31, 2020, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part in the infection prevention and remain flexible in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

Through December 31, 2020, the COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of such date. Net sales for the year ended December 31, 2020 were up 23% from the prior year period. Through December 31, 2020, we continue to generate cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2020, the Company recorded a net loss of $10,177 and used cash in operations of $9,496. As of December 31, 2020, we had a cash balance of $595 with borrowing capacity of $5,166, stockholders’ equity of $10,404 and a working capital of $9,528. Notwithstanding the net loss for 2020, management projects adequate cash from operations and available line of credit in 2021 to ensure continuation of the Company as a going concern for at least one year from the date the Company’s 2020 financial statements are issued.

During 2020, the Company conducted public offerings and sold 36.9 million of its common shares and received net proceeds of $16,564 (see Note 11).

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

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts receivables, assumptions used in valuing inventories at net realizable value, impairment testing of recorded long-term tangible and intangible assets, the valuation allowance for deferred tax assets, accruals for potential liabilities, assumptions made in valuing stock instruments issued for services, and assumptions used in valuing warrant liabilities, and assumptions used in the determination of the Company’s liquidity.

Accounts Receivable

Accounts receivable are generally recorded at the invoiced amounts net of an allowance for expected losses. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.

The allowance for accounts receivable is established through a provision reducing the carrying value of receivables. At December 31, 2020 and 2019, the allowance was $234 and $375, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. At December 31, 2020 and 2019, the reserve for inventory obsolescence aggregated $194 and $646, respectively.

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

Property and Equipment Type	Years of Depreciation
Computer hardware and software	3-7 years
Machinery and equipment	5 years

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2020 and 2019, the Company determined there were no indicators of impairment of its property and equipment.

Intangible Assets

Intangible assets are comprised of indefinite-lived brand names acquired, so classified because we anticipate that these brand names will contribute cash flows to the Company perpetually. Indefinite-lived intangible assets are not amortized but are assessed for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired, and evaluated annually to determine whether the indefinite useful life is appropriate. As part of our impairment test, we first assess qualitative factors to determine whether it is more likely than not the asset is impaired. If further testing is necessary, we compare the estimated fair value of our asset with its book value. If the carrying amount of the asset exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. For the years ended December 31, 2020 and 2019, the Company determined there was no impairment of its indefinite-lived brand names.

Warrant Liabilities

Various stock sales made by the Company to finance operations have been accompanied by the issuance of warrants. Some of these warrant agreements contain fundamental transaction provisions which may give rise to an obligation of the Company to pay cash to the warrant holders in the event that a fundamental transaction occurs (such as a merger or change in control of the Company) and such cash payment is elected by the holder. For accounting purposes, in accordance with ASC 480, Distinguishing Liabilities from Equity, those warrants with fundamental transaction terms are accounted for as liabilities given the terms may give rise to an obligation of the Company to the warrant holders. These liabilities are measured at fair value at each reporting period and the change in the fair value is recognized in earnings in the accompanying Statements of Operations.

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

Cost of Goods Sold

Cost of goods sold is comprised of the costs of raw materials and packaging utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs. Additionally, cost of goods sold includes direct production costs in excess of charges allocated to finished goods in production. Plant costs include labor costs, production supplies, repairs and maintenance, depreciation, direct inventory write-off charges and adjustments to the inventory reserve. Charges for labor and overhead allocated to finished goods are determined on a market cost basis, which may be lower than the actual costs incurred. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Expenses not related to the production of our products are classified as operating expenses.

Delivery and Handling Expense

Shipping and handling costs are comprised of purchasing and receiving, inspection, warehousing, transfer freight, and other costs associated with product distribution after manufacture and are included as part of operating expenses.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs aggregated $1,518 and $2,570 for the years ended December 31, 2020 and 2019, respectively.

Stock Compensation Expense

The Company periodically issues stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on ASC 718, Compensation-Stock Compensation whereby the value of the award is measured on the date of grant and recognized for employees as compensation expense on the straight-line basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services. The Company recognizes the fair value of stock-based compensation within its Statements of Operations with classification depending on the nature of the services rendered.

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

For the years ended December 31, 2020 and 2019, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	December 31, 2020	December 31, 2019
Convertible note to a related party	-	2,266,667
Warrants	3,362,241	6,413,782
Common stock equivalent of Series A Convertible Preferred Stock	37,644	37,644
Unvested restricted common stock	150,000	-
Options	9,417,898	3,265,580
Total	12,967,783	11,983,673

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

As of December 31, 2020, and 2019, the Company’s balance sheets included Level 2 liabilities comprised of the fair value of warrant liabilities aggregating $0 and $8, respectively (see Note 10).

Segments

The Company operates in one segment for the manufacture and distribution of our products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements.

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

Gross sales. During the year ended December 31, 2020, the Company’s largest two customers accounted for 25% and 12% of gross sales, respectively. During the year ended December 31, 2019, the Company’s largest two customers accounted for 12% and 11% of gross sales, respectively.

Accounts receivable. As of December 31, 2020, the Company had accounts receivable from one customer which comprised 23% of its gross accounts receivable. As of December 31, 2019, the Company had accounts receivable from one customer which comprised 14% of its gross accounts receivable.

During the years ended December 31, 2020 and 2019, respectively, the Company utilized six and four, respectively, separate, co-packers for most its production and bottling of beverage products in the United States. With the December 31, 2018 sale of its manufacturing plant, the Company no longer conducts a manufacturing operation, accordingly it utilizes co-packers to produce 100% of its products as of those dates. The Company has long-standing relationships with two different co-packers, and in conjunction with the sale of its manufacturing plant we entered into a third co-packing agreement with California Custom Beverage LLC (“CCB”), the purchaser of the plant (see Note 15). CCB is 100% owned by Chris Reed, founder of the Company and current Chief Information Officer and director. Although there are other packers, a change in co-packers may cause a delay in the production process, which could ultimately affect operating results.

Purchases from vendors. During the year ended December 31, 2020, the Company’s largest two vendors accounted for approximately 12% and 11% of all purchases, respectively. During the year ended December 31, 2019, the Company’s largest three vendors accounted for approximately 12%, 11%, and 10% of all purchases, respectively.

Accounts payable. As of December 31, 20120 the Company’s largest two vendors accounted for 12% and 10% of the total accounts payable, respectively. As of December 31, 2019, the Company’s largest three vendors accounted for 19%, 15% and 14% of the total accounts payable, respectively.

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

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for the Company January 1, 2024. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the financial statements, but currently does not believe ASU 2020-06 will have a significant impact on the Company’s accounting for its convertible debt instruments. The effect will largely depend on the composition and terms of the financial instruments at the time of adoption.

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

3. Inventory

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, and net of reserves is comprised of the following (in thousands):

	December 31, 2020	December 31, 2019
Raw materials and packaging	$6,793	$4,261
Finished products	4,326	6,247
Total	$11,119	$10,508

The Company has recorded a reserve for slow moving and potentially obsolete inventory. The reserve at December 31, 2020 and 2019 was $194 and $646, respectively.

4. Property and Equipment

Property and equipment is comprised of the following (in thousands):

	December 31, 2020	December 31, 2019
Right-of-use assets under operating leases	$724	$730
Right-of-use assets under finance leases	54	179
Computer hardware and software	400	543
Machinery and equipment	103	83
Total cost	1,281	1,535
Accumulated depreciation and amortization	(361)	(482)
Net book value	$920	$1,053

Depreciation expense for the years ended December 31, 2020 and 2019 was $88 and $24, respectively, and amortization of right-of-use assets for the years ended December 31, 2020 and 2019 was $116 and $91, respectively. During the year ended December 31, 2020, the Company disposed of right-of-use assets under finance leases with a net book value of $51 and terminated $51 of related finance leases (see Note 9). Additionally, during the year ended December 31, 2020, the Company reclassified $6 of right-of-use assets under operating leases to right-of-use assets under finance leases and disposed of fully depreciated computer hardware and software of $244 with zero net book value.

Equipment held for sale consists of the following (in thousands):

	December 31, 2020	December 31, 2019
Equipment held for sale	$163	$163
Reserve	(96)	(96)
Net book value	$67	$67

The balance as of December 31, 2020 and 2019 consists of residual manufacturing equipment, at estimated net realizable value, which management anticipates selling during 2021.

5. Intangible Assets

Intangible assets are comprised of brand names acquired, specifically Virgil’s, and costs related to trademarks. They have been assigned an indefinite life, as we currently anticipate that they will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life remains appropriate. We first assess qualitative factors to determine whether it is more likely than not that the asset is impaired. If further testing is necessary, we compare the estimated fair value of our asset with its book value. If the carrying amount of the asset exceeds its fair value, as determined by the discounted cash flows expected to be generated by the asset, an impairment loss is recognized in an amount equal to that excess. Based on management’s assessment, there were no indications of impairment at December 31, 2020.

During the year ended December 31, 2020, the Company capitalized costs of $39 pertaining to legal and other fees incurred in applying for international trademarks for Reeds and Virgil’s brands.

Intangible assets consist of the following (in thousands):

	December 31, 2020	December 31, 2019
Brand names	$576	$576
Trademarks	39	-
Total	$615	$576

6. Line of Credit

Amounts outstanding under the Company’s credit facilities are as follows (in thousands):

	December 31, 2020	December 31, 2019
Line of Credit	$-	$3,661
Capitalized finance costs	-	(484)
Net balance	$-	$3,177

On October 4, 2018, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. The financing agreement provides a maximum borrowing capacity of $13,000. Borrowings are based on a formula of eligible accounts receivable and inventories (the “permitted borrowings”) plus advances (an “over-advance” of up to $4,000) in excess of permitted borrowings. At December 31, 2020, the unused borrowing capacity under the financing agreement was $5,166. The line of credit matures on March 30, 2021, with automatic yearly renewals thereafter until terminated.

Borrowings under the Rosenthal financing agreement bear interest at the greater of prime or 4.75%, plus an additional 2.0% to 3.5% depending on whether the borrowing is based upon receivables, inventory or is an over-advance. Additionally, the line of credit is subject to monthly facility and administration fees, and aggregate minimum monthly fees (including interest) of $4.

The line of credit is secured by substantially all of the assets, excluding intellectual property, of the Company. The over-advance is secured by all of Reed’s intellectual property collateral. Additionally, any over-advance is guaranteed by an irrevocable stand-by letter of credit in the amount of $1,500, issued by Daniel J. Doherty III and the Daniel J. Doherty, III 2002 Family Trust, affiliates of Raptor/Harbor Reeds SPV LLC (“Raptor”). As of December 31, 2020, Raptor beneficially owns 7.4% of the Company’s outstanding common stock. In the event of a default under the financing agreement, Raptor has a put option to purchase from Rosenthal the entire amount of any outstanding over-advance plus accrued interest, prior to Rosenthal declaring an event of default under the financing agreement.

The financing agreement with Rosenthal includes customary restrictions that limit our ability to engage in certain types of transactions, including our ability to utilize tangible and intangible assets as collateral for other indebtedness. Additionally, the agreement contains a financial covenant that requires us to meet certain minimum working capital and tangible net worth thresholds as of the end of each quarter. We were in compliance with the terms of our agreement with Rosenthal as of December 31, 2020.

The Company annually incurs an additional $130 of fees from the bank, which is equal to 1% of the $13,000 borrowing limit. These costs have been capitalized and recorded as a debt discount and are amortized over the remaining life of the Rosenthal agreement. Amortization of debt discount was $452 and $323 for the year ended December 31, 2020 and 2019, respectively. On December 31, 2020, the remaining unamortized debt discount of $162 is included in prepaid expense and other current assets on the balance sheet.

7. Convertible Note to a Related Party

The Convertible Note to a Related Party consists of the following (in thousands):

	December 31, 2020	December 31, 2019
12% Convertible Note Payable	$-	$3,400
Accrued Interest	-	1,289
Total obligation	$-	$4,689

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

On December 11, 2020, the Company entered into a Satisfaction, Settlement and Release Agreement with Raptor satisfying all of its obligations to Raptor as its junior secured lender. In full satisfaction of the Raptor Note, including release of collateral, and termination of related junior lender documentation, the Company (a) paid Raptor $4,250 in cash, (b) issued to Raptor a 5-year warrant with a fair value of $402 to purchase 1,000,000 shares of the Company common stock with an exercise price of $0.644 per share, and (c) issued to Raptor 1,339,286 shares of Common Stock with a fair value of $857 upon conversion of $750 of the Raptor Note at a reduced per share conversion price of $0.56 per share. The aggregate amount of the cash paid, the fair value of the warrants issued, and the fair value of shares issued upon conversion of the Raptor Note was approximately $5,509. The carrying amount of the balance of the Raptor note, including accrued interest, was approximately $5,247, resulting in a loss on extinguishment of debt of $262 recorded on the statements of operations during the year ended December 31, 2020.

8. Note Payable

On April 20, 2020, the Company was granted a loan (the “PPP loan”) from City National Bank in the aggregate amount of $770, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. At December 31, 2020, the note payable balance was $770, of which $599 was reflected as the current portion of note payable.

The PPP loan agreement is dated April 20, 2020, matures on April 20, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, is payable monthly commencing on November 2020, and is unsecured and guaranteed by the U.S. Small Business Administration. We applied ASC 470, Debt, to account for the PPP loan. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company believes it used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company was in compliance with the terms of the PPP loan as of December 31, 2020.

If the conditions outlined in the PPP loan program are adhered to by the Company, all or part of such loan could be forgiven. The Company believes that all or a substantial portion of the PPP loan is eligible for forgiveness. The Company applied for full forgiveness of the PPP loan on March 17, 2021. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. However, the Company cannot provide any assurance whether the PPP loan will ultimately be forgiven by the SBA.

9. Leases Liabilities

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company leases its headquarters office, and certain office equipment and automobiles. Leases with an initial term of 12 months or less are not included on the balance sheets.

During the years ended December 31, 2020 and 2019, lease costs totaled $181 and $181, respectively.

As of December 31, 2018, lease liabilities totaled $852, made up of finance leases liabilities of $133 and operating lease liabilities of $719. During the year ended December 31, 2019, the Company made payments of $44 towards its finance lease liability and $22 towards its operating lease liability. As of December 31, 2019, the Company’s lease liabilities totaled $786, made up of finance lease liabilities of $89 and operating lease liabilities of $697. During the year ended December 31, 2020, the Company terminated $51 of finance leases, and made payments of $22 towards its finance lease liability and $28 towards its operating lease liability. As of December 31, 2020, lease liabilities totaled $685, made up of finance lease liabilities of $16 and operating lease liabilities of $669.

As of December 31, 2020, the weighted average remaining lease terms for operating lease and finance lease are 4.00 years and 0.28 years, respectively. As of December 31, 2020, the weighted average discount rate for operating lease is 12.60% and 6.03% for finance lease.

Future minimum lease payments under the leases are as follows (in thousands):

Years Ending December 31,
2021	$209
2022	222
2023	226
2024	221
2025	-
Total payments	878
Less: Amount representing interest	(193)
Present value of net minimum lease payments	685
Less: Current portion	(130)
Non-current portion	$555

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

The fair value of the warrant liability was determined using the Black-Scholes-Merton option pricing model at December 31, 2020 and December 31, 2019, using the following assumptions:

	December 31, 2020	December 31, 2019

Stock Price	$0.59	$0.91
Risk free interest rate	0.48%	1.95%
Expected volatility	76.35%	83.36%
Expected life in years	0.42	1.42
Expected dividend yield	0%	0%
Number of Warrants containing fundamental transaction provisions	138,762	138,762
Fair Value of Warrants	$-	$8

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

The following table sets forth a summary of the changes in the estimated fair value of the warrant liability during the year ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Beginning Balance	$8	$38
Change in fair value	(8)	(30)
Ending balance	$-	$8

11. Stockholders’ Equity

Series A Convertible Preferred Stock

Series A Convertible Preferred Stock (the “Preferred Stock”) consists of $10 par value, 5% non-cumulative, non-voting, participating preferred stock, with a liquidation preference of $10.00 per share. 500,000 shares are authorized. As of December 31, 2020, and 2019, there were 9,411 shares outstanding. Each share of Preferred Stock can be converted into four shares of the Company’s common stock.

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

During the years ended December 31, 2020 and 2019, the Company paid dividends on the Preferred Stock through the issuance of 4,530 and 4,254 shares of its common stock, respectively, which based upon the then-current market price of the stock equated to dividends of $5 in each of the years. No shares of Series A preferred stock were converted into common stock in 2020 and 2019.

Common Stock

The Company’s common stock has a par value of $.0001. On December 21, 2020, our shareholders approved an increase in the authorized number of common shares from 100,000,000 to 120,000,000. As of December 31, 2020, there were 120,000,000 shares authorized with 86,317,096 outstanding. As of December 31, 2019, there were 100,000,000 shares authorized, and 47,595,206 shares of common stock outstanding.

Common Stock Issuance

In November 2020, the Company conducted a public offering of 21,562,500 shares of its common shares at a public offering price of $0.56 per share. The net proceeds to the Company from this offering are $11,254, after deducting underwriting discounts and commissions and other offering expenses.

In April 2020, the Company conducted a public offering of 15,333,334 shares of its common shares at a public offering price of $0.375 per share. The net proceeds to the Company from this offering are $5,310, after deducting underwriting discounts and commissions and other offering expenses.

In October 2019, the Company conducted a public offering of 13,416,667 shares of its common shares at a public offering price of $0.60 per share. The net proceeds to the Company from this offering are $7,474, after deducting underwriting discounts and commissions and other offering expenses.

In February 2019, the Company conducted a public offering of 7,733,750 shares of its common shares at a public offering price of $2.10 per share. The net proceeds to the Company from this offering are $14,867, after deducting underwriting discounts and commissions and other offering expenses.

12. Share-Based Payments

Management believes that the ability to issue equity compensation, in order to incentivize performance by employees, directors, and consultants, is essential to the Company’s growth strategy.

On September 29, 2017, the 2017 Compensation Plan (the “2017 Plan”) was approved by our shareholders. Initially it provided for the issuance of up to 3,000,000 shares. On December 13, 2018 our shareholders approved a 3,500,000 share increase in the number of shares issuable under the 2017 Plan. Options issued and forfeited under the 2017 Plan contain an Evergreen provision and cannot be re-priced without shareholder approval. As of December 31, 2020 and 2019, shares issuable under the 2017 Plan were 1,168,258 and 3,436,864, respectively. With the shareholder approval of the 2020 Equity Incentive Plan on December 21, 2020, no further shares will be issued from the 2017 Compensation Plan.

On December 21, 2020, the 2020 Equity Incentive Plan (the “2020 Plan”) was approved by our shareholders. The 2020 Plan provides for the issuance of up to 8,500,000 shares. Options issued and forfeited under the 2020 plan contain an Evergreen provision and cannot be re-priced without shareholder approval. As of December 31, 2020, shares issuable under the 2020 Plan were 3,874,048.

The 2020 Plan permits the grant of options and stock awards to our employees, directors and consultants. The options may constitute either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code or “non-qualified stock options”. The Plan is currently administered by the board of directors. The exercise price of an option granted under the plan cannot be less than 100% of the fair market value per share of common stock on the date of the grant of the option. Options may not be granted under the plan on or after the tenth anniversary of the adoption of the plan. Incentive stock options granted to a person owning more than 10% of the combined voting power of the common stock cannot be exercisable for more than five years. When an option is exercised, the purchase price of the underlying stock is received in cash, except that the plan administrator may permit the exercise price to be paid in any combination of cash, shares of stock having a fair market value equal to the exercise price, or as otherwise determined by the plan administrator.

Restricted common stock

The following table summarizes restricted stock activity during the years ended December 31, 2020 and 2019:

	Unvested Shares	Issuable Shares	Fair Value at Date of Issuance	Weighted Average Grant Date Fair Value
Balance, December 31, 2018	598,370	-	$592	$1.63
Granted	46,035	-	132	2.88
Vested	(488,037)	488,037	-	-
Forfeited	(156,368)	-	(218)	1.60
Issued	-	(488,037)	(506)	-
Balance, December 31, 2019	-	-	-	-
Granted	594,740	-	508	0.85
Vested	(444,740)	444,740	-	-
Issued	-	(444,740)	(416)	-
Balance, December 31, 2020	150,000	-	$92	$0.89

During the year ended December 31, 2020, the Company issued 594,740 shares of restricted stock to a director and two executive employees. 350,000 of these shares vested immediately, 94,740 shares vested in increments of 47,370 each over a two-month period of October and November 2020, 75,000 shares will vest in increments of 18,750 each over four years from the date of grant, and 75,000 shares will vest over four years based on performance criteria determined by the Board of Directors or Compensation Committee. Unvested shares remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $508 based on the market price of our common stock price which ranged from $0.81 to $0.95 per share on the dates of grants and is amortized as shares vest. The total fair value of restricted common stock vesting during the year ended December 31, 2020 and 2019 was $416 and $506, respectively, and is included in general and administrative expenses in the accompanying statements of operations. As of December 31, 2020, the amount of unvested compensation related to issuances of restricted common stock was $92, which will be recognized as an expense in future periods as the shares vest. When calculating basic loss per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

In 2018, the Company awarded an aggregate of 784,004 shares of restricted common stock to Valentin Stalowir, former Chief Executive Officer of the Company, pursuant to his employment agreement with the Company. The 784,004 restricted shares had an aggregate fair value of $1,291 based on the market price of our common stock on the dates of grant. Of the 784,004 restricted shares, 185,634 shares vested and were issued during 2018. On October 31, 2019, the Company entered into a Separation, Settlement and Release of Claims Agreement with Mr. Stalowir in connection with his resignation as Chief Executive Officer and the subsequent termination of his employment. As part of the Agreement, 442,002 shares of restricted common stock issued in 2018 vested and were issued, and the balance of 156,368 unvested shares of restricted common stock issued to Mr. Stalowir in 2018 were forfeited. During the year ended December 31, 2019, the Company recognized $374 as compensation expense related to the fair value of vested restricted shares.

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

During the year ended December 31, 2019, the Company recognized a total $506 as compensation expense related to vesting of shares of restricted common stock.

Stock Options

As of December 31, 2020, the Company has issued stock options to purchase an aggregate of 9,417,898 shares of common stock. The Company’s stock option activity during the years ended December 31, 2020 and 2019 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,674,286	$2.16	8.53	$1,026
Granted	1,431,840	2.48
Exercised	-	-
Unvested forfeited or expired	(1,571,794)	2.25
Vested forfeited or expired	(268,702)	3.07
Outstanding at December 31, 2019	3,265,630	$2.19	7.09	$6
Granted	6,893,752	0.87
Exercised	(37,500)	0.50
Unvested forfeited or expired	(515,941)	2.10
Vested forfeited or expired	(188,043)	4.20
Outstanding at December 31, 2020	9,417,898	$1.19	8.55	$78
Exercisable at December 31, 2020	2,266,440	$1.45	6.09	$78

During the year ended December 31, 2020, the Company approved options exercisable into 4,625,952 shares to be issued pursuant to Reed’s 2020 Equity Incentive Plan, and 2,267,800 shares to be issued pursuant to Reed’s 2017 Incentive Compensation Plan. 6,558,752 options were issued to employees including 3,279,376 options that vest annually over a four-year vesting period, and 3,279,376 options that will vest based on performance criteria to be established by the board. In addition, 335,000 options granted to consultants, board members, and former employees vest over various periods.

The stock options are exercisable at a weighted average price $0.87 per share and expire in ten years. The total fair value of these options at grant date was approximately $3,561, which was determined using a Black-Scholes-Merton option pricing model with the following average assumption: average stock price of $0.87 per share, weight average expected term of 5.91 years, weighted average volatility ranging from 76%, dividend rate of 0%, and weighted average risk-free interest rate of 0.48%. The fair value of the options of $3,561 will be amortized as the options vest over a weighted average period of 2.67 years.

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

In the measurement of stock options granted in 2020 and 2019, the expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award.

During the year ended December 31, 2020 and 2019, the Company recognized $1,176 and $790 of compensation expense relating to vested stock options. As of December 31, 2020, the aggregate amount of unvested compensation related to stock options was approximately $3,561 which will be recorded as an expense in future periods as the options vest.

As of December 31, 2020, the outstanding options have an intrinsic value of $78. The aggregate intrinsic value was calculated as the difference between the closing market price as of December 31, 2020, which was $0.59, and the exercise price of the outstanding stock options.

Additional information regarding options outstanding and exercisable as of December 31, 2020, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares Exercisable	Weighted Average Exercise Price
$0.50 - $0.88	1,860,300	$0.66	9.05	860,300	$0.50
$0.89 - $1.34	4,975,952	0.95	9.70	-	-
$2.49 - $3.74	1,899,605	1.74	5.96	1,060,240	1.72
$2.49 - $3.74	582,091	2.78	6.92	245,950	2.69
$5.01 - $5.01	99,950	3.74	1.05	99,950	3.74
	9,417,898	$1.19	8.55	2,266,440	$1.45

13. Stock Warrants

As of December 31, 2020, the Company has issued warrants to purchase an aggregate of 3,362,241 shares of common stock. The Company’s warrant activity during the years ended December 31, 2020 and 2019 is as follows:

	Shares	Weighted -Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2018	6,897,277	$2.06	2.42	$1,447
Granted	-	-
Exercised	(283,495)	2.09
Forfeited or expired	(200,000)	5.60
Outstanding at December 31, 2019	6,413,782	2.06	1.52	$-
Granted	1,000,000	0.64
Exercised	-	-
Forfeited or expired	(4,051,541)	2.03
Outstanding at December 31, 2020	3,362,241	$1.56	2.49	$-
Exercisable at December 31, 2020	3,362,241	$1.56	2.49	$-

On December 11, 2020, the Company issued to Raptor a 5-year warrant to purchase 1,000,000 shares of the Company common stock with an exercise price of $0.64 (see Note 7). The fair value of the warrants granted was determined to be $402. The fair value of the warrant was calculated using the Black-Scholes option pricing model using the following assumptions – stock price of $0.64; exercise price of $0.64; expected life of 5 years; volatility of 79%; dividend rate of 0% and discount rate of 0.51%. During the year ended December 31, 2020, warrants to acquire 4,051,541 shares of common stock expired. As of December 31, 2020, the outstanding warrants have no intrinsic value.

During the year ended December 31, 2019, a total of 283,495 warrants were exercised, including 87,485 warrants that were exercised on a cashless basis, resulting in the issuance of 223,037 shares of our common stock. Aggregate proceeds to the Company were $365. During the year ended December 31, 2019, warrants to acquire 200,000 shares of common stock expired.

Additional information regarding warrants outstanding and exercisable as of December 31, 2020, is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares Exercisable	Weighted Average Exercise Price
$0.64 - $1.55	2,560,194	$1.17	2.92	2,560,194	$1.17
$2.00 - $4.25	802,047	2.82	1.11	802,047	2.82
	3,362,241	$1.56	2.49	3,362,241	$1.56

14. Income Taxes

At December 31, 2020 and 2019, the Company had available Federal and state net operating loss carryforwards (“NOL”s) to reduce future taxable income. For Federal purposes the amounts available were approximately $66,000 and $58,000, respectively. For state purposes approximately $42,000 and $34,000 was available at December 31, 2020 and 2019, respectively. The Federal carryforward for NOLs arising in years prior to 2018 is approximately $33,000, which expires on various dates through 2037. NOLs for 2018, 2019 and 2020 of approximately 33,000, can be carried forward indefinitely, but are only able to offset 80% of taxable income in future years. The state carryforward expires on various dates through 2040. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOL may be limited as a result of changes in stock ownership. NOLs incurred subsequent to the latest change in control are not subject to the limitation.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2020 and 2019, the Company did not have a liability for unrecognized tax benefits.

The Company recognizes as income tax expense, interest and penalties on uncertain tax provisions. As of December 31, 2020 and 2019, the Company has not accrued interest or penalties related to uncertain tax positions. Tax years 2016 through 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the NOLs and will recognize the appropriate deferred tax asset at that time.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2020	December 31, 2019
Deferred income tax asset:
Net operating loss carryforwards	$15,641	$12,776
Disqualified corporate interest expense	857	581
Stock-based compensation	1,260	942
Accounts receivable allowances	61	98
Inventory reserves	51	168
Operating lease liability	179	181
Reserve for asset impairment	58	58
Gross deferred tax assets	18,107	14,804
Valuation allowance	(17,903)	(14,488)
Total deferred tax assets	203	316
Deferred tax liabilities:
Operating lease right-of-use asset	(203)	(190)
Deferred finance costs	-	(126)
Total deferred tax liabilities	(203)	(316)
Net deferred tax asset (liability)	$-	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	December 31, 2020	December 31, 2019
Federal statutory tax rate	(21)%	(21)%
State rate, net of federal benefit	(5)%	(5)%
	(26)%	(26)%
Effect of change in tax rate	-%	-%
Valuation allowance	26%	26%
Effective tax rate	$-	$-

15. Related Party Transactions

On December 31, 2018, the Company completed the sale of its Los Angeles manufacturing plant to California Custom Beverage, LLC (“CCB”), an entity owned by Christopher J. Reed, a related party, and CCB assumed the monthly payments on our lease obligation for the Los Angeles manufacturing plant. Our release from the obligation by the lessor, however, is dependent upon CCB’s deposit of $1,200 of security with the lessor. The deposit is secured by Mr. Reed’s pledge of common stock to the lessor and guaranteed personally by Mr. Reed and his wife. As of December 31, 2020, $800 has been deposited with the lessor and Mr. Reed has placed approximately 363,000 pledged shares valued at $338 that remain in escrow with the lessor.

Beginning in 2019, we are to receive a 5% royalty on CCB’s private label sales to existing customers for three years and a 5% referral fee on CCB’s private label sales to referred customers for three years. During the year ended December 31, 2020 and 2019, the Company recorded royalty revenue from CCB of $98 and $128, respectively.

At December 31, 2019, the Company had royalty revenue receivable from CCB of $128. In addition, at December 31, 2019, the Company has outstanding receivable from CCB of $228 consisting of inventory advances to CCB. The aggregate receivable from CCB at December 31, 2019 was $356. During the year ended December 31, 2020, the Company recorded royalty revenue receivable of $98, advanced inventory and equipment of $381, and reduced CCB receivable by $153 by offsetting CCB payable of $153, leaving an aggregate receivable balance of $682 at December 31, 2020.

At December 31, 2020 and December 31, 2019, the Company had accounts payable due to CCB of $557 and $182, respectively.

Lindsay Martin, daughter of a director of the Company, was employed as Vice President of Marketing during the years ended December 31, 2020 and 2019. Ms. Martin was paid approximately $215 and $161, respectively, for her services during the years ended December 31, 2020 and 2019, respectively.

16. Commitments and Contingencies

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

17. Subsequent Events

On March 11, 2021, the Company entered into an amendment to that certain Financing Agreement (see Note 6) dated October 4, 2018, as amended or supplemented with its senior secured lender, Rosenthal & Rosenthal, Inc. (“Rosenthal”) releasing that irrevocable standby letter of credit by Daniel J. Doherty, III and Daniel J. Doherty, III 2002 Family Trust in the amount of $1.5 million, which served as financial collateral for certain obligations of Reed’s under the Rosenthal credit facility, with a $2 million dollar pledge of securities to Rosenthal by John J. Bello and Nancy E. Bello, as Co-Trustees of The John and Nancy Bello Revocable Living Trust, under trust agreement dated December 3, 2012, evidenced by that certain Pledge Agreement to Rosenthal (the “Bello Pledge”).

John Bello, current Chairman and former Interim Chief Executive Officer of Reed’s, is a related party. He is also a greater than 5% beneficial owner of Reed’s common stock. As consideration for the Bello Pledge, Mr. Bello received 400,000 shares of Reed’s restricted stock.

The Nasdaq Listing Qualifications Department notified the Company on December 2, 2020 that the bid price of our common stock has closed at less than $1 per share over the previous 30 consecutive business days, and, as a result, did not comply with Listing Rule 5550(a)(2) (“Bid Price Rule”). On February 22, 2021, Nasdaq Listing Qualifications notified the Company, that for 10 consecutive business days, from February 5, 2021 to February 19, 2021, the closing bid price of Reed’s common stock was $1.00 per share or greater. Accordingly, Reed’s regained compliance with Listing Rule 550(a)(2) and the matter is now closed.

On January 26, 2021, the board of directors of Reed’s, pursuant to a joint recommendation from its governance and compensation committees, set the cash compensation of its non-employee directors at $50,000 for fiscal 2021, payable quarterly in accordance with the company’s policies for non-employee director compensation and granted Restricted Stock Awards consisting of 49,180 shares of common stock to each of its non-employee directors. The Restricted Stock Awards will vest in four equal increments on a quarterly basis on each of February 1, 2021, May 1, 2021, August 1, 2021 and November 1, 2021, in accordance with the company’s policies for non-employee director compensation.

Subsequent to December 31, 2020, the Company issued 86,225 shares of common comprised of 6,000 shares issued on the exercise of stock options, 61,475 shares of restricted stock issued to directors, and 18,750 shares of restricted stock issued to an executive on vesting.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and the oversight of our audit committee, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

This Annual Report does not contain an attestation report of our independent registered public accounting firm related to internal control over financial reporting because the rules for smaller reporting companies provide an exemption from the attestation requirement.

Remediation of Previously Identified Material Weaknesses

As disclosed in Part II, Item 9A., “Controls and Procedures,” in our Annual Report on Form 10-K for fiscal year ended December 31, 2019, management identified the following control deficiencies during fiscal 2019 that constituted material weaknesses: (1) we did not have controls designed to assess the design and operation of internal controls pertaining to these outsourced information technology service providers over the period of reliance and (2) we did not maintain effective policies to ensure adequate segregation of duties within its accounting processes.

To remediate these previously identified material weaknesses, our management, with oversight from our audit committee, implemented a remediation plan, we designed and implemented controls related to the periodic monitoring and review of outsourced information technology service providers, and we implemented procedures and independent reconciliations of significant accounts to mitigate the lack of segregation of duties.

Based on the actions taken, management determined that our newly designed and enhanced controls were in place and operated effectively for a sufficient period of time to enable us to conclude that the material weaknesses were remediated as of December 31, 2020.

Changes in Internal Control over Financial Reporting

Other than as described above in the section “Remediation Efforts on Previously Identified Material Weakness,” there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error or overriding of controls, and, therefore, can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

General

Reed’s current directors have terms which will end at the next annual meeting of the stockholders or until their successors are elected and qualify, subject to their death, resignation or removal. The following table sets forth certain information with respect to our current directors and executive officers as of December 31, 2020:

Name	Position	Age
Norman E. Snyder, Jr.	Chief Executive Officer, Director	59
Thomas J. Spisak	Chief Financial Officer	53
Neal Cohane	Chief Sales Officer	59
Richard H. Hubli	Vice President, Operations	63
Christopher J. Reed	Chief Innovation Officer	62
John J. Bello	Chairman of the Board	74
Lewis Jaffe	Director, Chairman of Governance Committee, member of Audit, Operations and Compensation Committees	63
James C. Bass	Director, Chairman of the Audit Committee and member of Compensation Committee	68
Scott R. Grossman	Director, Chairman of the Compensation Committee and member of Audit and Governance Committees	42
Louis Imbrogno, Jr.	Director	75

Business Experience of Directors and Executive Officers

Norman E. Snyder, Jr. was appointed as Chief Executive Officer and director of Reed’s effective March 1, 2020. Prior to his promotion, Mr. Snyder served as Chief Operating Officer of Reed’s from September 2019 through February 29, 2020. Prior to joining Reed’s, Mr. Snyder served as President and Chief Executive Office for Avitae USA, LLC, an emerging premium new age beverage company that markets and sells a line of ready-to-drink caffeinated waters. Prior to Avitae, he served as the President and Chief Operating Officer for Adina For Life, Inc., President and Chief Executive Officer of High Falls Brewing Company, and Chief Financial Officer, and later Chief Operating Officer of South Beach Beverage Company, known as SoBe. In prior experience, Mr. Snyder served as Controller for National Football League Properties, Inc., and in various roles at PriceWaterhouseCoopers during an eight-year tenure. Mr. Snyder earned a B.S. in Accounting from the State University of New York at Albany.

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

Richard H. Hubli was appointed Vice President of Operations effective September 28, 2020. Mr. Hubli has nearly four decades of diversified experience in supply chain and operations management. From January 2015 to the present, he owned and operated Rockhouse Services, LLC, a consultancy focused on operations & supply chain improvement. From July 2014 to January 2015, he served as SVP of Operations for Harvest Hill Beverage Company. Prior, from August 2012 to July 2014, he served as VP of Operations for High Ridge Brands with end-to-end operations accountability of a copacker based supply chain plus new product delivery & quality. From March 2009 to July 2012, he served as VP of Operations of Kozy Shack Enterprises. From March 2008 to March 2009, Mr. Hubli was the VP of Operations for Fuze Beverages leading, directing S&OP; managing all operations/supply chain activities while integrating the business unit into Coca-Cola. From 2000 to 2007, he served as a VP of Operations Strategy Development at Cadbury Schweppes Americas Beverages where he created the long-term operations strategy. From 1991 to 2000, Mr. Hubli worked for the North American division of Colgate Palmolive initially as Director of Technology and later as Director of Supply Chain Development. In these roles he ran new product delivery across all business categories and spearheaded supply chain re-engineering initiatives. At Nestle Foods, where he worked from 1987 to 1991, he held the positions of Manager Coffee/Tea Industrial Engineering and Marketing Manager for the Nescafe brand. Mr. Hubli began his five-year tenure with PepsiCo R&D in 1982 as Program Manager and subsequently became Manager, Concentrate Operations leading copack production of aseptic juices for the Slice brand. He began his career as Logistics Analyst for Maxwell House Coffee, then a division of General Foods, in 1980. Mr. Hubli earned a BS in Industrial Engineering and an MBA, both in 1979 from the University of Rhode Island.

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

John J. Bello is Reed’s Chairman and sales and marketing expert. Since 2001, Mr. Bello has been the Managing Director of JoNa Ventures, a family venture fund. From 2004 to 2012 Mr. Bello also served as Principal and General Partner at Sherbrooke Capital, a venture capital group dedicated to investing in leading, early stage health and wellness companies. Mr. Bello is the founder and former CEO of South Beach Beverage Company, the maker of nutritionally enhanced teas and juices marketed under the brand name SoBe. The company was sold to PepsiCo in 2001 for $370 million and in the same year Ernst and Young named Mr. Bello National Entrepreneur of the Year in the consumer products category for his work with SoBe. Before founding SoBe, Mr. Bello spent fourteen years at National Football League Properties, the marketing arm of the NFL and served as its President from 1986 to 1993. As the President, Mr. Bello has been credited for building NFL Properties into a sports marketing leader and creating the model by which every major sports league now operates. Prior to working for the NFL, Mr. Bello served in marketing and strategic planning capacities at the Pepsi Cola Division of PepsiCo Inc. and in product management roles for General Foods Corporation on the Sanka and Maxwell House brands. As a board chair, Mr. Bello has also worked with IZZE in brand building, marketing and strategic planning capacities. That brand was also sold to PepsiCo.

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

Legal Proceedings

In 2014, Louis Imbrogno Jr. served as Chief Executive Officer of Constar International, Inc. for a six-month period during a bankruptcy proceeding and subsequent sale in a court administered public auction. He was not an executive officer of the company prior to the initiation of the bankruptcy proceedings.

Except as described above, to the best of our knowledge, none of our executive officers or directors are parties to any material proceedings adverse to Reed’s, have any material interest adverse to Reed’s or have, during the past ten years been subject to legal or regulatory proceedings required to be disclosed hereunder.

Family Relationships

There are no family relationships between any of our executive officers and directors.

Corporate Governance

Audit Committee of the Board

The Audit Committee was formed in January 2007. The board has determined that each member of our Audit Committee is an “independent director” as defined by Rule 5605(a)(2) of The NASDAQ Stock Market Rules and that members of the Audit Committee are independent under the additional requirements of Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 (the “Exchange Act”). The board has determined James C. Bass meets SEC requirements of an “audit committee financial expert” within the meaning of the Sarbanes Oxley Act of 2002, Section 407(b). In addition, the board determined that (i) none of the Audit Committee members have participated in the preparation of the financial statements of the company at any time during the past three years and (2) Audit Committee members are able to read and understand fundamental financial statements. Additionally, we intend to continue to have at least one member of the Audit Committee whose experience or background results in the individual’s financial sophistication. The Audit Committee charter is posted on our website at www.reedsinc.com.

Code of Ethics

Our Chief Executive Officer and all senior financial officers, including the Chief Financial Officer, are bound by a Code of Ethics that complies with Item 406 of Regulation S-B of the Exchange Act. Our Code of Ethics is posted on our website at http://investor.reedsinc.com.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities.

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Reed’s under 17 CFR 240.16a-3(e) during our fiscal year ended December 31, 2020 the following individuals each filed one late Form 4 representing one transaction (unless otherwise noted): Thomas J. Spisak, Norman E. Snyder, Jr., John Bello, Neal Cohane. None of our officers or directors filed Form 5.

Stockholder Director Nomination Procedures

There have not been any material changes to the procedures by which stockholders may recommend nominees to the our board of directors.

Item 11. Executive Compensation

The following table summarizes all compensation for fiscal years 2020 and 2019 earned by our “Named Executive Officers” during the reported periods:

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	All Other Compensation (2)	Total
Norman E. Snyder, Jr.	2019	$59,776	-	-	$62,610	$122,386
Chief Executive Officer (Former Chief Operating Officer)	2020	$308,782	$157,500	$121,500	$14,353	$602,135

John J. Bello	2019			$127,200	$104,167	$231,367
(Former Interim Chief Executive Officer, Chairman) (3)	2020			$177,758	$104,167	$281,925

Thomas J. Spisak	2019	$20,833	$-	-	$-	$20,833
Chief Financial Officer	2020	$253,847	$67,500	-	$3,488	$324,835

Neal Cohane	2019	$210,000			$3,000	$213,000
Chief Sales Officer	2020	$213,231	$66,150		$11,656	$291,037

(1) The amounts represent the fair value for share-based payment awards issued during the year. The award is calculated on the date of grant in accordance with Financial Accounting Standards.

(2) Other compensation includes both cash payments and the estimated value of the use of company assets.

(3) Mr. Bello served as Interim Chief Executive Officer from September 30, 2019 through February 29, 2020. His director compensation was suspended during the period as his service as Interim Chief Executive Officer. Director compensation of $37,500 and consulting fees of $66,667. Mr. Bello was issued 200,000 RSAs as compensation for his services as Interim Chief Executive Officer on February 25, 2020 for his service from September 30, 2019 through February 29, 2020. Pro-rata portion of this award earned during 2019 is included in this table. Mr. Bello’s 2020 Director fees and compensation are also reported under the Director Compensation Table.

Employment Agreements

Norman E. Snyder, Jr.

The board appointed Mr. Snyder to the office of Chief Operating Officer, effective March 1, 2020. Mr. Snyder succeeded John J. Bello who served as Interim Chief Executive Officer from September 30, 2019 through February 29, 2020. The board granted Mr. Snyder a one-time bonus of 150,000 RSAs vesting March 1, 2020, subject to the conditions and limitations of Reed’s Second Amended and Restated 2017 Incentive Compensation Plan, in conjunction with his promotion. Pursuant his employment agreement, on February 25, 2020, he received an equity award of 446,000 stock options, one-half scheduled to vest in equal increments on an annual basis for four years and remainder to vest based on performance criteria to be determined by the board of directors (or compensation committee of the board). Mr. Snyder’s performance-based cash bonus was set at a target amount of 30% of base salary for the term of his service as Chief Operating Officer. The agreement provided for acceleration of equity grants triggered by a “change of control”, as defined in the agreement and contains confidentiality, invention assignment and non-solicitation covenants. Mr. Snyder is also eligible to participate in the company’s benefit plans available to its executive officers.

On June 24, 2020, we entered into an amended and restated employment agreement with Norman E. Snyder, Jr. reflecting his promotion to Chief Executive Officer on March 1, 2020. The term of the agreement continues through March 1, 2023 and will automatically renew for an additional one-year term, unless earlier terminated or unless notice of non-renewal is submitted by either party 90 days in advance. Pursuant to the agreement, Mr. Snyder’s base salary of $300,000 per year increased to $350,000 on September 30, 2020 based on satisfaction of certain objectives and to $360,500 on March 1, 2021. Mr. Snyder is also eligible to receive a performance-based cash bonus at a target amount of 50% of his base salary in effect. He is also eligible to participate in Reed’s other benefit plans available to its executive officers. The agreement provides for acceleration of equity grants triggered by a “change of control”, as defined in the agreement and contains customary, non-competition, confidentiality, invention assignment and non-solicitation covenants. Mr. Snyder is also entitled to six months’ severance benefits in the event of termination without cause by Reed’s or for good reason by Mr. Snyder, subject to execution of a release.

John J. Bello

On February 19, 2020 the board of directors granted John Bello 200,000 RSAs, vesting March 1, 2020, as compensation for his services as Interim Chief Executive from September 30, 2019 through February 29, 2020.

Thomas J. Spisak

We entered into an at-will employment agreement with Thomas J. Spisak to serve as the Chief Financial Officer of Reed’s, effective December 2, 2019. The agreement may be terminated by the Company or Mr. Spisak, with or without notice and with or without cause, pursuant to the terms of the agreement. Mr. Spisak’s base annual base salary was increased to $257,500 from $250,000 effective March 1, 2020. Mr. Spisak is also eligible to receive performance-based cash bonus at a target amount of 30% of his base salary. Pursuant to his employment agreement, Mr. Spisak received an initial equity award of 150,000 incentive stock options and 150,000 restricted stock awards on March 3, 2020, one-half of the award (75,000 options and 75,000 restricted stock awards) vesting in equal increments on an annual basis for four years and the remainder (75,000 options and 75,000 restricted stock awards) vesting based on performance criteria to be determined by the board of directors or compensation committee. Mr. Spisak is also eligible to participate in Reed’s other benefit plans available to its executive officers. The agreement contains customary confidentiality, non-competition and invention assignment covenants.

Current Salary Arrangements of Other Executive Officers

Neal Cohane receives an annual salary which increased from $210,000 to $250,000 on March 1, 2021 with a 30% bonus target, and he is eligible to participate in benefits offered by the company to its executive officers.

Richard H. Hubli receives an annual salary of $200,000 with a 30% bonus target, and he is eligible to participate in benefits offered by the company to its executive officers.

Christopher J. Reed receives an annual salary of $113,500.

Change-in-Control Provisions

It is our general policy that awards that vest over a term greater one-year include provisions for acceleration upon a change-in-control.

Our 2017 Plan provides the consequences of a change-in-control provisions may be set forth in individual award agreements. For purposes of the 2020 Plan, a “change in control” generally includes (a) the acquisition of more than 50% of the company’s common stock, (b) the acquisition within a twelve-month period of 30% or more of the Company’s common stock, (c) the replacement of a majority of the board of directors, within a twelve-month period, by directors whose election was not endorsed by the incumbent board, or (d) the acquisition of all or substantially all of the Company’s assets.

Outstanding Equity Awards at Year-End

The following table sets forth information regarding unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2020:

Name and Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Norman E. Snyder, Jr.
(Chief Executive Officer, Former Chief Operating Officer)	110,324	167,250	162,362	$0.88	2/25/2030
	25,000	-	-	$0.50	3/25/2030
	55,291	93,750	98,288	$0.70	5/20/2030
	90,675	403,000	302,250	$0.95	9/16/2030

John Bello
Former Interim Chief Executive Officer, Chairman	50,000	-	-	$3.74	9/30/2021	24,590	$14,508
	50,000	-	-	$0.50	3/25/2030

Thomas J. Spisak (Chief Financial Officer)	36,827	56,250	54,914	$0.89	3/2/2030	56,250	$33,188	54,914	$32,399
	10,000	-	-	$0.50	3/25/2030
	84,263	374,500	280,875	$0.95	9/16/2030

Neal Cohane
(Chief Sales Officer)	175,781	46,875	46,875	$1.60	3/28/2028
	44,233	75,000	78,630	$0.70	5/20/2030
	46,294	205,752	154,314	$0.95	9/16/2030

(A)	These options will vest in 2021.
(B)	These options vest 25% per year beginning in 2021.
(C)	These options vest in accordance with performance criteria established by the board of directors.

Director Compensation

The following table summarizes the compensation paid to our non-employee directors for the year ended December 31, 2020:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
John J. Bello(2)	$104,167	$177,758	-	-	-	$281,925
Lewis Jaffe	$37,500	$15,158	-	-	-	$52,658
Daniel J. Doherty, III (3)	$37,500	$15,158	-	-	-	$52,658
James C. Bass	$37,500	$15,158	-	-	-	$52,658
Scott R. Grossman	$37,500	$15,158	-	-	-	$52,658
Louis Imbrogno, Jr.	$37,500	$15,158	-	-	-	$52,658

(1)	The amounts represent the fair value of restricted stock awards granted during the year. The award is calculated on the date of grant in accordance with Financial Accounting Standards, excluding any impact of assumed forfeiture rates.
(2)	Mr. Bello’s 2020 director fees and awards are also reported under the Executive Compensation Table.
(3)	Daniel J. Doherty, III resigned from his position as director effective December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 22, 2021 for (i) each Named Executive Officer and director, and (ii) all Named Executive officers and directors as a group and (iii) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock. A person is considered to beneficially own any shares (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 22, 2021. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 22, 2021 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated, the principal address of each listed executive officer and director is 201 Merritt 7 Corporate Park, Norwalk, Connecticut 06851.

Named Beneficial Owner Directors and Named Executive Officers	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
John J. Bello (2)	5,466,895	6.3%
Norman E. Snyder, Jr. (3)	903,908	1.0%
Neal Cohane (4)	542,585	0.6%
James C. Bass (5)	451,947	0.5%
Lewis Jaffe (6)	294,634	0.3%
Thomas J. Spisak (7)	284,584	0.3%
Scott R. Grossman (8)	221,529	0.3%
Louis Imbrogno (9)	205,151	0.1%

Directors and Named Executive Officers as a group (8 persons)	8,352,484	9.5%
5% or greater stockholders
Raptor/ Harbor Reed SPV LLC (10)	6,619,600	7.4%
Union Square Park Partners	6,936,672	8.0%
Polar Asset Management Partners Inc	5,315,917	6.2%

* Less than 1%

(1) Based on 86,317,096 shares outstanding as of December 31, 2020.

(2) Includes 100,000 shares issuable upon exercise of currently-exercisable options, 24, 590 RSAs from 2021 Board Compensation, 400,000 shares of restricted common stock, and warrants of 133,201.

(3) Includes 256,290 shares issuable upon exercise of currently-exercisable options.

(4) Includes 341,308 shares issuable upon exercise of currently-exercisable options.

(5) Includes 80,000 shares issuable upon exercise of currently-exercisable options and 24,590 RSAs from 2021 Board Compensation.

(6) Includes 80,000 shares issuable upon exercise of currently-exercisable options and 24,590 RSAs from 2021 Board Compensation.

(7) Includes 167,917 shares issuable upon exercise of currently-exercisable options.

(8) Includes 80,000 shares issuable upon exercise of currently-exercisable options and 24,590 RSAs from 2021 Board Compensation.

(9) Includes 69,950 shares issuable upon exercise of currently-exercisable options and 24,950 RSAs from 2021 Board Compensation

(10) Principal address is 280 Congress Street, 12th Floor Boston, Massachusetts 02210. Includes 2,810,000 shares of common stock issuable upon exercise of currently-exercisable warrants.

Securities Authorized for Issuance under Equity Compensation Plans

On September 29, 2017, the 2017 Incentive Compensation Plan for 3,000,000 shares was approved by our shareholders. On December 13, 2018 the Amended and Restated 2017 Incentive Compensation Plan was approved by our shareholders increasing the number of shares issuable by 3,500,000 to 6,500,000. On December 16, 2019, the Second Amended and Restated 2017 Incentive Compensation Plan (“2017 Plan”) was approved by our shareholders, increasing the number of shares issuable by 1,000,000 to 7,500,000. On December 21, 2020, the 2020 Equity Incentive Plan (“2020 Plan”) for 8,500,000 shares was approved by our shareholders. The 2020 Plan replaced the 2017 Plan, which will expire by its terms on September 30, 2027. We have discontinued the 2017 Plan and all plans that preceded the 2017 Plan and will not issue any new awards under these prior plans, although awards granted under these plans will remain in effect.

The following table provides information, as of December 31, 2020, with respect to equity securities authorized for issuance under compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in
Plan Category	(a)	(b)	Column (a)

Equity compensation plans approved by security holders	9,417,898	$1.19	3,874,048
Equity compensation plans not approved by security holders	-	$-	-
TOTAL	9,417,898	$1.19	3,874,048

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

Transactions with California Custom Beverage, LLC (“CCB”)

On December 31, 2018, after completion of bidding process, Reed’s sold its beverage manufacturing equipment and private label beverage business for a purchase price of $1.25 million pursuant to an asset purchase agreement of the same date with California Custom Beverage, LLC (“CCB”), an entity owned by Christopher J. Reed, founder, Chief Innovation Officer and director of Reed’s. Mr. Reed obtained debt financing from a commercial bank, PMC Financial Services, LLC, in the amount of $1,050,000. In addition, in support of the transaction, a group of current Reed’s stockholders, including Chairman John J. Bello and certain institutional investors, purchased 350,000 shares of common stock of REED from Christopher J. Reed at $2.00 per share, in a private transaction exempt from the registration requirements of the Securities Act of 1933. The pricing was based on the higher of $2.00 per share or a 10% discount to the 5-day volume weighted average price ending December 28, 2018.

As part of the transaction, CCB assumed the monthly payments on our lease obligation for the Los Angeles manufacturing plant. Our release from the obligation by the lessor, however, is dependent upon CCB’s deposit of $1.2 million of security with the lessor. The deposit is secured by Mr. Reed’s pledge of common stock to the lessor and guaranteed personally by Mr. Reed and his wife. As of December 31, 2020, $800 has been deposited with the lessor and Mr. Reed has placed approximately 363,000 pledged shares valued at $338 that remain pledged in in escrow in favor of lessor.

The plant equipment was sold to CCB on an “as-is, where is” basis. In addition, the parties entered into a 3-year co-packing contract for the production of Reed’s beverages in glass bottles at prevailing West Coast market rates. Certain transitional services were provided by Reed’s to CCB for 30 days. The transaction documents also contain customary protections for intellectual property, indemnification and non-competition provisions.

Beginning in 2019, we began receiving a 5% royalty on CCB’s private label sales to existing customers for three years and a 5% referral fee on CCB’s private label sales to referred customers for three years. During the year ended December 31, 2020, the Company recorded royalty revenue from CCB of $98. During the year ended December 31, 2019, the Company recorded royalty revenue from CCB of $128.

At December 31, 2019, the Company had royalty revenue receivable from CCB of $128. In addition, at December 31, 2019, the Company has outstanding receivable from CCB of $228 consisting of inventory advances to CCB. The aggregate receivable from CCB at December 31, 2019 was $356. During the year ended December 31, 2020, the Company recorded royalty revenue receivable of $98, advanced inventory and equipment of $381, and reduced CCB receivable by $153 and reducing CCB payable of $153, leaving an aggregate receivable balance of $682 at December 31, 2020.

At December 31, 2020 and December 31, 2019, the Company had accounts payable due to CCB of $557 and $182, respectively.

Settlement of Secured Convertible Subordinated Non-redeemable Note with Raptor/ Harbor Reeds SPV, LLC

On December 11, 2020, we entered into a Satisfaction, Settlement and Release Agreement (“Satisfaction Agreement”) with Raptor/ Harbor Reeds SPV, LLC (“Raptor”) satisfying all of our obligations to Raptor as our junior secured lender. Raptor is a related party. Daniel J. Doherty III, a former director of Reed’s, is a principal and member of Raptor. The transaction was completed on December 15, 2020.

Prior to this transaction, our obligation under that certain Senior Secured Amended and Restated Subordinated Convertible Non-Redeemable Secured Note (“Subordinated Note”) dated October 4, 2018 in favor of Raptor, including accrued and unpaid interest through maturity on April 21, 2021, was approximately $5.5 million.

In full satisfaction of the Subordinated Note, including release of collateral, and termination of related junior lender documentation, we (a) paid Raptor $4,250,000 in cash, (b) issued to Raptor a 5-year warrant to purchase 1,000,000 shares of common stock, $0.0001 par value, of Reed’s (“Common Stock”) with an exercise price of $0.644 (“Satisfaction Warrant”), and (c) issued to Raptor 1,339,286 shares of Common Stock upon conversion of $750,000.00 of the Subordinated Note at the reduced per share conversion price of $0.56.

The Satisfaction Agreement includes a mutual release of liability. The Satisfaction Warrant contains customary protection for stock splits, dividends and reclassifications and provides certain rights in the event of a “Fundamental Transaction” as therein defined. Pursuant to a Registration Rights Agreement (“RRA”) dated December 11, 2020, the company also agreed to file a registration statement registering shares of Common Stock underlying the warrant for resale, provided however, sales under the registration statement may not commence until the 6th trading day after Reed’s files its Annual Report on Form 10-K for the period ending December 31, 2020 with the Securities Exchange Commission.

Reed’s senior lender, Rosenthal & Rosenthal Inc. (“Rosenthal”), a New York corporation consented to the settlement transaction subject to pay-down by Reed’s of senior credit line obligation to zero, in compliance with terms of existing financing documents, release of collateral securing the Subordinated Note and other customary requirements.

Amendment to Financing Agreement

On March 11, 2021, we entered into an amendment (“Amendment”) to that certain Financing Agreement dated October 4, 2018, as amended or supplemented with our senior secured lender, Rosenthal & Rosenthal, Inc. (“Rosenthal”) releasing that irrevocable standby letter of credit by Daniel J. Doherty, III and Daniel J. Doherty, III 2002 Family Trust in the amount of $1.5 million (“LC”), which served as financial collateral for certain obligations of Reed’s under the Rosenthal credit facility, with a two million dollar ($2,000,000) pledge of securities to Rosenthal by John J. Bello and Nancy E. Bello, as Co-Trustees of THE JOHN AND NANCY BELLO REVOCABLE LIVING TRUST, under trust agreement dated December 3, 2012, evidenced by that certain Pledge Agreement to Rosenthal, and as to which Rosenthal has a first and only perfected security interest by the Securities Account Control Agreement held by securities broker (“Bello Pledge”).

John J. Bello, current Chairman and former Interim Chief Executive Officer of Reed’s, is a related party. He is also a greater than 5% beneficial owner of Reed’s common stock. As consideration for the collateral support, Mr. Bello received 400,000 shares of Reed’s restricted stock.

Other

Lindsay Martin, daughter of a director of the Company, was employed as Vice President of Marketing during the years ended December 31, 2020 and 2019. Ms. Martin was paid approximately $215 and $161, respectively, for her services during the years ended December 31, 2020 and 2019, respectively.

Director Independence

As of the date of this Annual Report, our board has seven directors and the following four standing committees: an Audit Committee, a Compensation Committee, a Governance Committee and an Operations Committee. The board, upon recommendation from the Compensation Committee, determined through 2020, each of John J. Bello, Lewis Jaffe, James C. Bass, Scott R. Grossman and Louis Imbrogno is an “independent director” as defined by Rule 5605(a)(2) of The NASDAQ Stock Market Rules (the “NASDAQ Rules”). Independence of board members is re-evaluated by the board annually. The board determined affirmatively that John J. Bello’s service as Interim Chief Executive Officer and the compensation received for such service would not interfere with his ability to exercise independent judgment as a director. Subsequently, in March of 2021, the board, upon recommendation from the Compensation Committee, determined that John J. Bello is no longer an “independent director” due to collateral support he now provides on behalf of the Company to the Company’s senior secured lender, Rosenthal & Rosenthal, Inc. We intend to maintain at least a majority of independent directors on our board in the future.

Item 14. Principal Accounting Fees and Services

Weinberg & Company, P.A. (“Weinberg”) was our independent registered public accounting firm for the years ended December 31, 2020 and 2019.

The following table shows the fees paid or accrued by us for the audit and other services provided by Weinberg for the years ended December 31, 2020 and 2019:

	2020	2019

Audit Fees	$161,597	$267,184
Audit-Related Fees	-	-
Tax Fees	36,169	63,561
All Other Fees	93,548	83,670
Total	$291,314	$414,415

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

Date: March 30, 2021	REED’S, INC.
a Delaware corporation

	By:	/s/ Norman E. Snyder, Jr.
Norman E. Snyder, Jr.
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Norman E. Snyder, Jr.	Chief Executive Officer,	March 30, 2021
Norman E. Snyder, Jr.	(Principal Executive Officer), Director

/s/ Thomas J. Spisak	Chief Financial Officer	March 30, 2021
Thomas J. Spisak	(Principal Financial Officer)

/s/ John J. Bello	Chairman of the Board	March 30, 2021
John J. Bello

/s/ Christopher J. Reed	Chief Innovation Officer, Director	March 30, 2021
Christopher J. Reed

/s/ Lewis Jaffe	Director	March 30, 2021
Lewis Jaffe

/s/ James C. Bass	Director	March 30, 2021
James C. Bass

/s/ Scott R. Grossman	Director	March 30, 2021
Scott R. Grossman

/s/ Louis Imbrogno, Jr.	Director	March 30, 2021
Louis Imbrogno, Jr.

EXHIBIT INDEX

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Title	Herewith	Form	Exhibit	File No.	Date Filed
3 (i)	Certificate of Incorporation of Reed’s Inc., as amended	X
3 (ii)	Amended and Restated Bylaws of Reed’s, Inc.		10-KA	3.8	001-32501	04/08/2020
4.1	Form of common stock certificate		SB-2	4.1	333-120451
4.2	Form of series A preferred stock certificate		SB-2	4.2	333-120451
4.3	Form of common stock purchase warrant issued to investors on June 2, 2016		8-K	4.1	001-32501	6/03/2016
4.4	Form of common stock purchase warrant issued to Maxim Group LLC on June 2, 2016		8-K	4.2	001-32501	6/03/2016
4.5	Form of common stock purchase warrant issued to PMC Financial Services Group, LLC on November 9, 2015		10-Q	10.1	001-32501	5/11/2016
4.6	Form of 2017-1 common stock purchase warrant		8-K	4.1	001-32501	4/24/2017
4.7	Form of 2017-2 common stock purchase warrant		8-K	4.2	001-32501	4/24/2017
4.8	Form of 2017-3 common stock purchase warrant		8-K	4.1	001-32501	7/14/2017
4.9	Form of 2017-4 common stock purchase warrant		8-K	4.2	001-32501	7/14/2017
4.10	Form of common stock purchase Warrant issued to Raptor/ Harbor Reed’s SPV on December 11, 2020	X
4 (vi)	Description of registrant’s common stock	X
10.1	Satisfaction Settlement and Release Agreement by and between Reed’s, Inc. and Raptor/ Harbor Reeds SPV, dated December 11, 2020	X
10.2	Registration Rights Agreement by and between Reed’s, Inc. and Raptor/ Harbor Reeds SPV, dated December 11, 2020	X
10.3	Amendment dated March 11, 2021 to Financing Agreement dated October 4, 2018 by and between Reed’s Inc. and Rosenthal & Rosenthal, Inc.	X
10.4	Registration Rights Agreement by and between Reed’s Inc. and purchasers signatory thereto dated May 26, 2016		8-K	10.3	001-32501	6/03/2016
10.5	Form of Registration Rights Agreement by and between Reed’s Inc. and Raptor/Harbor Reeds SPV LLC dated April 21, 2017		8-K	10.3	001-32501	4/24/2017
10.6*	Reed’s, Inc. 2017 Incentive Compensation Plan		8-K	4.2	333-222741
10.7*	Reed’s, Inc. 2020 Equity Incentive Plan		S-8	4.2	333-252140	1/15/2021
10.8	Amendment dated December 23, 2020 to Financing Agreement dated October 4, 2018 between Reed’s, Inc. and Rosenthal & Rosenthal, Inc.	X
10.9	Inventory Security Agreement by and between Reed’s Inc. and Rosenthal & Rosenthal Inc. dated October 4, 2018		10-Q	10.2	001-32501	11/14/2018
10.10	Intellectual Property Security Agreement by and between Reed’s, Inc. and Rosenthal & Rosenthal Inc. dated October 4, 2018		10-Q	10.3	001-32501	11/14/2018
10.11	Security Interest (short form) by Reed’s, Inc. in favor of Rosenthal & Rosenthal Inc. dated October 4, 2018		10-Q	10.4	001-32501	11/14/2018
10.12	Termination Agreement by and between Rosenthal & Rosenthal Inc. and Raptor/Harbor Reeds SPV LLC dated October 4, 2018	X
10.13	Sublease Agreement by and between Reed’s, Inc., Merritt 7 Venture L.L.C., and GE Capital US Holdings, Inc., dated September 1, 2018		10-Q	10.7	001-32501	11/14/2018
10.14	Asset Purchase Agreement by and between Reed’s, Inc. and California Custom Beverage LLC dated December 31, 2018		8-K	10.1	001-32501	12/31/2018

10.15	Assignment and Assumption of Lease and Consent of Lessor by and between Reed’s, Inc. and California Custom Beverage LLC dated December 31, 2018		8-K	10.2	001-32501	12/31/2018
10.16	Transition Services Agreement by and between Reed’s, Inc. and California Custom Beverage LLC dated December 31, 2018		8-K	10.4	001-32501	12/31/2018
10.17	Referral Agreement by and between Reed’s Inc. and California Custom Beverage LLC dated December 31, 2018		8-K	10.4	001-32501	12/31/2018
10.18	Form of Indemnification Agreement by and between Reed’s, Inc. and officers and directors		10-K	10.31	001-32501	4/01/2019
10.19*	Executive Employment Agreement by and between Reed’s Inc. and Thomas J. Spisak dated December 2, 2019		10-KA	10.38	001-32501	4/08/2020
10.20*	Form of Non-Employee Director Nonstatutory Stock Option Agreement		8-K	10.1	001-32501
10.21*	Form of Executive Incentive Stock Option Agreement		10-K		001-32501	8/10/2020
10.22*	Amended and Restated Employment Agreement by and between Reed’s Inc. and Norman E. Snyder, Jr. dated June 24, 2020		10-Q	10.1	001-32501	8/10/2020
10.23	Form of Reed’s, Inc. Promissory Note, in the principal amount of $769,816 in favor of City National Bank, dated April 20, 2020.		8-K	10.1	001-32501	5/01/2020
10.24	Manufacturing and Distribution Agreement by and between Reed’s, Inc. and B C Marketing Concepts Inc., dba Full Sail Brewing Company dated October 11, 2019		10-Q	10.3	001-32501	11/13/2019
10.25	Recipe Development Agreement Reed’s, Inc. and B C Marketing Concepts Inc., dba Full Sail Brewing Company dated October 11, 2019		10-Q	10.4	001-32501	11/13/2019
10.26	Financing Agreement by and between Reed’s Inc. and Rosenthal & Rosenthal Inc. dated October 4, 2018		10-Q	10.1	001-32501	11/14/2018
14.1	Code of Ethics		SB-2	14.1	333-157359
21	Subsidiaries of Reed’s, Inc.	X
22(ii)	Affiliate Guarantor	X
23.1	Consent of Weinberg & Co., PA	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Label Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Label Linkbase Document	X

* Indicates a management contract or compensatory plan or arrangement.

