Form 10-Q
period 2021-03-31
REED'S, INC.
filed 2021-05-17
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 93,584,380 shares of Common Stock outstanding as of May 11, 2021.

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer (do not check if Smaller Reporting Company) ☐
Smaller Reporting Company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

i

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S INC.

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$155	$595
Accounts receivable, net of allowance for doubtful accounts and returns and discounts of $165 and $234, respectively	5,032	4,718
Receivable from related party	701	682
Inventory, net of reserve for obsolescence of $174 and $194, respectively	12,445	11,119
Prepaid expenses and other current assets	2,110	1,341
Total current assets	20,443	18,455

Property and equipment, net of accumulated depreciation of $379 and $361, respectively	949	920
Equipment held for sale, net of impairment reserves of $96 and $96, respectively	67	67
Intangible assets	617	615
Total assets	$22,076	$20,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,134	$6,746
Payable to related party	1,034	557
Accrued expenses	449	895
Revolving line of credit	4,256	-
Current portion of note payable	727	599
Current portion of leases payable	145	130
Total current liabilities	14,745	8,927

Leases payable, less current portion	518	555
Note payable, less current portion	43	171
Warrant liability	-	-
Total liabilities	15,306	9,653

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 120,000,000 shares authorized, 86,807,905 and 86,317,096 shares issued and outstanding, respectively	9	9
Additional paid in capital	97,904	97,031
Accumulated deficit	(91,237)	(86,730)
Total stockholders’ equity	6,770	10,404
Total liabilities and stockholders’ equity	$22,076	$20,057

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	March 31, 2021	March 31, 2020
Net Sales	$12,146	$9,523
Cost of goods sold	8,293	6,653
Gross profit	3,853	2,870

Operating expenses:
Delivery and handling expense	3,286	1,263
Selling and marketing expense	2,215	1,925
General and administrative expense	2,603	1,932
Total operating expenses	8,104	5,120

Loss from operations	(4,251)	(2,250)

Interest expense	(256)	(336)
Change in fair value of warrant liability	-	6

Net loss	$(4,507)	$(2,580)

Net loss per share – basic and diluted	$(0.05)	$(0.05)

Weighted average number of shares outstanding – basic and diluted	86,631,304	47,595,206

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2020	86,317,096	$9	9,411	$94	-	$-	$97,031	$(86,730)	$10,404
Fair value of vested options							300		300
Fair value of vested restricted shares granted to officers	84,809						98		98
Common shares issued on exercise of options	6,000						3		3
Common shares issued for financing costs	400,000						472		472
Net loss	-	-	-	-	-	-	-	(4,507)	(4,507)
Balance, March 31, 2021	86,807,905	$9	9,411	$94	-	$-	$97,904	$(91,237)	$6,770

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	47,595,206	$5	9,411	$94	-	$-	$77,596	$(76,548)	$1,147
Fair value of vested options							495		495
Fair value of vested restricted shares granted to an officer					350,000	285			285
Net loss	-	-	-	-	-	-	-	(2,580)	(2,580)
Balance, March 31, 2020	47,595,206	$5	9,411	$94	350,000	$285	$78,091	$(79,128)	$(653)

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

(Amounts in thousands)

	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net loss	$(4,507)	$(2,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32	12
Gain on sale on termination of leases	(3)	-
Amortization of debt discount	162	96
Amortization of prepaid financing costs	25	-
Amortization of right of use assets	24	37
Fair value of vested options	292	495
Fair value of vested restricted shares granted to officers	106	285
Decrease in allowance for doubtful accounts	(69)	(93)
Decrease in inventory reserve	(20)	(384)
Change in fair value of warrant liability	-	(6)
Accrual of interest on convertible note to a related party	-	142
Lease liability	(8)	(7)
Changes in operating assets and liabilities:
Accounts receivable	(244)	(1,826)
Inventory	(1,306)	2,902
Prepaid expenses and other assets	(484)	(365)
Accounts payable	1,387	(1,038)
Accrued expenses	(446)	(22)
Net cash used in operating activities	(5,059)	(2,352)
Cash flows from investing activities:
Patent costs	(2)	-
Purchase of property and equipment	(95)	(22)
Net cash used in investing activities	(97)	(22)
Cash flows from financing activities:
Borrowings on line of credit	16,154	9,188
Repayments of line of credit	(11,898)	(7,677)
Amounts from related party	459	-
Principal repayments on capital lease obligation	(2)	(22)
Exercise of options	3	-
Net cash provided by financing activities	4,716	1,489

Net increase (decrease) in cash	(440)	(885)
Cash at beginning of period	595	913
Cash at end of period	$155	$28

Supplemental disclosures of cash flow information:
Cash paid for interest	$70	$98

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three Months Ended March 31, 2021 and 2020 (Unaudited)

(In thousands, except share and per share amounts)

1. Basis of Presentation and Liquidity

The accompanying interim condensed financial statements of Reed’s, Inc. (the “Company”, “we”, “us”, or “our”), are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position at March 31, 2021 and the results of operations and cash flows for the three months ended March 31, 2021 and 2020. The balance sheet as of December 31, 2020 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 30, 2021.

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2021.

COVID-19 Considerations

During the period ended March 31, 2021, the COVID-19 pandemic has impacted our operating results and the Company anticipates a continued impact for the balance of the year. In addition, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. Based on the recent increase in demand for our products, we believe that over the long term, there will continue to be strong demand for our products.

Through March 31, 2021, the Company has experienced higher transportation expenses as the capacity in the freight market has not kept up with demand. The Company believes that costs will continue to increase throughout the year. However, mitigation plans are being implemented to manage this risk.

Our ability to operate without significant incremental negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Since the inception of the COVID-19 pandemic and through March 31, 2021, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part in the infection prevention and remain flexible in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

Net sales for the period ended March 31, 2021 were up 28% from the prior year period. Through March 31, 2021, we continue to generate cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2021, the Company recorded a net loss of $4,507 and used cash in operations of $5,059. As of March 31, 2021, we had a cash balance of $155 with borrowing capacity of $2,513, a stockholder’s equity of $6,770 and a working capital of $5,698, compared to a cash balance of $595 with borrowing capacity of $5,166, stockholders’ equity of $10,404 and a working capital of $9,528 at December 31, 2020. Notwithstanding the net loss for the three months ended March 31, 2021, management projects adequate cash from operations and available line of credit to ensure continuation of the Company as a going concern for at least one year from the date of this quarterly report.

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

For the periods ended March 31, 2021 and 2020, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	March 31, 2021	March 31, 2020
Convertible note to a related party	-	2,266,667
Warrants	3,362,241	6,413,782
Common stock equivalent of Series A Convertible Preferred stock	37,644	37,644
Common stock issuable		350,000
Unvested restricted common stock	309,082	150,000
Options	11,028,322	4,683,380
Total	14,737,289	13,901,473

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs aggregated $349 and $302 for the three months ended March 31, 2021 and 2020, respectively.

Concentrations

Gross sales. During the three months ended March 31, 2021, the Company’s two largest customers accounted for 23% and 12% of gross sales, respectively. During the three months ended March 31, 2020, the Company’s two largest customers accounted for 22% and 14% of gross sales, respectively. No other customers exceeded 10% of sales in either period.

Accounts receivable. As of March 31, 2021, the Company had accounts receivable from two customers which comprised 18% and 10% of its gross accounts receivable, respectively. As of December 31, 2020, the Company had accounts receivable from one customer which comprised 23% of its gross accounts receivable. No other customers exceeded 10% of gross accounts receivable in either period.

Purchases from vendors. During the three months ended March 31, 2021, the Company’s two largest vendor accounted for approximately 13% and 13% of all purchases, respectively. During the three months ended March 31, 2020, the Company’s largest vendor accounted for approximately 10% of all purchases. No other vendors exceeded 10% of all purchases in either periods.

Accounts payable. As of March 31, 2021, the Company’s two largest vendors accounted for 19% and 10% of the total accounts payable, respectively. As of December 31, 2020 the Company’s largest two vendors accounted for 12% and 10% of the total accounts payable, respectively. No other vendors exceeded 10% of gross accounts payable in either period.

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

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. The diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective January 1, 2024, for the Company and the provisions of this update can be adopted using either the modified retrospective method or a fully retrospective method. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Effective January 1, 2021, the Company early adopted ASU 2020-06 and that adoption did not have an impact on our financial statements and related disclosures.

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

3. Inventory

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, and net of reserves is comprised of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials and packaging	$7,746	$6,793
Finished products	4,699	4,326
Total	$12,445	$11,119

The Company has recorded a reserve for slow moving and potentially obsolete inventory. The reserve at March 31, 2021, and December 31, 2020, was $174 and $194, respectively.

4. Property and Equipment

Property and equipment is comprised of the following (in thousands):

	March 31, 2021	December 31, 2020
Right-of-use assets under operating leases	$724	$724
Right-of-use assets under finance leases	6	54
Computer hardware and software	400	400
Machinery and equipment	198	103
Total cost	1,328	1,281
Accumulated depreciation and amortization	(379)	(361)
Net book value	$949	$920

Depreciation expense for the three months ended March 31, 2021 and 2020 was $32 and $12, respectively, and amortization of right-of-use assets for the three months ended March 31, 2021 and 2020 was $24 and $37, respectively. During the three months ended March 31, 2021, the Company disposed of right-of-use assets under finance leases with a cost of $48 and accumulated amortization of $38, and terminated $13 of related finance leases payable (see Note 8).

Equipment held for sale consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Equipment held for sale	$163	$163
Reserve	(96)	(96)
Net book value	$67	$67

The balance as of March 31, 2021, and December 31, 2020, consists of residual manufacturing equipment, at estimated net realizable value, which management anticipates selling during 2021.

5. Intangible Assets

Intangible assets are comprised of brand names acquired, specifically Virgil’s, and costs related to trademarks. They have been assigned an indefinite life, as we currently anticipate that they will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life remains appropriate. We first assess qualitative factors to determine whether it is more likely than not that the asset is impaired. If further testing is necessary, we compare the estimated fair value of our asset with its book value. If the carrying amount of the asset exceeds its fair value, as determined by the discounted cash flows expected to be generated by the asset, an impairment loss is recognized in an amount equal to that excess. Based on management’s assessment, there were no indications of impairment at March 31, 2021.

During the three months ended March 31, 2021, the Company capitalized costs of $2 pertaining to legal and other fees incurred in applying for international trademarks for Reeds and Virgil’s brands.

Intangible assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Brand names	$576	$576
Trademarks	41	39
Total	$617	$615

6. Line of Credit

Amounts outstanding under the Company’s credit facilities are as follows (in thousands):

	March 31, 2021	December 31, 2020
Line of credit	$4,256	$-

On October 4, 2018, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. The financing agreement provides a maximum borrowing capacity of $13,000. Borrowings are based on a formula of eligible accounts receivable and inventories (the “permitted borrowings”) plus advances (an “over-advance” of up to $4,000) in excess of permitted borrowings. At March 31, 2021, the unused borrowing capacity under the financing agreement was $2,513. The line of credit matured on March 30, 2021, with automatic yearly renewals thereafter until terminated.

Borrowings under the Rosenthal financing agreement bear interest at the greater of prime or 4.75%, plus an additional 2.0% to 3.5% depending on whether the borrowing is based upon receivables, inventory or is an over-advance. Additionally, the line of credit is subject to monthly facility and administration fees, and aggregate minimum monthly fees (including interest) of $4.

The line of credit is secured by substantially all of the assets, excluding intellectual property, of the Company. The over-advance is secured by all of Reed’s intellectual property collateral. Additionally, any over-advance was guaranteed by an irrevocable stand-by letter of credit in the amount of $1,500, issued by Daniel J. Doherty III and the Daniel J. Doherty, III 2002 Family Trust, affiliates of Raptor/Harbor Reeds SPV LLC (“Raptor”). On March 11, 2021, the Company entered into an amendment to the financing agreement, releasing that irrevocable standby letter of credit of $1,500 by Raptor with a $2,000 pledge of securities to Rosenthal by John J. Bello and Nancy E. Bello, as Co-Trustees of The John and Nancy Bello Revocable Living Trust.

John J. Bello, current Chairman and former Interim Chief Executive Officer of Reed’s, is a related party. He is also a greater than 5% beneficial owner of Reed’s common stock. As consideration for the collateral support, Mr. Bello received 400,000 shares of Reed’s restricted stock. The Company determined the fair value of the 400,000 restricted stock to be $472 which was recorded as a prepaid financing costs and included in prepaid expenses and other current assets on the condensed balance sheet at March 31, 2021. The prepaid financing fee is to be amortized over a twelve month period. During the three months ended March 31, 2021, the company amortized $25 of the prepaid financing costs to interest expense.

The financing agreement with Rosenthal includes customary restrictions that limit our ability to engage in certain types of transactions, including our ability to utilize tangible and intangible assets as collateral for other indebtedness. Additionally, the agreement contains a financial covenant that requires us to meet certain minimum working capital and tangible net worth thresholds as of the end of each quarter. We were in compliance with the terms of our agreement with Rosenthal as of March 31, 2021.

The Company annually incurs an additional $130 of fees from the bank, which is equal to 1% of the $13,000 borrowing limit. These costs have been capitalized and recorded as a debt discount and are amortized over the remaining life of the Rosenthal agreement. On December 31, 2020, the remaining unamortized debt discount of $162 is included in prepaid expense and other current assets on the balance sheet. Amortization of debt discount was $162 and $96 for the three months ended March 31, 2021 and 2020, respectively. On March 31, 2021, no remaining unamortized debt discount remained.

7. Note Payable

On April 20, 2020, the Company was granted a loan (the “PPP loan”) from City National Bank in the aggregate amount of $770, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. At December 31, 2020, the note payable balance was $770, of which $599 was reflected as the current portion of note payable. At March 31, 2021, the note payable balance was $770, of which $727 was reflected as the current portion of note payable.

The PPP loan agreement is dated April 20, 2020, matures on April 20, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, is payable monthly commencing on November 2020, and is unsecured and guaranteed by the U.S. Small Business Administration. We applied ASC 470, Debt, to account for the PPP loan. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company believes it used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company was in compliance with the terms of the PPP loan as of March 31, 2021.

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

8. Leases Liabilities

The Company accounts for leases under ASC 842, Leases. The standard requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease, initially measured at the present value of the lease payments.

ASC 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. During the three months ended March 31, 2021, the Company reflected amortization of right of use asset of $24 related to these leases, resulting in a net asset balance of $730 as of March 31, 2021.

In accordance with ASC 842, the right-of-use assets are being amortized over the life of the underlying leases.

As of December 31, 2020, lease liabilities totaled $685, made up of finance lease liabilities of $16 and operating lease liabilities of $669. During the three months ended March 31, 2021, the Company terminated $13 of finance leases, and made payments of $2 towards its finance lease liability and $8 towards its operating lease liability. As of March 31, 2021, lease liabilities totaled $663, made up of finance lease liability of $1 and operating lease liability of $662.

As of March 31, 2021, the weighted average remaining lease terms for operating lease and finance lease are 3.76 years and 0.50 years, respectively. The weighted average discount rate for operating lease is 12.6% and 12.6% for finance lease.

9. Stock-Based Compensation

Restricted common stock

The following table summarizes restricted stock activity during the three months ended March 31, 2021:

	Unvested Shares	Issuable Shares	Fair Value at Date of Issuance	Weighted Average Grant Date Fair Value
Balance, December 31, 2020	150,000	-	$92	0.89
Granted	245,900	-	226	0.92
Vested	(84,809)	84,809	-	-
Forfeited	(2,009)			0.89
Issued	-	(84,809)	(98)	-
Balance, March 31, 2021	309,082	-	$220	$0.89

On January 26, 2021, the board of directors of Reed’s, pursuant to a joint recommendation from its governance and compensation committees, set the cash compensation of its non-employee directors at $50,000 for fiscal 2021, payable quarterly in accordance with the company’s policies for non-employee director compensation. In addition, the Company granted 245,900 restricted stock awards to five non-employee directors. 61,475 of these restricted stock awards vested on February1, 2021. The remaining 184,425 restricted stock awards will vest equally on May 1, 2021, August 1, 2021, and November 1, 2021. The aggregate fair value of the stock awards was $226 based on the market price of our common stock price which was $0.92 per share on the date of grants and is amortized as shares vest.

The total fair value of restricted common stock vesting during the three months ended March 31, 2021 and 2020 was $98 and $285, respectively, and is included in general and administrative expenses in the accompanying statements of operations. As of March 31, 2021, the amount of unvested compensation related to issuances of restricted common stock was $220, which will be recognized as an expense in future periods as the shares vest. When calculating basic loss per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

Stock options

The following table summarizes stock option activity during the three months ended March 31, 2021:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	9,417,898	$1.45	6.09	$78
Granted	1,939,700	$1.01
Exercised	(6,000)	$0.50
Unvested forfeited	(315,526)	$1.75
Vested forfeited	(7,750)	$2.51
Outstanding at March 31, 2021	11,028,322	$1.15	8.61	$2,332
Exercisable at March 31, 2021	3,160,048	$1.34	6.76	$759

During the three months ended March 31, 2021, the Company received proceeds of $3 and issued 6,000 shares of common shares on the exercise of stock options.

During the three months ended March 31, 2021, the Company approved options exercisable into 1,939,700 shares to be issued pursuant to Reed’s 2020 Equity Incentive Plan. 1,939,700 options were issued to employees, 969,850 options vesting annually over a four-year vesting period, and 969,850 options that will vest based on performance criteria to be established by the board of directors.

The stock options are exercisable at a price of $1.01 per share and expire in ten years. The total fair value of these options at grant date was approximately $1,294, which was determined using a Black-Scholes-Merton option pricing model with the following average assumption: stock price of $1.01 per share, expected term of six years, volatility of 76%, dividend rate of 0%, and weighted average risk-free interest rate of 0.94%. The expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award.

During the three months ended March 31, 2021 and 2020, the Company recognized $300 and $495 of compensation expense relating to vested stock options. As of March 31, 2021, the aggregate amount of unvested compensation related to stock options was approximately $4,274 which will be recognized as an expense as the options vest in future periods through March 28, 2025.

As of March 31, 2021, the outstanding and exercisable options have an intrinsic value of $2,332 and $759, respectively. The aggregate intrinsic value was calculated as the difference between the closing market price as of March 31, 2021, which was $1.17, and the exercise price of the outstanding stock options.

10. Stock Warrants

As of March 31, 2021, the Company has issued warrants to purchase an aggregate of 3,362,241 shares of common stock. The Company’s warrant activity during the three months ended March 31, 2021 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2020	3,362,241	$1.56	2.49	$-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2021	3,362,241	$1.56	2.24	$526
Exercisable at March 31, 2021	3,362,241	$1.56	2.24	$526

There were no warrant transactions during the three months ended March 31, 2021. As of March 31, 2021, the outstanding and exercisable warrants have an intrinsic value of $526. The intrinsic value was calculated as the difference between the closing market price as of March 31, 2021, which was $1.17, and the exercise price of the Company’s warrants to purchase common stock.

11. Related Party Activities

On December 31, 2018, the Company completed the sale of its Los Angeles manufacturing plant to California Custom Beverage, LLC (“CCB”), an entity owned by Christopher J. Reed, a related party, and CCB assumed the monthly payments on our lease obligation for the Los Angeles manufacturing plant. Our release from the obligation by the lessor, however, is dependent upon CCB’s deposit of $1,200 of security with the lessor. The deposit is secured by Mr. Reed’s pledge of common stock to the lessor and guaranteed personally by Mr. Reed and his wife. As of March 31, 2021, $800 has been deposited with the lessor and Mr. Reed has placed approximately 363,000 pledged shares valued at $425 that remain in escrow with the lessor.

Beginning in 2019, we are to receive a 5% royalty on CCB’s private label sales to existing customers for three years and a 5% referral fee on CCB’s private label sales to referred customers for three years. During the three months ended March 31, 2021 and 2020, the Company recorded royalty revenue from CCB of $3 and $5, respectively.

At December 31, 2020, the Company had an aggregate receivable balance from CCB of $682 at December 3,1 2020. During the quarter ended March 31, 2021, the Company recorded royalty revenue receivable of $3, and advanced expenses of $16, leaving an aggregate receivable balance of $701 at March 31, 2021.

At March 31, 2021 and December 31, 2020, the Company had accounts payable due to CCB of $557 and $1,034, respectively.

Lindsay Martin, daughter of a director of the Company, is employed as Vice President of Marketing. Ms. Martin was paid approximately $87 and $42, respectively, for her services during the three months ended March 31, 2021 and 2020, respectively.

13. Subsequent Events

On May 5, 2021, the Company entered into a placement agency agreement with Roth Capital Partners, LLC (the “Placement Agent”) and a securities purchase agreement with a certain purchaser for the purchase and sale of shares of the Company’s common stock, par value $0.0001 per share, in an offering of securities registered under an effective registration statement filed with the Securities and Exchange Commission (“SEC”) pursuant to the Securities Act of 1933, as amended (SEC File No. 333-229105). In the offering, the Company sold 6,680,000 shares of common stock, at a price of $1.18 per share (the “Offering”). The offering closed on May 7, 2021.

For a period of 90 days after the closing date of the sale of the shares of common stock, the provisions of the securities purchase agreement generally prohibit the Company from issuing or agreeing to issue shares of common stock or common stock equivalents other than under equity compensation plans, outstanding rights to acquire common stock or common stock equivalents, or in connection with certain acquisitions or strategic transactions. The placement agency agreement provides that the Company will indemnify the Placement Agent against certain liabilities, including liabilities under the Securities Act of 1933, as amended. The Placement Agent agreed to use reasonable best efforts to arrange for the sale of the shares of common stock being issued and sold in the Offering. The Placement Agent will be paid a total cash fee at the closing of the Offering equal to 6.5% of the gross cash proceeds received by the Company from the sale of the shares of common stock in the offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements and Information

This Quarterly Report on Form 10-Q as well as our other public filings or public statements include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” and “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.

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

Overview

During the first quarter of 2021, the Company fully utilized their expanded network of co-packers and continues to adhere to strict set of quality protocols. In addition to our traditional sales channels, the Company is expanding in the drug, convenience and ecommerce channels including their branded web sites and Amazon to offer its line of shots, ginger candy and drinks packaged in cans.

The Company remains focused on driving sales growth and improving margin. The sales growth focus is on channel expansion, new product introduction and improved sales execution. The margin enhancement initiative is driven by co-packer upgrades, better leveraged purchasing and improved efficiency. Underpinning these initiatives is a focus on strategically reducing operating costs. However, the Company experienced elevated transportation costs over the prior year and anticipates these costs to remain elevated for the balance of the year. Plans have been developed to mitigate the impact of these costs.

COVID-19 Considerations

During the period ended March 31, 2021, the COVID-19 pandemic has impacted our operating results and the Company anticipates a continued impact for the balance of the year. In addition, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. Based on the recent increase in demand for our products, we believe that over the long term, there will continue to be strong demand for our products.

Through March 31, 2021, the Company has experienced higher transportation expenses as the capacity in the freight market has not kept up with demand. The Company believes that costs will continue to increase throughout the year. However, mitigation plans are being implemented to manage this risk.

Our ability to operate without significant incremental negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Since the inception of the COVID-19 pandemic and through March 31, 2021, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part in the infection prevention and remain flexible in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

Net sales for the period ended March 31, 2021 were up 28% from the prior year period. Through March 31, 2021, we continue to generate cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

Results of Operations – Three Months Ended March 31, 2021 as compared to March 31, 2020

The following table sets forth key statistics for the three months ended March 31, 2021 and 2020, respectively, in thousands.

	Three Months Ended March 31,		Pct.
	2021	2020	Change
Gross sales (A)	$13,281	$10,551	26%
Less: Promotional and other allowances (B)	1,135	1,028	10%
Net sales	$12,146	$9,523	28%

Cost of goods sold	8,293	6,653	25%
% of Gross sales	62%	63%
% of Net sales	68%	70%
Gross profit	$3,853	$2,870	34%
% of Net sales	32%	30%

Expenses
Delivery and handling	$3,286	$1,263	160%
% of Net sales	27%	13%
Dollar per case ($)	4.4	2.3
Selling and marketing	2,215	1,925	15%
% of Net sales	18%	20%
General and administrative	2,603	1,932	35%
% of Net sales	21%	20%
Total operating expenses	8,103	5,120	58%

Loss from operations	$(4,251)	$(2,250)	89%

Interest expense and other expense	$(256)	$(330)	-22%

Net loss	$(4,507)	$(2,580)	75%

Loss per share – basic and diluted	$(0.05)	$(0.05)	0%

Weighted average shares outstanding - basic & diluted	86,631,304	47,595,206	82%

(A) The Company considers Gross Sales to be a key performance indicator in our Management's Discussion and Analysis (MD&A). Gross Sales is a non-GAAP measure. We define Gross Sales as the total sales for the Company unadjusted for costs related to generating those sales. Gross Sales is calculated from the commonly understood GAAP amount, Net Sales, and adjusted to remove the reduction (i.e. adds back) promotional expense in the period the related revenue is recorded, with the resulting performance amount labeled Gross Sales. Management utilizes gross sales as an indicator of and to monitor operating performance of products and salespersons before the effect of any promotional or other allowances, which are determined in accordance with GAAP, and can mask certain performance issues. We believe that the presentation of gross sales provides a useful measure of our operating performance. Additionally, gross sales may not be comparable to similarly titled measures used by other companies, as gross sales have been defined by our internal reporting practices.

(B) We define promotional and other allowances as costs deducted from gross sales which are associated with generating those sales. Management utilizes promotional and other allowances as an indicator of and to monitor operating performance of products, salespersons, and customer agreements. We believe that the presentation of promotional and other allowances provides a useful measure of our operating performance. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. The expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the disclosure thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following: (i) reimbursements given to the Company’s distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (ii) the Company’s agreed share of fees given to distributors and/or directly to retailers for in-store marketing and promotional activities; (iii) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (iv) incentives given to the Company’s distributors and/or retailers for achieving or exceeding certain predetermined sales goals; and (v) discounted or free products. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year.

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity from the first quarter of 2020 through the first quarter of 2021.

		2021		2020					Q1 Per Case
		Q1	vs PY	Q1	Q2	Q3	Q4	FY	2021	2020	vs PY
Cases:
	Reed’s	395	37%	288	335	314	317	1,254
	Virgil’s	339	29%	262	308	319	315	1,204
	Total Core	734	33%	550	643	633	632	2,458
	Non Core	-	-100%	2	-	-	-	2
	Candy	8	0%	8	8	5	5	26
	Total	742	33%	560	651	638	637	2,486

Gross Sales:
	Core	$12,955	27%	$10,175	$11,940	$11,622	$11,587	$45,324	$17.6	$18.5	-5%
	Non Core	33	-68%	102	33	74	347	556	-	51.0	-100%
	Candy	293	7%	274	256	201	190	921	36.7	34.3	7%
	Total	$13,281	26%	$10,551	$12,229	$11,897	$12,124	$46,801	17.9	19.0	-6%

Discounts:	Total	$(1,135)	10%	$(1,028)	$(1,376)	$(1,335)	$(1,447)	$(5,186)	$(1.5)	$(2.3)	-33%

COGS:
	Core	$(8,122)	27%	$(6,414)	$(7,674)	$(7,032)	$(7,019)	$(28,139)	$(11.1)	$(11.1)	-%
	Non Core	(6)	-89%	(59)	(15)	(15)	(21)	(110)	-	-	-
	Candy	(165)	-8%	(180)	(176)	(129)	(115)	(600)	(20.6)	(23.0)	-10%
	Total	$(8,293)	25%	$(6,653)	$(7,865)	$(7,176)	$(7,155)	$(28,849)	$(11.2)	$(11.2)	-1%

Gross Margin:		$3,853	34%	$2,870	$2,988	$3,386	$3,522	$12,766	$5.2	$5.5	-6%
as % Net Sales		32%		30%	28%	32%	33%	31%

As part of the Company’s ongoing initiative to simplify and streamline operations by reducing the number of SKUs, the Company has identified core products on which to place its strategic focus. These core products consist of Reed’s and Virgil’s branded beverages. Beginning in 2020, our Wellness Shots are captured in Non-core products. Non-core products for 2020 consist primarily of slower selling discontinued Reed’s and Virgil’s SKUs.

As a result of our decision to focus on the core Reed’s and Virgil’s beverage brands and simplify operations by reducing the overall number of SKUs that we offer, the Company’s core beverage volume for the three months ended March 31, 2021, represents 98% of all beverage volume.

Core brand gross revenue increased by 27% to $12,955 compared to the same period last year, driven by Reed’s volume growth of 37% and Virgil’s volume growth of 29%. The result is an increase in total gross revenue of 26%, to $13,281 in the three months ended March 31, 2021, from $10,551 during the three months ended March 31, 2020. Price on our core brands decreased 5% to $17.65 per case due to a shift in mix to lower priced, higher margin products.

Discounts as a percentage of gross sales decreased to 9% from 10% in the same period last year. As a result, net sales revenue grew 28% in the three months ended March 31, 2021 to $12,146, compared to $9,523 in the same period last year.

Cost of Goods Sold

Cost of goods sold increased $1,640 during the three months ended March 31, 2021 as compared to the same period last year. As a percentage of net sales, cost of goods sold for the three months ended March 31, 2021 was 68% as compared to 70% for the same period last year.

The total cost of goods per case decreased to $11.18 per case in the three months ended March 31, 2021 from $11.23 per case for the same period last year. The cost of goods sold per case on core brands was $11.07 during the year months ended March 31, 2021, compared to $11.11 for the same period last year.

Gross Margin

Gross margin increased to 32% for the three months ended March 31, 2021, compared to 30% for the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses increased by $2,023 in the three months ended March 31, 2021 to $3,286 from $1,263 in the same period last year, driven by increased volumes, ecommerce fulfillment costs, and increasing freight rates due to Covid-19. Delivery costs in the three months ended March 31, 2021 were 27% of net sales and $4.43 per case, compared to 13% of net sales and $2.26 per case during the same period last year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support.

Total selling and marketing expenses were $2,215 during the three months ended March 31, 2021, compared to $1,925 during the same period last year. As a percentage of net sales, selling and marketing costs decreased to 18% during the three months ended March 31, 2021, as compared to 20% during the same period last year. The increase was driven by an increase in sales force headcount and consumer facing marketing costs partially offset by reduced expenditures on trade shows and sponsorships and lower stock compensation.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased in the three months ended March 31, 2021 to $2,603 from $1,932, an increase of $671 over the same period last year. The increase was driven by legal settlements, employee costs, consulting fees, public company and licensing costs, partially offset by lower stock compensation.

Loss from Operations

The loss from operations was $4,251 for the three months ended March 31, 2021, as compared to a loss of $2,250 in the same period last year driven by increased gross profit offset by increases in operating expenses discussed above.

Interest and Other Expense

Interest and other expense for the three months ended March 31, 2021, consisted of $256 of interest expense. During the same period last year, interest and other expense consisted of $336 of interest expense offset by the change in fair value of our warrant liability of $6.

Modified EBITDA

In addition to our GAAP results, we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, depreciation and amortization, stock-based compensation, changes in fair value of warrant expense, legal settlements, and one-time restructuring-related costs including employee severance and asset impairment.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended March 31, 2021 and 2020 (unaudited; in thousands):

	Three Months Ended March 31
	2021	2020
Net loss	$(4,507)	$(2,580)

Modified EBITDA adjustments:
Depreciation and amortization	56	49
Interest expense	256	336
Stock option and other noncash compensation	398	780
Change in fair value of warrant liability	-	6
Legal settlements	353	-
Total EBITDA adjustments	$1,063	$1,171

Modified EBITDA	$(3,444)	$(1,409)

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

For the three months ended March 31, 2021, the Company recorded a net loss of $4,507 and used cash in operations of $5,059. As of March 31, 2021, we had a cash balance of $155 with borrowing capacity of $2,513, a stockholder’s equity of $6,770 and a working capital of $5,698, compared to a cash balance of $595 with borrowing capacity of $5,166, stockholders’ equity of $10,404 and a working capital of $9,528 at December 31, 2020. Notwithstanding the net loss for the three months ended March 31, 2021, management projects adequate cash from operations and available line of credit to ensure continuation of the Company as a going concern for at least one year from the date of this quarterly report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings from time to time in the ordinary course of business, none of which are required to be disclosed under this Item 1.

Item 1A. Risk Factors

In addition to the following risk factors and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K (our Form 10-K) for the year ended December 31, 2020 and any subsequent filings with the Securities and Exchange Commission (SEC) made prior to the date hereof, which could materially affect our business, financial condition, results of operations or future results. The risks and uncertainties discussed below, in our Form 10-K and in any subsequent filings with the SEC made prior to the date hereof are not the only ones facing our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, cash flows, financial condition and/or results of operations. The risk factor below updates, and should be read together with, the risk factors disclosed in Part I, Item 1A of our Form 10-K. Please also read the Cautionary Notice Regarding Forward-Looking Statements and Information in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Increases in costs of freight may have an adverse impact on our gross and operating margins.

The capacity in the freight market has not kept up with demand and increased freight rates. During the quarter ended March 31, 2021, we experienced higher transportation expenses. We believe that costs will continue to increase throughout fiscal 2021. We are implementing mitigation plans to manage this risk; however, due to the price sensitivity of our products, we may not be able to pass such increases on to our customers. For a discussion of increased delivery and handling expenses, see “Operating Expenses” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None that have not been previously disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Title	Herewith	Form	Exhibit	File No.	Date Filed
10.1	Amendment dated March 11, 2021 to Financing Agreement dated October 4, 2018 by and between Reed’s Inc. and Rosenthal & Rosenthal, Inc.		10-K	10.3	001-32501	3/30/2021
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Label Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Label Linkbase Document	X

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

Reed’s, Inc. (Registrant)

Date: May 17, 2021	/s/ Norman E. Snyder, Jr.
Norman E. Snyder, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021	/s/ Thomas J. Spisak
Thomas J. Spisak
Chief Financial Officer
(Principal Financial Officer)

