Form 10-Q
period 2021-06-30
REED'S, INC.
filed 2021-08-12
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 93,667,855 shares of Common Stock outstanding as of August 10, 2021.

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

Cautionary Note Regarding Forward Looking Statements

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

These forward-looking statements involve known and unknown risks, assumptions and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements. These risks, assumptions and uncertainties include difficulty in marketing Reed’s products and services, maintaining and protecting brand recognition, the need for significant capital, dependence on third party distributors, dependence on third party brewers, increasing costs of fuel and freight, protection of intellectual property, competition and other factors, any of which could have an adverse effect on the business plans of Reed’s, its reputation in the industry or its expected financial return from operations and results of operations. These risks, assumptions and uncertainties are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.

ii

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S INC.

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$654	$595
Accounts receivable, net of allowance of $152 and $234, respectively	4,543	4,718
Receivable from related party	740	682
Inventory, net of reserve of $164 and $194, respectively	13,701	11,119
Prepaid expenses and other current assets	1,987	1,341
Total current assets	21,625	18,455

Property and equipment, net of accumulated depreciation of $435 and $361, respectively	886	920
Equipment held for sale, net of impairment reserves of $96 and $96, respectively	67	67
Intangible assets	621	615
Total assets	$23,199	$20,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,545	$6,746
Payable to related party	799	557
Accrued expenses	723	895
Revolving line of credit	2,939	-
Current portion of note payable	-	599
Current portion of leases liabilities	149	130
Total current liabilities	11,155	8,927

Leases liabilities, less current portion	478	555
Note payable, less current portion	-	171
Total liabilities	11,633	9,653

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 120,000,000 shares authorized, 93,601,380 and 86,317,096 shares issued and outstanding, respectively	9	9
Additional paid in capital	105,847	97,031
Accumulated deficit	(94,384)	(86,730)
Total stockholders’ equity	11,566	10,404
Total liabilities and stockholders’ equity	$23,199	$20,057

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Sales	$11,270	$10,853	$23,416	$20,376
Cost of goods sold	8,001	7,865	16,294	14,518
Gross profit	3,269	2,988	7,122	5,858

Operating expenses:
Delivery and handling expense	2,508	1,480	5,795	2,743
Selling and marketing expense	2,634	1,585	4,849	3,510
General and administrative expense	1,836	1,357	4,439	3,289
Total operating expenses	6,978	4,422	15,083	9,542

Loss from operations	(3,709)	(1,434)	(7,961)	(3,684)

Interest expense	(202)	(303)	(458)	(639)
Gain on extinguishment of PPP note payable	770		770
Change in fair value of warrant liability	-	(13)	-	(7)

Net loss	(3,141)	(1,750)	(7,649)	(4,330)

Dividends on Series A Convertible Preferred Stock	(5)	(5)	(5)	(5)

Net Loss Attributable to Common Stockholders	$(3,146)	$(1,755)	$(7,654)	$(4,335)

Loss per share – basic and diluted	$(0.03)	$(0.03)	$(0.09)	$(0.08)

Weighted average number of shares outstanding – basic and diluted	90,801,842	59,514,620	88,751,896	53,554,913

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2021	86,807,905	$9	9,411	$94	-	$-	$97,904	$(91,237)	$6,770
Fair value of vested options		-		-		-	528		528
Fair value of vested restricted shares granted to an officer for services	74,968						71		71
Issuance of shares for dividends on Series A Convertible Preferred Stock	-	-		-				(5)	(5)
Repurchase of shares	(13,493)						(15)		(15)
Common shares issued on exercise of stock options	52,000						26		26
Common shares issued pursuant to the rights offering, net of offering costs	6,680,000	-		-		-	7,333	-	7,333
Net Loss								(3,141)	(3,141)
Balance, June 30, 2021	93,601,380	$9	9,411	$94	-	$-	$105,847	$(94,384)	$11,566

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2020	86,317,096	$9	9,411	$94	-	$-	$97,031	$(86,730)	$10,404
Fair value of vested options		-		-			828		828
Fair value of vested restricted shares granted to officers	159,777	-		-	-	-	169		169
Issuance of shares for dividends on Series A Convertible Preferred Stock	-	-		-				(5)	(5)
Repurchase of common stock	(13,493)						(15)		(15)
Common shares issued on exercise of options	58,000	-					29		29
Common shares issued for financing costs	400,000						472		472
Common shares issued pursuant to the rights offering, net of offering costs	6,680,000	-		-		-	7,333	-	7,333
Net Loss								(7,649)	(7,649)
Balance, June 30, 2021	93,601,380	$9	9,411	$94	-	$-	$105,847	$(94,384)	$11,566

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2020	47,595,206	$5	9,411	$94	350,000	$285	$78,091	$(79,128)	$(653)
Fair value of vested options		-					(36)		(36)
Dividends on Series A Convertible Preferred Stock								(5)	(5)
Common shares issued pursuant to the rights offering, net of offering costs	15,333,334	1		-		-	5,309		5,310
Net Loss								(1,750)	(1,750)
Balance, June 30, 2020	62,928,540	$6	9,411	$94	350,000	$285	$83,364	$(80,883)	$2,866

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	47,595,206	$5	9,411	$94	-	$-	$77,596	$(76,548)	$1,147
Fair value of vested options							459		459
Fair value of vested restricted shares granted to an officer for services					350,000	285			285
Dividends on Series A Convertible Preferred Stock		-		-	-	-		(5)	(5)
Common shares issued pursuant to the rights offering, net of offering costs	15,333,334	1		-		-	5,309	-	5,310
Net Loss					-			(4,330)	(4,330)
Balance, June 30, 2020	62,928,540	$6	9,411	$94	350,000	$285	$83,364	$(80,883)	$2,866

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2021 and 2020

(Unaudited)

(Amounts in thousands)

	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net loss	$(7,649)	$(4,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	69	24
Gain on termination of leases	(2)	(6)
Gain on forgiveness of debt	(770)	-
Amortization of debt discount	162	193
Amortization of prepaid financing costs	147	-
Amortization of right of use assets	48	62
Fair value of vested options	828	459
Fair value of vested restricted shares granted to officers	169	285
Common stock issued for services	-	-
Decrease in allowance for doubtful accounts	(83)	(116)
Decrease (increase) in inventory reserve	(30)	(209)
Change in fair value of warrant liability	-	7
Accrual of interest on convertible note to a related party	-	288
Lease liability	(43)	(13)
Changes in operating assets and liabilities:
Accounts receivable	258	(3,080)
Inventory	(2,552)	2,306
Prepaid expenses and other assets	(483)	(393)
Accounts payable	(200)	(410)
Accrued expenses	(178)	(95)
Net cash used in operating activities	(10,309)	(5,028)
Cash flows from investing activities:
Trademark costs	(6)	(14)
Proceeds from sale of property and equipment	-	-
Purchase of property and equipment	(95)	(102)
Net cash used in investing activities	(101)	(116)
Cash flows from financing activities:
Borrowings on line of credit	33,798	21,780
Repayments of line of credit	(30,859)	(22,512)
Proceeds from note payable	-	770
Repayment of amounts due to/from officers	184	-
Principal repayments on capital lease obligation	(2)	(5)
Proceeds from exercise of stock options	29	-
Repurchase of common stock	(15)	-
Proceeds from sale of common stock	7,334	5,310
Net cash provided by financing activities	10,469	5,343

Net increase in cash	59	199
Cash at beginning of period	595	913
Cash at end of period	$654	$1,112

Supplemental disclosures of cash flow information:
Cash paid for interest	$149	$157
Non Cash Investing and Financing Activities
Dividends on Series A Convertible Preferred Stock	$5	$5

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)

(In thousands, except share and per share amounts)

1. Basis of Presentation and Liquidity

The accompanying interim condensed financial statements of Reed’s, Inc. (the “Company”, “we”, “us”, or “our”), are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position at June 30, 2021 and the results of operations and cash flows for the three and six months ended June 30, 2021 and 2020. The balance sheet as of December 31, 2020 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2021.

COVID-19 Considerations

During the period ended June 30, 2021, the COVID-19 pandemic has impacted our operating results and the Company anticipates a continued impact for the balance of the year. In addition, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. Based on the recent increase in demand for our products, we believe that over the long term, there will continue to be strong demand for our products.

Through June 30, 2021, the Company has experienced higher transportation expenses as the capacity in the freight market has not kept up with demand. The Company believes that costs will continue to increase throughout the year. In addition, the Company experienced increases in the pricing of several of its raw materials and delays in procuring several of these items. However, mitigation plans are being implemented to manage this risk.

Our ability to operate without significant incremental negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Since the inception of the COVID-19 pandemic and through June 30, 2021, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part in the infection prevention and remain flexible in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

Net sales for the six month period ended June 30, 2021 were up 15% from the prior year period. Through June 30, 2021, we continue to generate cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2021, the Company recorded a net loss of $7,649 and used cash in operations of $10,309. As of June 30, 2021, we had a cash balance of $654 with borrowing capacity of $4,343, a stockholder’s equity of $11,566 and a working capital of $10,470, compared to a cash balance of $595 with borrowing capacity of $5,166, stockholders’ equity of $10,404 and a working capital of $9,528 at December 31, 2020. Notwithstanding the net loss for the six months ended June 30, 2021, management projects adequate cash from operations and available line of credit to ensure continuation of the Company as a going concern for at least one year from the date these financial statements are issued.

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

2. Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts, inventory obsolescence, depreciable lives of property and equipment, analysis of impairments of recorded long-term tangible and intangible assets, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock compensation expense.

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

The Company does not have any significant contracts with customers requiring performance beyond delivery, and contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfilment activity rather than a promised service to the customer. Revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs upon shipment from our facilities. The Company’s performance obligations are satisfied at that time.

All of the Company’s products are offered for sale as finished goods only, and there are no performance obligations required post-shipment for customers to derive the expected value from them.

The Company does not allow for returns, except for damaged products when the damage occurred pre-fulfilment. Damaged product returns have historically been insignificant. Because of this, the stand-alone nature of our products, and our assessment of performance obligations and transaction pricing for our sales contracts, we do not currently maintain a contract asset or liability balance for obligations. We assess our contracts and the reasonableness of our conclusions on a quarterly basis.

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

For the periods ended June 30, 2021 and 2020, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	June 30, 2021	June 30, 2020
Convertible note to a related party	-	2,266,667
Warrants	3,088,479	6,413,782
Common stock equivalent of Series A Convertible Preferred stock	37,644	37,644
Common stock issuable	-	350,000
Unvested restricted common stock	234,114	150,000
Options	12,173,607	4,777,907
Total	15,533,844	13,996,000

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs for the three months ended June 30, 2021 and 2020, aggregated $353 and $303, respectively. Advertising costs for the six months ended June 30, 2021 and 2020, aggregated $702 and $606, respectively.

Concentrations

Sales. During the three months ended June 30, 2021, two customers accounted for 19% and 12% of gross billing, respectively, and during the six months ended June 30, 2021, two customers accounted for 20% and 12% of gross billing, respectively. During the three months ended June 30, 2020, two customers accounted for 26% and 13% of gross billing, respectively, and during the six months ended June 30, 2020, two customers accounted for 25% and 14% of gross billing, respectively. No other customers exceeded 10% of sales in either period.

Accounts receivable. As of June 30, 2021, the Company had accounts receivable from one customer which comprised 12% of its gross accounts receivable. As of December 31, 2020, the Company had accounts receivable from one customer which comprised 23% of its gross accounts receivable. No other customers exceeded 10% of gross accounts receivable in either period.

Purchases from vendors. During the three months ended June 30, 2021, two vendors accounted for 13% and 12% of all purchases, respectively. During the six months ended June 30, 2021, two vendors accounted for 13% and 12% of all purchases, respectively. During the three months ended June 30, 2020, no vendor exceeded 10% of all purchases. During the six months ended June 30, 2020, one vendor accounted for 11% of all purchases. No other vendors exceeded 10% of all purchases in either period.

Accounts payable. As of June 30, 2021, the Company’s four largest vendors accounted for 13%, 11%, 10% and 10% of the total accounts payable, respectively. As of December 31, 2020 the Company’s largest two vendors accounted for 12% and 10% of the total accounts payable, respectively. No other vendors exceeded 10% of gross accounts payable in either period.

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

3. Inventory

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, and net of reserves is comprised of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials and packaging	$9,038	$6,793
Finished products	4,663	4,326
Total	$13,701	$11,119

The Company has recorded a reserve for slow moving and potentially obsolete inventory. The reserve at June 30, 2021, and December 31, 2020, was $164 and $194, respectively.

4. Property and Equipment

Property and equipment is comprised of the following (in thousands):

	June 30, 2021	December 31, 2020
Right-of-use assets under operating leases	$724	$724
Right-of-use assets under finance leases	-	54
Computer hardware and software	400	400
Machinery and equipment	197	103
Total cost	1,321	1,281
Accumulated depreciation and amortization	(435)	(361)
Net book value	$886	$920

Depreciation expense for the six months ended June 30, 2021 and 2020 was $48 and $24, respectively, and amortization of right-of-use assets for the six months ended June 30, 2021 and 2020 was $69 and $62, respectively. During the six months ended June 30, 2021, the Company disposed of right-of-use assets under finance leases with a cost of $48 and accumulated amortization of $38 and terminated $13 of related finance leases payable (see Note 8).

Equipment held for sale consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Equipment held for sale	$163	$163
Reserve	(96)	(96)
Net book value	$67	$67

The balance as of June 30, 2021, and December 31, 2020, consists of residual manufacturing equipment, at estimated net realizable value, which management anticipates selling during 2021.

5. Intangible Assets

Intangible assets are comprised of brand names acquired, specifically Virgil’s, and costs related to trademarks. They have been assigned an indefinite life, as we currently anticipate that they will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life remains appropriate. We first assess qualitative factors to determine whether it is more likely than not that the asset is impaired. If further testing is necessary, we compare the estimated fair value of our asset with its book value. If the carrying amount of the asset exceeds its fair value, as determined by the discounted cash flows expected to be generated by the asset, an impairment loss is recognized in an amount equal to that excess. Based on management’s assessment, there were no indications of impairment at June 30, 2021.

During the six months ended June 30, 2021, the Company capitalized costs of $6 pertaining to legal and other fees incurred in applying for international trademarks for Reeds and Virgil’s brands.

Intangible assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Brand names	$576	$576
Trademarks	45	39
Total	$621	$615

6. Line of Credit

Amounts outstanding under the Company’s credit facilities are as follows (in thousands):

	June 30, 2021	December 31, 2020
Line of credit	$2,939	$-

On October 4, 2018, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The financing agreement provides a maximum borrowing capacity of $13,000. Borrowings are based on a formula of eligible accounts receivable and inventories (the “permitted borrowings”) plus advances (an “over-advance” of up to $4,000) in excess of permitted borrowings. At June 30, 2021, the unused borrowing capacity under the financing agreement was $4,343. The line of credit automatically renews each year until terminated. The line of credit matured on March 30, 2021, and was automatically renewed to mature on March 30, 2022.

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

John J. Bello, current Chairman and former Interim Chief Executive Officer of Reed’s, is a related party. He is also a greater than 5% beneficial owner of Reed’s common stock. As consideration for the collateral support, Mr. Bello received 400,000 shares of Reed’s restricted stock. The Company determined the fair value of the 400,000 restricted stock to be $472 which was recorded as a prepaid financing costs and included in prepaid expenses and other current assets on the condensed balance sheet at June 30, 2021. The prepaid financing fee is to be amortized over a twelve month period. During the six months ended June 30, 2021, the company amortized $147 of the prepaid financing costs to interest expense.

The financing agreement with Rosenthal includes customary restrictions that limit our ability to engage in certain types of transactions, including our ability to utilize tangible and intangible assets as collateral for other indebtedness. Additionally, the agreement contains a financial covenant that requires us to meet certain minimum working capital and tangible net worth thresholds as of the end of each quarter. We were in compliance with the terms of our agreement with Rosenthal as of June 30, 2021.

The Company annually incurs an additional $130 of fees from the bank, which is equal to 1% of the $13,000 borrowing limit. These costs have been capitalized and recorded as a debt discount and are amortized over the remaining life of the Rosenthal agreement. On December 31, 2020, the remaining unamortized debt discount of $162 is included in prepaid expense and other current assets on the balance sheet. Amortization of debt discount was $162 and $193 for the six months ended June 30, 2021 and 2020, respectively. On June 30, 2021, no remaining unamortized debt discount remained.

7. Note Payable

On April 20, 2020, the Company was granted a loan (the “PPP loan”) from City National Bank in the aggregate amount of $770, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. At December 31, 2020, the note payable balance was $770, of which $599 was reflected as the current portion of note payable. During the six months ended June 30, 2021, the Company was notified that its PPP loan forgiveness application was approved. The Company recorded the loan forgiveness as a gain on forgiveness of debt of $770, which is included in other income, leaving no remaining balance owed at June 30, 2021.

8. Leases Liabilities

The Company accounts for leases under ASC 842, Leases. The standard requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease, initially measured at the present value of the lease payments.

ASC 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. During the six months ended June 30, 2021, the Company reflected amortization of right of use asset of $48 related to these leases, resulting in a net asset balance of $724 as of June 30, 2021.

In accordance with ASC 842, the right-of-use assets are being amortized over the life of the underlying leases.

As of December 31, 2020, lease liabilities totalled $685, made up of finance lease liabilities of $16 and operating lease liabilities of $669. During the six months ended June 30, 2021, the Company terminated $13 of finance leases, and made payments of $2 towards its finance lease liability and $43 towards its operating lease liability. As of June 30, 2021, operating lease liabilities totalled $627.

As of June 30, 2021, the weighted average remaining lease terms for operating leases are 3.51 years. The weighted average discount rate for operating leases is 12.6%.

9. Common Stock

Common stock issuance

On May 5, 2021, the Company entered into a placement agency agreement with Roth Capital Partners, LLC (the “Placement Agent”) and a securities purchase agreement with a certain purchaser for the purchase of shares of the Company’s common stock, par value $0.0001 per share, in an offering of securities registered under an effective registration statement filed with the Securities and Exchange Commission (“SEC”). In the offering, the Company sold 6,680,000 shares of common stock, at a price of $1.18 per share. The offering closed on May 7, 2021 and total proceeds received, net of fees, were $7,333. The Placement Agent was paid a total cash fee at the closing of the Offering equal to 6.5% of the gross cash proceeds received by the Company from the sale of the shares of common stock in the offering.

Common stock repurchases

During the six months ended June 30, 2021, the Company repurchased 13,943 shares of common stock from an officer for $15 based on the market value of share on the date repurchased. The Company retired the shares.

9. Stock-Based Compensation

Restricted common stock

The following table summarizes restricted stock activity during the six months ended June 30, 2021:

	Unvested Shares	Issuable Shares	Fair Value at Date of Issuance	Weighted Average Grant Date Fair Value
Balance, December 31, 2020	150,000	-	$92	0.89
Granted	245,900	-	226	0.92
Vested	(159,777)	159,777	-	-
Forfeited	(2,009)			0.89
Issued	-	(159,777)	(171)	-
Balance, June 30, 2021	234,114	-	$147	$0.89

On January 26, 2021, the board of directors of Reed’s, pursuant to a joint recommendation from its governance and compensation committees, set the cash compensation of its non-employee directors at $50,000 for fiscal 2021, payable quarterly in accordance with the company’s policies for non-employee director compensation. In addition, the Company granted 245,900 restricted stock awards to five non-employee directors. 61,475 of these restricted stock awards vested on February 1, 2021 and May 1, 2021. The remaining 122,950 restricted stock awards will vest equally on August 1, 2021, and November 1, 2021. The aggregate fair value of the stock awards was $226 based on the market price of our common stock price which was $0.92 per share on the date of grants and is amortized as shares vest.

The total fair value of vested restricted common stock vesting during the six months ended June 30, 2021 and 2020 was $169 and $285, respectively, and is included in general and administrative expenses in the accompanying statements of operations. As of June 30, 2021, the amount of unvested compensation related to issuances of restricted common stock was $147, which will be recognized as an expense in future periods as the shares vest. When calculating basic loss per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

Stock options

The following table summarizes stock option activity during the six months ended June 30, 2021:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	9,417,898	$1.19	6.09	$78
Granted	3,288,700	$1.06
Exercised	(58,000)	$0.50
Unvested forfeited	(419,647)	$1.74
Vested forfeited	(55,344)	$2.67
Outstanding at June 30, 2021	12,173,607	$1.13	8.56	$1,012
Exercisable at June 30, 2021	3,122,079	$1.33	6.65	$510

During the six months ended June 30, 2021, the Company received proceeds of $29 and issued 58,000 shares of common shares on the exercise of stock options.

During the six months ended June 30, 2021, the Company approved options exercisable into 3,288,700 shares to be issued pursuant to Reed’s 2020 Equity Incentive Plan. 3,288,700 options were issued to employees, 1,644,350 options vesting annually over a four-year vesting period, and 1,644,350 options that will vest based on performance criteria to be established by the board of directors.

The stock options are exercisable at prices ranging from $0.98 to $1.18 per share and expire in ten years. The total fair value of these options at grant date was approximately $2,345, which was determined using a Black-Scholes-Merton option pricing model with the following average assumption: stock price of $1.06 per share, expected term of six years, volatility of 79%, dividend rate of 0%, and weighted average risk-free interest rate of 0.98%. The expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award.

During the six months ended June 30, 2021 and 2020, the Company recognized $828 and $459 of compensation expense relating to vested stock options. As of June 30, 2021, the aggregate amount of unvested compensation related to stock options was approximately $4,700 which will be recognized as an expense as the options vest in future periods through March 28, 2025.

As of June 30, 2021, the outstanding and exercisable options have an intrinsic value of $1,012 and $510, respectively. The aggregate intrinsic value was calculated as the difference between the closing market price as of June 30, 2021, which was $1.02, and the exercise price of the outstanding stock options.

10. Stock Warrants

As of June 30, 2021, the Company has issued warrants to purchase an aggregate of 3,362,241 shares of common stock. The Company’s warrant activity during the six months ended June 30, 2021 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2020	3,362,241	$1.56	2.49	$-
Exercised	-	-
Forfeited	(273,762)	$4.04
Outstanding at June 30, 2021	3,088,479	$1.35	2.17	$376
Exercisable at June 30, 2021	3,088,479	$1.35	2.17	$376

There were no warrant transactions during the six months ended June 30, 2021. As of June 30, 2021, the outstanding and exercisable warrants have an intrinsic value of $376. The intrinsic value was calculated as the difference between the closing market price as of June 30, 2021, which was $1.02, and the exercise price of the Company’s warrants to purchase common stock.

11. Related Party Activities

On December 31, 2018, the Company completed the sale of its Los Angeles manufacturing plant to California Custom Beverage, LLC (“CCB”), an entity owned by Christopher J. Reed, a related party, and CCB assumed the monthly payments on our lease obligation for the Los Angeles manufacturing plant. Our release from the obligation by the lessor, however, is dependent upon CCB’s deposit of $1,200 of security with the lessor. The deposit is secured by Mr. Reed’s pledge of common stock to the lessor and guaranteed personally by Mr. Reed and his wife. As of June 30, 2021, $800 has been deposited with the lessor and Mr. Reed has placed approximately 363,000 pledged shares valued at $370 that remain in escrow with the lessor.

Beginning in 2019, we are to receive a 5% royalty on CCB’s private label sales to existing customers for three years and a 5% referral fee on CCB’s private label sales to referred customers for three years. During the six months ended June 30, 2021 and 2020, the Company recorded royalty revenue from CCB of $3 and $5, respectively.

At December 31, 2020, the Company had an aggregate receivable balance from CCB of $682 at December 31, 2020. During the six months ended June 30, 2021, the Company recorded royalty revenue receivable of $3, and advanced expenses of $55, leaving an aggregate receivable balance of $740 at June 30, 2021.

Any over-advance on the Company’s line of credit with Rosenthal was guaranteed by an irrevocable stand-by letter of credit in the amount of $1,500, issued by Daniel J. Doherty III and the Daniel J. Doherty, III 2002 Family Trust, affiliates of Raptor/Harbor Reeds SPV LLC (“Raptor”). On March 11, 2021, the Company entered into an amendment to the financing agreement, releasing that irrevocable standby letter of credit of $1,500 by Raptor with a $2,000 pledge of securities to Rosenthal by John J. Bello and Nancy E. Bello, as Co-Trustees of The John and Nancy Bello Revocable Living Trust.

John J. Bello, current Chairman and former Interim Chief Executive Officer of Reed’s, is a related party. He is also a greater than 5% beneficial owner of Reed’s common stock. As consideration for the collateral support, Mr. Bello received 400,000 shares of Reed’s restricted stock.

At June 30, 2021 and December 31, 2020, the Company had accounts payable due to CCB of $799 and $577, respectively.

Lindsay Martin, daughter of a director of the Company, is employed as Vice President of Marketing. Ms. Martin was paid approximately $133 and $87, respectively, for her services during the six months ended June 30, 2021 and 2020, respectively.

13. Subsequent Events

Subsequent to June 30, 2021, the Company issued 5,000 shares of common stock on the exercise of stock options, and 61,475 shares of common stock to its directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report.

In addition to our GAAP results, the following discussion includes Modified EBITDA as a supplemental measure of our performance. We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, depreciation and amortization, stock-based compensation, changes in fair value of warrant expense, and one-time restructuring-related costs including employee severance and asset impairment.

The following discussion also includes the use of gross billing, a key performance indicator and metric. Gross billing represents invoiced amounts to distributors and retailers, excluding sales adjustments. Gross billing may include deductions from MSRP or “list price”, where applicable, and excludes promotional costs of generating such sales. Management utilizes gross billing to monitor operating performance of products and salespersons, which performance can be masked by the effect of promotional or other allowances. Management believes that the presentation of gross billing provides a useful measure of Reed’s operating performance.

Overview

During the second quarter of 2021, the Company fully utilized their expanded network of co-packers and continues to adhere to strict set of quality protocols. In addition to our traditional sales channels, the Company is expanding in the club, drug, convenience and ecommerce channels including their branded web sites and Amazon to offer its line of shots, ginger candy and drinks packaged in cans.

The Company remains focused on driving sales growth and improving margin. The sales growth focus is on channel expansion, new product introduction and improved sales execution. The margin enhancement initiative is driven by co-packer upgrades, better leveraged purchasing and improved efficiency. Underpinning these initiatives is a focus on strategically reducing operating costs. However, the Company experienced elevated raw material and transportation costs over the prior year and anticipates these costs to remain elevated for the balance of the year. Plans have been developed to mitigate the impact of these costs.

COVID-19 Considerations

During the period ended June 30, 2021, the COVID-19 pandemic has impacted our operating results and the Company anticipates a continued impact for the balance of the year. In addition, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. Based on the recent increase in demand for our products, we believe that over the long term, there will continue to be strong demand for our products.

Through June 30, 2021, the Company has experienced higher transportation expenses as the capacity in the freight market has not kept up with demand. The Company believes that costs will continue to increase throughout the year. In addition, the Company experienced increases in the pricing of several of its raw materials and delays in procuring several of these items. However, mitigation plans are being implemented to manage this risk.

Our ability to operate without significant incremental negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Since the inception of the COVID-19 pandemic and through June 30, 2021, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part in the infection prevention and remain flexible in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

Net sales for the six months ended June 30, 2021 were up 15% from the prior year period. Through June 30, 2021, we continue to generate cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

Results of Operations – Three months ended June 30, 2021

The following table sets forth key statistics for the three months ended June 30, 2021 and 2020, respectively, in thousands.

	Three Months Ended June 30,		Pct.
	2021	2020	Change
Gross billing (A)	$12,626	$12,229	3%
Less: Promotional and other allowances (B)	1,356	1,376	-1%
Net sales	$11,270	$10,853	4%

Cost of goods sold	8,001	7,865	2%
% of Gross billing	63%	64%
% of Net sales	71%	72%
Gross profit	$3,269	$2,988	9%
% of Net sales	29%	28%

Expenses
Delivery and handling	$2,508	$1,480	70%
% of Net sales	22%	14%
Dollar per case ($)	3.53	2.27
Selling and marketing	2,634	1,585	66%
% of Net sales	23%	15%
General and administrative	1,836	1,357	35%
% of Net sales	16%	12%
Total operating expenses	6,978	4,422	58%

Loss from operations	$(3,709)	$(1,434)	159%

Interest expense and other income (expense)	568	(316)	-279%

Net loss	$(3,141)	$(1,750)	80%

Loss per share – basic and diluted	$(0.03)	$(0.03)	18%

Weighted average shares outstanding - basic & diluted	90,801,842	59,514,620	53%

(A) We define gross billing as the total sales for the Company unadjusted for costs related to generating those sales. Management utilizes gross billing as an indicator of and to monitor operating performance of products and salespersons before the effect of any promotional or other allowances, which are determined in accordance with GAAP, and can mask certain performance issues. We believe that the presentation of gross billing provides a useful measure of our operating performance. Additionally, gross billing may not be comparable to similarly titled measures used by other companies, as gross billing has been defined by our internal reporting practices.

(B) We define promotional and other allowances as costs deducted from gross billing which are associated with generating those sales. Management utilizes promotional and other allowances as an indicator of and to monitor operating performance of products, salespersons, and customer agreements. We believe that the presentation of promotional and other allowances provides a useful measure of our operating performance. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the disclosure thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following: (i) reimbursements given to the Company’s distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (ii) the Company’s agreed share of fees given to distributors and/or directly to retailers for in-store marketing and promotional activities; (iii) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (iv) incentives given to the Company’s distributors and/or retailers for achieving or exceeding certain predetermined sales goals; and (v) discounted or free products. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year.

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity from the second quarter of 2020 through the second quarter of 2021.

	2021						2020			Q2 Per Case			H1 Per Case
		Q1	Q2	H1	Q2 vs PY	H1 vs PY	Q1	Q2	H1	2021	2020	vs PY	2021	2020	vs PY
Cases:
	Reed’s	395	353	748	5%	20%	288	335	623
	Virgil’s	339	347	686	13%	20%	262	308	570
	Total Core	734	700	1,434	9%	20%	550	643	1,193
	Non Core	-	2	2	-%	0%	2	-	2
	Candy	8	8	16	0%	0%	8	8	16
	Total	742	710	1,452	9%	20%	560	651	1,211

Gross billing:
	Core	$12,955	$12,200	$25,155	2%	14%	$10,175	$11,940	$22,115	$17.4	$18.6	-6%	$17.5	$18.5	-5%
	Non Core	33	140	173	324%	28%	102	33	135	70.0	-	-%	86.4	67.5	28%
	Candy	294	286	580	12%	9%	274	256	530	35.7	32.0	12%	36.2	33.1	9%
	Total	$13,281	$12,626	$25,907	3%	14%	$10,551	$12,229	$22,780	$17.8	18.8	-5%	17.8	18.8	-5%

Discounts:	Total	$(1,135)	$(1,356)	$(2,491)	-1%	4%	$(1,028)	$(1,376)	$(2,404)	$(1.9)	$(2.1)	-9%	$(1.7)	$(2.0)	-13 4%

COGS:
	Core	$(8,122)	$(7,849)	$(15,971)	2%	13%	$(6,414)	$(7,674)	$(14,088)	$(11.2)	$(11.9)	-6%	$(11.1)	$(11.8)	-6%
	Non Core	(6)	(6)	(13)	-57%	-83%	(59)	(15)	(74)	(3.2)	-	-%	(6.4)	(37.0)	-83%
	Candy	(165)	(143)	(308)	-19%	-14%	(180)	(176)	(356)	(17.8)	(22.0)	-19%	(19.2)	(22.3)	-14%
	Total	$(8,293)	$(7,998)	$(16,291)	2%	12%	$(6,653)	$(7,865)	$(14,518)	$(11.3)	$(12.1)	-8%	$(11.2)	$(12.0)	-7%

Gross Profit:		$3,853	$3,260	$7,113	9%	21%	$2,870	$2,988	$5,858	$4.6	$4.6	0%	$4.9	$4.8	1%
as % Net Sales		32%	29%	30%			30%	28%	29%

Sales, Cost of Sales, and Gross Margins

As part of the Company’s ongoing initiative to simplify and streamline operations, the Company has identified core products on which to place its strategic focus. These core products consist of Reed’s and Virgil’s branded beverages. Non-core products consist primarily of Wellness Shots, candy and slower selling discontinued Reed’s and Virgil’s SKUs.

Core beverage volume for the three months ended June 30, 2021, represents 99% of all beverage volume.

Core brand gross billing increased by 2% to $12,200 compared to the same period last year, driven by Reed’s volume growth of 5% and Virgil’s volume growth of 13%. The result is an increase in total gross billing of 3%, to $12,626 in the three months ended June 30, 2021, from $12,229 during the three months ended June 30, 2020. Price on our core brands decreased 6% to $17.43 per case due to a shift in mix to lower priced, higher margin products.

Discounts as a percentage of gross billing were 11% for the three months ended June 30, 2021 and 2020. Net sales revenue grew 4% in the three months ended June 30, 2021 to $11,270, compared to $10,853 in the same period last year.

Cost of Goods Sold

Cost of goods sold increased $136 during the three months ended June 30, 2021 as compared to the same period last year. As a percentage of net sales, cost of goods sold for the three months ended June 30, 2021 was 71% as compared to 72% for the same period last year.

The total cost of goods per case decreased to $11.27 per case in the three months ended June 30, 2021 from $12.08 per case for the same period last year. The cost of goods sold per case on core brands was $11.22 during the three months ended June, 2021, compared to $11.93 for the same period last year.

Gross Margin

Gross margin increased to 29% for the three months ended June 30, 2021, compared to 28% for the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses increased by $1,028 in the three months ended June 30, 2021 to $2,508 from $1,480 in the same period last year, driven by increased volumes, ecommerce fulfilment costs, and increasing freight rates due to Covid-19. Delivery costs in the three months ended June 30, 2021 were 22% of net sales and $3.53 per case, compared to 14% of net sales and $2.27 per case during the same period last year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses were $2,634 during the three months ended June 30, 2021, compared to $1,585 during the same period last year. As a percentage of net sales, selling and marketing costs increased to 23% during the three months ended June 30, 2021, as compared to 15% during the same period last year. The increase was driven by an increase in sales force headcount and stock compensation.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased in the three months ended June 30, 2021 to $1,836 from $1,357, an increase of $479 over the same period last year. The increase was primarily driven by higher employee costs and stock compensation.

Loss from Operations

The loss from operations was $3,709 for the three months ended June 30, 2021, as compared to a loss of $1,434 in the same period last year driven by increased gross profit offset by increases in operating expenses discussed above.

Interest and Other Income (Expense)

Interest and other income for the three months ended June 30, 2021, consisted of $202 of interest expense offset by $770 gain on forgiveness of debt. During the same period last year, interest and other expense consisted of $303 of interest expense and by the change in fair value of our warrant liability of $13.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended June 30, 2021 and 2020 (unaudited; in thousands):

	Three Months Ended June 30,
	2021	2020
Net loss	$(3,141)	$(1,750)

Modified EBITDA adjustments:
Depreciation and amortization	61	37
Interest expense	202	303
Stock option and other noncash compensation	599	(36)
Change in fair value of warrant liability	-	13
Gain on forgiveness of PPP note payable	(770)	-
Legal settlements	(8)	-
Total EBITDA adjustments	$84	$317

Modified EBITDA	$(3,057)	$(1,433)

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Modified EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Modified EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Modified EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Modified EBITDA does not reflect any cash requirements for such replacements.

Results of Operations – Six months ended June 30, 2020

The following table sets forth key statistics for the six months ended June 30, 2021 and 2020, respectively, in thousands.

	Six Months Ended June 30,		Pct.
	2021	2020	Change
Gross billing (A)	$25,907	$22,781	14%
Less: Promotional and other allowances (B)	2,491	2,405	4%
Net sales	$23,416	$20,376	15%

Cost of goods sold	16,294	14,518	12%
% of Gross billing	63%	64%
% of Net sales	70%	71%
Gross profit	$7,122	$5,858	22%
% of Net sales	30%	29%

Expenses
Delivery and handling	$5,795	$2,743	111%
% of Net sales	25%	13%
Dollar per case ($)	3.99	2.47
Selling and marketing	4,849	3,510	38%
% of Net sales	21%	17%
General and administrative	4,439	3,289	35%
% of Net sales	19%	16%
Total operating expenses	15,083	9,542	58%

Loss from operations	$(7,961)	$(3,684)	116%

Interest expense and other income (expense)	312	(646)	-148%

Net loss	$(7,649)	$(4,330)	77%

Loss per share – basic and diluted	$(0.09)	$(0.08)	13%

Weighted average shares outstanding - basic & diluted	88,751,896	53,554,913	66%

(A) We define gross billing as the total sales for the Company unadjusted for costs related to generating those sales. Management utilizes gross billing as an indicator of and to monitor operating performance of products and salespersons before the effect of any promotional or other allowances, which are determined in accordance with GAAP, and can mask certain performance issues. We believe that the presentation of gross billing provides a useful measure of our operating performance. Additionally, gross billing may not be comparable to similarly titled measures used by other companies, as gross billing have been defined by our internal reporting practices.

(B) We define promotional and other allowances as costs deducted from gross billing which are associated with generating those sales. Management utilizes promotional and other allowances as an indicator of and to monitor operating performance of products, salespersons, and customer agreements. We believe that the presentation of promotional and other allowances provides a useful measure of our operating performance. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. The expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the disclosure thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following: (i) reimbursements given to the Company’s distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (ii) the Company’s agreed share of fees given to distributors and/or directly to retailers for in-store marketing and promotional activities; (iii) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (iv) incentives given to the Company’s distributors and/or retailers for achieving or exceeding certain predetermined sales goals; and (v) discounted or free products. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year.

Sales, Cost of Sales, and Gross Margins

As part of the Company’s ongoing initiative to simplify and streamline operations the Company has identified core products on which to place its strategic focus. These core products consist of Reed’s and Virgil’s branded beverages. Non-core products consist primarily of Wellness Shots, candy and slower selling discontinued Reed’s and Virgil’s SKUs.

Core beverage volume for the six months ended June 30, 2021, represents 99% of all beverage volume.

Core brand gross billing increased by 14% to $25,155 compared to the same period last year, driven by Reed’s volume growth of 20% and Virgil’s volume growth of 20%. The result is an increase in total gross billing of 14%, to $25,907 in the six months ended June 30, 2021, from $22,781 during the six months ended June 30, 2020. Price on our core brands decreased 5% to $17.54 per case due to a shift in mix to lower priced, higher margin products.

Discounts as a percentage of gross billing decreased to 10% from 11% in the same period last year. As a result, net sales revenue grew 15% in the six months ended June 30, 2021 to $23,416, compared to $20,376 in the same period last year.

Cost of Goods Sold

Cost of goods sold increased $1,776 during the six months ended June 30, 2021 as compared to the same period last year. As a percentage of net sales, cost of goods sold for the six months ended June 30, 2021 was 70% as compared to 71% for the same period last year.

The total cost of goods per case decreased to $11.22 per case in the six months ended June 30, 2021 from $11.99 per case for the same period last year. The cost of goods sold per case on core brands was $11.14 during the six months ended June 30, 2021, compared to $11.81 for the same period last year.

Gross Margin

Gross margin was 30% for the six months ended June 30, 2021, compared to 29% for the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses increased by $3,052 in the six months ended June 30, 2021 to $5,795 from $2,743 in the same period last year, driven by increased volumes, ecommerce fulfilment costs, and increasing freight rates due to Covid-19. Delivery costs in the six months ended June 30, 2021 were 25% of net sales and $3.99 per case, compared to 13% of net sales and $2.27 per case during the same period last year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses increased $1,339 to $4,849 during the six months ended June 30, 2021, compared to $3,510 during the same period last year. As a percentage of net sales, selling and marketing costs increased to 21% during the six months ended June 30, 2021, as compared to 17% during the same period last year. The increase was driven by an increase in sales force headcount and stock compensation.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased in the six months ended June 30, 2021 to $4,439 from $3,289 an increase of $1,150 over the same period last year. The increase was driven by legal settlements, employee costs, stock compensation, consulting fees, and public company costs.

Loss from Operations

The loss from operations was $7,961 for the six months ended June 30, 2021, as compared to a loss of $3,684 in the same period last year driven by increased gross profit offset by increases in operating expenses discussed above.

Interest and Other Income (Expense)

Interest and other income for the six months ended June 30, 2021, consisted of $458 of interest expense offset by $770 gain on forgiveness of debt. During the same period last year, interest and other expense consisted of $639 of interest expense and the change in fair value of our warrant liability of $7.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the six months ended June 30, 2021 and 2020 (unaudited; in thousands):

	Six Months Ended June 30,
	2021	2020
Net loss	$(7,649)	$(4,330)

Modified EBITDA adjustments:
Depreciation and amortization	118	86
Interest expense	458	639
Stock option and other noncash compensation	997	744
Change in fair value of warrant liability	-	7
Gain on forgiveness of PPP note payable	(770)	-
Legal settlements	345	-
Total EBITDA adjustments	$1,148	$1,476

Modified EBITDA	$(6,501)	$(2,854)

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

For the six months ended June 30, 2021, the Company recorded a net loss of $7,649 and used cash in operations of $10,309. As of June 30, 2021, we had a cash balance of $654 with borrowing capacity of $4,343, a stockholder’s equity of $11,566 and a working capital of $10,470, compared to a cash balance of $595 with borrowing capacity of $5,166, stockholders’ equity of $10,404 and a working capital of $9,528 at December 31, 2020. Notwithstanding the net loss for the six months ended June 30, 2021, management projects adequate cash from operations and available line of credit to ensure continuation of the Company as a going concern for at least one year from the date of this quarterly report.

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

Revenue Recognition. Revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs upon shipment from our facilities. The Company’s performance obligations are satisfied at that time. The Company does not have any significant contracts with customers requiring performance beyond delivery, and contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfilment activity rather than a promised service to the customer.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The capacity in the freight market has not kept up with demand and increased freight rates. During the six months ended June 30, 2021, we experienced higher transportation expenses. We believe that costs will continue to increase throughout fiscal 2021. We are implementing mitigation plans to manage this risk; however, due to the price sensitivity of our products, we may not be able to pass such increases on to our customers. For a discussion of increased delivery and handling expenses, see “Operating Expenses” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q.

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

Reed’s, Inc. (Registrant)

Date: August 12, 2021	/s/ Norman E. Snyder, Jr.
Norman E. Snyder, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	/s/ Thomas J. Spisak
Thomas J. Spisak
Chief Financial Officer
(Principal Financial Officer)

