Form 10-Q
period 2021-09-30
REED'S, INC.
filed 2021-11-09
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 93,729,330 shares of Common Stock outstanding as of November 5, 2021.

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

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q as well as our other public filings or public statements include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” and “will” and similar expressions and include references to assumptions and relate to our future prospects, developments, and business strategies.

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

ii

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S INC.

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$941	$595
Accounts receivable, net of allowance of $140 and $234, respectively	6,945	4,718
Receivable from related party	826	682
Inventory, net of reserve of $130 and $194, respectively	15,514	11,119
Prepaid expenses and other current assets	1,995	1,341
Total current assets	26,221	18,455

Property and equipment, net of accumulated depreciation of $498 and $361, respectively	824	920
Equipment held for sale, net of impairment reserves of $96 and $96, respectively	67	67
Intangible assets	621	615
Total assets	$27,733	$20,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,870	$6,746
Payable to related party	856	557
Accrued expenses	983	895
Revolving line of credit	8,255	-
Current portion of note payable	-	599
Current portion of lease liabilities	155	130
Total current liabilities	19,119	8,927

Lease liabilities, less current portion	437	555
Note payable, less current portion	-	171
Total liabilities	19,556	9,653

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 120,000,000 shares authorized, 93,667,855 and 86,317,096 shares issued and outstanding, respectively	9	9
Additional paid in capital	106,345	97,031
Accumulated deficit	(98,271)	(86,730)
Total stockholders’ equity	8,177	10,404
Total liabilities and stockholders’ equity	$27,733	$20,057

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Sales	$13,402	$10,562	$36,818	$30,938
Cost of goods sold	9,530	7,176	25,824	21,694
Gross profit	3,872	3,386	10,994	9,244

Operating expenses:
Delivery and handling expense	3,093	2,207	8,888	4,950
Selling and marketing expense	2,644	1,872	7,493	5,382
General and administrative expense	1,788	1,583	6,227	4,872
Total operating expenses	7,525	5,662	22,608	15,204

Loss from operations	(3,653)	(2,276)	(11,614)	(5,960)

Interest expense	(234)	(322)	(692)	(961)
Gain on extinguishment of PPP note payable	-	-	770	-
Change in fair value of warrant liability	-	8	-	1

Net loss	(3,887)	(2,590)	(11,536)	(6,920)

Dividends on Series A Convertible Preferred Stock	-	-	(5)	(5)

Net Loss Attributable to Common Stockholders	$(3,887)	$(2,590)	$(11,541)	$(6,925)

Loss per share – basic and diluted	$(0.04)	$(0.04)	$(0.13)	$(0.12)

Weighted average number of shares outstanding – basic and diluted	93,644,935	62,940,091	90,400,832	56,706,141

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30 and 2020

(Unaudited)

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2021	93,601,380	$9	9,411	$94	$105,847	$(94,384)	$11,566
Fair value of vested options		-		-	436		436
Fair value of vested restricted shares granted to an officer for services	61,475				65		65
Common shares issued on exercise of stock options	5,000				3		3
Common shares issued pursuant to the rights offering, net of offering costs	-	-	-	-	(6)	-	(6)
Net Loss						(3,887)	(3,887)
Balance, September 30, 2021	93,667,855	$9	9,411	$94	$106,345	$(98,271)	$8,177

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	86,317,096	$9	9,411	$94	$97,031	$(86,730)	$10,404
Fair value of vested options		-		-	1,264		1,264
Fair value of vested restricted shares granted to officers	221,252	-		-	234		234
Issuance of shares for dividends on Series A Convertible Preferred Stock	-	-		-		(5)	(5)
Repurchase of common stock	(13,493)				(15)		(15)
Common shares issued on exercise of options	63,000	-			32		32
Common shares issued for financing costs	400,000				472		472
Common shares issued pursuant to the rights offering, net of offering costs	6,680,000	-	-	-	7,327	-	7,327
Net Loss						(11,536)	(11,536)
Balance, September 30, 2021	93,667,855	$9	9,411	$94	$106,345	$(98,271)	$8,177

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Equity	Capital	Deficit	Equity
Balance, June 30, 2020	62,928,540	$6	9,411	$94	350,000	$285	$83,364	$(80,883)	$2,866
Fair value of vested options		-		-		-	263		263
Common shares issued on exercise of options	27,500	-					14		14
Issuance of shares for dividends on Series A Convertible Preferred Stock	4,530	-		-	-	-	5	-	5
Net Loss								(2,590)	(2,590)
Balance, September 30, 2020	62,960,570	$6	9,411	$94	350,000	$285	$83,646	$(83,473)	$558

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Equity	Capital	Deficit	Equity
Balance, December 31, 2019	47,595,206	$5	9,411	$94	-	$-	$77,596	$(76,548)	$1,147
Fair value of vested options		-		-			722		722
Fair value of vested restricted shares granted to officers		-		-	350,000	285			285
Dividends on Series A Convertible Preferred Stock	4,530	-		-			5	(5)	-
Common shares issued on exercise of options	27,500	-					14		14
Common shares issued pursuant to the rights offering, net of offering costs	15,333,334	1		-		-	5,309	-	5,310
Net Loss								(6,920)	(6,920)
Balance, September 30, 2020	62,960,570	$6	9,411	$94	350,000	$285	$83,646	$(83,473)	$558

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

(Amounts in thousands)

	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net loss	$(11,536)	$(6,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	106	56
Gain on termination of leases	(2)	(6)
Gain on extinguishment of PPP note payable	(770)	-
Amortization of debt discount	162	290
Amortization of prepaid financing costs	147	-
Amortization of right of use assets	74	89
Fair value of vested options	1,264	722
Fair value of vested restricted shares granted to officers	234	285
Decrease in allowance for doubtful accounts	(95)	(181)
Decrease (increase) in inventory reserve	(64)	(422)
Change in fair value of warrant liability	-	(1)
Accrual of interest on convertible note to a related party	-	439
Lease liability	(78)	(18)
Changes in operating assets and liabilities:
Accounts receivable	(2,132)	(2,367)
Inventory	(4,332)	1,495
Prepaid expenses and other assets	(491)	(318)
Accounts payable	2,126	(100)
Accrued expenses	82	189
Net cash used in operating activities	(15,305)	(6,768)
Cash flows from investing activities:
Trademark costs	(6)	(37)
Purchase of property and equipment	(95)	(121)
Net cash used in investing activities	(101)	(158)
Cash flows from financing activities:
Borrowings on line of credit	49,940	34,645
Repayments of line of credit	(41,685)	(33,710)
Capitalization of financing costs	-	(130)
Proceeds from note payable	-	770
Repayment of amounts due to/from officers	155	-
Principal repayments on capital lease obligation	(2)	(11)
Exercise of options	32	14
Repurchase of common stock	(15)	-
Proceeds from sale of common stock	7,327	5,310
Net cash provided by financing activities	15,752	6,888

Net increase in cash	346	(38)
Cash at beginning of period	595	913
Cash at end of period	$941	$875

Supplemental disclosures of cash flow information:
Cash paid for interest	$258	$231

Non-Cash Investing and Financing Activities
Dividends on Series A Convertible Preferred Stock	$5	$5

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)

(In thousands, except share and per share amounts)

1. Basis of Presentation and Liquidity

The accompanying interim condensed financial statements of Reed’s, Inc. (the “Company”, “we”, “us”, or “our”), are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position at September 30, 2021, and the results of operations and cash flows for the three and nine months ended September 30, 2021, and 2020. The balance sheet as of December 31, 2020, is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2021, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2021.

COVID-19 Considerations

During the period ended September 30, 2021, the COVID-19 pandemic has impacted our operating results and the Company anticipates a continued impact for the balance of the year. In addition, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. Based on the recent increase in demand for our products, we believe that over the long term, there will continue to be strong demand for our products.

Through September 30, 2021, the Company has experienced higher transportation expenses as the capacity in the freight market has not kept up with demand. The Company believes that costs will continue to increase throughout the year. In addition, the Company experienced increases in the pricing of several of its raw materials and delays in procuring several of these items. However, mitigation plans are being implemented to manage this risk. Additionally, the Company was negatively impacted by supply chain challenges impacting our ability to benefit from strong demand for and increased sales of our product. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins and net income. The Company anticipates a continued impact through mid-2022.

Our ability to operate without significant incremental negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Since the inception of the COVID-19 pandemic and through September 30, 2021, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part in the infection prevention and remain flexible in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

Net sales for the nine-month period ended September 30, 2021, were up 19% from the prior year period. Through September 30, 2021, we continue to generate cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

For the nine months ended September 30, 2021, the Company recorded a net loss of $11,536 and used cash in operations of $15,305. As of September 30, 2021, we had a cash balance of $941 with borrowing capacity of $1,293, a stockholder’s equity of $8,177 and a working capital of $7,102, compared to a cash balance of $595 with borrowing capacity of $5,166, stockholders’ equity of $10,404 and a working capital of $9,528 at December 31, 2020. Notwithstanding the net loss for the nine months ended September 30, 2021, management projects adequate cash from operations and available line of credit to ensure continuation of the Company as a going concern for at least one year from the date these financial statements are issued.

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

For the periods ended September 30, 2021, and 2020, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	September 30, 2021	September 30, 2020
Unvested restricted common stock	172,639	244,740
Options	11,260,876	4,716,357
Warrants	3,098,479	6,413,782
Common stock equivalent of Series A Convertible Preferred stock	37,644	37,644
Convertible note to a related party	-	2,266,667
Common stock issuable	-	350,000
Total	14,569,638	14,029,190

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs for the three months ended September 30, 2021, and 2020, aggregated $347 and $536, respectively. Advertising costs for the nine months ended September 30, 2021, and 2020, aggregated $1,050 and $1,141, respectively.

Concentrations

Sales. During the three months ended September 30, 2021, one customer accounted for 24% of gross billing, and during the nine months ended September 30, 2021, two customers accounted for 21% and 11% of gross billing, respectively. During the three months ended September 30, 2020, two customers accounted for 24% and 12% of gross sales, respectively, and during the nine months ended September 30, 2020, two customers accounted for 25% and 13% of gross sales, respectively. No other customers exceeded 10% of sales in either period.

Accounts receivable. As of September 30, 2021, the Company had accounts receivable from one customer which comprised 27% of its gross accounts receivable. As of December 31, 2020, the Company had accounts receivable from one customer which comprised 23% of its gross accounts receivable. No other customers exceeded 10% of gross accounts receivable in either period.

Purchases from vendors. During the three months ended September 30, 2021, two vendors accounted for 13% and 12% of all purchases, respectively. During the nine months ended September 30, 2021, two vendors accounted for 12% and 12% of all purchases, respectively. During the three months ended September 30, 2020, two vendors accounted for 13% and 11% of all purchases. During the nine months ended September 30, 2020, two vendors accounted for 11% and 11% of all purchases. No other vendors exceeded 10% of all purchases in either period.

Accounts payable. As of September 30, 2021, the Company’s three largest vendors accounted for 13%, 10% and 10% of the total accounts payable, respectively. As of December 31, 2020, the Company’s largest two vendors accounted for 12% and 10% of the total accounts payable, respectively. No other vendors exceeded 10% of gross accounts payable in either period.

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

3. Inventory

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, and net of reserves is comprised of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials and packaging	$10,068	$6,793
Finished products	5,446	4,326
Total	$15,514	$11,119

The Company has recorded a reserve for slow moving and potentially obsolete inventory. The reserve at September 30, 2021, and December 31, 2020, was $130 and $194, respectively.

4. Property and Equipment

Property and equipment is comprised of the following (in thousands):

	September 30, 2021	December 31, 2020
Right-of-use assets under operating leases	$724	$724
Right-of-use assets under finance leases	-	54
Computer hardware and software	400	400
Machinery and equipment	198	103
Total cost	1,322	1,281
Accumulated depreciation and amortization	(498)	(361)
Net book value	$824	$920

Depreciation expense for the nine months ended September 30, 2021, and 2020 was $106 and $56, respectively, and amortization of right-of-use assets for the nine months ended September 30, 2021, and 2020 was $74 and $89, respectively. During the nine months ended September 30, 2021, the Company disposed of right-of-use assets under finance leases with a cost of $48 and accumulated amortization of $38 and terminated $13 of related finance leases payable (see Note 8).

Equipment held for sale consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Equipment held for sale	$163	$163
Reserve	(96)	(96)
Net book value	$67	$67

The balance as of September 30, 2021, and December 31, 2020, consists of residual manufacturing equipment, at estimated net realizable value, which management anticipates selling during 2021.

5. Intangible Assets

Intangible assets are comprised of brand names acquired, specifically Virgil’s, and costs related to trademarks. They have been assigned an indefinite life, as we currently anticipate that they will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life remains appropriate. We first assess qualitative factors to determine whether it is more likely than not that the asset is impaired. If further testing is necessary, we compare the estimated fair value of our asset with its book value. If the carrying amount of the asset exceeds its fair value, as determined by the discounted cash flows expected to be generated by the asset, an impairment loss is recognized in an amount equal to that excess. Based on management’s assessment, there were no indications of impairment at September 30, 2021.

During the nine months ended September 30, 2021, the Company capitalized costs of $6 pertaining to legal and other fees incurred in applying for international trademarks for Reeds and Virgil’s brands.

Intangible assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Brand names	$576	$576
Trademarks	45	39
Total	$621	$615

6. Line of Credit

Amounts outstanding under the Company’s credit facilities are as follows (in thousands):

	September 30, 2021	December 31, 2020
Line of credit	$8,255	$-

On October 4, 2018, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The financing agreement provides a maximum borrowing capacity of $13,000. Borrowings are based on a formula of eligible accounts receivable and inventories (the “permitted borrowings”) plus advances (an “over-advance” of up to $4,000) in excess of permitted borrowings. At September 30, 2021, the unused borrowing capacity under the financing agreement was $1,293. The line of credit automatically renews each year until terminated. The line of credit matured on March 30, 2021, and was automatically renewed to mature on March 30, 2022.

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

John J. Bello, current Chairman and former Interim Chief Executive Officer of Reed’s, is a related party. He is also a greater than 5% beneficial owner of Reed’s common stock. As consideration for the collateral support, Mr. Bello received 400,000 shares of Reed’s restricted stock. The Company determined the fair value of the 400,000 restricted stock to be $472 which was recorded as a prepaid financing costs and included in prepaid expenses and other current assets on the condensed balance sheet at September 30, 2021. The prepaid financing fee is to be amortized over a twelve-month period. During the nine months ended September 30, 2021, the company amortized $272 of the prepaid financing costs to interest expense.

The financing agreement with Rosenthal includes customary restrictions that limit our ability to engage in certain types of transactions, including our ability to utilize tangible and intangible assets as collateral for other indebtedness. Additionally, the agreement contains a financial covenant that requires us to meet certain minimum working capital and tangible net worth thresholds as of the end of each quarter. We were in compliance with the terms of our agreement with Rosenthal as of September 30, 2021.

The Company annually incurs an additional $130 of fees from the bank, which is equal to 1% of the $13,000 borrowing limit. These costs have been capitalized and recorded as a debt discount and are amortized over the remaining life of the Rosenthal agreement. On December 31, 2020, the remaining unamortized debt discount of $162 is included in prepaid expense and other current assets on the balance sheet. Amortization of debt discount was $162 and $290 for the nine months ended September 30, 2021, and 2020, respectively. On September 30, 2021, no remaining unamortized debt discount remained.

7. Note Payable

On April 20, 2020, the Company was granted a loan (the “PPP loan”) from City National Bank in the aggregate amount of $770, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. At December 31, 2020, the note payable balance was $770, of which $599 was reflected as the current portion of note payable. During the nine months ended September 30, 2021, the Company was notified that its PPP loan forgiveness application was approved. The Company recorded the loan forgiveness as a gain on forgiveness of debt of $770, which is included in other income, leaving no remaining balance owed at September 30, 2021.

8. Leases Liabilities

The Company accounts for leases under ASC 842, Leases. The standard requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease, initially measured at the present value of the lease payments.

ASC 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. During the nine months ended September 30, 2021, the Company reflected amortization of right of use asset of $74 related to these leases, resulting in a net asset balance of $448 as of September 30, 2021.

In accordance with ASC 842, the right-of-use assets are being amortized over the life of the underlying leases.

As of December 31, 2020, lease liabilities totaled $685, made up of finance lease liabilities of $16 and operating lease liabilities of $669. During the nine months ended September 30, 2021, the Company terminated $13 of finance leases, and made payments of $2 towards its finance lease liability and $78 towards its operating lease liability. As of September 30, 2021, operating lease liabilities totaled $592.

As of September 30, 2021, the weighted average remaining lease terms for operating leases are 3.25 years. The weighted average discount rate for operating leases is 12.6%.

9. Common Stock

Common stock issuance

On May 5, 2021, the Company entered into a placement agency agreement with Roth Capital Partners, LLC (the “Placement Agent”) and a securities purchase agreement with a certain purchaser for the purchase of shares of the Company’s common stock, par value $0.0001 per share, in an offering of securities registered under an effective registration statement filed with the Securities and Exchange Commission (“SEC”). In the offering, the Company sold 6,680,000 shares of common stock, at a price of $1.18 per share. The offering closed on May 7, 2021, and total proceeds received, net of fees, were $7,327. The Placement Agent was paid a total cash fee at the closing of the Offering equal to 6.5% of the gross cash proceeds received by the Company from the sale of the shares of common stock in the offering.

Common stock repurchases

During the nine months ended September 30, 2021, the Company repurchased 13,493 shares of common stock from an officer for $15 based on the market value of share on the date repurchased. The Company retired the shares.

10. Stock-Based Compensation

Restricted common stock

The following table summarizes restricted stock activity during the nine months ended September 30, 2021:

	Unvested Shares	Issuable Shares	Fair Value at Date of Issuance	Weighted Average Grant Date Fair Value
Balance, December 31, 2020	150,000	-	$92	0.89
Granted	245,900	-	226	0.92
Vested	(221,252)	221,252	-	-
Forfeited	(2,009)			0.89
Issued	-	(221,252)	(236)	-
Balance, September 30, 2021	172,639	-	$82	$0.89

On January 26, 2021, the board of directors of Reed’s, pursuant to a joint recommendation from its governance and compensation committees, set the cash compensation of its non-employee directors at $50,000 for fiscal 2021, payable quarterly in accordance with the company’s policies for non-employee director compensation. In addition, the Company granted 245,900 restricted stock awards to five non-employee directors. 61,475 of these restricted stock awards vested on February 1, 2021, May 1, 2021, August 1, 2021. The remaining 61,475 restricted stock awards will vest equally on November 1, 2021. The aggregate fair value of the stock awards was $226 based on the market price of our common stock price which was $0.92 per share on the date of grants and is amortized as shares vest.

The total fair value of vested restricted common stock vesting during the nine months ended September 30, 2021, and 2020 was $226 and $285, respectively, and is included in general and administrative expenses in the accompanying statements of operations. As of September 30, 2021, the amount of unvested compensation related to issuances of restricted common stock was $82, which will be recognized as an expense in future periods as the shares vest. When calculating basic loss per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

Stock options

The following table summarizes stock option activity during the nine months ended September 30, 2021:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	9,417,898	$1.19	6.09	$78
Granted	3,386,882	$1.05
Exercised	(63,000)	$0.50
Unvested forfeited	(1,330,397)	$1.28
Vested forfeited	(150,507)	$3.01
Outstanding at September 30, 2021	11,260,876	$1.12	8.30	$80
Exercisable at September 30, 2021	3,637,523	$1.24	6.95	$80

During the nine months ended September 30, 2021, the Company received proceeds of $32 and issued 63,000 shares of common shares on the exercise of stock options.

During the nine months ended September 30, 2021, the Company approved options exercisable into 3,386,882 shares to be issued pursuant to Reed’s 2020 Equity Incentive Plan. 3,386,882 options were issued to employees, 1,693,441 options vesting annually over a four-year vesting period, and 1,693,441 options that will vest based on performance criteria to be established by the board of directors

The stock options are exercisable at prices ranging from $0.98 to $1.18 per share and expire in ten years. The total fair value of these options at grant date was approximately $2,345, which was determined using a Black-Scholes-Merton option pricing model with the following average assumption: stock price of $1.06 per share, expected term of six years, volatility of 79%, dividend rate of 0%, and weighted average risk-free interest rate of 0.98%. The expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award.

During the nine months ended September 30, 2021, and 2020, the Company recognized $1,264 and $722 of compensation expense relating to vested stock options. As of September 30, 2021, the aggregate amount of unvested compensation related to stock options was approximately $3,683 which will be recognized as an expense as the options vest in future periods through March 28, 2025.

As of September 30, 2021, the outstanding and exercisable options have an intrinsic value of $80 and $80, respectively. The aggregate intrinsic value was calculated as the difference between the closing market price as of September 30, 2021, which was $0.60, and the exercise price of the outstanding stock options.

11. Stock Warrants

The following table summarizes stock warrant activity during the nine months ended September 30, 2021:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2020	3,362,241	$1.56	2.49	$-
Exercised	-	-
Forfeited	(263,762)	$4.04
Outstanding at September 30, 2021	3,098,479	$1.35	1.92	$-
Exercisable at September 30, 2021	3,098,479	$1.35	1.92	$-

There were no warrant transactions during the nine months ended September 30, 2021. As of September 30, 2021, the outstanding and exercisable warrants have no intrinsic value. The intrinsic value was calculated as the difference between the closing market price as of September 30, 2021, which was $0.60, and the exercise price of the Company’s warrants to purchase common stock.

12. Related Party Activities

On December 31, 2018, the Company completed the sale of its Los Angeles manufacturing plant to California Custom Beverage, LLC (“CCB”), an entity owned by Christopher J. Reed, a related party, and CCB assumed the monthly payments on our lease obligation for the Los Angeles manufacturing plant. Our release from the obligation by the lessor, however, is dependent upon CCB’s deposit of $1,200 of security with the lessor. The deposit is secured by Mr. Reed’s pledge of common stock to the lessor and guaranteed personally by Mr. Reed and his wife. As of September 30, 2021, $800 has been deposited with the lessor and Mr. Reed has placed approximately 363,000 pledged shares valued at $218 that remain in escrow with the lessor.

Beginning in 2019, we receive a 5% royalty on CCB’s private label sales to existing customers for three years and a 5% referral fee on CCB’s private label sales to referred customers for three years. During the nine months ended September 30, 2021, and 2020, the Company recorded royalty revenue from CCB of $4 and $26, respectively.

At December 31, 2020, the Company had an aggregate receivable balance from CCB of $682 at December 31, 2020. During the nine months ended September 30, 2021, the Company recorded royalty revenue receivable of $4, and advanced expenses of $140, leaving an aggregate receivable balance of $826 at September 30, 2021.

At September 30, 2021, and December 31, 2020, the Company had accounts payable due to CCB of $856 and $577, respectively.

Any over-advance on the Company’s line of credit with Rosenthal was guaranteed by an irrevocable stand-by letter of credit in the amount of $1,500, issued by Daniel J. Doherty III and the Daniel J. Doherty, III 2002 Family Trust, affiliates of Raptor/Harbor Reeds SPV LLC (“Raptor”). On March 11, 2021, the Company entered into an amendment to the financing agreement, releasing that irrevocable standby letter of credit of $1,500 by Raptor with a $2,000 pledge of securities to Rosenthal by John J. Bello and Nancy E. Bello, as Co-Trustees of The John and Nancy Bello Revocable Living Trust. John J. Bello, current Chairman and former Interim Chief Executive Officer of Reed’s, is a related party. He is also a greater than 5% beneficial owner of Reed’s common stock. As consideration for the collateral support, Mr. Bello received 400,000 shares of Reed’s restricted stock (see Note 6).

Lindsay Martin, daughter of a director of the Company, is employed as Vice President of Marketing. Ms. Martin was paid approximately $178 and $129, respectively, for her services during the nine months ended September 30, 2021, and 2020, respectively.

13. Subsequent Events

Subsequent to September 30, 2021, the Company issued 61,475 shares of common stock on the vesting of restricted stock awards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report.

In addition to our GAAP results, the following discussion includes Modified EBITDA as a supplemental measure of our performance. We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts, and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, depreciation and amortization, stock-based compensation, changes in fair value of warrant expense, and one-time restructuring-related costs including employee severance and asset impairment.

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

Overview

The Company remains focused on driving sales growth and improving margin. The sales growth focus is on channel expansion, new product introduction and improved sales execution. The margin enhancement initiative is driven by co-packer upgrades, better leveraged purchasing, and improved efficiency. Underpinning these initiatives is a focus on strategically reducing operating costs. However, the Company experienced elevated raw material and transportation costs over the prior year and anticipates these costs to remain elevated for the balance of the year. Plans have been developed to mitigate the impact of these costs.

During the third quarter of 2021, the Company increased output through more efficient utilization of their expanded network of co-packers while adhering to strict set of quality protocols. In addition, the company is implementing several measures to increase capacity and to offset inflationary pressure from increased pricing of raw material inputs and transportation.

COVID-19 Considerations

During the period ended September 30, 2021, the COVID-19 pandemic has impacted our operating results and the Company anticipates a continued impact for the balance of the year. In addition, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. Based on the recent increase in demand for our products, we believe that over the long term, there will continue to be strong demand for our products.

Through September 30, 2021, the Company has experienced higher transportation expenses as the capacity in the freight market has not kept up with demand. The Company believes that costs will continue to increase throughout the year. In addition, the Company experienced increases in the pricing of several of its raw materials and delays in procuring several of these items. However, mitigation plans are being implemented to manage this risk. Additionally, the Company was negatively impacted by supply chain challenges limiting our ability to benefit from strong demand for and increased sales of our product. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins and net income. The Company anticipates a continued impact through mid-2022.

Our ability to operate without significant incremental negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Since the inception of the COVID-19 pandemic and through September 30, 2021, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part in the infection prevention and remain flexible in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

Net sales for the nine months ended September 30, 2021, were up 19% from the prior year period. Through September 30, 2021, we continue to generate cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

Results of Operations – Three months ended September 30, 2021

The following table sets forth key statistics for the three months ended September 30, 2021, and 2020, respectively, in thousands.

	Three Months Ended September 30,		Pct.
	2021	2020	Change
Gross billing (A)	$14,538	$11,897	22%
Less: Promotional and other allowances (B)	1,136	1,335	-15%
Net sales	$13,402	$10,562	27%

Cost of goods sold	9,530	7,176	33%
% of Gross billing	66%	60%
% of Net sales	71%	68%
Gross profit	$3,872	$3,386	14%
% of Net sales	29%	32%

Expenses
Delivery and handling	$3,093	$2,207	40%
% of Net sales	23%	21%
Dollar per case ($)	3.89	3.46
Selling and marketing	2,644	1,872	41%
% of Net sales	20%	18%
General and administrative	1,788	1,583	13%
% of Net sales	13%	15%
Total operating expenses	7,525	5,662	33%

Loss from operations	$(3,653)	$(2,276)	60%

Interest expense and other income (expense)	(234)	(314)	-26%

Net loss	$(3,887)	$(2,590)	50%

Loss per share – basic and diluted	$(0.04)	$(0.04)	1%

Weighted average shares outstanding - basic & diluted	93,644,935	62,940,091	49%

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

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity through the third quarter of 2021 and 2020.

		2021						2020				Q3 Per Case			Sept YTD Per Case
		Q1	Q2	Q3	YTD	Q3 vs PY	YTD vs PY	Q1	Q2	Q3	YTD	2021	2020	vs PY	2021	2020	vs PY
Cases:
	Reed’s	395	353	420	1,168	34%	25%	288	335	314	937
	Virgil’s	339	347	371	1,057	16%	19%	262	308	319	889
	Total Core	734	700	791	2,225	25%	22%	550	643	633	1,826
	Non Core	-	2	-	2	-%	0%	2	-	-	2
	Candy	8	8	5	21	0%	0%	8	8	5	21
	Total	742	710	796	2,248	25%	22%	560	651	638	1,849

Gross Billings:
	Core	$12,955	$12,200	$14,199	$39,353	22%	17%	$10,175	$11,940	$11,622	$33,737	$18.0	$18.4	-2%	$17.7	$18.5	-4%
	Non Core	33	140	148	321	100%	54%	102	33	74	209	$-	$-	-%	160.5	104.5	-54%
	Candy	294	286	191	771	-5%	5%	274	256	201	731	$38.2	$40.2	-5%	36.7	34.8	5%
	Total	$13,281	$12,626	$14,538	$40,4456	22%	17%	$10,551	$12,229	$11,897	$34,677	$18.3	$18.6	-2%	18.0	18.8	-4%

Discounts:	Total	$(1,135)	$(1,356)	$(1,136)	$(3,627)	-15%	-3%	$(1,028)	$(1,376)	$(1,335)	$(3,739)	$(1.4)	$(2.1)	-32%	$(1.6)	$(2.0)	-20%

COGS:
	Core	$(8,122)	$(7,851)	$(9,372)	$(25,345)	33%	20%	$(6,414)	$(7,674)	$(7,032)	$(21,120)	$(11.8)	$(11.1)	7%	$(11.4)	$(11.6)	2%
	Non Core	(6)	(7)	(13)	(26)	-13%	-71%	(59)	(15)	(15)	(89)	-	-	-%	(13.0)	(44.5)	-71%
	Candy	(165)	(143)	(145)	(453)	12%	-7%	(180)	(176)	(129)	(485)	(29.0)	(25.8)	12%	(21.6)	(23.1)	-7%
	Total	$(8,293)	$(8,001)	$(9,530)	$(25,824)	33%	19%	$(6,653)	$(7,865)	$(7,176)	$(21,694)	$(12.0)	$(11.2)	6%	$(11.5)	$(11.7)	-2%

Gross Margin:		$3,853	$3,268	$3,872	$10,994	14%	19%	$2,870	$2,988	$3,386	$9,244	$4.9	$5.3	-8%	$4.9	$5.0	-2%
as % Net Sales		32%	29%	29%	30%			30%	28%	32%	30%

Sales, Cost of Sales, and Gross Margins

As part of the Company’s ongoing initiative to simplify and streamline operations, the Company has identified core products on which to place its strategic focus. These core products consist of Reed’s and Virgil’s branded beverages. Non-core products consist primarily of Wellness Shots, candy and slower selling discontinued Reed’s and Virgil’s SKUs.

Core beverage volume for the three months ended September 30, 2021, represents 99% of all beverage volume.

Core brand gross billing increased by 22% to $14,199 compared to the same period last year, driven by Reed’s volume growth of 34% and Virgil’s volume growth of 16%. The result is an increase in total gross billing of 22%, to $14,538 in the three months ended September 30, 2021, from $11,897 during the three months ended September 30, 2020. Price on our core brands decreased 2% to $17.95 per case due to a shift in mix to lower priced, higher margin products.

Discounts as a percentage of gross billing were 8% and 11% for the three months ended September 30, 2021 and 2020, respectively. Net sales revenue grew 27% in the three months ended September 30, 2021, to $13,402, compared to $10,562 in the same period last year.

Cost of Goods Sold

Cost of goods sold increased $2,354 during the three months ended September 30, 2021, as compared to the same period last year. As a percentage of net sales, cost of goods sold for the three months ended September 30, 2021, was 71% as compared to 68% for the same period last year. The increase is primarily due to increased costs associated with on-going supply chain challenges.

The total cost of goods per case increased to $11.97 per case in the three months ended September 30, 2021, from $11.25 per case for the same period last year. The cost of goods sold per case on core brands was $11.85 during the three months ended September 30, 2021, compared to $11.11 for the same period last year.

Gross Margin

Gross margin decreased to 29% for the three months ended September 30, 2021, compared to 32% for the same period last year. This decrease is primarily related to increased costs associated with on-going supply chain challenges.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses increased by $886 in the three months ended September 30, 2021, to $3,093 from $2,207 in the same period last year, driven by increased volumes, ecommerce fulfilment costs, and increasing freight rates due to on-going supply chain challenges. Delivery costs in the three months ended September 30, 2021, were 23% of net sales and $3.89 per case, compared to 21% of net sales and $3.46 per case during the same period last year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses were $2,644 during the three months ended September 30, 2021, compared to $1,872 during the same period last year. As a percentage of net sales, selling and marketing costs increased to 20% during the three months ended September 30, 2021, as compared to 18% during the same period last year. The increase was driven by an increase in sales force headcount, distributor buy outs, stock compensation, and travel expenses

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased in the three months ended September 30, 2021, to $1,788 from $1,583, an increase of $205 over the same period last year. The increase was primarily driven by higher employee costs, stock compensation and public company costs, partially offset by lower professional fees.

Loss from Operations

The loss from operations was $3,653 for the three months ended September 30, 2021, as compared to a loss of $2,276 in the same period last year driven by increased gross profit offset by increases in operating expenses discussed above.

Interest and Other Income (Expense)

Interest and other income for the three months ended September 30, 2021, consisted of $234 of interest expense, as compared to $322 of interest expense in the same period of the last year, and the change in fair value of our warrant liability of $8.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended September 30, 2021, and 2020 (unaudited; in thousands):

	Three Months Ended September 30,
	2021	2020
Net loss	$(3,887)	$(2,590)

Modified EBITDA adjustments:
Depreciation and amortization	62	59
Interest expense	234	322
Stock option and other noncash compensation	501	263
Change in fair value of warrant liability	-	(8)
Total EBITDA adjustments	$797	$636

Modified EBITDA	$(3,090)	$(1,954)

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts, and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Modified EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Modified EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Modified EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Modified EBITDA does not reflect any cash requirements for such replacements.

Results of Operations – Nine months ended September 30, 2020

The following table sets forth key statistics for the nine months ended September 30, 2021, and 2020, respectively, in thousands.

	Nine Months Ended September 30,		Pct.
	2021	2020	Change
Gross billing (A)	$40,445	$34,677	17%
Less: Promotional and other allowances (B)	3,627	3,739	-3%
Net sales	$36,818	$30,938	19%

Cost of goods sold	25,824	21,694	19%
% of Gross billing	64%	63%
% of Net sales	70%	70%
Gross profit	$10,994	$9,244	19%
% of Net sales	30%	30%

Expenses
Delivery and handling	$8,888	$4,950	80%
% of Net sales	24%	16%
Dollar per case ($)	3.95	2.68
Selling and marketing	7,493	5,382	39%
% of Net sales	20%	17%
General and administrative	6,227	4,872	28%
% of Net sales	17%	16%
Total operating expenses	22,608	15,204	49%

Loss from operations	$(11,614)	$(5,960)	95%

Interest expense and other income (expense)	78	(960)	-108%

Net loss	$(11,536)	$(6,920)	67%

Loss per share – basic and diluted	$(0.13)	$(0.12)	5%

Weighted average shares outstanding - basic & diluted	90,400,832	56,706,141	59%

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

Core beverage volume for the nine months ended September 30, 2021, represents 99% of all beverage volume.

Core brand gross billing increased by 17% to $40,445 compared to the same period last year, driven by Reed’s volume growth of 25% and Virgil’s volume growth of 19%. The result is an increase in total gross billing of 17%, to $40,445 in the nine months ended September 30, 2021, from $34,677 during the nine months ended September 30, 2020. Price on our core brands decreased 4% to $17.99 per case due to a shift in mix to lower priced, higher margin products.

Discounts as a percentage of gross billing decreased to 9% from 11% in the same period last year. As a result, net sales revenue grew 19% in the nine months ended September 30, 2021, to $36,818, compared to $30,938 in the same period last year.

Cost of Goods Sold

Cost of goods sold increased $4,130 during the nine months ended September 30, 2021, as compared to the same period last year. As a percentage of net sales, cost of goods sold for the nine months ended September 30, 2021, was 70% as compared to 70% for the same period last year.

The total cost of goods per case decreased to $11.49 per case in the nine months ended September 30, 2021, from $11.73 per case for the same period last year. The cost of goods sold per case on core brands was $11.39 during the nine months ended September 30, 2021, compared to $11.57 for the same period last year.

Gross Margin

Gross margin was 30% for the nine months ended September 30, 2021, compared to 30% for the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses increased by $3,938 in the nine months ended September 30, 2021, to $8,888 from $4,950 in the same period last year, driven by increased volumes, ecommerce fulfilment costs, and increasing freight rates due to on-going supply chain challenges. Delivery costs in the nine months ended September 30, 2021, were 24% of net sales and $3.95 per case, compared to 16% of net sales and $2.68 per case during the same period last year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses increased $2,111 to $7,493 during the nine months ended September 30, 2021, compared to $5,382 during the same period last year. As a percentage of net sales, selling and marketing costs increased to 20% during the nine months ended September 30, 2021, as compared to 17% during the same period last year. The increase was driven by an increase in sales force headcount, stock compensation, distributor buy outs and travel expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased in the nine months ended September 30, 2021, to $6,227 from $4,872 an increase of $1,355 over the same period last year. The increase was driven by, higher employee costs, consulting fees, legal settlements, public company costs, stock compensation, and travel expenses, partially offset by lower professional fees.

Loss from Operations

The loss from operations was $11,614 for the nine months ended September 30, 2021, as compared to a loss of $5,960 in the same period last year driven by increased gross profit offset by increases in operating expenses discussed above.

Interest and Other Income (Expense)

Interest and other income for the nine months ended September 30, 2021, consisted of $692 of interest expense offset by $770 gain on forgiveness of debt. During the same period last year, interest and other expense consisted of $961 of interest expense and the change in fair value of our warrant liability of $1.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the nine months ended September 30, 2021, and 2020 (unaudited; in thousands):

	Nine Months Ended September 30,
	2021	2020
Net loss	$(11,536)	$(6,920)

Modified EBITDA adjustments:
Depreciation and amortization	180	145
Interest expense	692	961
Stock option and other noncash compensation	1,498	1,007
Change in fair value of warrant liability	-	(1)
Gain on forgiveness of PPP note payable	(770)	-
Legal settlements	345	-
Total EBITDA adjustments	$1,945	$2,112

Modified EBITDA	$(9,591)	$(4,808)

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts, and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

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

For the nine months ended September 30, 2021, the Company recorded a net loss of $11,536 and used cash in operations of $15,305. As of September 30, 2021, we had a cash balance of $941 with borrowing capacity of $1,293, a stockholder’s equity of $8,177 and a working capital of $7,102, compared to a cash balance of $595 with borrowing capacity of $5,166, stockholders’ equity of $10,404 and a working capital of $9,528 at December 31, 2020. Notwithstanding the net loss for the nine months ended September 30, 2021, management projects adequate cash from operations and available line of credit to ensure continuation of the Company as a going concern for at least one year from the date these financial statements are issued.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The capacity in the freight market has not kept up with demand and increased freight rates. During the nine months ended September 30, 2021, we experienced higher transportation expenses. We believe that costs will continue to increase throughout fiscal 2021. We are implementing mitigation plans to manage this risk; however, due to the price sensitivity of our products, we may not be able to pass such increases on to our customers. For a discussion of increased delivery and handling expenses, see “Operating Expenses” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q.

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

Reed’s, Inc. (Registrant)

Date: November 9, 2021	/s/ Norman E. Snyder, Jr.
Norman E. Snyder, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2021	/s/ Thomas J. Spisak
Thomas J. Spisak
Chief Financial Officer
(Principal Financial Officer)

