Form 10-K
period 2021-12-31
REED'S, INC.
filed 2022-04-15
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2021 was $76,114.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were a total of 112,842,146 shares of Common Stock outstanding as of March 22, 2022.

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

The risk factors referred to in this Annual Report beginning on page 9 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of our control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including, but not limited to, the following risk factors:

● The availability and cost of capital to finance working capital and our operating plans,

● Maintaining the listing of our common stock on the Nasdaq Capital Market or other national securities exchange. We will be subject to delisting if we do not meet the Nasdaq bid price rule by August 15, 2022,

● Our ability to generate sufficient cash flow to support marketing and product development plans and general operating activities,

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

● Maintaining existing relationships and expanding the distributor network of our products,

ii

● Decline in global financial markets and economic downturn resulting from the coronavirus COVID-19 global pandemic,

● Business interruptions resulting from the coronavirus COVID-19 global pandemic,

● Our ability to remediate weaknesses we may identify in our disclosure controls and procedures and our internal control over financial reporting in future periods in a timely enough manner to eliminate the risks posed by such material weaknesses,

● The marketing efforts of distributors of our products, most of whom also distribute products that are competitive with our products,

● Decisions by distributors, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time,

● The effectiveness of our advertising, marketing and promotional programs,

● Changes in product category consumption,

● Economic and political changes,

● Consumer acceptance of new products, including taste test comparisons, and

● Possible recalls of our products.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

iii

PART I

Item 1. Business

Overview

Reed’s, Inc,, a Delaware corporation (“Reed’s”, the “Company,” “we,” or “us” throughout this report) owns a leading portfolio of handcrafted, natural beverages that is sold in over 45,000 outlets nationwide. These outlets include the natural and specialty food channel, grocery stores, mass merchants, drug stores, convenience stores, club stores and on-premise locations including bars and restaurants. Reed’s two core brands are Reed’s, which includes Reed’s Craft Ginger Beer and Reed’s Real Ginger Ale, and Virgil’s Handcrafted sodas. Reed’s Craft Ginger Beers are unique due to the proprietary process of using fresh ginger root combined with a Jamaican inspired recipe of natural spices, honey and fruit juices. Reed’s uses this same handcrafted approach in its Reed’s Real Ginger Ale and Virgil’s line of great tasting, bold flavored craft sodas, including its award-winning Virgil’s Root Beer.

Reed’s is the leading ginger beer in the US; Virgil’s is the independent natural full line craft soda and is a leader in the craft soda category.

Historical Development

Reed’s Original Ginger Brew, created in 1987 by Christopher J. Reed, our founder, was introduced to the market in Southern California stores in 1989. By 1990, we began marketing our products through United Natural Foods Inc. (“UNFI”) and other natural food distributors and moved our production to a larger facility in Boulder, Colorado.

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

Going Concern

The Company’s financial statements as of December 31, 2021 were prepared on a going concern basis. For the year ended December 31, 2021, the Company recorded a net loss of $16,402 and used cash in operations of $17,589. As of December 31, 2021, we had a cash balance of $49 with borrowing capacity of $109, stockholders’ equity of $4,203 and a working capital of $2,981. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its current level of cash and cash equivalents are not sufficient to fund its operations for the next 12 months.

To alleviate these conditions, management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners or through obtaining credit from financial institutions. As we seek additional sources of financing, there can be no assurance that such financing will be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

Industry Overview

Reed’s offers its portfolio of natural hand-crafted beverages in the craft specialty foods industry as natural alternatives to the $25 billion mainstream carbonated soft drinks (“CSD”) market in the United States as measured by IRI Multi Outlet scan data. Reed’s products are sold across the country and internationally in the following major channels: natural food, specialty food, grocery, mass merchant, convenience, club, drug, and on-premise locations (bars and restaurants).

Even after a year of the pandemic, overall sales growth of natural food and beverage products continues to outpace sales growth for conventional products across all retail channels. We see ample opportunity to scale our natural beverage business and grow our distribution in these channels.

Carbonated Soft Drink Industry Overview

The retail CSD category grew 9% during 2021 and the ginger ale segment grew 5% and is now a $1.3 billion dollar market. Ginger ale growth, we believe, is driven primarily by a consumer perception of ginger ale as a healthier alternative to other sodas. Our new line of ginger ales made with real ginger deliver on this perception and are poised to breakout in the segment.

As a result of the COVID-19 pandemic, consumers are shifting consumption to better-for-you products. We believe there is significant growth potential from consumers switching away from mainstream beverages that contain artificial ingredients and preservatives towards great-tasting, natural alternatives.

Consumer Trends Driving Growth for Our Products

The following is a list of consumer trends that are accelerating as we exit the pandemic, and which support our brands.

●	Natural: Interest in natural products has gone mainstream.

●	Clean Label: 62% of Americans are avoiding at least one ingredient.

●	Reduced Sugar: A favorable trend for our zero-sugar beverages, 67% of consumers prefer low or no sugar soft drinks. say they are reducing their sugar intake.

●	Plant Based: 39% of consumers actively try to eat more plant based foods.

●	Craft: Appeal continues to grow of higher-quality, independent, and more authentic brands.

●	Premiumization: A trend towards embracing quality has accelerated during the pandemic with consumers splurging on premium beverages at retail, including premium mixers.

●	Better-for-you Mocktails: More consumers are seeking non-alcoholic alternatives with bold and unique flavors.

●	Ready-to-Drink Cocktails (RTD): The RTD category grew 126% in 2021 is exploding alongside hard seltzer as people seek novelty and variety.

Our strategies will remain responsive to these macro consumer trends as we concentrate our efforts on developing the Company’s sales and marketing functions.

Our Products

We make our hand-crafted beverages with only premium, natural ingredients. Our products are free of genetically modified organisms (“GMOs”) and artificial preservatives. Over the years, Reed’s has developed several product offerings. In 2019, we streamlined our focus to our core categories of Reed’s Ginger Beverages and Virgil’s Craft Sodas. In April 2020, we launched our new line of Reed’s Real Ginger Ales, in both Full Sugar and Zero Sugar varieties, made with 2,000 mg of fresh organic ginger. In 2021, we extended our Ginger Ale offerings with Mocktails and we entered the alcohol space with the launch of our RTD Classic Mule that is 7% ALC and Zero Sugar.

Reed’s Craft Ginger Beer

Reed’s Craft Ginger Beer is set apart from other ginger beers by its proprietary process of brewing fresh ginger root, its exclusive use of natural ingredients, and its authentic Jamaican-inspired recipe. We do not use artificial preservatives, artificial flavors, or colors, and Reed’s Ginger Beer is certified kosher. We offer different levels of fresh ginger content, ranging from our lightest-spiced Original, to our medium-spiced Extra, and finally to our spiciest Strongest. We also offer three sweetener options: one with cane sugar, honey and fruit juices; one with honey and pineapple juice; and another without sugar (Zero Sugar) made from an innovative blend of natural sweeteners. In 2021, we expanded our Extra Ginger Beer portfolio into cans offerings.

As of the end of 2021, the Reed’s Craft Ginger Beer line included five major varieties with a mix of bottles and cans:

Reed’s Original Ginger Beer – Our first to market product uses a Jamaican-inspired recipe that calls for fresh ginger root, lemon, lime, pineapple juice, honey, raw cane sugar, herbs and spices.

Reed’s Premium Ginger Beer – Our Original Ginger Beer sweetened with honey and pineapple juice. (No cane sugar added.)

Reed’s Extra Ginger Beer – Contains 100% more fresh ginger than Reed’s Original recipe for extra spice.

Reed’s Strongest Ginger Beer – Contains 200% more fresh ginger than Reed’s Original for the strongest spice.

Reed’s Zero Sugar Extra Ginger Beer – launched in 2019, it uses a proprietary natural sweetening system for a zero-calorie version of our Reed’s Extra Ginger Beer.

Reed’s Real Ginger Ale

Reed’s Real Ginger Ale is unique for the category because it combines real fresh ginger with the classic, refreshing taste that consumers love. It contains nothing artificial and is Non-GMO project verified. We offer two sweetener options: one with cane sugar and the other with our zero-calorie proprietary natural sweetening system.

Reed’s Real Ginger Ale – launched in April 2020 in standard and sleek 12-ounce cans. It is the only mass market ginger ale made with organic fresh ginger.

Reed’s Zero Sugar Real Ginger Ale – also launched in April 2020 in standard and slim cans. It uses proprietary sweetening system to match the great taste of the cane sugar version in a zero-calorie drink.

NEW! Reed’s Mocktails- In 2021 Reed’s line extended its Zero Sugar Ginger Ale, with the launch of Mocktail Flavors. It uses our proprietary sweetening system to match the great taste of the cane sugar version in a zero-calorie drink. The two flavors are Shirley Tempting and Transfusion.

Reed’s Ready to Drink

NEW! Reed’s Zero Sugar Classic Mule: Launched in 2020 and expanded to 37 states in 2021, Reed’s first-ever alcoholic offering is packed with REAL, fresh ginger root and made through a unique handcrafted brewing and fermentation process. It contains 7% alcohol, and a light-spice flavor profile with no artificial colors, gluten, GMOs or caffeine. It is the ultimate mule, made with fresh ginger root, to be enjoyed anytime, anywhere.

Other New Ginger Beverages under the Reed’s brand

Reed’s Wellness Ginger Shots – launched in February 2020 offered in two varieties: Daily Ginger and Ginger Energize. These convenient, shelf-stable shots provide a ginger boost on the go.

Virgil’s Handcrafted Sodas

Virgil’s is a premium handcrafted soda that uses only natural ingredients to create bold renditions of classic flavors. We don’t use any artificial preservatives, any artificial colors, or any GMO-sourced ingredients, and our Virgil’s line is certified kosher.

The Virgil’s line includes the following products:

Handcrafted Line: Virgil’s first Handcrafted soda was launched in 1994. It began as one man’s passion to create the finest root beer ever produced and has since won numerous awards. Virgil’s difference is using natural ingredients to craft bold, classic soda flavors. Virgil’s Handcrafted line includes Root Beer, Vanilla Cream, Black Cherry, and Orange Cream.

Zero Sugar Line: Virgil’s launched a new line of Zero Sugar, Zero Calorie craft sodas in 2019. Each Zero Sugar soda is sweetened with a proprietary blend of natural sweeteners with no added sugars and is certified Keto. This natural line of Zero Sugar flavors includes Root Beer, Cola, Black Cherry, Vanilla Cream, Orange Cream, Lemon-Lime, Ginger Ale, Grapefruit and Dr. Better.

.

2022 Product Launches

During the second quarter of 2021, Reed’s will launch the below:

●	Reed’s Hard Ginger Ale in Variety 8 Packs
●	Virgil’s Zero Sugar in 12-ounce sleek 4 packs
●	Reed’s Zero Sugar Stormy Mule

Our Primary Markets

We target a smaller segment of the estimated $25 billion mainstream carbonated and non-carbonated soft drink markets in the United States. Our brands are generally considered premium and natural, with upscale packaging. They are loosely defined as the craft specialty bottled carbonated soft drink category.

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

Some of our representative key customers include:

●	Natural stores: Whole Foods Market, Sprouts, Natural Grocers by Vitamin Cottage, Fresh Thyme Farmers Market, Mother’s

●	Gourmet & specialty stores: Trader Joe’s, Bristol Farms, Lazy Acres, The Fresh Market, Central Market

●	Grocery and mass chains: Kroger (and all Kroger banners), Albertson’s/Safeway, Publix, Food Lion, Stop & Shop, H.E.B., Wegmans, Target, Walmart

●	Club stores: Costco and BJ’s

●	Liquor stores: BevMo!, Total Wine & More, Spec’s

●	Convenience & drug stores: Circle K, CVS Health, Rite Aid, QuikTrip

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

Direct to Store Distribution (“DSD”) Through Non-Alcoholic and Alcoholic Beverage Distributor Network

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

Manufacturing Our Products

All of Reed’s products are produced by our co-pack partners. They brew, blend, bottle, and package our products and charge us a fee, generally by the case, for the products produced. We have a long-standing relationship with two co-packers in Pennsylvania and two in California. During 2020 we entered into co-packing agreements with a co-packer on the East Coast, Clinton’s Ditch, and on the West Coast, Noel Canning. We are in discussions and negotiations with additional co-packers to secure added capability for future production needs. We periodically review our co-packing relationships to ensure that they are optimal with respect to quality of production, cost and location.

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

New Product Development

While we have simplified our business and have streamlined a significant number of SKUs in order to further our primary objective of accelerating the growth of the Reed’s and Virgil’s core product offerings, we believe significant opportunity remains in the natural beverage space.

Healthier alternatives will be the future for carbonated soft drinks. We will continue to drive product development in the natural, no and low sugar offerings in the “better for you” beverage categories. In addition, we believe there are powerful consumer trends that will help propel the growth of our brand portfolio including the increased consumption of ginger as a recognized superfood, the growing use of ginger beer in today’s popular cocktail drinks, and consumers’ increased demand for higher quality, natural handcrafted beverages.

Christopher J. Reed, the Company’s founder continues to support our new product development efforts in 2022. Mr. Reed possesses thirty plus years of product development and innovation experience. Recent innovations include our compelling line of full flavor, natural, zero sugar, zero calorie sodas. Reed’s has also begun to expand and broaden its product development capabilities by engaging and working with larger, experienced beverage flavor houses and innovative ingredient research and supply companies.

We believe our new business model enhances our ability to be nimble and innovative, producing category leading new products in a short period of time.

Competition

Nonalcoholic Beverages

The nonalcoholic beverage segment of the commercial beverage industry is highly competitive, consisting of numerous companies ranging from small or emerging to very large and well established. The principal areas of competition include pricing, packaging, development of new products and flavors, and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers. Many of these brands have enjoyed broad, well-established national recognition for years, through well-funded ad and other branding campaigns. Competitors in the ginger beer category include Goslings, Fever Tree, Bundaberg, Cock ‘n Bull and Q Tonic; in the craft soda category we compete with brands such as Stewart’s, IBC, Zevia, Henry Weinhard’s, Boylan, and Jones Soda; In the Ginger Ale category we compete with Canada Dry, Schweppes, Seagram’s and Zevia.

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

Despite our products having a relatively high price for a craft premium beverage product, minimal mass media advertising to date, and a small but growing presence in the mainstream market compared to many of our competitors, we believe our natural innovative beverage recipes, packaging, use of premium ingredients, and a proprietary ginger processing formula provide us with a competitive advantage. Our commitments to the highest quality standards and brand innovation are keys to our success.

Ginger Shots

Our Reed’s Wellness Ginger Shot was introduced during 2020. The shot category is very competitive, and a few mainstream companies dominate the category, but there is room for an natural alternative. Competition for market share and acceptance of new products is significant. Main competitors are 5-Hour Energy, Ginger Time, and Rescue Ginger Shots.

Candy

Reed’s Crystallized Ginger and Reed’s Ginger Chews restaged their product line up in 2020. The category is small and there is not a significant number of entrants. Key competitors are Chimes and Gin Gins.

Ready to Drink:

The RTD category refers to canned cocktails that offer convenience and quality for cocktail drinkers. RTD sales held strong in 2021 with triple-digit growth. According to NielsenIQ, year-over-year off-premise dollar sales increased 126 percent for RTD cocktails for the 52-week period ending October 2, 2021. According to IRI, premixed cocktails spirits-based and malt-based seltzers accounted for just over $7 billion in off-premise sales over the 52 weeks ending November 28, 2021.

The start of Covid-19, when restaurants and bars closed in March 2020, helped propel the category with consumers bringing the on-premise cocktail occasion to their homes. This was a major boost for canned, single-serve RTDs. Without the recent quality improvements of RTD cocktails, however, it’s unlikely that the category would have taken off. Today’s RTD cocktails bring much higher quality versus earlier wine coolers and malt-based hard lemonades. Premiumization has resulted in a new wave of products that boast less sugar and more transparency.  Variety has also been a key driver, allowing consumers ways to experiment without buying costly ingredients or spirits.  Reed’s is poised to leverage these trends bringing high-quality, crafted Mules made with real fresh ginger to the market.

Top selling brands in the category are High Noon, Cutwater Spirits, On The Rocks, Jose Cuervo, Skinnygirl, 1800 Tequila, Buzzballz, Bacardi, The Long Drink Company, and Fisher’s Island.  In the Mule segment, the key players include ‘Merican Mule, Cutwater Mule, and Copper Can.

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

Glass Bottles and Aluminum Cans

A significant component of our product cost is the purchase of glass bottles and aluminum cans. In December 2017, we entered into an exclusive strategic partnership with Owens-Illinois (glass), and in February 2018 we entered into a strategic partnership with Crown Cork & Seal for aluminum cans. During 2021 we entered into an agreement with a packaging broker to supply us with 25 million sleek 12-ounce cans during 2022. These suppliers provide expertise in emerging package and material innovation that can be leveraged to further expand marketing and package offerings.

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

Licensing

During 2020 we entered into a licensing agreement with Full Sail Brewery headquartered in Hood River, Oregon to manufacture and sell our new line of Reed’s Alcoholic Classic Mule in 4 and 12 pack 12-ounce cans, and 12 pack 16-ounce cans. Full Sail manages all aspects of production and distribution. We subsequently amended that agreement to assume the distribution rights from Full Sail and instead utilize Full Sail as a co-packer of our RTD Classic Mule line. We now fully control the sales and marketing process, and this change in distribution ownership enables us to recognize gross revenue as opposed to a royalty fee going forward.

Seasonality

Sales of our nonalcoholic beverages are somewhat seasonal with higher than average volume in the warmer months. The volume of sales in the beverage business may be affected by weather conditions.

Proprietary Rights

We own copyrights, trademarks and trade secrets relating to our products and the processes for their production; the packages used for our products; and the design and operation of various processes and equipment used in our business. Some of our proprietary rights are licensed to our co-packers and suppliers and other parties. Reed’s ginger processing and brewing process finished beverage products and concentrate formulas are among its most valuable trade secrets.

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

Regulation

Our Company is required to comply, and it is our policy to comply, with all applicable laws in all jurisdictions in which we do business.

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

The Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65”) of the state of California requires a specific warning to appear on any product containing a component listed by the state as having been found to cause cancer or birth defects. The state maintains lists of these substances and periodically adds other substances to these lists. Proposition 65 exposes all food and beverage producers to the possibility of having to provide warnings on their products in California because it does not provide for any generally applicable quantitative threshold below which the presence of a listed substance is exempt from the warning requirement. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. However, Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of that product exposes consumers to a daily quantity of a listed substance that is:

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

Legislation has been proposed in Congress and by certain state and local governments which would prohibit the sale of soft drink products in non-refillable bottles and cans or require a mandatory deposit as a means of encouraging the return of such containers, each in an attempt to reduce solid waste and litter. Similarly, we are aware of proposed legislation that would impose fees or taxes on various types of containers that are used in our business. We are not currently impacted by the policies in these types of proposed legislation, but it is possible that similar or more restrictive legal requirements may be proposed or enacted within our distribution territories in the future.

Our co-packers are subject to various environmental protection statutes and regulations, including those relating to the use of water resources and the discharge of wastewater. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect on our capital expenditures, net income or competitive position.

We are also subject to various federal, state and international laws and regulations related to privacy and data protection, including the California Consumer Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020, and its extension, the California Privacy Rights Act (“CPRA”), which will take effect on January 1, 2023. The interpretation and application of data privacy, cross-border data transfers and data protection laws and regulations are often uncertain and are evolving in the United States and internationally. We monitor pending and proposed legislation and regulatory initiatives to ascertain their relevance to and potential impact on our business and develop strategies to address regulatory trends and developments, including any required changes to our privacy and data protection compliance programs and policies.

Our primary cost pertaining to environmental compliance activity is in recycling fees and redemption values. We are required to collect redemption values from our customers and remit those redemption values to the state, based upon the number of bottles or cans of certain products sold in the state.

Employees

As of December 31, 2021, we had 31 full-time equivalent employees on our corporate staff. We employ additional people on a part-time basis as needed. We have never participated in a collective bargaining agreement. We believe relations with our employees are good.

Available Information

The Company maintains a website at the following address: www.reedsinc.com. The information on the Company’s website is not incorporated by reference in this report. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (“SEC”) in accordance with the Securities Exchange Act of 1934, as amended (“Exchange Act”). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, we routinely post on the “Investors” page of our website news releases, announcements and other statements about our business and results of operations, some of which may contain information that may be deemed material to investors. Therefore, we encourage investors to monitor the “Investors” page of our website and review the information we post on that page. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the following address: http://www.sec.gov.

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

Summary of Material Risk Factors

● We have a history of operating losses. Our estimates regarding the sufficiency of our cash resource and capital requirements and needs for additional financing raises substantial doubt about our ability to continue as a going concern.

● We require additional financing to support our working capital and execute our operating plans for fiscal 2022, which may not be available or may be costly and dilutive.

● The impact of the COVID-19 pandemic could continue to harm our business and results of operations.

● Disruption within our supply chain, contract manufacturing or distribution channels could have an adverse effect on our business, financial condition and results of operations.

● Increased market spending may not drive volume growth.

● Increases in costs of packaging, ingredients, fuel, and contract manufacturing tolling fees may have an adverse impact on our gross margin.

● If we do not adequately manage our inventory levels, our operating results could be adversely affected.

● It is difficult to predict the timing and amount of our sales because our distributors are not required to place minimum orders with us.

● We will be subject to delisting if we do not meet the Nasdaq bid price rule by August 15, 2022.

Risk Factors Relating to Our Business

The COVID-19 pandemic and related ongoing impacts may have a material adverse effect on our results of operations and financial condition.

During the year ended December 31, 2021, the COVID-19 pandemic has impacted our operating results and the Company anticipates a continued impact for the balance of the year. In addition, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. Based on the recent increase in demand for our products, we believe that over the long term, there will continue to be strong demand for our products.

Through December 31, 2021, the Company has experienced higher transportation expenses as the capacity in the freight market has not kept up with demand. The Company believes that costs will continue to increase throughout the year. In addition, the Company experienced increases in the pricing of several of its raw materials and delays in procuring several of these items. However, mitigation plans are being implemented to manage this risk. Additionally, the Company was negatively impacted by supply chain challenges impacting our ability to benefit from strong demand for and increased sales of our product. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins and net income. The Company anticipates a continued impact throughout 2022.

Our ability to operate without significant incremental negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Since the inception of the COVID-19 pandemic and through December 31, 2021, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part in the infection prevention and remain flexible in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

In addition, the COVID-19 pandemic may exacerbate other risks related to our business, including risks related to changes in the retail landscape, fluctuations in input costs, inflation rates, and foreign currency exchange rates; and the ability of third-party service providers and business partners to fulfill their respective commitments and responsibilities to us in a timely manner and in accordance with the agreed-upon terms. The continuing evolution of the pandemic may also present risks not currently known to us.

There is Substantial doubt about our ability to continue as a going concern.

Our financial statements as of December 31, 2021 were prepared under the assumption that we will continue as a going concern for the next twelve months from the date of issuance of these financial statements. In addition the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2021, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, drive further operating efficiencies, reduce expenditures and ultimately, create profitable operations. We may not be able to obtain additional capital on reasonable terms. Our financial statements do not include adjustments that would result from the outcome of this uncertainty.

We have significant obligations under payables and debt obligations. Our ability to operate as a going concern are contingent upon successfully obtaining additional financing. Failure to do so would adversely affect our ability to continue operations.

If capital is not available, we may then need to scale back or freeze our organic growth plans, sell our business under unfavorable terms, abd reduce expenses to manage our liquidity and capital resources. We may not be able extend or repay our current obligations, which could impact our ability to continue to operate as a going concern.

We have a history of operating losses, which raises substantial doubt about our ability to continue as a going concern.

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern for the next 12 months. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2021, the Company recorded a net loss of $16,402 and used cash in operations of $17,589. As of December 31, 2021, we had a cash balance of $49 with borrowing capacity of $109, stockholders’ equity of $4,203 and a working capital of $2,981. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended December 31, 2021 the Company engaged in one transaction to raise capital in 2021 receiving net proceeds of $7,327 from an underwritten offering of common stock.

On March 11, 2022, the Company raised gross proceeds, before deducting placement agent fees and other offering expenses, are approximately $5.4 million, in a private placement of common stock and warrants.

In the event that management proceeds with sale assets rather than continuing to hold and operate all its assets long term, management’s assessment of the fair value, and ultimate recoverability, of goodwill, intangibles, and other long-lived assets would be impacted and the Company could incur significant noncash charges and cash exit costs in future periods.

In the event that additional working capital is not available, we may be forced to scale back or freeze our growth plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future plans to manage our liquidity and capital resources. In the event that management elects to proceed with asset sales in the future rather than continue to hold and operate all its assets long term, management’s assessment of the fair value, and ultimate recoverability, of goodwill, intangibles, and other long-lived assets would be impacted and the Company could incur significant noncash charges and cash exit costs in future periods.

We may not be able to extend or repay our indebtedness owed to our secured lenders, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

If we are unable to service or repay these obligations at maturity and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to service these obligations. Upon a default, our secured lenders would have the right to exercise their rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business, and we would likely be forced to seek bankruptcy protection.

We are not in compliance with Nasdaq Listing Rule 5550(a)(2), the bid price rule. If we are unable to cure the failure within the prescribed time period, our common stock will be subject to delisting. A delisting would materially reduce the liquidity of our common stock and have an adverse effect on our market price.

On August 16, 2021, the Nasdaq Listing Qualifications Department notified us that, based on the previous 30 consecutive business days, the Company’s common stock no longer met the minimum $1 bid price per share requirement. Therefore, in accordance with the Nasdaq Listing Rules (the “Rules”), the Company was provided 180 calendar days, or until February 14, 2022, to regain compliance. The common stock did not regain compliance with the minimum $1 bid price per share requirement during this initial compliance period. However, the Nasdaq Listing Qualifications Department determined that the Company is eligible for an additional 180 calendar day period, or until August 15, 2022, to regain compliance. Their determination is based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Capital Market with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If at any time during this additional time period the closing bid price of the Company’s security is at least $1 per share for a minimum of 10 consecutive business days, we will provide written confirmation of compliance and this matter will be closed. If we choose to implement a reverse stock split, it must complete the split no later than ten business days prior to the expiration date in order to timely regain compliance. Our board and stockholders authorized an up to one for five reverse split of our common stock to be implemented at the board’s discretion. There can be no assurance a one for five reverse split would cause our common stock to meet the bid price requirement.

A delisting would materially reduce the liquidity of our common stock and have an adverse effect on our market price. A delisting would also likely make it more difficult for us to obtain financing through the sale of our equity. Any such sale of equity would likely be more dilutive to our current stockholders than would be the case if our shares were listed.

We require additional financing to support our working capital and execute our operating plans for 2022, which may not be available or may be costly and dilutive.

We require additional financing to support our working capital needs and fund our operating plans for fiscal 2022. To alleviate these conditions, management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners or through obtaining credit from financial institutions. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor.

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

The prices of ingredients, other raw materials, packaging materials, aluminum cans and other containers fluctuate depending on market conditions, governmental actions, climate change and other factors beyond our control, including the COVID-19 pandemic. Substantial increases in the prices of our or ingredients, other raw materials, packaging materials, aluminum cans and other containers, to the extent they cannot be recouped through increases in the prices of finished beverage products, could increase our and our bottling partners’ operating costs and reduce our profitability. Increases in the prices of our finished products resulting from a higher cost of ingredients, other raw materials, packaging materials, aluminum cans and other containers could affect affordability in some markets and reduce our or our bottling partners’ sales. In addition, some of our ingredients as well as some packaging containers, such as aluminum cans, are available from a limited number of suppliers. We and our bottling partners may not be able to maintain favorable arrangements and relationships with these suppliers, and our contingency plans may not be effective in preventing disruptions that may arise from shortages of any ingredients that are available from a limited number of suppliers. Adverse weather conditions may affect the supply of other agricultural commodities from which key ingredients for our products are derived. An increase in the cost, a sustained interruption in the supply, or a shortage of some of these ingredients, other raw materials, packaging materials, aluminum cans and other containers that may be caused by changes in or the enactment of new laws and regulations; a deterioration of our or our bottling partners’ relationships with suppliers; supplier quality and reliability issues; trade disruptions; changes in supply chain; and increases in tariffs; or events such as natural disasters, widespread outbreaks of infectious diseases (such as the COVID-19 pandemic), power outages, labor strikes, political uncertainties or governmental instability, or the like could negatively impact our net operating revenues and profits.

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

An increase in the price, disruption of supply or shortage of fuel and other energy sources in markets where our bottlers operate, which may be caused by increasing demand, by events such as natural disasters, power outages and extreme weather, or by government regulations, taxes, policies or programs designed to reduce greenhouse gas emissions to address climate change, could increase our operating costs and negatively impact our profitability. An increase in the price, disruption of supply or shortage of fuel and other energy sources in any of the markets in which our independent bottling partners operate could increase the affected independent bottling partners’ operating costs and thus could indirectly negatively impact our results of operations.

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

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our targeted consumers. In addition, our business depends on acceptance by our independent distributors of our brands as beverage brands that have the potential to provide incremental sales growth rather than reduce distributors’ existing beverage sales. Although we believe that we have been relatively successful towards establishing our brands as recognizable brands in the natural “better for you” beverage industry, it may be too early in the product life cycle of these brands to determine whether our products and brands will achieve and maintain satisfactory levels of acceptance by independent distributors, retail customers and consumers. We believe that the success of our brands will also be substantially dependent upon acceptance of our product name brands. Accordingly, any failure of our brands to maintain or increase acceptance or market penetration would likely have a material adverse effect on our revenues and financial results.

Competition from traditional non-alcoholic beverage manufacturers may adversely affect our distribution relationships and may hinder development of our existing markets, as well as prevent us from expanding our markets.

We target a niche in the estimated $25 billion carbonated soft drink market in the US, Canada and international markets. Our brands are generally regarded as premium and natural, with upscale packaging and are loosely defined as the artisanal (craft), premium bottled carbonated soft drink category. The soft drink industry is highly fragmented, and the craft soft drink category consists of such competitors as IBC, Stewart’s, Zevia, Henry Weinhard’s, Izze, Boylan and Jones Soda, to name a few. These brands have the advantage of being seen widely in the national market and being commonly known for years through well-funded ad campaigns. Our products have a relatively high price for an artisanal premium beverage product, minimal mass media advertising to date and a small but growing presence in the mainstream market compared to some of our larger competitors.

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

During the year ended December 31, 2021, the Company had two broker/distributors that accounted for approximately 19% and 11% of its sales, respectively; and during the year ended December 31, 2020, the Company had two broker/distributors that accounted for 25% and 12% of its sales, respectively. These two broker/distributors serve hundreds if not thousands of various retail chains and end customers.

No other customer exceeded 10% of sales for either period.

The loss of our largest vendors would substantially reduce revenues.

Our vendors are important to our success. If we are unable to maintain good relationships with our existing vendors, our business could suffer.

During the year ended December 31, 2021, the Company’s largest two vendors accounted for approximately 13%, and 10% of its purchases, respectively. During the year ended December 31, 2020, the Company’s largest two vendors accounted for approximately 12%, and 11% of its purchases, respectively.

As of December 31, 2021, no Company vendor accounted for more than 10% of the total accounts payable. As of December 31, 2020, the Company’s largest two vendors accounted for 12% and 10% of the total accounts payable, respectively.

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

We do not enter into hedging arrangements for raw materials. The prices of raw materials that we use have not increased significantly in recent years. Our results of operations would be adversely affected if the price of these raw materials were to rise, and we were unable to pass these costs on to our customers.

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

During the years ended December 31, 2021 and 2020, the Company had utilized six separate US based co-packers for most its production needs. Although there are other packers that could produce the Company’s beverages, a change in packers may cause a delay in the production process, which could ultimately affect operating results.

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

There has been a very limited public trading market for our securities and the market for our securities may continue to be limited and be sporadic and highly volatile.

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

Class action or other litigation relating to alcohol abuse, or the misuse of alcohol could adversely affect our business.

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

Collectively, members of our board of directors and our executive officers hold approximately 11.2% of the Company’s outstanding common stock, beneficially own approximately 26.7% of our common stock and may greatly influence the outcome of all matters on which stockholders vote.

Collectively, members of our board of directors and our executive officers hold approximately 11.2% of our outstanding common stock and beneficially own approximately 26.7% of our common stock. Members of our board of directors and our executive officers may influence the outcome of certain matters on which stockholders vote. (Beneficial ownership is calculated pursuant to Section 13d-3 of the Securities Exchange Act of 1934, as amended, and includes shares underlying derivative securities which may be exercised or converted within 60 days.)

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

Our Articles of Incorporation authorize the Board of Directors to issue up to 180,000,000 shares of common stock and up to 500,000 shares of preferred stock. The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment, and the new securities may have rights, preferences and privileges senior to those of our common stock.

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

Risk Factors Related to Environmental and Social Factors

Water scarcity and poor quality could negatively impact our costs and capacity.

Water is a main ingredient in substantially all of our products, is vital to the production of the agricultural ingredients on which our business relies and is needed in our manufacturing process. It also is critical to the prosperity of the communities we serve and the ecosystems in which we operate. Water is a limited resource in many parts of the world, facing unprecedented challenges from overexploitation, increasing demand for food and other consumer and industrial products whose manufacturing processes require water, increasing pollution and emerging awareness of potential contaminants, poor management, lack of physical or financial access to water, sociopolitical tensions due to lack of public infrastructure in certain areas of the world and the effects of climate change. As the demand for water continues to increase around the world, and as water becomes scarcer and the quality of available water deteriorates, we may incur higher costs or face capacity constraints, which could adversely affect our profitability.

Increased demand for food products and decreased agricultural productivity may negatively affect our business.

As part of the manufacture of our beverage products, we and our bottling partners use a number of key ingredients that are derived from agricultural commodities; decreased agricultural productivity in certain regions of the world as a result of changing weather patterns; increased agricultural regulations; and other factors have in the past, and may in the future, limit the availability and/or increase the cost of such agricultural commodities and could impact the food security of communities around the world.

Climate change and legal or regulatory responses thereto may have a long-term adverse impact on our business and results of operations.

There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of key agricultural commodities, which are important sources of ingredients for our products, and could impact the food security of communities around the world. Climate change may also exacerbate water scarcity and cause a further deterioration of water quality in affected regions, which could limit water availability for our independent bottlers. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. Increasing concern over climate change also may result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. Increased energy or compliance costs and expenses due to increased legal or regulatory requirements may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our beverage products. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations.

.

Adverse weather conditions could reduce the demand for our products.

The sales of our products are influenced to some extent by weather conditions in the markets in which we operate. Unusually cold or rainy weather during the summer months may have a temporary effect on the demand for our products and contribute to lower sales, which could have an adverse effect on our results of operations for such periods.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Property

The Company leases 8,620 square feet of office space in Norwalk, Connecticut, which serves as our principal executive offices. The lease commenced September 1, 2018 and continues in effect for a period of 5.5 years.

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

On December 21, 2021, our shareholders approved an increase in the number of authorized shares of common stock from 120 million to 180 million. As of March 25, 2022, there were approximately 170 holders of record of the common stock (including only non-objecting beneficial owners of record) and 112,440,142 outstanding shares of common stock.

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

Item 6. [Reserved]

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

Results of Operations

Overview

During the year ended December 31, 2021, the Company expanded its retail footprint outside of grocery and natural channels that historically represent the majority of our products sold. The Company continued to expand growth in its 12-ounce can product line led by Ginger Ale and Ginger Beer growth, fully utilizing its expanded network of co-packers to support this growth. In addition to our traditional sales channels, the Company is utilizing its ecommerce platform that includes their branded web sites and Amazon to offer its line of shots, ginger candy and drinks packaged in cans.

A public equity offering which closed during the year ended December 31, 2021, provided the Company with funds for working capital and general corporate purposes. These funds enabled us to initiate the implementation of our 2021 strategy that included driving growth while strategically reducing operating costs.

The Company remains focused on driving sales growth and improving margin. The sales growth focus is on channel expansion, new product introduction and improved sales execution. The margin enhancement initiative is driven by co-packer upgrades, better leveraged purchasing and improved efficiency. Underpinning these initiatives is a focus on strategically reducing operating costs.

COVID-19 Considerations

During the year ended December 31, 2021, the COVID-19 pandemic has impacted our operating results and the Company anticipates a continued impact for the balance of the year. In addition, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. Based on the recent increase in demand for our products, we believe that over the long term, there will continue to be strong demand for our products.

Through December 31, 2021, the Company has experienced higher transportation expenses as the capacity in the freight market has not kept up with demand. The Company believes that costs will continue to increase throughout the year. In addition, the Company experienced increases in the pricing of several of its raw materials and delays in procuring several of these items. However, mitigation plans are being implemented to manage this risk. Additionally, the Company was negatively impacted by supply chain challenges impacting our ability to benefit from strong demand for and increased sales of our product. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins and net income. The Company anticipates a continued impact throughout 2022.

Our ability to operate without significant incremental negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Since the inception of the COVID-19 pandemic and through December 31, 2021, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part in the infection prevention and remain flexible in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

Net sales for the year ended December 31, 2021, were up 19% from the prior year period. Through December 31, 2021, we continue to generate cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of this Form 10-K.

Results of Operations – Year Ended December 31, 2021

The following table sets forth key statistics for the years ended December 31, 2021 and 2020, in thousands:

	Year Ended December 31,		Pct.
	2021	2020	Change
Gross billing (A)	$54,658	$46,801	17%
Less: Promotional and other allowances (B)	5,059	5,186	-2%
Net sales	$49,599	$41,615	19%

Cost of goods sold	36,001	28,849	25%
% of Gross billing	66%	62%
% of Net sales	73%	69%
Gross profit	$13,598	$12,766	7%
% of Net sales	27%	31%

Expenses
Delivery and handling	$11,939	$6,856	74%
% of Net sales	24%	16%
Dollar per case ($)	3.95	2.76
Selling and marketing	9,665	7,503	29%
% of Net sales	19%	18%
General and administrative	7,965	7,023	13%
% of Net sales	16%	17%
Total Operating expenses	29,569	21,382	38%

Loss from operations	$(15,971)	$(8,616)	85%

Interest expense and other expense	$(431)	$(1,561)	-72%

Net loss	$(16,402)	$(10,177)	61%

Loss per share – basic and diluted	$(0.18)	$(0.17)	7%

Weighted average shares outstanding - basic & diluted	91,234,406	60,644,842	50%

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

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity through the years ended December 31, 2021.

	Total	Total		Per Case	Per Case
	2021	2020	vs PY	2021	2020	vs PY
Cases:
Reed’s	1,605	1,254	28%
Virgil’s	1,388	1,204	15%
Total Core	2,993	2,458	22%
Non Core	2	2	0%
Candy	28	26	8%
Total	3,023	2,486	22%

Gross Billing:
Core	$53,263	$45,324	18%	$17.8	$18.4	-3%
Non Core	362	556	-35%	181.0	278.0	-35%
Candy	1,033	921	12%	36.9	35.4	4%
Total	$54,658	$46,801	17%	18.1	18.8	-4%

Discounts: Total	$(5,059)	$(5,186)	-2%	$(1.7)	$(2.1)	-20%

COGS:
Core	$(34,804)	$(28,139)	24%	$(11.6)	$(11.4)	2%
Non Core	(304)	(110)	176%	(152.0)	$(55.0)	176%
Candy	(893)	(600)	49%	(31.9)	$(23.1)	38%
Total	$(36,001)	$(28,849)	25%	$(11.9)	$(11.6)	3%

Gross Margin:	$13,598	$12,766	7%	$4.5	$5.1	-12%
as % Net Sales	27%	31%

Sales, Cost of Sales, and Gross Margins

As part of the Company’s ongoing initiative to simplify and streamline operations the Company has identified core products on which to place its strategic focus. These core products consist of Reed’s and Virgil’s branded beverages. Non-core products consist primarily of Wellness Shots, candy and slower selling discontinued Reed’s and Virgil’s SKUs.

Core beverage volume for the year ended December 31, 2021, represents 99% of all beverage volume.

Core brand gross billing increased by 18% to $53,263 compared to the same period last year, driven by Reed’s volume growth of 28% and Virgil’s volume growth of 15%. The result is an increase in total gross billing of 17%, to $54,658 in the year ended December 31, 2021, from $46,801 during the year ended December 31, 2020. Price on our core brands decreased 3% to $17.80 per case due to a shift in mix to lower priced, higher margin products.

Discounts as a percentage of gross billing decreased to 9% from 11% in the same period last year. As a result, net sales revenue grew 19% in the year ended December 31, 2021, to $49,599, compared to $41,615 in the same period last year.

Cost of Goods Sold

Cost of goods sold increased $7,152 during the year ended December 31, 2021, as compared to the same period last year. As a percentage of net sales, cost of goods sold for the year ended December 31, 2021, was 73% as compared to 69% for the same period last year.

The total cost of goods per case increased to $11.91 per case in the year ended December 31, 2021, from $11.60 per case for the same period last year. The cost of goods sold per case on core brands was $11.63 during the year ended December 31, 2021, compared to $11.45 for the same period last year.

Gross Margin

Gross margin was 27% for the year ended December 31, 2021, compared to 31% for the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses increased by $5,083 in the years ended December 31, 2021, to $11,939 from $6,856 in the same period last year, driven by increased volumes, ecommerce fulfilment costs, and increasing freight rates due to market conditions. Delivery costs in the year ended December 31, 2021, were 24% of net sales and $3.95 per case, compared to 16% of net sales and $2.76 per case during the same period last year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses increased $2,162 to $9,665 during the year ended December 31, 2021, compared to $7,503 during the same period last year. As a percentage of net sales, selling and marketing costs increased to 19% during the year ended December 31, 2021, as compared to 18% during the same period last year. The increase was driven by staffing costs, stock compensation, and distributor buyout.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, operations and finance personnel, as well as professional fees. General and administrative expenses increased in the year ended December 31, 2021, to $7,965 from $7,023 an increase of $942 over the same period last year. The increase was driven by higher legal settlements, liquor licensing fees, loss on sale of assets, recycling fees, postage, public company costs, travel expenses, depreciation, and bad debt, partially offset by lower stock compensation.

Loss from Operations

The loss from operations was $15,971 for the year ended December 31, 2021, as compared to a loss of $8,616 in the same period last year driven by increased gross profit offset by increases in operating expenses discussed above.

Interest and Other Income (Expense)

Interest and other income for the year ended December 31, 2021, consisted of $1,201 of interest expense offset by $770 gain on forgiveness of debt. During the same period last year, interest and other expense consisted of $1,307 of interest expense, loss on extinguishment of debt of $262, offset by the change in fair value of our warrant liability of $8.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the year ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Net loss	$(16,402)	$(10,177)

Modified EBITDA adjustments:
Depreciation and amortization	243	204
Interest expense	1,201	1,307
Stock option and other noncash compensation	1,927	1,592
Gain on extinguishment of debt	(770)	-
Legal settlement	292	-
Loss on extinguishment of debt	-	262
Change in fair value of warrant liability	-	(8)
Impairment and severance costs	-	5
Total EBITDA adjustments	$2,893	$3,362

Modified EBITDA	$(13,509)	$(6,815)

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

Liquidity, Capital Resources and Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern for one year from the date these financial statements are issued. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

For the year ended December 31, 2021, the Company recorded a net loss of $16,402 and used cash in operations of $17,589. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these financial statements. In addition the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2021, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

During 2021, the Company conducted public offerings and sold 6.7 million of its common shares and received net proceeds of $7,327.

On March 10, 2022, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with certain institutional and accredited investors (the “Purchasers”) pursuant to which the Purchasers agreed to purchase, and the Company agreed to issue and sell to the Purchasers in a private placement, an aggregate of 18,594,571 shares (“Shares”) of the Company’s common stock, $0.0001 par value (“Common Stock”), and warrants (“Warrants”) to purchase an aggregate of 9,297,289 shares of Common Stock (the “Private Placement”). The purchase price per share of common stock and associated warrant was $0.28 for the investors (other than officers and directors of the Company) and $0.3502 for the officers and directors of the Company in compliance with the rules of the Nasdaq Stock Market. Each whole warrant entitles the holder to purchase one share of common stock at an exercise price of $0.2877 per share. The warrants are exercisable at a per share exercise price of $0.2877 for a period of five years commencing six months from the closing date. Officers and directors of the Company purchased approximately $1.1 million of the securities in the offering.  The gross proceeds to the Company, after deducting placement agent fees and other offering expenses, are approximately $5.1 million.

Historically, we have financed our operations through public and private sales of common stock, issuance of preferred and common stock, convertible debt instruments, term loans and credit lines from financial institutions, and cash generated from operations. Management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners or through obtaining credit from financial institutions. In addition, we have taken decisive action to improve our margins, including fully outsourcing our manufacturing process, streamlining our product portfolio, negotiating improved vendor contracts and restructuring our selling prices.

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Reed’s, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Reed’s, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2021, the Company incurred a net loss and utilized cash in operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to alleviate these conditions are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation

As described in Notes 2 and 3 to the financial statements, the Company’s inventories are valued at the lower of cost or net realizable value, determined on first-in, first-out (“FIFO”) basis. Management considers historical usage, forecasted demand in relation to inventory on hand, market conditions, and other factors when estimating net realizable value.

We identified management’s estimation of the net realizable value of inventory as a critical audit matter, because of the significant judgments made by management in estimating future demand and market conditions which are used to arrive at the net realizable value. This required a high degree of auditor judgment and increased auditor effort in auditing such assumptions.

The primary procedures we performed to address this critical audit matter included:

●	We obtained an understanding of management’s process for estimating net realizable value.
●	We assessed the reasonableness of management’s forecasted product demand and tested the completeness and accuracy of the underlying data used in the analyses and whether they were consistent with the historical data and evidence obtained in other areas of the audit.
●	We evaluated management’s product demand forecast for reasonableness considering historical sales by product, comparing prior period estimates to actual results of the same period, and considering trends within the industry that could impact the movement of the products provided by the Company.
●	We developed an independent expectation of the net realizable value of inventory using historic inventory activity and compared our independent expectation to the amount recorded in the financial statements.

We have served as the Company’s auditor since 2004.

/s/Weinberg & Company, P.A.
Los Angeles, California
April 15, 2022

REED’S, INC,

BALANCE SHEETS

(Amounts in thousands, except share amounts)

	December 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash	$49	$595
Accounts receivable, net of allowance of $215 and $234, respectively	5,183	4,718
Receivable from related party	933	682
Inventory	17,049	11,119
Prepaid expenses and other current assets	1,491	1,341
Total current assets	24,705	18,455

Property and equipment, net of accumulated depreciation of $561 and $361, respectively	992	920
Equipment held for sale	-	67
Intangible assets	624	615
Total assets	$26,321	$20,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,434	$6,746
Accrued expenses	286	895
Revolving line of credit	10,229	-
Payable to related party	614	557
Current portion of note payable	-	599
Current portion of lease liabilities	161	130
Total current liabilities	21,724	8,927

Lease liabilities, less current portion	394	555
Note payable, less current portion	-	171
Total liabilities	22,118	9,653

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 180,000,000 and 120,000,000 shares authorized, respectively; 93,733,975 and 86,317,096 shares issued and outstanding, respectively	9	9
Additional paid in capital	107,237	97,031
Accumulated deficit	(103,137)	(86,730)
Total stockholders’ equity	4,203	10,404
Total liabilities and stockholders’ equity	$26,321	$20,057

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2021 and 2020

(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Net Sales	$49,599	$41,615
Cost of goods sold	36,001	28,849
Gross profit	13,598	12,766

Operating expenses:
Delivery and handling expense	11,939	6,856
Selling and marketing expense	9,665	7,503
General and administrative expense	7,965	7,023
Total operating expenses	29,569	21,382

Loss from operations	(15,971)	(8,616)

Loss on extinguishment of debt	-	(262)
Gain on extinguishment of PPP note payable	770	-
Interest expense	(1,201)	(1,307)
Change in fair value of warrant liability	-	8

Net loss	(16,402)	(10,177)

Dividends on Series A Convertible Preferred Stock	(5)	(5)

Net loss attributable to common stockholders	$(16,407)	$(10,182)

Loss per share – basic and diluted	$(0.18)	$(0.17)

Weighted average number of shares outstanding – basic and diluted	91,234,406	60,644,842

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2021 and 2020

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	47,595,206	$5	9,411	$94	$77,596	$(76,548)	$1,147
Fair value of vested options	-	-	-	-	1,176	-	1,176
Fair value of vested restricted shares granted to Directors for services	444,740	-	-	-	416	-	416
Fair value of warrants issued on extinguishment of debt	-	-	-	-	402	-	402
Dividends on Series A Convertible Preferred Stock	4,530	-	-	-	5	(5)	-
Common shares issued pursuant to a rights offerings, net of offering costs	36,895,834	4	-	-	16,560	-	16,564
Common shares issued on conversion of note payable	1,339,286				857		857
Exercise of options	37,500	-	-	-	19	-	19
Net Loss	-	-	-	-	-	(10,177)	(10,177)
Balance, December 31, 2020	86,317,096	9	9,411	94	97,031	(86,730)	10,404
Fair value of vested options	-	-	-	-	1,684	-	1,684
Fair value of warrants issued as financing costs	-	-	-	-	458	-	458
Fair value of vested restricted shares granted to officers	282,727	-	-	-	243	-	243
Dividends on Series A Convertible Preferred Stock	4,645	-	-	-	5	(5)	-
Repurchase of common stock	(13,493)				(15)		(15)
Common shares issued on exercise of options	63,000				32		32
Common shares issued for financing costs	400,000				472		472
Common shares issued pursuant to a rights offerings, net of offering costs	6,680,000	-	-	-	7,327	-	7,327
Net Loss	-	-	-	-	-	(16,402)	(16,402)
Balance, December 31, 2021	93,733,975	$9	9,411	$94	$107,237	$(103,137)	$4,203

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021 and 2020

(Amounts in thousands)

	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net loss	$(16,402)	$(10,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	143	88
Loss on disposal of property & equipment	67	-
Gain on termination of leases	(2)	-
Gain on extinguishment of PPP note payable	(770)	-
Loss on extinguishment of debt	-	262
Amortization of debt discount	162	452
Amortization of prepaid financing costs	295	-
Fair value of vested options	1,684	1,176
Fair value of vested restricted shares granted to directors and officers for services	243	416
Decrease in accounts receivable allowance	(19)	(141)
Inventory write-off	(59)	(452)
Decrease in fair value of warrant liability	-	(8)
Accrual of interest on convertible note to a related party	-	558
Lease liability	(115)	(28)
Changes in operating assets and liabilities:
Accounts receivable	(446)	(2,478)
Inventory	(5,871)	(159)
Prepaid expenses and other assets	322	(759)
Decrease in right of use assets	100	116
Accounts payable	3,688	1,390
Accrued expenses	(609)	248
Net cash used in operating activities	(17,589)	(9,496)
Cash flows from investing activities:
Intangible asset trademark costs	(9)	(39)
Purchase of property and equipment	(326)	(122)
Net cash used in investing activities	(335)	(161)
Cash flows from financing activities:
Borrowings under revolving line of credit	66,234	50,975
Repayments of revolving line of credit	(56,005)	(54,636)
Capitalization of financing costs	-	(130)
Proceeds from loan payable	-	770
Amounts from related party	(193)	49
Repayment of convertible note payable	-	(4,250)
Principal repayments on finance lease obligation	(2)	(22)
Exercise of options	32	19
Repurchase of common stock	(15)	-
Proceeds from sale of common stock	7,327	16,564
Net cash provided by financing activities	17,378	9,339

Net decrease in cash	(546)	(318)
Cash at beginning of period	595	913
Cash at end of period	$49	$595

Supplemental disclosures of cash flow information:
Cash paid for interest	$430	$1,740
Non-cash investing and financing activities:
Offset accounts receivable related party and accounts payable related party	$-	$153
Dividends on Series A Convertible Preferred Stock	$5	$5
Fair value of warrant recorded to prepaid expenses	$458	$-
Common Shares issued for financing costs	$472	$-
Note Payable principal extinguished	$770	$-

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

(In thousands, except share and per share amounts)

1. Operations and Liquidity

Reed’s, Inc, (the “Company”) is the owner and maker of both Reed Craft Ginger Beer and Reed’s Real Ginger Ale and Virgil’s Handcrafted Sodas. Reed’s, Inc, The Company was established in 1989 and is incorporated in the state of Delaware.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2021, the Company recorded a net loss of $16,402 and used cash in operations of $17,589. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of December 31, 2021, we had a cash balance of $49 with borrowing capacity of $109, stockholders’ equity of $4,203 and a working capital of $2,981. On March 10, 2022, the Company issued 18,594,571 shares of common stock and warrants to purchase 9,297,289 shares of common stock in a private placement. The net proceeds to the Company, after deducting placement agent fees and other offering expenses, are approximately $5,100 (see Note 15).

Historically, we have financed our operations through public and private sales of common stock, issuance of preferred and common stock, convertible debt instruments, term loans and credit lines from financial institutions, and cash generated from operations. To alleviate these conditions, management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners or through obtaining credit from financial institutions. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

We have also taken decisive action to improve our margins, including fully outsourcing our manufacturing process, streamlining our product portfolio, negotiating improved vendor contracts and restructuring our selling prices.

COVID-19 Considerations

During the year ended December 31, 2021, the COVID-19 pandemic has impacted our operating results and the Company anticipates a continued impact for the balance of the year. In addition, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. Based on the recent increase in demand for our products, we believe that over the long term, there will continue to be strong demand for our products.

Through December 31, 2021, the Company has experienced higher transportation expenses as the capacity in the freight market has not kept up with demand. The Company believes that costs will continue to increase throughout the year. In addition, the Company experienced increases in the pricing of several of its raw materials and delays in procuring several of these items. However, mitigation plans are being implemented to manage this risk. Additionally, the Company was negatively impacted by supply chain challenges impacting our ability to benefit from strong demand for and increased sales of our product. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins and net income. The Company anticipates a continued impact throughout 2022.

Our ability to operate without significant incremental negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Since the inception of the COVID-19 pandemic and through December 31, 2021, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part in the infection prevention and remain flexible in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

Net sales for the year ended December 31, 2021, were up 19% from the prior year period. Through December 31, 2021, we continue to generate cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

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

The allowance for accounts receivable is established through a provision reducing the carrying value of receivables. At December 31, 2021 and 2020, the allowance was $215 and $234, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. At December 31, 2021 and 2020, inventory has been reduced by cumulative write-downs for inventory aggregating $135 and $194, respectively.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2021 and 2020, the Company determined there were no indicators of impairment of its property and equipment.

Intangible Assets

Intangible assets are comprised of indefinite-lived brand names acquired, so classified because we anticipate that these brand names will contribute cash flows to the Company perpetually. Indefinite-lived intangible assets are not amortized but are assessed for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired and evaluated annually to determine whether the indefinite useful life is appropriate. As part of our impairment test, we first assess qualitative factors to determine whether it is more likely than not the asset is impaired. If further testing is necessary, we compare the estimated fair value of our asset with its book value. If the carrying amount of the asset exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. For the years ended December 31, 2021 and 2020, the Company determined there was no impairment of its indefinite-lived brand names.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs aggregated $1,418 and $1,518 for the years ended December 31, 2021 and 2020, respectively.

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

For the years ended December 31, 2021 and 2020, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	December 31, 2021	December 31, 2020
Warrants	4,538,479	3,362,241
Common stock equivalent of Series A Convertible Preferred Stock	37,644	37,644
Unvested restricted common stock	111,164	150,000
Options	10,522,995	9,417,898
Total	15,210,282	12,967,783

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

Segments

The Company operates in one segment for the manufacture and distribution of our products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics, nature of products and services, and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements.

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

Gross sales. During the year ended December 31, 2021, the Company’s largest two customers accounted for 19% and 11% of gross sales, respectively. During the year ended December 31, 2020, the Company’s largest two customers accounted for 25% and 12% of gross sales, respectively.

Accounts receivable. As of December 31, 2021, the Company had accounts receivable from one customer which comprised 18% of its gross accounts receivable. As of December 31, 2020, the Company had accounts receivable from one customer which comprised 23% of its gross accounts receivable.

During the years ended December 31, 2021 and 2020, the Company utilized six separate co-packers for most its production and bottling of beverage products in the United States. The Company utilizes co-packers to produce 100% of its products. The Company has long-standing relationships with two different co-packers, and in conjunction with the sale of its manufacturing plant we entered into a third co-packing agreement with California Custom Beverage LLC (“CCB”), the purchaser of the plant (see Note 13). CCB is 100% owned by Chris Reed, founder of the Company and formerly Chief Executive Officer, Chairman, director, and most recently, Chief Innovation Officer. Although there are other packers, a change in co-packers may cause a delay in the production process, which could ultimately affect operating results.

Purchases from vendors. During the year ended December 31, 2021, the Company’s largest two vendors accounted for approximately 13% and 10% of all purchases, respectively. During the year ended December 31, 2020, the Company’s largest two vendors accounted for approximately 12% and 11% of all purchases, respectively.

Accounts payable. As of December 31, 2021, no vendor accounted for more than 10% the total accounts payable. As of December 31, 2020, the Company’s largest two vendors accounted for 12% and 10% of the total accounts payable, respectively.

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

3. Inventory

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and is comprised of the following (in thousands):

	December 31, 2021	December 31, 2020
Raw materials and packaging	$11,221	$6,793
Finished products	5,828	4,326
Total	$17,049	$11,119

4. Property and Equipment

Property and equipment is comprised of the following (in thousands):

	December 31, 2021	December 31, 2020
Right-of-use assets under operating leases	$724	$724
Right-of-use assets under finance leases	-	54
Computer hardware and software	400	400
Machinery and equipment	429	103
Total cost	1,553	1,281
Accumulated depreciation and amortization	(561)	(361)
Net book value	$992	$920

Depreciation expense for the years ended December 31, 2021 and 2020 was $143 and $88, respectively, and amortization of right-of-use assets for the years ended December 31, 2021 and 2020 was $100 and $116, respectively. During the year ended December 31, 2021, the Company disposed of right-of-use assets under finance leases with a cost of $48 and accumulated amortization of $38 and terminated $13 of related finance leases payable (see Note 8). During the year ended December 31, 2020, the Company disposed of right-of-use assets under finance leases with a net book value of $51 and terminated $51 of related finance leases (see Note 8). Additionally, during the year ended December 31, 2020, the Company reclassified $6 of right-of-use assets under operating leases to right-of-use assets under finance leases and disposed of fully depreciated computer hardware and software of $244 with zero net book value.

Equipment held for sale consists of the following (in thousands):

	December 31, 2021	December 31, 2020
Equipment held for sale	$-	$163
Reserve	-	(96)
Net book value	$-	$67

During the year ended December 31, 2021, the Company disposed the equipment held for sale and recorded a loss on disposal of $67.

5. Intangible Assets

Intangible assets are comprised of brand names acquired, specifically Virgil’s, and costs related to trademarks. They have been assigned an indefinite life, as we currently anticipate that they will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life remains appropriate. We first assess qualitative factors to determine whether it is more likely than not that the asset is impaired. If further testing is necessary, we compare the estimated fair value of our asset with its book value. If the carrying amount of the asset exceeds its fair value, as determined by the discounted cash flows expected to be generated by the asset, an impairment loss is recognized in an amount equal to that excess. Based on management’s assessment, there were no indications of impairment at December 31, 2021.

During the year ended December 31, 2021, the Company capitalized costs of $9 pertaining to legal and other fees incurred in applying for international trademarks for Reeds and Virgil’s brands.

Intangible assets consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Brand names	$576	$576
Trademarks	48	39
Total	$624	$615

6. Line of Credit

Amounts outstanding under the Company’s credit facilities are as follows (in thousands):

	December 31, 2021	December 31, 2020
Line of Credit	$10,229	$-

On October 4, 2018, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The financing agreement provides a maximum borrowing capacity of $13,000. Borrowings are based on a formula of eligible accounts receivable and inventories (the “permitted borrowings”) plus advances (an “over-advance” of up to $4,000) in excess of permitted borrowings. At December 31, 2021, the unused borrowing capacity under the financing agreement was $109. The line of credit automatically renews each year until terminated. The line of credit matured on March 30, 2022 and was automatically renewed to mature on March 30, 2023.

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

John J. Bello, current Chairman and former Interim Chief Executive Officer of Reed’s, is a related party. He is also a greater than 5% beneficial owner of Reed’s common stock. As consideration for the collateral support, Mr. Bello received 400,000 shares of Reed’s restricted stock. The Company determined the fair value of the 400,000 restricted stock to be $472 which was recorded as a prepaid financing costs of which $75 remains in prepaid expenses and other current assets on the balance sheet at December 31, 2021. The prepaid financing fee is to be amortized over a twelve-month period. During the year ended December 31, 2021, the company amortized $397 of the prepaid financing costs to interest expense.

The financing agreement with Rosenthal includes customary restrictions that limit our ability to engage in certain types of transactions, including our ability to utilize tangible and intangible assets as collateral for other indebtedness. Additionally, the agreement contains a financial covenant that requires us to meet certain minimum working capital and tangible net worth thresholds as of the end of each quarter. We were in compliance with the terms of our agreement with Rosenthal as of December 31, 2021.

The Company annually incurs an additional $130 of fees from the bank, which is equal to 1% of the $13,000 borrowing limit. These costs have been capitalized and recorded as a debt discount and are amortized over the remaining life of the Rosenthal agreement. On December 31, 2020, the remaining unamortized debt discount of $162 is included in prepaid expense and other current assets on the balance sheet. Amortization of debt discount was $162 and $452 for the year ended December 31, 2021, and 2020, respectively. On December 31, 2021, the remaining unamortized debt discount of $65 is included in prepaid expense and other current assets on the balance sheet.

7. Note Payable

On April 20, 2020, the Company was granted a loan (the “PPP loan”) from City National Bank in the aggregate amount of $770, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. At December 31, 2020, the note payable balance was $770. During the year ended December 31, 2021, the Company was notified that its PPP loan forgiveness application was approved in full, and the Company recorded the loan forgiveness as a gain on extinguishment of $770.

8. Leases Liabilities

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

During the years ended December 31, 2021 and 2020, lease costs totaled $179 and $181, respectively.

As of December 31, 2020, lease liabilities totaled $685, made up of finance lease liabilities of $16 and operating lease liabilities of $669. During the year ended December 31, 2021, the Company terminated $13 of finance leases, and made payments of $2 towards its finance lease liability and $78 towards its operating lease liability. As of December 31, 2021, operating lease liabilities totaled $555.

As of December 31, 2021, the weighted average remaining lease terms for an operating lease are 3.00 years. As of December 31, 2021, the weighted average discount rate for operating lease is 12.60%.

Future minimum lease payments under the leases are as follows (in thousands):

Years Ending December 31,	Amounts
2022	$222
2023	226
2024	221
2025	-
2026	-
Total payments	669
Less: Amount representing interest	(114)
Present value of net minimum lease payments	555
Less: Current portion	(161)
Non-current portion	$394

9. Stockholders’ Equity

Series A Convertible Preferred Stock

Series A Convertible Preferred Stock (the “Preferred Stock”) consists of $10 par value, 5% non-cumulative, non-voting, participating preferred stock, with a liquidation preference of $10.00 per share. 500,000 shares are authorized. As of December 31, 2021, and 2020, there were 9,411 shares outstanding. Each share of Preferred Stock can be converted into four shares of the Company’s common stock.

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

During the year ended December 31, 2020, the Company paid dividends on the Preferred Stock through the issuance of 4,530 shares of its common stock, respectively, which based upon the then-current market price of the stock equated to dividends of $5 in each of the years. During the year ended December 31, 2021, the Company accrued dividends on the Preferred Stock of $5 and is included in accrued expenses in the accompanying balance sheets. No shares of Series A preferred stock were converted into common stock in 2021 and 2020.

Common Stock

The Company’s common stock has a par value of $.0001. On December 30, 2021, our shareholders approved an increase in the authorized number of common shares from 120,000,000 to 180,000,000. On December 21, 2020, our shareholders approved an increase in the authorized number of common shares from 100,000,000 to 120,000,000. As of December 31, 2021, there were 180,000,000 shares authorized, and 93,733,975 shares of common stock outstanding. As of December 31, 2020, there were 120,000,000 shares authorized with 86,317,096 shares of common stock outstanding.

Common Stock Issuance

In May 2021, the Company conducted a public offering of 6,680,000 shares of its common shares at a public offering price of $1.18 per share. The net proceeds to the Company from this offering are $7,327, after deducting underwriting discounts and commissions and other offering expenses.

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

Common stock repurchases

During the year ended December 31, 2021, the Company repurchased 13,493 shares of common stock from an officer for $15 based on the market value of share on the date repurchased. The Company retired the shares.

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

On December 21, 2020, the 2020 Equity Incentive Plan (the “2020 Plan”) was approved by our shareholders. The 2020 Plan provides for the issuance of up to 8,500,000 shares. Options issued and forfeited under the 2020 plan contain an Evergreen provision and cannot be re-priced without shareholder approval. As of December 31, 2021, shares issuable under the 2020 Plan were 3,874,048.

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

Restricted common stock

The following table summarizes restricted stock activity during the years ended December 31, 2021 and 2020:

	Unvested Shares	Issuable Shares	Fair Value at Date of Issuance	Weighted Average Grant Date Fair Value
Balance, December 31, 2019	-	-	$-	$-
Granted	594,740	-	508	0.85
Vested	(444,740)	444,740	-	-
Forfeited	-	-	-	-
Issued	-	(444,740)	(416)	-
Balance, December 31, 2020	150,000	-	92	0.89

Granted	245,900	-	226	0.92
Vested	(282,727)	282,727	-	-
Forfeited	(2,009)	-	-	0.89
Issued	-	(282,727)	(264)	-
Balance, December 31, 2021	111,164	-	$54	$0.89

During the year ended December 31, 2021, the Company issued 245,900 restricted stock awards to five non-employee directors. 61,475 of these restricted stock awards vested on February 1, 2021, May 1, 2021, August 1, 2021, and November 1, 2021. The aggregate fair value of the stock awards was $226 based on the market price of our common stock price which was $0.92 per share on the date of grants and is amortized as shares vest.

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

The total fair value of restricted common stock vesting during the year ended December 31, 2021 and 2020 was $243 and $416, respectively, and is included in general and administrative expenses in the accompanying statements of operations. As of December 31, 2021, the amount of unvested compensation related to issuances of restricted common stock was $54, which will be recognized as an expense in future periods as the shares vest. When calculating basic loss per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

Stock Options

As of December 31, 2021, the Company has issued stock options to purchase an aggregate of 10,522,995 shares of common stock. The Company’s stock option activity during the years ended December 31, 2021 and 2020 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	3,265,630	$2.19	7.09	$6
Granted	6,893,752	0.87
Exercised	(37,500)	0.50
Unvested forfeited or expired	(515,941)	2.10
Vested forfeited or expired	(188,043)	4.20
Outstanding at December 31, 2020	9,417,898	$1.19	8.55	$78
Granted	3,386,882	1.05
Exercised	(63,000)	0.50
Unvested forfeited or expired	(2,052,954)	1.22
Vested forfeited or expired	(165,831)	2.83
Outstanding at December 31, 2021	10,522,995	$1.12	7.88	$-
Exercisable at December 31, 2021	3,671,949	$1.24	6.40	$-

During the year ended December 31, 2021, the Company received proceeds of $32 and issued 63,000 shares of common shares on the exercise of stock options.

During the year ended December 31, 2021, the Company approved options exercisable into 3,386,882 shares to be issued pursuant to Reed’s 2020 Equity Incentive Plan. 3,386,882 options were issued to employees, 1,693,441 options vesting annually over a four-year vesting period, and 1,693,441 options that will vest based on performance criteria to be established by the board of directors

The stock options are exercisable at prices ranging from $0.98 to $1.18 per share and expire in ten years. The total fair value of these options at grant date was approximately $2,412, which was determined using a Black-Scholes-Merton option pricing model with the following average assumption: stock price of $1.05 per share, expected term of six years, volatility of 79%, dividend rate of 0%, and weighted average risk-free interest rate of 0.98%. The expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award.

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

In the measurement of stock options granted in 2021 and 2020, the expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award.

During the year ended December 31, 2021 and 2020, the Company recognized $1,684 and $1,176 of compensation expense relating to vested stock options. As of December 31, 2021, the aggregate amount of unvested compensation related to stock options was approximately $2,833 which will be recorded as an expense in future periods as the options vest.

As of December 31, 2021, the outstanding options have no intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of December 31, 2021, which was $0.36, and the exercise price of the outstanding stock options.

Additional information regarding options outstanding and exercisable as of December 31, 2021, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares Exercisable	Weighted Average Exercise Price
$0.50 - $0.88	1,749,336	$0.66	8.18	1,022,824	$0.57
$0.89 - $1.34	6,718,000	0.99	8.76	1,145,591	0.95
$1.60 - $2.40	1,609,753	1.73	4.43	1,222,878	1.72
$2.44 - $3.66	415,906	2.71	6.23	250,656	2.82
$3.74 - $5.61	30,000	3.74	0.75	30,000	3.74
	10,522,995	$1.12	7.88	3,671,949	$1.12

11. Stock Warrants

As of December 31, 2021, the Company has issued warrants to purchase an aggregate of 4,538,479 shares of common stock. The Company’s warrant activity during the years ended December 31, 2021 and 2020 is as follows:

	Shares	Weighted -Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2019	6,413,782	$2.06	1.52	$-
Granted	1,000,000	0.64
Exercised	-	-
Forfeited or expired	(4,051,541)	2.03
Outstanding at December 31, 2020	3,362,241	1.56	2.49	$-
Granted	1,500,000	0.46
Exercised	-	-
Forfeited or expired	(323,762)	4.04
Outstanding at December 31, 2021	4,538,479	$1.02	2.77	$-
Exercisable at December 31, 2021	4,538,479	$1.02	2.77	$-

On November 24, 2021, the Company granted John Bello, current Chairman, significant shareholder and former Interim Chief Executive Officer of Reed’s, who is a related party, a 5-year warrant to purchase 1,500,000 shares of the Company common stock with an exercise price of $0.46. The fair value of the warrants granted was determined to be $458 and was recorded as a prepaid financing costs. During the year ended December 31, 2021, the Company amortized $148 of prepaid financing costs to interest expense, leaving a balance remaining of $310 to be amortized through July 2022. The fair value of the warrant was calculated using the Black-Scholes option pricing model using the following assumptions – stock price of $0.46; exercise price of $0.44; expected life of 5 years; volatility of 84.7%; dividend rate of 0% and discount rate of 0.77%. As of December 31, 2021, the outstanding warrants have no intrinsic value. The risk-free interest rate is based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate its future volatility. The expected life of the warrant is based upon its remaining contractual life. The expected dividend yield reflects that the Company has not paid dividends to its common stockholders in the past and does not expect to do so in the foreseeable future.

On December 11, 2020, the Company issued to Raptor a 5-year warrant to purchase 1,000,000 shares of the Company common stock with an exercise price of $0.64. The fair value of the warrants granted was determined to be $402. The fair value of the warrant was calculated using the Black-Scholes option pricing model using the following assumptions – stock price of $0.64; exercise price of $0.64; expected life of 5 years; volatility of 79%; dividend rate of 0% and discount rate of 0.51%. During the year ended December 31, 2020, warrants to acquire 4,051,541 shares of common stock expired. As of December 31, 2020, the outstanding warrants had no intrinsic value.

Additional information regarding warrants outstanding and exercisable as of December 31, 2021, is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares Exercisable	Weighted Average Exercise Price
$0.01 - $0.99	2,500,000	$0.53	4.52	2,500,000	$0.53
$1.00 - $1.99	1,560,194	1.50	0.64	1,560,194	1.50
$2.00 - $2.99	478,285	2.00	0.54	478,285	2.00
	4,538,479	$1.02	2.77	4,538,479	$1.02

12. Income Taxes

For the years ended December 31, 2021 and 2020, a reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	December 31, 2021	December 31, 2020
Federal statutory tax rate	(21)%	(21)%
State rate, net of federal benefit	(5)%	(5)%
	(26)%	(26)%
Effect of change in tax rate	-%	-%
Valuation allowance	26%	26%
Effective tax rate	$-	$-

As of December 31, 2021 and 2020, significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2021	December 31, 2020
Deferred income tax asset:
Net operating loss carryforwards	$18,573	$15,641
Disqualified corporate interest expense	1,078	857
Stock-based compensation	1,764	1,260
Accounts receivable allowances	26	61
Inventory reserves	35	51
Operating lease liability	145	179
Reserve for asset impairment	58	58
Gross deferred tax assets	21,679	18,107
Valuation allowance	(21,490)	(17,903)
Total deferred tax assets	189	203
Deferred tax liabilities:
Operating lease right-of-use asset	(189)	(203)
Deferred finance costs	-	-
Total deferred tax liabilities	(189)	(203)
Net deferred tax asset (liability)	$-	$-

At December 31, 2021 and 2020, the Company had available Federal and state net operating loss carryforwards (“NOL”s) to reduce future taxable income. For Federal purposes the amounts available were approximately $63,000 and $66,000, respectively. For state purposes approximately $36,000 and $42,000 was available at December 31, 2021 and 2020, respectively. The Federal carryforward for NOLs arising in years prior to 2019 is approximately $44,000, which expires on various dates through 2038. NOLs for 2019, 2020 and 2021 of approximately 19,000, can be carried forward indefinitely, but are only able to offset 80% of taxable income in future years. The state carryforward expires on various dates through 2041. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOL may be limited as a result of changes in stock ownership. NOLs incurred subsequent to the latest change in control are not subject to the limitation.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2021 and 2020, the Company did not have a liability for unrecognized tax benefits.

The Company recognizes as income tax expense, interest and penalties on uncertain tax provisions. As of December 31, 2021 and 2020, the Company has not accrued interest or penalties related to uncertain tax positions. Tax years 2017 through 2021 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the NOLs and will recognize the appropriate deferred tax asset at that time.

13. Related Party Transactions

On December 31, 2018, the Company completed the sale of its Los Angeles manufacturing plant to California Custom Beverage, LLC (“CCB”), an entity owned by Christopher J. Reed, a related party, and CCB assumed the monthly payments on our lease obligation for the Los Angeles manufacturing plant. Our release from the obligation by the lessor, however, is dependent upon CCB’s deposit of $1,200 of security with the lessor. The deposit is secured by Mr. Reed’s pledge of common stock to the lessor and guaranteed personally by Mr. Reed and his wife. As of December 31, 2021, $800 has been deposited with the lessor and Mr. Reed has placed approximately 363,000 pledged shares valued at $131 that remain in escrow with the lessor.

Beginning in 2019, we are to receive a 5% royalty on CCB’s private label sales to existing customers for three years and a 5% referral fee on CCB’s private label sales to referred customers for three years. During the year ended December 31, 2021 and 2020, the Company recorded royalty revenue from CCB of $72 and $98, respectively.

At December 31, 2020, the Company had an aggregate receivable balance from CCB of $682. During the year ended December 31, 2021, the Company recorded royalty revenue receivable of $72, and advanced expenses of $179, leaving an aggregate receivable balance of $933 at December 31, 2021.

At December 31, 2021, and December 31, 2020, the Company had accounts payable due to CCB of $614 and $557, respectively.

Any over-advance on the Company’s line of credit with Rosenthal was guaranteed by an irrevocable stand-by letter of credit in the amount of $1,500, issued by Daniel J. Doherty III and the Daniel J. Doherty, III 2002 Family Trust, affiliates of Raptor/Harbor Reeds SPV LLC (“Raptor”). On March 11, 2020, the Company entered into an amendment to the financing agreement, releasing that irrevocable standby letter of credit of $1,500 by Raptor with a $2,000 pledge of securities to Rosenthal by John J. Bello and Nancy E. Bello, as Co-Trustees of The John and Nancy Bello Revocable Living Trust. John J. Bello, current Chairman, significant shareholder and former Interim Chief Executive Officer of Reed’s, is a related party. As consideration for the collateral support, Mr. Bello received 400,000 shares of Reed’s restricted stock.

On November 24, 2021, the Bello trust provided additional collateral support securing a $2,500,000 over-advance under the Financing Agreement, and John J. Bello also provided a personal guarantee. The additional collateral was released on March 17, 2022 along with the personal guarantee. The initial pledged collateral was released March 30, 2022 with the pay-off of the Rosenthal facility.

Lindsay Martin, daughter of a director of the Company, was employed as Vice President of Marketing during the years ended December 31, 2021 and 2020. Ms. Martin was paid approximately $181 and $215, respectively, for her services during the years ended December 31, 2021 and 2020, respectively.

14. Commitments and Contingencies

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

15. Subsequent Events

On March 10, 2022, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors pursuant to which the investors agreed to purchase 18,594,571 shares of the Company’s common stock and warrants to purchase 9,297,289 shares of common stock in a private placement. The warrants have an exercise price of $0.2877 per share for a period of five years commencing six months from the closing date of March 11, 2022. The purchase price per share of common stock and associated warrant was $0.28 for certain investors and was $0.3502 for investors who are officers and directors of the Company in compliance with the rules of the Nasdaq Stock Market. The net proceeds to the Company, after deducting placement agent fees and other offering expenses, was approximately $5.1 million. The officers and directors of the Company purchased approximately $1.1 million of the securities in the offering.

On March 21, 2022, the Board of Directors of the Company, upon recommendation from its governance committee, expanded the board from six to seven members and appointed Mr. Leon M. Zaltzman to serve as director.

Mr. Zaltzman is the founder and managing member of Union Square Park Capital Management, LLC (“USPCM”), and is also the managing member of Union Square Park GP (“USPGP”). USPCM and USPGP serve as the investment manager and general partner to Union Square Park Partners, LP (“USPP Fund”), respectively. Foregoing entities hereinafter collectively referred to as the “Union Square Entities”.

USPP Fund participated in the Company’s recent private placement of common stock and it acquired 10,714,286 shares of common stock and warrants to purchase 5,357,143 shares of common stock for $3,000. Prior to the private placement, Mr. Zaltzman and the Union Square Entities beneficially owned approximately 7.79% of Reed’s common stock. After the private placement, Mr. Zaltzman and the Union Square Entities beneficially owned approximately 14.6% of Reed’s common stock.

On March 28, 2022, the Company entered into a financing agreement with Alterna Capital Solutions (“ACS”), for a line of credit to replace its existing credit facility. The ACS line of credit is for a term of 3 years and provides for borrowings of up to $13,000. Borrowings are based upon eligible accounts receivable and inventory. The line of credit is secured by eligible accounts receivable and inventory of the Company. Inventory collateral is set to a maximum of 100% of eligible accounts receivable. An overadvance rider is in place which provides for up to $400 of additional borrowing beyond those amounts (the “Over Advance”).

Borrowings under the ACS financing agreement bear interest of prime plus 4.75% but not less than 8.0% on receivables. Borrowings based on inventory bear an interest of prime plus 5.25% but not less than 8.5%. The additional overadvance rider bears a rate of prime plus 12.75%, but not less than 16.00%. Additionally, the line of credit is subject to monthly monitoring fee of $1 with a minimum usage requirement on the credit facility. A loan balance of less than $1,500 will bear interest at a rate in line with account receivables advances plus the monthly monitoring fee of $1.

The Company incurred $503 of direct costs of the transaction, consisting primarily of broker, bank and legal fees. These costs have been capitalized and are being amortized over the 3-year life of the ACS agreement.

On March 30, 2022, the Company paid in full its outstanding balance on its credit facility with Rosenthal & Rosenthal, Inc.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and the oversight of our audit committee, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report does not contain an attestation report of our independent registered public accounting firm related to internal control over financial reporting because the rules for smaller reporting companies provide an exemption from the attestation requirement.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

On March 28, 2022, the Company entered into a financing agreement with Alterna Capital Solutions (“ACS”), for a line of credit to replace its existing credit facility with Rosenthal & Rosenthal, Inc. The ACS line of credit is for a term of 3 years and provides for borrowings of up to $13,000. Borrowings are based upon eligible accounts receivable and inventory. The line of credit is secured by eligible accounts receivable and inventory of the Company. Inventory collateral is set to a maximum of 100% of eligible accounts receivable. An overadvance rider is in place which provides for up to $400 of additional borrowing beyond those amounts (the “Over Advance”).

Borrowings under the ACS financing agreement bear interest of prime plus 4.75% but not less than 8.0% on receivables. Borrowings based on inventory bear an interest of prime plus 5.25% but not less than 8.5%. The additional overadvance rider bears a rate of prime plus 12.75%, but not less than 16.00%. Additionally, the line of credit is subject to monthly monitoring fee of $1 with a minimum usage requirement on the credit facility. A loan balance of less than $1,500 will bear interest at a rate in line with account receivables advances plus the monthly monitoring fee of $1.

The Company incurred $503 of direct costs of the transaction, consisting primarily of broker, bank and legal fees. These costs have been capitalized and are being amortized over the 3-year life of the ACS agreement.

On March 30, 2022, the Company paid in full its outstanding balance on its credit facility with Rosenthal & Rosenthal, Inc.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable,

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

General

Reed’s current directors have terms which will end at the next annual meeting of the stockholders and until each of their successors is elected and qualified. The following table sets forth certain information with respect to our current directors and executive officers as of date of this Annual Report:

Name	Position	Age
Norman E. Snyder, Jr.	Chief Executive Officer, Director	60
Thomas J. Spisak	Chief Financial Officer	54
Neal Cohane	Chief Sales Officer	60
John J. Bello	Chairman of the Board	75
Lewis Jaffe	Director, Chairman of Governance and Compensations Committee, member of Audit and Operations Committee	64
James C. Bass	Director, Chairman of the Audit Committee and member of Compensation Committee	69
Rhonda Kallman	Director, member of the Compensation and Governance Committees	61
Louis Imbrogno, Jr.	Director, member of the Audit Committee	76
Leon M. Zaltman	Director	52

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

Lewis Jaffe has served as a director since October 19, 2016, is Chairman of the Governance Committee and a member of the Audit and Compensation Committees. Since August 2014, Mr. Jaffe is an Executive-in-Residence and Clinical Faculty at the Fred Kiesner Center for Entrepreneurship, Loyola Marymount University. He is also a technology futurist, Executive Coach and Public Speaker. Since January 2010, Mr. Jaffe has served on the board of FitLife Brands Inc. (FTLF:OTCBB) and serves on its audit, compensation and governance committees. Since 2006 he has served on the board of directors of York Telecom, a private company, and serves on its compensation and governance committees. From 2006 to 2008 Mr. Jaffe was Interim Chief Executive Officer and President of Oxford Media, Inc. Mr. Jaffe has also served in executive management positions with Verso Technologies, Inc., Wireone Technologies, Inc., Picturetel Corporation, and he was also previously a Managing Director of Arthur Andersen. Mr. Jaffe was the co-founder of MovieMe Network. Mr. Jaffe also served on the Board of Directors of Benihana, Inc. as its lead independent director from 2004 to 2012.

Mr. Jaffe is a graduate of the Stanford Business School Executive Program, holds a Bachelor of Science from LaSalle University and holds a Masters Professional Director Certification from the American College of Corporate Directors, a public company director education and credentialing program.

Louis Imbrogno, Jr. has served as a director since August 7, 2019. He served a 40-year tenure at PepsiCo, bringing extensive expertise in beverage supply chain and management. At PepsiCo he served in a variety of field operating assignments and staff positions including the role of Senior Vice President of Worldwide Technical Operations. In this role he was responsible for Pepsi-Cola’s worldwide beverage quality, concentrate operations, research & development and contract manufacturing, reporting directly to the heads of Pepsi-Cola North America and PepsiCo Beverages International. Since Mr. Imbrogno’s retirement from PepsiCo, he has consulted for multiple companies including PepsiCo.

Rhonda Kallman has served as a director since December 30, 2021. Ms. Kallman is the founder of Boston Harbor Distillery, LLC, makers of craft whiskey, gin, rum, liqueurs, and other inventive spirits, and has served as its Chief Executive Officer since 2012. In 1984 she co-founded The Boston Beer Company (NYSE: SAM) and served as EVP, overseeing sales & marketing as well as the company’s human capital. Kallman was instrumental in paving the way for craft beer acceptance by making it available throughout the US while educating consumers on American craft beer superiority. In addition, as the pioneering woman in the beer industry, she was able to lead the way for other women to earn the respect and credibility they deserve.

Leon M. Zaltzman has served as a director since March 21, 2022. Mr. Zaltzman is the founder and managing member of Union Square Park Capital Management, LLC (“USPCM”), an SEC Registered Investment Adviser firm and is also the managing member of Union Square Park GP (“USPGP”). USPCM and USPGP serve as the investment manager and general partner to Union Square Park Partners, LP (“USPP Fund”), respectively. Foregoing entities hereinafter collectively referred to as the “Union Square Entities”. Prior to founding USPCM and USPGP in April 2015, Mr. Zaltzman worked at various major banks and investment firms for over twenty years. Mr. Zaltzman received an M.B.A. degree from Columbia Business School in 1997 and a B.S.B.A. degree from the University of Denver in 1992.

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

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Reed’s under 17 CFR 240.16a-3(e) during our fiscal year ended December 31, 2021 the following individuals each filed one late Form 4 representing one transaction (unless otherwise noted): John Bello(2). None of our officers or directors filed Form 5.

Stockholder Director Nomination Procedures

There have not been any material changes to the procedures by which stockholders may recommend nominees to our board of directors.

Item 11. Executive Compensation

The following table summarizes all compensation for fiscal years 2021 and 2020 earned by our “Named Executive Officers” during the reported periods:

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	All Other Compensation (2)	Total
Norman E. Snyder, Jr.	2020	$308,782	$157,500	$121,500	$14,353	$602,135
Chief Executive Officer (Former Chief Operating Officer)	2021	$358,750	$-	$-	$14,092	$372,842

Thomas J. Spisak	2020	$253,847	$67,500	-	$3,488	$324,835
Chief Financial Officer	2021	$256,250	$-	60,746	$10,638	$327,634

Neal Cohane	2020	$213,231	$66,150		$11,656	$291,037
Chief Sales Officer	2021	$243,333	$-		$15,776	$259,110

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

Current Salary Arrangements of Other Named Executive Officers

Neal Cohane receives an annual salary which increased from $210,000 to $250,000 on March 1, 2021 with a 30% bonus target, and he is eligible to participate in benefits offered by the company to its executive officers.

Change-in-Control Provisions

General Policy

It is our general policy that awards that vest over a term greater one-year include provisions for acceleration upon a change-in-control.

Equity Compensation Plans

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

Our 2020 Plan, as amended, provides that the Compensation Committee of the board retains discretion under the 2020 Plan to determine the treatment of outstanding awards in connection with a change in control of the Company, subject to the terms of contractual agreements of executive officers. For example, the Compensation Committee may cause awards granted under the 2020 Plan to vest upon a change in control, may cancel awards in exchange for a payment of cash (or without a payment, in the case of stock options or SARs with an exercise price that exceeds fair market value), or may cause awards to be continued or substituted in connection with a change in control. For purposes of the 2020 Plan, a “change in control” generally includes (a) the acquisition of more than 50% of the company’s common stock, (b) the acquisition within a twelve-month period of 30% or more of the company’s common stock, (c) the replacement of a majority of the board of directors, within a twelve-month period, by directors whose election was not endorsed by the incumbent board of directors, or (d) the acquisition of all or substantially all of the company’s assets. The full definition of “change in control” is set out in the 2020 Plan.

General provisions of the 2017 Plan and 2020 Plan are subject to contractual modifications that may be set forth in executive employment agreements and award agreements.

Outstanding Equity Awards at Year-End

The following table sets forth information regarding unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2021:

Name and Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Norman E. Snyder, Jr.
(Chief Executive Officer, Former Chief Operating Officer)	216,936	111,500	111,500	$0.88	2/25/2030
	25,000	-	-	$0.50	3/25/2030
	122,328	62,500	62,500	$0.70	5/20/2030
	292,174	302,250	201,500	$0.95	9/16/2030

Thomas J. Spisak (Chief Financial Officer)	72,992	37,500	37,500	$0.89	3/2/2030	37,500	$13,500	37,500	$13,500
	10,000	-	-	$0.50	3/25/2030
	271,513	280,875	187,250	$0.95	9/16/2030

Neal Cohane
(Chief Sales Officer)	269,531	-	-	$1.60	3/28/2028
	75,000	-	-	$0.50	3/25/2030
	97,862	52,138	50,000	$0.70	5/20/2030
	149,170	154,314	102,876	$0.95	9/16/2030

Director Compensation

The following table summarizes the compensation paid to our non-employee directors for the year ended December 31, 2021:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
John J. Bello	$104,167	$177,758	-	-	-	$281,925
Lewis Jaffe	$37,500	$15,158	-	-	-	$52,658
James C. Bass	$37,500	$15,158	-	-	-	$52,658
Scott R. Grossman (3)	$37,500	$15,158	-	-	-	$52,658
Louis Imbrogno, Jr.	$37,500	$15,158	-	-	-	$52,658
Rhonda Kallman (4)

(1)	The amounts represent the fair value of restricted stock awards granted during the year. The award is calculated on the date of grant in accordance with Financial Accounting Standards, excluding any impact of assumed forfeiture rates.
(3)	Scott R. Grossman resigned from his position as director effective December 30, 2021.
(4)	Rhonda Kallman was elected to the board on December 30, 2021 at the Reed’s, Inc. 2021 Annual Stockholders Meeting.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 22, 2022 for (i) each Named Executive Officer and director, and (ii) all Named Executive officers and directors as a group and (iii) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock. A person is considered to beneficially own any shares (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 22, 2022. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 22, 2022 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated, the principal address of each listed executive officer and director is 201 Merritt 7 Corporate Park, Norwalk, Connecticut 06851.

Named Beneficial Owner Directors and Named Executive Officers	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
John J. Bello (2)	10,091,433	8.8%
Norman E. Snyder, Jr. (3)	1,614,606	1.4%
Neal Cohane (4)	792,840	0.7%
James C. Bass (5)	516,709	0.5%
Thomas J. Spisak (6)	497,138	0.4%
Louis Imbrogno (7)	427,217	0.4%
Lewis Jaffe (8)	399,568	4%
Leon M. Zaltzman (9)	18,012,117	14.6%
Rhonda Kallman (10)	80,344	0.1%

Directors and Named Executive Officers as a group (9 persons)	32,718,263	25.8%
5% or greater stockholders
Union Square Entities (11)	18,012,117	14.6%

* Less than 1%

(1) Based on 112,842,146 shares outstanding as of March 22, 2022.

(2) Includes 50,000 shares issuable upon exercise of currently-exercisable options, 80,344 RSAs from 2022 Board Compensation, and warrants of 1,500,000.

(3) Includes 656,438 shares issuable upon exercise of currently-exercisable options.

(4) Includes 591,563 shares issuable upon exercise of currently-exercisable options.

(5) Includes 80,000 shares issuable upon exercise of currently-exercisable options and 80,344 RSAs from 2022 Board Compensation.

(6) Includes 243,466 shares issuable upon exercise of currently-exercisable options.

(7) Includes 80,000 shares issuable upon exercise of currently-exercisable options and 80,344 RSAs from 2022 Board Compensation

(8) Includes 80,000 shares issuable upon exercise of currently-exercisable options and 80,344 RSAs from 2022 Board Compensation.

(9) On March 21, 2022, the Board of Directors of the Company, upon recommendation from its governance committee, expanded the board from six to seven members and appointed Leon M. Zaltzman to serve as director. Mr. Zaltzman is voting and dispositive control over shares held by the Union Square Entities.

(10) Includes 80,344 RSAs from 2022 Board Compensation

(11) Principal address is 1120 Avenue of the Americas, Suite 1512, New York, NY 10036. Mr. Zaltzman is the founder and managing member of Union Square Park Capital Management, LLC (“USPCM”), an SEC Registered Investment Adviser firm and is also the managing member of Union Square Park GP (“USPGP”). USPCM and USPGP serve as the investment manager and general partner to Union Square Park Partners, LP (“USPP Fund”), respectively. Foregoing entities hereinafter collectively referred to as the “Union Square Entities Mr. Zaltzman has voting and dispositive control over shares held by the Union Square Entities. Does not include 5,357,143 shares of common stock issuable upon exercise of certain warrants, which may not be exercised until September 27, 2022 and are subject to a 19.99% beneficial ownership blocker.

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

On December 21, 2020, the 2020 Equity Incentive Plan (“2020 Plan”) for 8,500,000 shares was approved by our shareholders. The 2020 Plan replaced the 2017 Plan, which would have expired by its terms on September 30, 2027. On December 30, 2021, the Amended and Restated 2020 Plan was adopted by our shareholders, increasing the 2020 Plan to 15,000,000 shares.

We have discontinued the 2017 Plan and all plans that preceded the 2017 Plan and will not issue any new awards under these prior plans, although awards granted under these plans will remain in effect.

The following table provides information, as of December 31, 2021, with respect to equity securities authorized for issuance under compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in
Plan Category	(a)	(b)	Column (a)

Equity compensation plans approved by security holders	10,522,995	$1.12	2,768,951
Equity compensation plans not approved by security holders	-	$-	-
TOTAL	10,522,995	$1.12	2,768,951

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

If a related person proposes to enter into such a transaction, arrangement or relationship, defined as a “related party transaction,” the related party must report the proposed related party transaction to our Chief Financial Officer. The policy calls for the proposed related party transaction to be reviewed and, if deemed appropriate, approved by the Governance Committee. Our Governance Committee is comprised of Lewis Jaffe and Rhonda Kallman. Mr. Jaffe serves as Chairman. The board of directors has determined both of the members of the Governance Committee are independent under the rules of the Nasdaq Stock Market, LLC. If practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the Governance Committee will review, and, in its discretion, may ratify the related party transaction. Any related party transactions that are ongoing in nature will be reviewed annually at a minimum. The related party transactions listed below were reviewed by the full board of directors. Prior to August 2005, we did not have independent directors on our board to review and approve related party transactions. The Governance Committee shall review future related party transactions.

The following includes a summary of transactions since the beginning of fiscal 2021 or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to or better than terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Transactions with California Custom Beverage, LLC (“CCB”)

As part of the sale of our beverage manufacturing equipment and private label business to California Custom Beverage, LLC (“CCB”), and entity owned by Christopher J. Reed, our founder and former Chairman, director and most recently, Chief Innovation Officer, CCB assumed the monthly payments on our lease obligation for the Los Angeles manufacturing plant. Our release from the obligation by the lessor, however, was dependent upon CCB’s deposit of $1.2 million of security with the lessor. The deposit is secured by Mr. Reed’s pledge of common stock to the lessor and guaranteed personally by Mr. Reed and his wife. As of December 31, 2021, $800 has been deposited with the lessor and Mr. Reed has placed approximately 363,000 pledged shares valued at $131 that remain pledged in in escrow in favor of lessor.

In addition, we also entered into a 3-year co-packing contract for the production of Reed’s beverages in glass bottles at prevailing West Coast market rates. We are in the process of extending this agreement through the end of the year.

Furthermore, for a period of three years terminating December 31, 2021, we received a 5% royalty on CCB’s private label sales to existing customers and a 5% referral fee on CCB’s private label sales to referred customers. During the year ended December 31, 2021 and 2020, the Company recorded royalty revenue from CCB of $72 and $98, respectively.

At December 31, 2020, the Company had an aggregate receivable balance from CCB of $682. During the year ended December 31, 2021, the Company recorded royalty revenue receivable of $72, and advanced expenses of $179, leaving an aggregate receivable balance of $933 at December 31, 2021.

At December 31, 2021, and December 31, 2020, the Company had accounts payable due to CCB of $614 and $856, respectively.

Collateral Support Received from John J. Bello

On March 11, 2021, we entered into an amendment to that certain Financing Agreement dated October 4, 2018, as amended or supplemented with our senior secured lender, Rosenthal & Rosenthal, Inc. (“Rosenthal”) releasing and replacing that irrevocable standby letter of credit by Daniel J. Doherty, III and Daniel J. Doherty, III 2002 Family Trust in the amount of $1.5 million, which served as financial collateral for certain obligations of Reed’s under the Rosenthal credit facility, with a two million dollar ($2,000,000) pledge of securities to Rosenthal by John J. Bello and Nancy E. Bello, as Co-Trustees of THE JOHN AND NANCY BELLO REVOCABLE LIVING TRUST, under trust agreement dated December 3, 2012 (the “Bello Trust”), evidenced by that certain Pledge Agreement to Rosenthal, and as to which Rosenthal has a first and only perfected security interest by the Securities Account Control Agreement held by securities broker).

On November 24, 2021, the Bello trust provided additional collateral support securing a $2,500,000 over-advance under the Financing Agreement, and John J. Bello also provided a personal guarantee. The additional collateral was released on March 17, 2022 along with the personal guarantee. The initial pledged collateral was released March 30, 2022 with the pay-off of the Rosenthal facility.

John J. Bello is the current Chairman, significant stockholder and former Interim Chief Executive Officer of Reed’s. As consideration for the collateral support, Mr. Bello received 400,000 shares of Reed’s restricted stock and a warrant to purchase up to 1,500,000 shares of common stock at an exercise price of $0.46 per share.

Leon M. Zaltzman and Union Square Entities.

On March 21, 2022, the Board of Directors of Reed’s, Inc., a Delaware corporation (“Reed’s), upon recommendation from its governance committee, expanded the board from six to seven members and appointed Leon M. Zaltzman (“Mr. Zaltzman”) to serve as director.

Mr. Zaltzman is the founder and managing member of Union Square Park Capital Management, LLC (“USPCM”), an SEC Registered Investment Adviser firm and is also the managing member of Union Square Park GP (“USPGP”). USPCM and USPGP serve as the investment manager and general partner to Union Square Park Partners, LP (“USPP Fund”), respectively. Foregoing entities hereinafter collectively referred to as the “Union Square Entities”.

USPP Fund participated in Reed’s recent private placement (the “private placement”) of common stock, $0.0001 par value (“common stock”), and warrants, which closed on March 11, 2022, in the aggregate principal amount of $3,000,000. It acquired 10,714,286 shares of common stock and warrants to purchase 5,357,143 shares of common stock in the private placement. Prior to the private placement, Mr. Zaltzman and the Union Square Entities beneficially owned approximately 7.79% of Reed’s common stock. After the private placement, Mr. Zaltzman and the Union Square Entities beneficially owned approximately 14.6% of Reed’s common stock. The common stock and shares of common stock underlying the warrants have the same registration rights granted to all investors in the private placement.

Warrants issued to USPP Fund are not exercisable until September 27, 2022 and carry a 19.99% beneficial ownership blocker. In conjunction with the private placement and USPP Fund’s role as lead investor, Reed’s and USPCM had an oral understanding pursuant to which Reed’s agreed to support the nomination of USPCM’s nominee, Leon M. Zaltzman, to the Reed’s board, upon qualification and recommendation from Reed’s governance committee. Except as set forth above, USPP Fund invested in the private placement pursuant to the same terms and conditions of the other purchasers in the private placement.

Other

Lindsay Martin, daughter of a director of the Company, was employed as Vice President of Marketing during the years ended December 31, 2021 and 2020. Ms. Martin was paid approximately $233 and $215, respectively, for her services during the years ended December 31, 2021 and 2020, respectively.

Director Independence

As of the date of this Annual Report, our board has seven directors and the following four standing committees: an Audit Committee, a Compensation Committee, a Governance Committee and an Operations Committee. The board, upon recommendation from the Compensation Committee, determined each of Lewis Jaffe, James C. Bass, Rhonda Kallman and Louis Imbrogno is an “independent director” as defined by Rule 5605(a)(2) of The NASDAQ Stock Market Rules (the “NASDAQ Rules”). Independence of board members is re-evaluated by the board annually. We intend to maintain at least a majority of independent directors on our board in the future.

Item 14. Principal Accounting Fees and Services

Weinberg & Company, P.A. (“Weinberg”) was our independent registered public accounting firm for the years ended December 31, 2021 and 2020.

The following table shows the fees paid or accrued by us for the audit and other services provided by Weinberg for the years ended December 31, 2021 and 2020:

	2021	2020

Audit Fees	$186,089	$161,597
Audit-Related Fees	-	-
Tax Fees	45,184	36,169
All Other Fees	38,896	93,548
Total	$270,169	$291,314

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

Tax Fees

Weinberg prepared our 2020 and 2019 Federal and state income tax returns.

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

Date: April 15, 2022	REED’S, INC.
a Delaware corporation

	By:	/s/ Norman E. Snyder, Jr.
Norman E. Snyder, Jr.
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Norman E. Snyder, Jr.	Chief Executive Officer,	April 15, 2022
Norman E. Snyder, Jr.	(Principal Executive Officer), Director

/s/ Thomas J. Spisak	Chief Financial Officer	April 15, 2022
Thomas J. Spisak	(Principal Financial Officer)

/s/ John J. Bello	Chairman of the Board	April 15, 2022
John J. Bello

/s/ Leon Michael Zaltzman	Director	April 15, 2022
Leon Michael Zaltzman

/s/ Lewis Jaffe	Director	April 15, 2022
Lewis Jaffe

/s/ James C. Bass	Director	April 15, 2022
James C. Bass

/s/ Rhonda Kallman	Director	April 15, 2022
Rhonda Kallman

/s/ Louis Imbrogno, Jr.	Director	April 15, 2022
Louis Imbrogno, Jr.

EXHIBIT INDEX

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Title	Herewith	Form	Exhibit	File No.	Date Filed
3 (i)	Certificate of Incorporation of Reed’s, Inc., as amended	X
3 (ii)	Amended and Restated Bylaws of Reed’s, Inc.		10-KA	3.8	001-32501	04/08/2020
4.1	Form of common stock certificate		SB-2	4.1	333-120451
4.2	Form of series A preferred stock certificate		SB-2	4.2	333-120451
4.3	Form of common stock purchase warrant issued to investors on June 2, 2016		8-K	4.1	001-32501	6/03/2016
4.4	Form of common stock purchase warrant issued to Maxim Group LLC on June 2, 2016		8-K	4.2	001-32501	6/03/2016
4.5	Form of common stock purchase warrant issued to PMC Financial Services Group, LLC on November 9, 2015		10-Q	10.1	001-32501	5/11/2016
4.6	Form of 2017-1 common stock purchase warrant		8-K	4.1	001-32501	4/24/2017
4.7	Form of 2017-2 common stock purchase warrant		8-K	4.2	001-32501	4/24/2017
4.8	Form of 2017-3 common stock purchase warrant		8-K	4.1	001-32501	7/14/2017
4.9	Form of 2017-4 common stock purchase warrant		8-K	4.2	001-32501	7/14/2017
4.10	Form of common stock purchase Warrant issued to Raptor/ Harbor Reed’s SPV on December 11, 2020		10-K	4.10	001-32501	3/30/2021
4.11	Form of Warrant (Union Square Park Partners, LP)		8-K	4.1	001-32501	3/22/2022
4.12	Form of Warrant 2022 PIPE		8-K	4.1	001-32501	3/14/2022
4 (vi)	Description of registrant’s common stock	X
10.1	Satisfaction Settlement and Release Agreement by and between Reed’s, Inc. and Raptor/ Harbor Reeds SPV, dated December 11, 2020		10-K	10.1	001-32501	3/20/2021
10.2	Registration Rights Agreement by and between Reed’s, Inc. and Raptor/ Harbor Reeds SPV, dated December 11, 2020		10-K	10.2	001-32501	3/20/2021
10.3	Amendment dated March 11, 2021 to Financing Agreement dated October 4, 2018 by and between Reed’s, Inc, and Rosenthal & Rosenthal, Inc.		10-K	10.3	001-32501	3/20/2021
10.4	Registration Rights Agreement by and between Reed’s, Inc., and purchasers signatory thereto dated May 26, 2016		8-K	10.3	001-32501	6/03/2016
10.5	Form of Registration Rights Agreement by and between Reed’s, Inc. and Raptor/Harbor Reeds SPV LLC dated April 21, 2017		8-K	10.3	001-32501	4/24/2017
10.6*	Reed’s, Inc. 2017 Incentive Compensation Plan		S-8	4.2	333-222741	1/29/2018
10.7*	Reed’s, Inc. 2020 Equity Incentive Plan		S-8	4.2	333-252140	1/15/2021
10.8	Amendment dated December 23, 2020 to Financing Agreement dated October 4, 2018 between Reed’s, Inc. and Rosenthal & Rosenthal, Inc.		10-K	10.8	001-32501	3/20/2021
10.9	Inventory Security Agreement by and between Reed’s, Inc. and Rosenthal & Rosenthal Inc. dated October 4, 2018		10-Q	10.2	001-32501	11/14/2018

10.10	Intellectual Property Security Agreement by and between Reed’s, Inc. and Rosenthal & Rosenthal Inc. dated October 4, 2018		10-Q	10.3	001-32501	11/14/2018
10.11	Security Interest (short form) by Reed’s, Inc. in favor of Rosenthal & Rosenthal Inc. dated October 4, 2018		10-Q	10.4	001-32501	11/14/2018
10.12	Termination Agreement by and between Rosenthal & Rosenthal Inc. and Raptor/Harbor Reeds SPV LLC dated October 4, 2018		10-K	10.12	001-32501	3/20/2021
10.13	Sublease Agreement by and between Reed’s, Inc., Merritt 7 Venture L.L.C., and GE Capital US Holdings, Inc., dated September 1, 2018		10-Q	10.7	001-32501	11/14/2018
10.14	Asset Purchase Agreement by and between Reed’s, Inc. and California Custom Beverage LLC dated December 31, 2018		8-K	10.1	001-32501	12/31/2018
10.15	Assignment and Assumption of Lease and Consent of Lessor by and between Reed’s, Inc. and California Custom Beverage LLC dated December 31, 2018		8-K	10.2	001-32501	12/31/2018
10.18	Form of Indemnification Agreement by and between Reed’s, Inc. and officers and directors		10-K	10.31	001-32501	4/01/2019
10.19*	Executive Employment Agreement by and between Reed’s, Inc. and Thomas J. Spisak dated December 2, 2019		10-KA	10.38	001-32501	4/08/2020
10.20*	Form of Non-Employee Director Nonstatutory Stock Option Agreement		8-K	10.1	001-32501
10.21*	Form of Executive Incentive Stock Option Agreement		10-K		001-32501	8/10/2020
10.22*	Amended and Restated Employment Agreement by and between Reed’s, Inc. and Norman E. Snyder, Jr. dated June 24, 2020		10-Q	10.1	001-32501	8/10/2020
10.23	Form of Reed’s, Inc. Promissory Note, in the principal amount of $769,816 in favor of City National Bank, dated April 20, 2020.		8-K	10.1	001-32501	5/01/2020
10.24	Manufacturing and Distribution Agreement by and between Reed’s, Inc. and B C Marketing Concepts Inc., dba Full Sail Brewing Company dated October 11, 2019		10-Q	10.3	001-32501	11/13/2019
10.25	Recipe Development Agreement Reed’s, Inc. and B C Marketing Concepts Inc., dba Full Sail Brewing Company dated October 11, 2019		10-Q	10.4	001-32501	11/13/2019
10.26	Financing Agreement by and between Reed’s, Inc. and Rosenthal & Rosenthal Inc. dated October 4, 2018		10-Q	10.1	001-32501	11/14/2018
10.27	Form of Securities Purchase Agreement by and among Reed’s, Inc, and certain investors dated March 10, 2022		8-K	10.1	001-32501	0001-32501
10.28	Form of Registration Rights Agreement by and among Reed’s, Inc, and certain investors dated March 10, 2022		8-K	10.2	001-32501	0001-32501
10.29	Amendment dated December 23, 2020 to Financing Agreement dated October 4, 2018 between Reed’s, Inc. and Rosenthal & Rosenthal, Inc.	X
10.30	Rosenthal & Rosenthal, Inc. Partial Release of Pledge Agreement dated March 17, 2022	X
10.31	Ledgered ABL Agreement by and between Reed’s, Inc. and Alterna Capital Solutions, LLC dated March 28, 2022	X
14.1	Code of Ethics		SB-2	14.1	333-157359
21	Subsidiaries of Reed’s, Inc.		10-K	21	0001-32501	3/30/2021
22(ii)	Affiliate Guarantor	X
23.1	Consent of Weinberg & Co., PA	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Label Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates a management contract or compensatory plan or arrangement.

