Form 10-Q
period 2022-03-31
REED'S, INC.
filed 2022-05-16
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 112,652,320 shares of Common Stock outstanding as of May 11, 2022.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

These forward-looking statements involve known and unknown risks, assumptions and uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements. These risks, assumptions and uncertainties include difficulty in marketing Reed’s products and services, maintaining and protecting brand recognition, the need for significant capital, our significant debt obligations, dependence on third party distributors, dependence on third party brewers, increasing costs of fuel and freight, protection of intellectual property, competition and other factors, any of which could have an adverse effect on the business plans of Reed’s, its reputation in the industry or its expected financial return from operations and results of operations. These risks, assumptions and uncertainties are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.

ii

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S, INC,

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$122	$49
Accounts receivable, net of allowance of $277 and $234, respectively	5,161	5,183
Inventory	20,848	17,049
Receivable from related party	1,135	933
Prepaid expenses and other current assets	1,561	1,491
Total current assets	28,827	24,705

Property and equipment, net of accumulated depreciation of $613 and $561, respectively	940	992
Intangible assets	624	624
Total assets	$30,391	$26,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,359	$10,434
Accrued expenses	689	286
Revolving line of credit, net of capitalized financing costs of $470 and $0, respectively	7,475	10,229
Payable to related party	735	614
Current portion of lease liabilities	167	161
Total current liabilities	25,425	21,724

Lease liabilities, less current portion	350	394
Total liabilities	25,775	22,118

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 180,000,000 shares authorized; 112,551,890 and 93,733,975 shares issued and outstanding, respectively	11	9
Additional paid in capital	112,628	107,237
Accumulated deficit	(108,117)	(103,137)
Total stockholders’ equity	4,616	4,203
Total liabilities and stockholders’ equity	$30,391	$26,321

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	March 31, 2022	March 31, 2021
Net Sales	$12,182	$12,146
Cost of goods sold	9,250	8,293
Gross profit	2,932	3,853

Operating expenses:
Delivery and handling expense	2,812	3,286
Selling and marketing expense	2,178	2,215
General and administrative expense	2,121	2,603
Total operating expenses	7,111	8,104

Loss from operations	(4,179)	(4,251)

Other income (expense)
Interest expense	(801)	(256)

Net loss	$(4,980)	$(4,507)

Net loss per share – basic and diluted	$(0.05)	$(0.05)

Weighted average number of shares outstanding – basic and diluted	97,377,408	86,631,304

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	93,733,975	$9	9,411	$94	$107,237	$(103,137)	$4,203
Fair value of vested options					225		225
Fair value of vested restricted shares granted to officers	136,594				66		66
Repurchase of common stock	(13,250)				(2)		(2)
Common shares issued for financing costs	100,000				37		37
Common shares issued for cash, net of offering costs	18,594,571	2			5,065		5,067
Net loss	-	-	-	-	-	(4,980)	(4,980)
Balance, March 31, 2022	112,551,890	$11	9,411	$94	$112,628	$(108,117)	$4,616

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	86,317,096	$9	9,411	$94	$97,031	$(86,730)	$10,404
Fair value of vested options					300		300
Fair value of vested restricted shares granted to officers	84,809				98		98
Common shares issued on exercise of options	6,000				3		3
Common shares issued for financing costs	400,000				472		472
Net loss	-	-	-	-	-	(4,507)	(4,507)
Balance, March 31, 2021	86,807,905	$9	9,411	$94	$97,904	$(91,237)	$6,770

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

(Amounts in thousands)

	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net loss	$(4,980)	$(4,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25	32
Amortization of debt discount	65	162
Amortization of prepaid financing costs	431	25
Fair value of vested options	225	292
Fair value of vested restricted shares granted to officers	66	106
Fair value of common shares issued as financing costs	37
Change in allowance for doubtful accounts	62	(69)
Inventory write-downs	10	(20)
Gain on termination of leases	-	(3)
Changes in operating assets and liabilities:
Accounts receivable	(40)	(244)
Inventory	(3,810)	(1,306)
Prepaid expenses and other assets	(617)	(484)
Decrease in right of use assets	27	24
Accounts payable	5,926	1,387
Accrued expenses	403	(446)
Lease liability	(37)	(8)
Net cash used in operating activities	(2,207)	(5,059)
Cash flows from investing activities:
Patent costs	-	(2)
Purchase of property and equipment	-	(95)
Net cash used in investing activities	-	(97)
Cash flows from financing activities:
Proceeds from line of credit	14,508	16,154
Payments on line of credit	(17,212)	(11,898)
Proceeds from sale of common stock	5,067	-
Repurchase of common stock	(2)	-
Amounts from related party, net	(81)	459
Payments on capital lease obligation	-	(2)
Proceeds from exercise of options	-	3
Net cash provided by financing activities	2,280	4,716

Net increase (decrease) in cash	73	(440)
Cash at beginning of period	49	595
Cash at end of period	$122	$155

Supplemental disclosures of cash flow information:
Cash paid for interest	$256	$70

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three Months Ended March 31, 2022 and 2021 (Unaudited)

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of Reed’s, Inc. (the “Company”, “we”, “us”, or “our”), have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 15, 2022. The accompanying condensed financial statements are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2022, and the results of its operations and its cash flows for the three months ended March 31, 2022 and 2021. The balance sheet as of December 31, 2021 is derived from the Company’s audited financial statements.

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2022.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the three months ended March 31, 2022, the Company recorded a net loss of $4,980 and used cash in operations of $2,207. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2021, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of March 31, 2022, we had a cash balance of $122, with no current availability, and $5,100 of additional borrowing capacity, stockholders’ equity of $4,616 and a working capital of $3,402.

On May 9, 2022 the Company issued $11,250 of secured convertible notes to certain institutional investors. The convertible notes mature May 9, 2025, bear interest at 10% per annum, and are secured by substantially all of the Company’s assets. The initial conversion rate of the convertible notes is 4.1503 shares of the Company’s common stock per one dollar of principal amount converted (See Note 11).

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

During the first quarter of 2022, the Company continued to strengthen its supply chain, implement gross margin enhancement initiatives, drive efficiencies in transportation and warehouse costs and reduce operating expenses.

The Company remains focused on driving sales growth and improving margin. The sales growth focus is on channel expansion, new product introduction and improved sales execution. The margin enhancement initiative is driven by co-packer upgrades, better leveraged purchasing and improved efficiency. Underpinning these initiatives is a focus on strategically reducing operating costs, particularly delivery and handling expenses. During 2021, the Company experienced elevated transportation costs over the prior year and anticipates these costs to remain elevated for the balance of 2022. Plans have been implemented to mitigate the impact of these costs.

COVID-19 Considerations

During the period ended March 31, 2022, the COVID-19 pandemic continued to impact our operating results and the Company anticipates a residual effect for the balance of the year. In addition, the pandemic could cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. Based on the recent increase in demand for our products, we believe that over the long term, there will continue to be strong demand for our products.

Through March 31, 2022, the Company was able to lower its freight costs despite a higher transportation market as the capacity in the freight market has not kept up with demand. The Company believes these challenges will continue throughout the year. In addition, the Company experienced increases in the pricing of several of its raw materials and delays in procuring several of these items. However, mitigation plans have been implemented to manage this risk. Additionally, the Company was negatively impacted by supply chain challenges impacting our ability to benefit from strong demand for, and increased sales of our product. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins and net income. The Company anticipates a continued impact throughout 2022.

Our ability to operate without significant incremental negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and protect our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Since the inception of the COVID-19 pandemic and through March 31, 2022, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part in the infection prevention and remain flexible in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

We have not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

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

Loss per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings (loss) per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive.

For the periods ended March 31, 2022 and 2021, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	March 31, 2022	March 31, 2021
Warrants	13,835,768	3,362,241
Options	10,145,176	11,028,322
Unvested restricted common stock	376,290	309,082
Series A Convertible Preferred stock	37,644	37,644
Total	24,394,878	14,737,289

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs aggregated $312 and $349 for the three months ended March 31, 2022 and 2021, respectively.

Concentrations

Net sales. During the three months ended March 31, 2022, the Company’s two largest customers accounted for 18% and 12% of net sales, respectively. During the three months ended March 31, 2021, the Company’s two largest customers accounted for 23% and 12% of net sales, respectively. No other customers exceeded 10% of net sales in either period.

Accounts receivable. As of March 31, 2022, the Company had accounts receivable from one customer which comprised 23% of its gross accounts receivable. As of December 31, 2021, the Company had accounts receivable from one customer which comprised 18% of its gross accounts receivable. No other customers exceeded 10% of gross accounts receivable in either period.

Purchases from vendors. During the three months ended March 31, 2022, the Company’s largest vendor accounted for approximately 13% of all purchases. During the three months ended March 31, 2021, the Company’s two largest vendor accounted for approximately 13% and 13% of all purchases, respectively. No other vendors exceeded 10% of all purchases in either period.

Accounts payable. As of March 31, 2022, the Company’s two largest vendors accounted for 11% and 10% of the total accounts payable, respectively. As of December 31, 2021, no vendor accounted for more than 10% the total accounts payable. No other vendors exceeded 10% of gross accounts payable in either period.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. The diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective January 1, 2024, for the Company and the provisions of this update can be adopted using either the modified retrospective method or a fully retrospective method. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Effective January 1, 2021, the Company early adopted ASU 2020-06 and that adoption did not have an impact on our financial statements and related disclosures.

In May 2021, the FASB issued ASU 2021-04 “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted ASU 2021-04 effective January 1, 2022. The adoption of ASU 2021-04 did not have any impact on the Company’s financial statement presentation or disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

2. Inventory

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, net of write downs, and is comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials and packaging	$11,853	$11,221
Finished products	8,995	5,828
Total	$20,848	$17,049

3. Property and Equipment

Property and equipment is comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
Right-of-use assets under operating leases	$724	$724
Computer hardware and software	400	400
Machinery and equipment	429	429
Total cost	1,553	1,553
Accumulated depreciation and amortization	(613)	(561)
Net book value	$940	$992

Depreciation expense for the three months ended March 31, 2022 and 2021 was $25 and $32, respectively, and amortization of right-of-use assets for the three months ended March 31, 2022 and 2021 was $27 and $24, respectively.

4. Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Brand names	$576	$576
Trademarks	48	48
Total	$624	$624

5. Line of Credit

Amounts outstanding under the Company’s credit facilities are as follows (in thousands):

	March 31, 2022	December 31, 2021
Line of credit – Alterna Capital Solutions	$7,945	$-
Line of credit – Rosenthal & Rosenthal	-	10,229
Capitalized financing costs	(470)	-
Total	$7,475	$10,229

Alterna Capital Solutions

On March 28, 2022, the Company entered into a financing agreement with Alterna Capital Solutions (“ACS”), for a line of credit to replace its existing credit facility. The ACS line of credit is for a term of 3 years, provides for borrowings of up to $13,000, and is secured by eligible accounts receivable and inventory. An over advance rider provides for up to $400 of additional borrowing beyond those amounts (the “Over Advance”). At March 31, 2022, no unused borrowing capacity was available under the financing agreement.

Borrowings based on receivables bears an interest of prime plus 4.75% but not less than 8.0%. Borrowings based on inventory bears an interest of prime plus 5.25% but not less than 8.5%. The additional over advance rider bears a rate of prime plus 12.75%, but not less than 16.00%. Additionally, the line of credit is subject to monthly monitoring fee of $1 with a minimum usage requirement on the credit facility. A loan balance of less than $1,500 will bear interest at a rate in line with account receivables advances plus the monthly monitoring fee of $1.

The Company incurred $503 of direct costs of the transaction, consisting primarily of broker, bank and legal fees. These costs have been capitalized and are being amortized over the 3-year life of the ACS agreement. For the three months ended March 31, 2022, amortization of debt discount was $33, and as of March 31, 2022, the remaining unamortized debt discount balance is $470.

Rosenthal & Rosenthal (paid off in full on March 30, 2022)

In 2018, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) that provided a maximum borrowing capacity of $13,000, based on eligible accounts receivable and inventories (the “permitted borrowings”) plus advances (an “over-advance” of up to $4,000) in excess of permitted borrowings. On March 30, 2022, the Company paid in full the outstanding balance on its credit facility with Rosenthal with proceeds from ACS discussed above.

Borrowings under the Rosenthal financing agreement bore interest at the greater of prime or 4.75%, plus an additional 2.0% to 3.5% depending on whether the borrowing was based upon receivables, inventory or is an over-advance. Additionally, the Rosenthal line of credit was subject to monthly facility and administration fees, and aggregate minimum monthly fees (including interest) of $4.

The line of credit was secured by substantially all of the assets, excluding intellectual property, of the Company. The over-advance was secured by all of Reed’s intellectual property collateral. On March 11, 2021, the Company entered into an amendment to the Rosenthal agreement and replaced a standby letter of credit of $1,500 by a guarantor with a $2,000 pledge of securities to Rosenthal by John J. Bello and Nancy E. Bello, as Co-Trustees of The John and Nancy Bello Revocable Living Trust. John J. Bello, current Chairman and former Interim Chief Executive Officer of Reed’s, is a related party, and greater than 5% beneficial owner of Reed’s common stock. As consideration for the collateral support, Mr. Bello received 400,000 shares of Reed’s restricted stock, with a fair value of $472 which was recorded a prepaid financing cost. During the three months ended March 31, 2022, $121 of the prepaid financing cost was amortized, and as of March 31, 2022, there was no remaining unamortized prepaid finance cost balance.

The Company annually incurs an additional $130 of fees from the bank, which is equal to 1% of the $13,000 borrowing limit. Amortization of this debt discount was $65 and $162 for the three months ended March 31, 2022, and 2021, respectively. At March 31, 2022, there was no remaining unamortized debt discount balance.

6. Leases Liabilities

During the three months ended March 31, 2022 and 2021, lease costs totaled $27 and $24, respectively.

As of December 31, 2021, operating lease liabilities totaled $555. During the three months ended March 31, 2022, the Company made payments of $38 towards its operating lease liability. As of March 31, 2022, operating lease liabilities totaled $518.

As of March 31, 2022, the weighted average remaining lease terms for an operating lease are 2.76 years. As of March 31, 2022, the weighted average discount rate on the operating lease is 12.60%.

7. Stockholder’s Equity

On March 10, 2022, the Company entered into a securities purchase agreement with certain institutional and accredited investors pursuant to which the investors agreed to purchase 18,594,571 shares of the Company’s common stock and warrants to purchase 9,297,289 shares of common stock in a private placement (including 3,248,142 shares of the Company’s common stock and warrants to purchase 1,624,071 shares of common stock to investors who are officers and directors of the Company). The warrants have an exercise price of $0.2877 per share for a period of five years commencing six months from the closing date of March 11, 2022. The purchase price per share of common stock and associated warrant was $0.28 for certain investors and was $0.3502 for investors who are officers and directors of the Company in compliance with the rules of the Nasdaq Stock Market. The net proceeds to the Company, after deducting placement agent fees and other offering expenses, was approximately $5.1 million. The officers and directors of the Company purchased approximately $1.1 million of the securities in the offering.

In January 2022, the Company issued 100,000 shares of common stock valued at $37 to John J. Bello and Nancy E. Bello, as Co-Trustees of The John and Nancy Bello Revocable Living Trust as consideration for the $2,000 pledge of securities to Rosenthal (see Note 5). John J. Bello, current Chairman and former Interim Chief Executive Officer of Reed’s, is a related party, and greater than 5% beneficial owner of Reed’s common stock.

8. Stock-Based Compensation

Restricted common stock

The following table summarizes restricted stock activity during the three months ended March 31, 2022:

	Unvested Shares	Issuable Shares	Fair Value at Date of Issuance	Weighted Average Grant Date Fair Value
Balance, December 31, 2021	111,164	-	$54	0.89
Granted	401,720	-	150	0.37
Vested	(136,594)	136,594	-	-
Forfeited	-			-
Issued	-	(136,594)	(66)	-
Balance, March 31, 2022	376,290	-	$138	$0.51

On January 26, 2022, the board of directors of Reed’s, pursuant to a joint recommendation from its governance and compensation committees, set the cash compensation of its non-employee directors at $50,000 for fiscal 2021, payable quarterly in accordance with the company’s policies for non-employee director compensation. In addition, the Company granted 401,720 restricted stock awards to five non-employee directors. 100,430 of these restricted stock awards vested on February1, 2022. The remaining 301,290 restricted stock awards will vest equally on May 1, 2022, August 1, 2022, and November 1, 2022. The aggregate fair value of the stock awards was $150 based on the market price of our common stock price which was $0.32 per share on the date of grants and is amortized as shares vest.

The total fair value of restricted common stock vesting during the three months ended March 31, 2022 and 2021, was $66 and $98, respectively, and is included in general and administrative expenses in the accompanying statements of operations. As of March 31, 2022, the amount of unvested compensation related to issuances of restricted common stock was $138, which will be recognized as an expense in future periods as the shares vest. When calculating basic loss per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

Stock options

The following table summarizes stock option activity during the three months ended March 31, 2022:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	10,522,995	$1.12	7.88	$-
Granted	60,000	$0.29
Exercised	-	$-
Unvested forfeited	(236,818)	$1.81
Vested forfeited	(201,001)	$1.61
Outstanding at March 31, 2022	10,145,176	$1.09	7.82	$-
Exercisable at March 31, 2022	4,784,540	$1.18	7.00	$-

During the three months ended March 31, 2022, the Company approved options exercisable into 60,000 shares to be issued pursuant to Reed’s 2020 Equity Incentive Plan. 60,000 options were issued to employees, 30,000 options vesting annually over a four-year vesting period, and 30,000 options vesting based on performance criteria to be established by the board of directors.

The stock options are exercisable at a price of $0.29 per share and expire in ten years. The total fair value of these options at grant date was approximately $12, which was determined using a Black-Scholes-Merton option pricing model with the following average assumption: stock price of $0.29 share, expected term of six years, volatility of 82%, dividend rate of 0%, and weighted average risk-free interest rate of 1.72%. The expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award.

During the three months ended March 31, 2022 and 2021, the Company recognized $225 and $300 of compensation expense relating to vested stock options. As of March 31, 2022, the aggregate amount of unvested compensation related to stock options was approximately $2,398 which will be recognized as an expense as the options vest in future periods through March 28, 2026.

As of March 31, 2022, the outstanding and exercisable options have no intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of March 31, 2022, which was $0.30, and the exercise price of the outstanding stock options.

9. Stock Warrants

As of March 31, 2022, the Company has issued warrants to purchase an aggregate of 13,835,768 shares of common stock. The Company’s warrant activity during the three months ended March 31, 2022 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2021	4,538,479	$1.02	2.77	$-
Granted	9,297,289	0.29	5.45
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2022	13,835,768	$0.53	4.49	$-
Exercisable at March 31, 2022	4,538,479	$0.53	4.49	$-

On March 10, 2022, the Company entered into a securities purchase agreement with certain institutional and accredited investors pursuant to which the investors agreed to purchase 18,594,571 shares of the Company’s common stock and warrants to purchase 9,297,289 shares of common stock in a private placement. The warrants have an exercise price of $0.2877 per share for a period of five years commencing six months from the closing date of March 11, 2022 (see Note 7).

On November 24, 2021, the Company granted John Bello, current Chairman, significant shareholder and former Interim Chief Executive Officer of Reed’s, who is a related party, a 5-year warrant to purchase 1,500,000 shares of the Company common stock with an exercise price of $0.46. The fair value of the warrants granted was determined to be $458 and was recorded as a prepaid financing costs. The unamortized balance of prepaid financing costs was $310 on December 31, 2021. During the three month ended March 31, 2022, the Company amortized $310 of prepaid financing costs to interest expense, leaving no remaining prepaid financing cost balance at March 31, 2022.

As of March 31, 2022, the outstanding and exercisable warrants have no aggregate intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of March 31, 2022, which was $0.30, and the exercise price of the Company’s warrants to purchase common stock.

10. Related Party Activities

In 2018, the Company completed the sale of its Los Angeles manufacturing plant to California Custom Beverage, LLC (“CCB”), an entity owned by Christopher J. Reed, a related party, and CCB assumed the monthly payments on our lease obligation for the Los Angeles manufacturing plant. Our release from the obligation by the lessor, however, is dependent upon CCB’s deposit of $1,200 of security with the lessor. The deposit is secured by Mr. Reed’s pledge of common stock to the lessor and guaranteed personally by Mr. Reed and his wife. As of March 31, 2022, $800 has been deposited with the lessor and Mr. Reed has placed approximately 363,000 pledged shares valued at $109 that remain in escrow with the lessor.

Beginning in 2019, we are to receive a 5% royalty on CCB’s private label sales to existing customers and a 5% referral fee on CCB’s private label sales to referred customers for three years. The royalty agreement terminated December 31, 2021. During the three months ended March 31, 2022 and 2021, the Company recorded royalty revenue from CCB of $0 and $3, respectively.

At December 31, 2021, the Company had an aggregate receivable balance from CCB of $933. During the three months ended March 31, 2022, the Company advanced expenses of $8, leaving an aggregate receivable balance of $941 at March 31, 2022.

At March 31, 2022 and December 31, 2021, the Company had accounts payable due to CCB of $735 and $614, respectively.

Lindsay Martin, daughter of a director of the Company, is employed as Vice President of Marketing. Ms. Martin was paid approximately $46 and $87, respectively, for her services during the three months ended March 31, 2022 and 2021, respectively.

11. Subsequent Events

Subsequent to March 31, 2022, the Company issued 100,430 shares of common stock on the vesting of restricted shares.

On May 9, 2022, the Company entered into a note purchase agreement and agreed to issue $11,250 of secured convertible promissory notes (the “Notes”). The net proceeds from the issuance of the Notes, after deducting placement agent fees and other offering expenses, was approximately $10,013. The Notes will mature on May 9, 2025, bear interest at a rate of 10% per annum, and are secured by substantially all of the Company’s assets (including all of its intellectual property) and are subject to a collateral sharing agreement with ACS, the Company’s existing secured lender (see Note 5). The Notes also have an amortization feature beginning in August 2022, which, if elected by a majority of holders, would require the Company to make monthly payments of $200 of principal and interest in cash or in shares of common stock.

The initial conversion rate of the Notes is 4.1503 shares of the Company’s common stock per one dollar of principal converted, subject to customary anti-dilution adjustments. Upon conversion, holders of the Note are entitled to receive an interest make-whole payment, as defined, which is payable, at the Company’s election, in cash or in shares of common stock valued at a 10% discount to the 5-day volume-weighted average price. The Company’s ability to settle conversions and make amortization and interest make-whole payments using shares of the Company’s common stock is subject to certain limitations set forth in the Notes.

The Company entered into a registration rights agreement with the holders, pursuant to which the Company agreed to register for resale shares issuable under the Notes within 45 days of the closing of Notes. The Company is currently in the process of determining its accounting for the Notes.

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

Overview

During the first quarter of 2022, the Company continued to strengthen its supply chain, implement gross margin enhancement initiatives, drive efficiencies in transportation and warehouse costs and reduce operating expenses. In addition, it continues to build its innovation pipeline with sustained growth in Reed’s Real Ginger Ale and Reed’s Classic Mule. At the end of the quarter, the Company shipped its rebranded Virgil’s zero sugar line in 12 oz. sleek cans and produced its new line of hard ginger ale for its pending launch.

As noted above, the Company remains focused on driving sales growth and improving margin. The sales growth focus is on channel expansion, new product introduction and improved sales execution. The margin enhancement initiative is driven by co-packer upgrades, better leveraged purchasing and improved efficiency. Underpinning these initiatives is a focus on strategically reducing operating costs particularly delivery and handling expenses. During 2021, the Company experienced elevated transportation costs over the prior year and anticipates these costs to remain elevated for the balance of 2022. Plans have been implemented to mitigate the impact of these costs.

COVID-19 Considerations

During the period ended March 31, 2022, the COVID-19 pandemic continued to impact our operating results and the Company anticipates a residual effect for the balance of the year. In addition, the pandemic could cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. Based on the recent increase in demand for our products, we believe that over the long term, there will continue to be strong demand for our products.

Through March 31, 2022, the Company was able to lower its freight costs despite a higher transportation market as the capacity in the freight market has not kept up with demand. The Company believes these challenges will continue throughout the year. In addition, the Company experienced increases in the pricing of several of its raw materials and delays in procuring several of these items. However, mitigation plans have been implemented to manage this risk. Additionally, the Company was negatively impacted by supply chain challenges impacting our ability to benefit from strong demand for, and increased sales of our product. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins and net income. The Company anticipates a continued impact throughout 2022.

Our ability to operate without significant incremental negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and protect our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Since the inception of the COVID-19 pandemic and through March 31, 2022, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part in the infection prevention and remain flexible in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

Through March 31, 2022, we continued to generate cash flows to meet our short-term liquidity needs, and we expected to maintain access to the capital markets. We did not observe any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

Results of Operations – Three Months Ended March 31, 2022, as compared to March 31, 2021

The following table sets forth key statistics for the three months ended March 31, 2022 and 2021, respectively, in thousands.

	Three Months Ended March 31,		Pct.
	2022	2021	Change
Gross billing (A)	$13,636	$13,281	3%
Less: Promotional and other allowances (B)	1,454	1,135	28%
Net sales	$12,182	$12,146	0%

Cost of goods sold	9,250	8,293	12%
% of Gross billing	68%	62%
% of Net sales	76%	68%
Gross profit	$2,932	$3,853	-24%
% of Net sales	24%	32%

Expenses
Delivery and handling	$2,812	$3,286	-14%
% of Net sales	23%	27%
Dollar per case ($)	$3.90	$4.43
Selling and marketing	2,178	2,215	-2%
% of Net sales	18%	18%
General and administrative	2,121	2,603	-19%
% of Net sales	17%	21%
Total operating expenses	7,111	8,104	-12%

Loss from operations	$(4,179)	$(4,251)	0%

Interest expense and other expense	$(801)	$(256)	213%

Net loss	$(4,980)	$(4,507)	10%

Loss per share – basic and diluted	$(0.05)	$(0.05)	-2%

Weighted average shares outstanding - basic & diluted	97,377,408	86,631,304	12%

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

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity from the first quarter of 2021 through the first quarter of 2022.

		2022	2021	vs PY	Q1 Per Case
		Q1	Q1	Q1	2022	2021	vs PY
Cases:
	Reed’s	415	395	5%
	Virgil’s	302	339	-11%
	Total Core	717	734	-2%
	Non Core	-	-	-
	Candy	4	8	-46%
	Total	721	742	-3%

Gross Billing:
	Core	$13,287	$12,955	3%	$18.5	$17.6	5%
	Non Core	75	33	127%	-	-	-%
	Candy	274	293	-6%	63.8	36.6	74%
	Total	$13,636	$13,281	3%	18.9	17.9	6%

Discounts:	Total	$(1,454)	$(1,135)	28%	$(2.0)	$(1.5)	32%

COGS:
	Core	$(9,150)	$(8,122)	13%	$(12.8)	$(11.1)	15%
	Non Core	(13)	(6)	113%	-	-	-
	Candy	(87)	(165)	-47%	(20.3)	(20.6)	-1%
	Total	$(9,250)	$(8,293)	12%	$(12.8)	$(11.2)	15%

Gross Margin:		$2,932	$3,853	-24%	$4.1	$5.2	-22%
as % Net Sales		24%	32%

Sales, Cost of Sales, and Gross Margins

As part of the Company’s ongoing initiative to simplify and streamline operations the Company has identified core products on which to place its strategic focus. These core products consist of Reed’s and Virgil’s branded beverages. Non-core products consist primarily of Wellness Shots, candy and slower selling discontinued Reed’s and Virgil’s SKUs.

Core beverage volume for the three months ended March 31, 2022, represents 99% of all beverage volume.

Core brand gross billing increased by 3% to $13,287 compared to $12,955 during the same period last year, driven by Reed’s volume growth of 5% offset by Virgil’s volume decline of 11%. The result is an increase in total gross billing of 3%, to $13,636 during the three months ended March 31, 2022, from $13,281 in the same period last year. Price on our core brands increased 5% to $18.54 per case.

Discounts as a percentage of gross sales increased to 11% from 9% in the same period last year. As a result, net sales revenue increased less than 1% in the three months ended March 31, 2022, to $12,182, compared to $12,146 in the same period last year.

Cost of Goods Sold

Cost of goods sold increased $957 during the three months ended March 31, 2022, as compared to the same period last year. As a percentage of net sales, cost of goods sold for the three months ended March 31, 2022, was 76% as compared to 68% for the same period last year.

The total cost of goods per case increased to $12.83 per case in the three months ended March 31, 2022, from $11.18 per case for the same period last year. The cost of goods sold per case on core brands was $12.77 during the year months ended March 31, 2022, compared to $11.07 for the same period last year.

Gross Margin

Gross margin decreased to 24% for the three months ended March 31, 2022, compared to 32% for the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses decreased by $474 in the three months ended March 31, 2022, to $2,812 from $3,286 in the same period last year, driven by our efforts to mitigate inflationary costs. Delivery costs in the three months ended March 31, 2022, were 23% of net sales and $3.90 per case, compared to 27% of net sales and $4.43 per case during the same period last year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses were $2,178 during the three months ended March 31, 2022, compared to $2,215 during the same period last year. As a percentage of net sales, selling and marketing costs remained flat at 18% during the three months ended March 31, 2022, as compared to the same period last year.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased in the three months ended March 31, 2022, to $2,121 from $2,603, a decrease of $482 over the same period last year. The decrease was driven by lower stock compensation and legal settlements.

Loss from Operations

The loss from operations was $4,179 for the three months ended March 31, 2022, as compared to a loss of $4,251 in the same period last year driven by decreased gross profit offset by decreases in operating expenses discussed above.

Interest and Other Expense

Interest and other expense for the three months ended March 31, 2022, consisted of $801 of interest expense. During the same period last year, interest and other expense consisted of $256 of interest expense.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended March 31, 2022 and 2021 (unaudited; in thousands):

	Three Months Ended March 31
	2022	2021
Net loss	$(4,980)	$(4,507)

Modified EBITDA adjustments:
Depreciation and amortization	52	56
Interest expense	801	256
Stock option and other noncash compensation	291	398
Legal settlements	-	353
Total EBITDA adjustments	$1,144	$1,063

Modified EBITDA	$(3,836)	$(3,444)

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

For the three months ended March 31, 2022, the Company recorded a net loss of $4,980 and used cash in operations of $2,207. As of March 31, 2022, we had a cash balance of $122, with no current availability, and $5,100 of additional borrowing capacity, a stockholder’s equity of $4,616 and a working capital of $3,402, compared to a cash balance of $49 with borrowing capacity of $109, stockholders’ equity of $4,203 and a working capital of $2,981 at December 31, 2021. Notwithstanding the net loss for the three months ended March 31, 2022, management projects adequate cash from operations and available line of credit to ensure continuation of the Company as a going concern for at least one year from the date of this quarterly report.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in estimates for reserves of uncollectible accounts, inventory obsolescence, depreciable lives of property and equipment, analysis of impairments of recorded long-term tangible and intangible assets, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services. There were no changes to our critical accounting policies described in the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, that impacted our condensed consolidated financial statements and related notes included herein.

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings from time to time in the ordinary course of business, none of which are required to be disclosed under this Item 1.

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K (our Form 10-K) for the year ended December 31, 2021 and any subsequent filings with the Securities and Exchange Commission (SEC) made prior to the date hereof, which could materially affect our business, financial condition, results of operations or future results. These risks and uncertainties discussed in our Form 10-K and in any subsequent filings with the SEC made prior to the date hereof are not the only ones facing our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, cash flows, financial condition and/or results of operations. Please also read the Cautionary Notice Regarding Forward-Looking Statements and Information of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None that have not been previously disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Title	Herewith	Form	Exhibit	File No.	Date Filed
3(i)	Certificate of Incorporation of Reed’s, Inc., as amended		10-K	3(i)	001-32501	3/15/2022
3(ii)	Amended and Restated Bylaws of Reed’s, Inc.		10-KA	3.8	001-32501	4/08/2020
4.1	Form of Warrant issued to purchasers on March 11, 2022		8-K	4.1	001-32501	3/10/2022
4.2	Form of Warrant issued to Union Square Partners LP dated March 11, 2022		8-K	4.1	001-32501	3/21/2022
10.1	Form of Securities Purchase Agreement dated March 10, 2022 between Reed’s, Inc. and purchasers.		8-K	10.1	000-32501	3/10/2022
10.2	Form of Registration Rights Agreement dated March 10, 2022 between Reed’s, Inc. and purchasers		8-K	10.2	000-32501	3/10/2022
10.3	Rosenthal & Rosenthal, Inc. Partial Release of Pledge Agreement dated March 17, 2022		10-K	10.30	000-32501	3/15/2022
10.4	Ledgered ABL Agreement by and between Reed’s, Inc. and Alterna Capital Solutions, LLC dated March 28, 2022		10-K	10.31	000-32501	3/15/2022
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Label Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Reed’s, Inc. (Registrant)

Date: May 16, 2022	/s/ Norman E. Snyder, Jr.
Norman E. Snyder, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	/s/ Thomas J. Spisak
Thomas J. Spisak
Chief Financial Officer
(Principal Financial Officer)

