Form 10-Q
period 2022-06-30
REED'S, INC.
filed 2022-08-15
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There was a total of 112,732,664 shares of Common Stock outstanding as of August 8, 2022.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Quarterly Report on Form 10-Q (“Quarterly Report”), the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”) and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be forward-looking statements. The forward-looking statements included or incorporated by reference in this Quarterly Report and those reports, statements, information and announcements address activities, events or developments that Reed’s, Inc. (hereinafter referred to as “we,” “us,” “our,” the “Company” or “Reed’s”) expects or anticipates will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, macroeconomic issues, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements.

The risk factors referred to in this Quarterly Report beginning on page 10 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of our control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including, but not limited to, the following risk factors:

● The availability and cost of capital to finance working capital and our operating plans,

● Maintaining the listing of our common stock on the Nasdaq Capital Market or other national securities exchange. We will be subject to delisting if we do not meet the Nasdaq bid price rule.

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

● Maintaining existing relationships and expanding the distributor network of our products,

● Decline in global financial markets, economic downturn and business interruptions resulting from effects of the coronavirus COVID-19 global pandemic,

● Our ability to remediate weaknesses we may identify in our disclosure controls and procedures and our internal control over financial reporting in future periods in a timely enough manner to eliminate the risks posed by such material weaknesses,

● The marketing efforts of distributors of our products, most of whom also distribute products that are competitive with our products,

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

● Changes in product category consumption,

● Economic and political changes,

● Consumer acceptance of new products, including taste test comparisons,

● Possible recalls of our products; and

● Economic impact of the war in Ukraine.

ii

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S, INC.

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$280	$49
Accounts receivable, net of allowance of $225 and $215, respectively	7,704	5,183
Inventory	24,193	17,049
Receivable from related party	1,000	933
Prepaid expenses and other current assets	1,440	1,491
Total current assets	34,617	24,705

Property and equipment, net of accumulated depreciation of $668 and $561, respectively	885	992
Intangible assets	624	624
Total assets	$36,126	$26,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,681	$10,434
Accrued expenses	737	286
Revolving line of credit, net of capitalized financing costs of $443 and $0, respectively	11,094	10,229
Payable to related party	1,328	614
Current portion of convertible notes payable, net of debt discount of $414 and $0, respectively	1,786	-
Current portion of lease liabilities	174	161
Total current liabilities	27,800	21,724
Convertible note payable, net of debt discount of $769 and $0, respectively, less current portion	8,441
Lease liabilities, less current portion	304	394
Total liabilities	36,545	22,118

Stockholders’ equity (deficit):
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 180,000,000 shares authorized; 112,652,320 and 93,733,975 shares issued and outstanding, respectively	11	9
Additional paid in capital	112,675	107,237
Accumulated deficit	(113,199)	(103,137)
Total stockholders’ equity (deficit)	(419)	4,203
Total liabilities and stockholders’ equity (deficit)	$36,126	$26,321

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Sales	$13,725	$11,270	$25,907	$23,416
Cost of goods sold	10,426	8,001	19,676	16,294
Gross profit	3,299	3,269	6,231	7,122

Operating expenses:
Delivery and handling expense	3,832	2,508	6,644	5,795
Selling and marketing expense	2,225	2,634	4,403	4,849
General and administrative expense	1,778	1,836	3,899	4,439
Total operating expenses	7,835	6,978	14,946	15,083

Loss from operations	(4,536)	(3,709)	(8,715)	(7,961)

Interest expense	(541)	(202)	(1,342)	(458)
Gain on extinguishment of PPP note payable	-	770	-	770

Net loss	(5,077)	(3,141)	(10,057)	(7,649)

Dividends on Series A Convertible Preferred Stock	(5)	(5)	(5)	(5)

Net Loss Attributable to Common Stockholders	$(5,082)	$(3,146)	$(10,062)	$(7,654)

Loss per share – basic and diluted	$(0.05)	$(0.03)	$(0.10)	$(0.09)

Weighted average number of shares outstanding – basic and diluted	112,615,900	90,801,842	105,038,749	88,751,896

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, March 31, 2022	112,551,890	$11	9,411	$94	$112,628	$(108,117)	$4,616
Fair value of vested options					38		38
Fair value of vested restricted shares granted to officers	100,430				42		42
Issuance of shares for dividends on Series A Convertible Preferred Stock	-	-		-		(5)	(5)
Common shares issued for cash, net of offering costs	-	-			(33)		(33)
Net loss	-	-	-	-	-	(5,077)	(5,077)
Balance, June 30, 2022	112,652,320	$11	9,411	$94	$112,675	$(113,199)	$(419)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2021	93,733,975	$9	9,411	$94	$107,237	$(103,137)	$4,203
Fair value of vested options					263		263
Fair value of vested restricted shares granted to officers	237,024				108		108
Issuance of shares for dividends on Series A Convertible Preferred Stock	-	-		-		(5)	(5)
Repurchase of common stock	(13,250)				(2)		(2)
Common shares issued for financing costs	100,000				37		37
Common shares issued for cash, net of offering costs	18,594,571	2			5,032		5,034
Net loss	-	-	-	-	-	(10,057)	(10,057)
Balance, June 30, 2022	112,652,320	$11	9,411	$94	$112,675	$(113,199)	$(419)

REED’S, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2021	86,807,905	$9	9,411	$94	$97,904	$(91,237)	$6,770
Fair value of vested options		-		-	528		528
Fair value of vested restricted shares granted to an officer for services	74,968				71		71
Issuance of shares for dividends on Series A Convertible Preferred Stock	-	-		-		(5)	(5)
Repurchase of shares	(13,493)				(15)		(15)
Common shares issued on exercise of stock options	52,000				26		26
Common shares issued pursuant to the rights offering, net of offering costs	6,680,000	-		-	7,333	-	7,333
Net Loss						(3,141)	(3,141)
Balance, June 30, 2021	93,601,380	$9	9,411	$94	$105,847	$(94,384)	$11,566

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2020	86,317,096	$9	9,411	$94	$97,031	$(86,730)	$10,404
Fair value of vested options		-		-	828		828
Fair value of vested restricted shares granted to officers	159,777	-		-	169		169
Issuance of shares for dividends on Series A Convertible Preferred Stock	-	-		-		(5)	(5)
Repurchase of common stock	(13,493)				(15)		(15)
Common shares issued on exercise of options	58,000	-			29		29
Common shares issued for financing costs	400,000				472		472
Common shares issued pursuant to the rights offering, net of offering costs	6,680,000	-		-	7,333	-	7,333
Net Loss						(7,649)	(7,649)
Balance, June 30, 2021	93,601,380	$9	9,411	$94	$105,847	$(94,384)	$11,566

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

(Amounts in thousands)

	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net loss	$(10,057)	$(7,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	51	69
Gain on termination of leases	-	(2)
Gain on extinguishment of PPP note payable	-	(770)
Amortization of debt discount	164	162
Amortization of prepaid financing costs	431	147
Fair value of vested options	263	828
Fair value of vested restricted shares granted to officers	108	169
Common shares issued as financing costs	37	-
Change in allowance for doubtful accounts	10	(83)
Inventory write-downs	(3)	(30)
Accrued interest on convertible note	160	-
Changes in operating assets and liabilities:
Accounts receivable	(2,532)	258
Inventory	(7,141)	(2,552)
Prepaid expenses and other assets	(495)	(483)
Decrease in right of use assets	56	48
Accounts payable	2,249	(200)
Accrued expenses	446	(178)
Lease liability	(77)	(43)
Net cash used in operating activities	(16,330)	(10,309)
Cash flows from investing activities:
Trademark costs	-	(6)
Purchase of property and equipment	-	(95)
Net cash used in investing activities	-	(101)
Cash flows from financing activities:
Proceeds from line of credit	29,292	33,798
Payments on line of credit	(27,934)	(30,859)
Payment of debt issuance costs	(483)	-
Proceeds from sale of common stock	5,034	7,334
Proceeds from convertible note payable, net of expenses	10,008	-
Amounts from related party, net	646	184
Payments on capital lease obligation	-	(2)
Proceeds from exercise of options	-	29
Repurchase of common stock	(2)	(15)
Net cash provided by financing activities	16,561	10,469

Net increase in cash	231	59
Cash at beginning of period	49	595
Cash at end of period	$280	$654

Supplemental disclosures of cash flow information:
Cash paid for interest	$621	$149
Non -cash investing and financing activities
Dividends on Series A Convertible Preferred Stock	$5	$5

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of Reed’s, Inc. (the “Company”, “we”, “us”, or “our”), have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 15, 2022. The accompanying condensed financial statements are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2022, and the results of its operations and its cash flows for the six months ended June 30, 2022 and 2021. The balance sheet as of December 31, 2021 is derived from the Company’s audited financial statements.

The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2022.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months ended June 30, 2022, the Company recorded a net loss of $10,057 and used cash in operations of $16,330. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2021, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of June 30, 2022, we had a cash balance of $280, with $969 of current availability, and $1,361 of additional borrowing capacity.

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

During the first six months of 2022, the Company continued to strengthen its supply chain, implement gross margin enhancement initiatives, drive efficiencies in transportation and warehouse costs and reduce operating expenses.

As noted above, the Company remains focused on driving sales growth, improving margin, and reducing freight costs. The sales growth focus is on channel expansion, new product introduction and improved sales execution resulting in increased sales velocity. The margin enhancement initiative is driven by co-packer upgrades, better leveraged purchasing and improved efficiency. Underpinning these initiatives is a focus on strategically reducing operating costs particularly delivery and handling expenses. During 2021, the Company experienced elevated transportation costs over the prior year and anticipates these costs to remain elevated for the balance of 2022. Plans have been implemented to mitigate the impact of these costs.

Recent Trends - Market Conditions

During the period ended June 30, 2022, the COVID-19 pandemic continued to impact our operating results and the Company anticipates a residual effect for the balance of the year. In addition, the pandemic could cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. Based on the recent increase in demand for our products, we believe that over the long term, there will continue to be strong demand for our products.

Although the U.S. economy continued to grow during the first quarter of 2022, the continuing impact of the COVID-19 pandemic, higher inflation, the actions by the Federal Reserve to address inflation, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. We have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. Although we regularly monitor companies in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations. We expect the inflationary trends and supply chain pressures to continue throughout the remainder of 2022.

Through June 30, 2022, the Company experienced elevated freight costs as a result of a higher transportation market as the capacity in the freight market has not kept up with demand. The Company believes these challenges will continue throughout the year. In addition, the Company experienced increases in the pricing of several of its raw materials and delays in procuring several of these items. However, mitigation plans have been implemented to manage this risk. Additionally, the Company was negatively impacted by supply chain challenges impacting our ability to benefit from strong demand for, and increased sales of our product. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins and net income. The Company anticipates a continued impact throughout 2022.

Our ability to operate without significant incremental negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and protect our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Since the inception of the COVID-19 pandemic and through June 30, 2022, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part in the infection prevention and remain flexible in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

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

For the periods ended June 30, 2022 and 2021, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	June 30, 2022	June 30, 2021
Warrants	13,107,469	3,088,479
Options	9,801,201	12,173,607
Convertible Note Payable	22,457,782	-
Unvested restricted common stock	275,860	234,114
Series A Convertible Preferred stock	37,644	37,644
Total	45,679,956	15,533,844

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs for the three months ended June 30, 2022 and 2021, aggregated $111 and $353, respectively. Advertising costs for the six months ended June 30, 2022 and 2021, aggregated $423 and $702, respectively.

Concentrations

Net sales. During the three months ended June 30, 2022, three customers accounted for 23%, 11%, and 10% of gross billing, respectively, and during the six months ended June 30, 2022, three customers accounted for 21%, 11%, and 10% of gross billing, respectively. During the three months ended June 30, 2021, two customers accounted for 19% and 12% of gross billing, respectively, and during the six months ended June 30, 2021, two customers accounted for 20% and 12% of gross billing, respectively. No other customers exceeded 10% of sales in either period.

Accounts receivable. As of June 30, 2022, the Company had accounts receivable from two customers which comprised 29% and 10% of its gross accounts receivable. As of December 31, 2021, the Company had accounts receivable from one customer which comprised 18% of its gross accounts receivable. No other customers exceeded 10% of gross accounts receivable in either period.

Purchases from vendors. During the three months ended June 30, 2022, one vendor accounted for 14% of all purchases. During the six months ended June 30, 2022, one vendor accounted for 14% of all purchases. During the three months ended June 30, 2021, two vendors accounted for 13% and 12% of all purchases, respectively. During the six months ended June 30, 2021, two vendors accounted for 13% and 12% of all purchases, respectively. No other vendors exceeded 10% of all purchases in either period.

Accounts payable. As of June 30, 2022, the Company’s had one vendor which comprised 11% of total accounts payable. As of December 31, 2021, no vendor accounted for more than 10% the total accounts payable. No other vendors exceeded 10% of gross accounts payable in either period.

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

In May 2021, the FASB issued ASU 2021-04 “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted ASU 2021-04 effective January 1, 2022. The adoption of ASU 2021-04 did not have any impact on the Company’s financial statement presentation or disclosures.

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

2. Inventory

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, net of write downs, and is comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials and packaging	$12,990	$11,221
Finished products	11,203	5,828
Total	$24,193	$17,049

3. Property and Equipment

Property and equipment is comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Right-of-use assets under operating leases	$724	$724
Computer hardware and software	400	400
Machinery and equipment	429	429
Total cost	1,553	1,553
Accumulated depreciation and amortization	(668)	(561)
Net book value	$885	$992

Depreciation expense for the six months ended June 30, 2022 and 2021 was $51 and $69, respectively, and amortization of right-of-use assets for the six months ended June 30, 2022 and 2021 was $56 and $48, respectively.

4. Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Brand names	$576	$576
Trademarks	48	48
Total	$624	$624

5. Line of Credit

Amounts outstanding under the Company’s credit facilities are as follows (in thousands):

	June 30, 2022	December 31, 2021
Line of credit – Alterna Capital Solutions	$11,537	$-
Line of credit – Rosenthal & Rosenthal	-	10,229
Capitalized financing costs	(443)	-
Total	$11,094	$10,229

Alterna Capital Solutions

On March 28, 2022, the Company entered into a financing agreement with Alterna Capital Solutions (“ACS”), for a line of credit to replace its existing credit facility. The ACS line of credit is for a term of 3 years, provides for borrowings of up to $13,000, and is secured by eligible accounts receivable and inventory. An over advance rider provides for up to $400 of additional borrowing above the collateralized base up to a total borrowings of $13,000 (the “Over Advance”). At June 30, 2022, $969 of current availability and $1,361 of borrowing capacity was available under the financing agreement.

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

The Company incurred $483 of direct costs of the transaction, consisting primarily of broker, bank and legal fees. These costs have been capitalized and are being amortized over the 3-year life of the ACS agreement. For the six months ended June 30, 2022, amortization of debt discount was $40, and as of June 30, 2022, the remaining unamortized debt discount balance is $443.

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

The line of credit was secured by substantially all of the assets, excluding intellectual property, of the Company. The over-advance was secured by all of Reed’s intellectual property collateral. On March 11, 2021, the Company entered into an amendment to the Rosenthal agreement and replaced a standby letter of credit of $1,500 by a guarantor with a $2,000 pledge of securities to Rosenthal by John J. Bello and Nancy E. Bello, as Co-Trustees of The John and Nancy Bello Revocable Living Trust. John J. Bello, current Chairman and former Interim Chief Executive Officer of Reed’s, is a related party, and greater than 5% beneficial owner of Reed’s common stock. As consideration for the collateral support, Mr. Bello received 400,000 shares of Reed’s restricted stock, with a fair value of $472 which was recorded a prepaid financing cost. During the six months ended June 30, 2022, $121 of the prepaid financing cost was amortized, and as of June 30, 2022, there was no remaining unamortized prepaid finance cost balance.

The Company annually incurs an additional $130 of fees from the bank, which is equal to 1% of the $13,000 borrowing limit. Amortization of this debt discount was $65 and $162 for the six months ended June 30, 2022, and 2021, respectively. At June 30, 2022, there was no remaining unamortized debt discount balance.

6. Secured Convertible Notes Payable

Amounts outstanding under secured convertible notes payable are as follows (in thousands):

	June 30, 2022	December 31, 2021
Secured Convertible Note Payable	$11,250	$-
Accrued interest	160	-
Capitalized financing costs	(1,183)	-
Total	$10,227	$-
Current portion	(1,786)	-
Long term portion	$8,441	$-

On May 9, 2022, the Company entered into a note purchase agreement with Whitebox Advisors, LLC and agreed to issue $11,250 of secured convertible promissory notes (the “Notes”). The net proceeds from the issuance of the Notes, after deducting placement agent fees and other debt issuance costs, was approximately $10,008.

The Notes will mature on May 9, 2025, bear interest at a rate of 10% per annum (with 5% per annum payable in cash and 5% per annum payable “in kind” by adding such accrued interest to the principal amount of the Notes). The Notes are secured by substantially all of the Company’s assets (including all of its intellectual property) and are subject to a collateral sharing agreement with ACS, the Company’s existing secured lender (see Note 5). During the six months ended June 30, 2022, accrued interest of $160 was added to the principal balance, leaving a balance owed of $11,410 at June 30, 2022.

Beginning in August 2022, the Notes have an amortization feature, which, if elected by a majority of Notes holders, would require the Company to make monthly payments of principal of $200 plus accrued interest. Each amortization payment shall, at the option of the Company, be payable in cash or in shares of the Company’s common stock. Any portion of an amortization payment or interest payment that is paid in shares of the Company’s common stock shall be priced at 90% of the average of the daily volume weighted average prices of the Company’s common stock during the five trading days prior to the date of amortization payment. On August 9, 2022, the Company paid, in cash, its first monthly amortization payment of $200 plus accrued interest. Amortization payments of principal would total approximately $1.0 million in 2022, $2.4 million in 2023, $2.4 million in 2024, and $800,000 in 2025, leaving a principal balance of the Notes of approximately $4.7 million due at maturity.

The initial conversion rate of the Notes is 4.1503 shares of the Company’s common stock per one dollar of principal converted, subject to customary anti-dilution adjustments. Upon conversion, holders of the Note are entitled to receive an interest make-whole payment, as defined. The make-whole amount is equal to the sum of the remaining scheduled payments of interest on the Notes to be converted that would be due if such notes matured May 9, 2025, payable, at the Company’s option in cash or in shares of common stock. The Company’s ability to settle conversions and make amortization payments and interest make-whole payments using shares of the Company’s common stock is subject to certain limitations set forth in the Notes. If the Company experiences a “fundamental change” (e.g., a change of control of the Company, the sale of substantially all of the Company’s assets, among others), the holders of the notes have the right to require the Company to repurchase the notes for cash at a repurchase price equal to 100% of the principal amount, plus accrued interest thereon. The holders of the Notes who redeem their Notes in connection with a make-whole fundamental change are, under certain circumstances, entitled to an increase in the conversion rate. At June 30, 2022, the Notes, including accrued interest, are convertible into 35,564,397 shares of the Company’s common stock pursuant to a share conversion cap limit as defined in the Notes.

The Notes contain certain covenants, including, among others, a limitation to the amount of borrowings under the line of credit with ACS (see Note 5). As of June 30, 2022, the Company was not in compliance with the covenant, however, on August 11, 2022, the Company entered into a Limited Waiver and Amendment to 10% Secured Convertible Notes, pursuant to which the Company was provided a waiver of the covenant violation as of June 30, 2022.

The Company incurred $1,242 of direct costs of the transaction, consisting primarily of placement agent fees and other offering expenses. These costs have been capitalized and are being amortized over the 3-year life of the Notes. For the six months ended June 30, 2022, amortization of debt discount was $59, and as of June 30, 2022, the remaining unamortized debt discount balance is $1,183.

The Company entered into a registration rights agreement with the holders, pursuant to which the Company agreed to register for resale shares issuable under the Notes.

7. Leases Liabilities

During the six months ended June 30, 2022 and 2021, lease costs totaled $56 and $48, respectively.

As of December 31, 2021, operating lease liabilities totaled $555. During the six months ended June 30, 2022, the Company made payments of $77 towards its operating lease liability. As of June 30, 2022, operating lease liabilities totaled $478.

As of June 30, 2022, the weighted average remaining lease terms for an operating lease are 2.51 years. As of June 30, 2022, the weighted average discount rate on the operating lease is 12.60%.

8. Stockholder’s Equity

Common stock issuances

On March 10, 2022, the Company entered into a securities purchase agreement with certain institutional and accredited investors pursuant to which the investors agreed to purchase 18,594,571 shares of the Company’s common stock and warrants to purchase 9,297,289 shares of common stock in a private placement (including 3,248,142 shares of the Company’s common stock and warrants to purchase 1,624,071 shares of common stock to investors who are officers and directors of the Company). The warrants have an exercise price of $0.2877 per share for a period of five years commencing six months from the closing date of March 11, 2022. The purchase price per share of common stock and associated warrant was $0.28 for certain investors and was $0.3502 for investors who are officers and directors of the Company in compliance with the rules of the Nasdaq Stock Market. The net proceeds to the Company, after deducting placement agent fees and other offering expenses, was approximately $5.0 million. The officers and directors of the Company purchased approximately $1.1 million of the securities in the offering.

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

Common stock repurchases

During the six months ended June 30, 2022, the Company repurchased 13,250 shares of common stock from an officer for $2 based on the market value of share on the date repurchased. The Company retired the shares.

During the six months ended June 30, 2021, the Company repurchased 13,943 shares of common stock from an officer for $15 based on the market value of share on the date repurchased. The Company retired the shares.

9. Stock-Based Compensation

Restricted common stock

The following table summarizes restricted stock activity during the six months ended June 30, 2022:

	Unvested Shares	Issuable Shares	Fair Value at Date of Issuance	Weighted Average Grant Date Fair Value
Balance, December 31, 2021	111,164	-	$54	0.89
Granted	401,720	-	150	0.37
Vested	(237,024)	237,024	-	-
Forfeited	-			-
Issued	-	(237,024)	(114)	-
Balance, June 30, 2022	275,860	-	$90	$0.56

On January 26, 2022, the board of directors of Reed’s, pursuant to a joint recommendation from its governance and compensation committees, set the cash compensation of its non-employee directors at $50,000 for fiscal 2022, payable quarterly in accordance with the company’s policies for non-employee director compensation. In addition, the Company granted 401,720 restricted stock awards to five non-employee directors. 100,430 of these restricted stock awards vested on February 1, 2022, and 100,430 of these restricted stock awards vested on May 1, 2022. The remaining 200,860 restricted stock awards will vest equally on August 1, 2022, and November 1, 2022. The aggregate fair value of the stock awards was $150 based on the market price of our common stock price which was $0.32 per share on the date of grants and is amortized as shares vest.

The total fair value of restricted common stock vesting during the six months ended June 30, 2022 and 2021, was $108 and $168, respectively, and is included in general and administrative expenses in the accompanying statements of operations. As of June 30, 2022, the amount of unvested compensation related to issuances of restricted common stock was $90, which will be recognized as an expense in future periods as the shares vest. When calculating basic loss per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

Stock options

The following table summarizes stock option activity during the six months ended June 30, 2022:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	10,522,995	$1.12	7.88	$-
Granted	685,456	$0.24
Exercised	-	$-
Unvested forfeited	(1,206,249)	$1.25
Vested forfeited	(201,001)	$1.61
Outstanding at June 30, 2022	9,801,201	$1.03	7.07	$-
Exercisable at June 30, 2022	4,948,915	$1.17	5.67	$-

During the six months ended June 30, 2022, the Company approved options exercisable into 685,456 shares to be issued pursuant to Reed’s 2020 Equity Incentive Plan. 685,456 options were issued to employees, 342,748 options vesting annually over a four-year vesting period, and 342,728 options vesting based on performance criteria to be established by the board of directors.

The stock options are exercisable at a price of $0.24 per share and expire in ten years. The total fair value of these options at grant date was approximately $59, which was determined using a Black-Scholes-Merton option pricing model with the following average assumption: stock price of $0.24 share, expected term of six years, volatility of 82%, dividend rate of 0%, and weighted average risk-free interest rate of 2.82%. The expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award.

During the six months ended June 30, 2022 and 2021, the Company recognized $263 and $828 of compensation expense relating to vested stock options. As of June 30, 2022, the aggregate amount of unvested compensation related to stock options was approximately $1,783 which will be recognized as an expense as the options vest in future periods through March 28, 2026.

As of June 30, 2022, the outstanding and exercisable options have no intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of June 30, 2022, which was $0.16, and the exercise price of the outstanding stock options.

10. Stock Warrants

As of June 30, 2022, the Company has issued warrants to purchase an aggregate of 13,835,768 shares of common stock. The Company’s warrant activity during the six months ended June 30, 2022 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2021	4,538,479	$1.02	2.77	$-
Granted	9,297,289	0.29	5.45
Exercised	-	-
Forfeited	(728,299)	$1.50	-
Outstanding at June 30, 2022	13,107,469	$0.47	4.49	$-
Exercisable at June 30, 2022	13,107,469	$0.47	4.49	$-

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

On November 24, 2021, the Company granted John Bello, current Chairman, significant shareholder and former Interim Chief Executive Officer of Reed’s, who is a related party, a 5-year warrant to purchase 1,500,000 shares of the Company common stock with an exercise price of $0.46. The fair value of the warrants granted was determined to be $458 and was recorded as a prepaid financing costs. The unamortized balance of prepaid financing costs was $310 on December 31, 2021. During the six months ended June 30, 2022, the Company amortized $310 of prepaid financing costs to interest expense, leaving no remaining prepaid financing cost balance at June 30, 2022.

As of June 30, 2022, the outstanding and exercisable warrants have no aggregate intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of June 30, 2022, which was $0.16, and the exercise price of the Company’s warrants to purchase common stock.

11. Related Party Activities

In 2018, the Company completed the sale of its Los Angeles manufacturing plant to California Custom Beverage, LLC (“CCB”), an entity owned by Christopher J. Reed, a related party, and CCB assumed the monthly payments on our lease obligation for the Los Angeles manufacturing plant. Our release from the obligation by the lessor, however, is dependent upon CCB’s deposit of $1,200 of security with the lessor. The deposit is secured by Mr. Reed’s pledge of common stock to the lessor and guaranteed personally by Mr. Reed and his wife. As of June 30, 2022, $800 has been deposited with the lessor and Mr. Reed has placed approximately 363,000 pledged shares valued at $58 that remain in escrow with the lessor.

Beginning in 2019, we are to receive a 5% royalty on CCB’s private label sales to existing customers and a 5% referral fee on CCB’s private label sales to referred customers for three years. The royalty agreement terminated December 31, 2021. During the six months ended June 30, 2022 and 2021, the Company recorded royalty revenue from CCB of $0 and $3, respectively.

At December 31, 2021, the Company had an aggregate receivable balance from CCB of $933. During the six months ended June 30, 2022, the Company advanced expenses of $67, leaving an aggregate receivable balance of $1,000 at June 30, 2022.

At June 30, 2022 and December 31, 2021, the Company had accounts payable due to CCB of $1,328 and $614, respectively.

Lindsay Martin, daughter of a director of the Company, is employed as Vice President of Marketing. Ms. Martin was paid approximately $92 and $133, respectively, for her services during the six months ended June 30, 2022 and 2021, respectively.

12. Subsequent Events

Subsequent to June 30, 2022, the Company issued 80,344 shares of common stock on the vesting of restricted shares.

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

Overview

During the period ended June 30, 2022, the Company continued to strengthen its supply chain, implement gross margin enhancement initiatives, drive efficiencies in transportation and warehouse costs and reduce operating expenses. In addition, it continues to build its innovation pipeline with sustained growth in Reed’s Real Ginger Ale and Reed’s Classic Mule. At the end of the first quarter, the Company shipped its rebranded Virgil’s zero sugar line in 12 oz. sleek cans and produced its new line of Reed’s Hard Ginger Ale for its pending launch. During the second quarter of 2022 the Company produced its initial run of our new Reed’s Stormy Mule.

As noted above, the Company remains focused on driving sales growth, improving margin, and reducing freight costs. The sales growth focus is on channel expansion, new product introduction and improved sales execution. The margin enhancement initiative is driven by co-packer upgrades, better leveraged purchasing and improved efficiency. Underpinning these initiatives is a focus on strategically reducing operating costs particularly delivery and handling expenses. During 2021, the Company experienced elevated transportation costs over the prior year and anticipates these costs to remain elevated for the balance of 2022. Plans have been implemented to mitigate the impact of these costs.

Recent Trends – Market Conditions

During the period ended June 30, 2022, the COVID-19 pandemic continued to impact our operating results and the Company anticipates a residual effect for the balance of the year. In addition, the pandemic could cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. Based on the recent increase in demand for our products, we believe that over the long term, there will continue to be strong demand for our products.

Although the U.S. economy continued to grow during the first quarter of 2022, the continuing impact of the COVID-19 pandemic, higher inflation, the actions by the Federal Reserve to address inflation, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. We have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. Although we regularly monitor companies in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations. We expect the inflationary trends and supply chain pressures to continue throughout the remainder of 2022.

Through June 30, 2022, the Company experienced elevated freight costs as a result of a higher transportation market as the capacity in the freight market has not kept up with demand. The Company believes these challenges will continue throughout the year. In addition, the Company experienced increases in the pricing of several of its raw materials and delays in procuring several of these items. However, mitigation plans have been implemented to manage this risk. Additionally, the Company was negatively impacted by supply chain challenges impacting our ability to benefit from strong demand for, and increased sales of our product. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins and net income. The Company anticipates a continued impact throughout 2022.

Our ability to operate without significant incremental negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and protect our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Since the inception of the COVID-19 pandemic and through June 30, 2022, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part in the infection prevention and remain flexible in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

We have not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

Results of Operations – Three Months Ended June 30, 2022, as compared to June 30, 2021

The following table sets forth key statistics for the three months ended June 30, 2022 and 2021, respectively, in thousands.

	Three Months Ended June 30,		Pct.
	2022	2021	Change
Gross billing (A)	$15,155	$12,626	20%
Less: Promotional and other allowances (B)	1,430	1,356	5%
Net sales	$13,725	$11,270	22%

Cost of goods sold	10,426	8,001	30%
% of Gross billing	69%	63%
% of Net sales	76%	71%
Gross profit	$3,299	$3,269	1%
% of Net sales	24%	29%

Expenses
Delivery and handling	$3,832	$2,508	53%
% of Net sales	28%	22%
Dollar per case ($)	$5.00	$3.53
Selling and marketing	2,225	2,634	-16%
% of Net sales	16%	23%
General and administrative	1,778	1,836	-3%
% of Net sales	13%	16%
Total operating expenses	7,835	6,978	12%

Loss from operations	$(4,536)	$(3,709)	22%

Interest expense and other income (expense)	$(541)	$568	-195%

Net loss	$(5,077)	$(3,141)	62%

Loss per share – basic and diluted	$(0.05)	$(0.03)	67%

Weighted average shares outstanding - basic & diluted	112,615,900	90,801,842	24%

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

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity from the second quarter of 2021 through the second quarter of 2022.

		2022					2021			Q2 Per Case			H1 Per Case
		Q1	Q2	H1	Q2 vs PY	H1 vs PY	Q1	Q2	H1	2022	2021	vs PY	2022	2021	vs PY
Cases:
	Reed’s	415	410	825	16%	10%	395	353	748
	Virgil’s	302	351	653	1%	-5%	339	347	686
	Total Core	717	761	1,478	9%	3%	734	700	1,434
	Non Core	-	-	-	-100%	-100%	-	2	2
	Candy	4	5	9	-38%	-44%	8	8	16
	Total	721	766	1,487	8%	2%	742	710	1,452

Gross Billing:
	Core	$13,287	$14,972	$28,259	23%	12%	$12,955	$12,200	$25,155	$19.7	$17.4	13%	$19.1	$17.5	9%
	Non Core	75	16	91	-89%	-47%	33	140	173	-	-	-%	-	-	-%
	Candy	274	167	441	-42%	-24%	293	286	579	33.4	35.8	-7%	49.0	36.2	35%
	Total	$13,636	$15,155	$28,791	20%	11%	$13,281	$12,626	$25,907	$19.8	17.8	11%	19.4	17.8	9%

Discounts:	Total	$(1,454)	$(1,430)	$(2,884)	5%	16%	$(1,135)	$(1,356)	$(2,491)	$(1.9)	$(1.9)	-1%	$(1.9)	$(1.7)	13%

COGS:
	Core	$(9,150)	$(10,286)	$(19,436)	31%	22%	$(8,122)	$(7,851)	$(15,973)	$(13.5)	$(11.2)	21%	$(13.2)	$(11.1)	18%
	Non Core	(13)	(14)	(27)	100%	108%	(6)	(7)	(13)	-	-	-%	-	-	-%
	Candy	(87)	(126)	(213)	-12%	-31%	(165)	(143)	(308)	(25.2)	(17.9)	41%	(23.7)	(19.3)	23%
	Total	$(9,250)	$(10,426)	$(19,676)	30%	21%	$(8,293)	$(8,001)	$(16,294)	$(13.6)	$(11.3)	21%	$(13.2)	$(11.2)	18%

Gross Profit:		$2,932	$3,299	$6,231	1%	-13%	$3,853	$3,269	$7,123	$4.3	$4.6	-67%	$4.2	$4.9	-15%
as % Net Sales		24%	24%	24%			32%	29%	30%

Sales, Cost of Sales, and Gross Margins

As part of the Company’s ongoing initiative to simplify and streamline operations the Company has identified core products on which to place its strategic focus. These core products consist of Reed’s and Virgil’s branded beverages. Non-core products consist primarily of Wellness Shots, candy and slower selling discontinued Reed’s and Virgil’s SKUs.

Core beverage volume for the three months ended June 30, 2022, represents 99% of all beverage volume.

Core brand gross billing increased by 23% to $14,972 compared to $12,200 during the same period last year, driven by Reed’s volume growth of 16% and Virgil’s volume growth of 1%. The result is an increase in total gross billing of 20%, to $15,155 during the three months ended June 30, 2022, from $12,626 in the same period last year. Price on our core brands increased 13% to $19.67 per case.

Discounts as a percentage of gross sales decreased to 9% from 11% in the same period last year. As a result, net sales revenue increased 22% in the three months ended June 30, 2022, to $13,725, compared to $11,270 in the same period last year.

Cost of Goods Sold

Cost of goods sold increased $2,425 during the three months ended June 30, 2022, as compared to the same period last year. As a percentage of net sales, cost of goods sold for the three months ended June 30, 2022, was 76% as compared to 71% for the same period last year.

The total cost of goods per case increased to $13.61 per case in the three months ended June 30, 2022, from $11.27 per case for the same period last year. The cost of goods sold per case on core brands was $13.52 during the three months ended June 30, 2022, compared to $11.22 for the same period last year.

Gross Margin

Gross margin decreased to 24% for the three months ended June 30, 2022, compared to 29% for the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses increased by $1,323 in the three months ended June 30, 2022, to $3,832 from $2,508 in the same period last year. Delivery costs in the three months ended June 30, 2022, were 28% of net sales and $5.00 per case, compared to 22% of net sales and $3.53 per case during the same period last year. The increase was primarily related to freight costs associated with higher inventory production in order to increase inventory levels to fulfill seasonal demand.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses were $2,225 during the three months ended June 30, 2022, compared to $2,634 during the same period last year. As a percentage of net sales, selling and marketing were 16% of net sales during the three months ended June 30, 2022, as compared to 23% of net sales during the same period last year. The decrease was driven by lower headcount, stock compensation and reduced marketing spend partially offset by higher broker fees.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased in the three months ended June 30, 2022, to $1,778 from $1,836, a decrease of $58 over the same period last year.

Loss from Operations

The loss from operations was $4,536 for the three months ended June 30, 2022, as compared to a loss of $3,709 in the same period last year driven by increased gross profit offset by increases in operating expenses discussed above.

Interest and Other Expense

Interest and other income for the three months ended June 30, 2022, consisted of $541 of interest expense. During the same period last year, interest and other income consisted of $202 of interest expense offset by $770 gain on forgiveness of debt.

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

Management considers our core operating performance to be that which our managers can affect in any particular period through their management of the resources that affect our underlying revenue and profit generating operations during that period. Non-GAAP adjustments to our results prepared in accordance with GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental 2alysis. In evaluating Modified EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Modified EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended June 30, 2022 and 2021 (unaudited; in thousands):

	Three Months Ended June 30,
	2022	2021
Net loss	$(5,077)	$(3,141)

Modified EBITDA adjustments:
Depreciation and amortization	55	61
Interest expense	541	202
Severance expense	66	-
Stock option and other noncash compensation	80	599
Gain on forgiveness of PPP note payable	-	(770)
Legal settlements	-	(8)
Total EBITDA adjustments	$742	$84

Modified EBITDA	$(4,335)	$(3,057)

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Modified EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Modified EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Modified EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Modified EBITDA does not reflect any cash requirements for such replacements.

Results of Operations – Six months ended June 30, 2022

The following table sets forth key statistics for the six months ended June 30, 2022 and 2021, respectively, in thousands.

	Six Months Ended June 30,		Pct.
	2022	2021	Change
Gross billing (A)	$28,791	$25,907	11%
Less: Promotional and other allowances (B)	2,884	2,491	16%
Net sales	$25,907	$23,416	11%

Cost of goods sold	19,676	16,294	21%
% of Gross billing	68%	63%
% of Net sales	76%	70%
Gross profit	$6,231	$7,122	-13%
% of Net sales	24%	30%

Expenses
Delivery and handling	$6,644	$5,795	15%
% of Net sales	26%	25%
Dollar per case ($)	4.47	3.99
Selling and marketing	4,403	4,849	-9%
% of Net sales	17%	21%
General and administrative	3,899	4,439	-12%
% of Net sales	15%	19%
Total operating expenses	14,946	15,083	-1%

Loss from operations	$(8,715)	$(7,961)	9%

Interest expense and other income (expense)	(1,342)	312	-530%

Net loss	$(10,057)	$(7,649)	31%

Loss per share – basic and diluted	$(0.10)	$(0.09)	11%

Weighted average shares outstanding - basic & diluted	105,038,749	88,751,896	18%

(A)	We define gross billing as the total sales for the Company unadjusted for costs related to generating those sales. Management utilizes gross billing as an indicator of and to monitor operating performance of products and salespersons before the effect of any promotional or other allowances, which are determined in accordance with GAAP, and can mask certain performance issues. We believe that the presentation of gross billing provides a useful measure of our operating performance. Additionally, gross billing may not be comparable to similarly titled measures used by other companies, as gross billing have been defined by our internal reporting practices.

(B)	We define promotional and other allowances as costs deducted from gross billing which are associated with generating those sales. Management utilizes promotional and other allowances as an indicator of and to monitor operating performance of products, salespersons, and customer agreements. We believe that the presentation of promotional and other allowances provides a useful measure of our operating performance. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. The expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the disclosure thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following: (i) reimbursements given to the Company’s distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (ii) the Company’s agreed share of fees given to distributors and/or directly to retailers for in-store marketing and promotional activities; (iii) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (iv) incentives given to the Company’s distributors and/or retailers for achieving or exceeding certain predetermined sales goals; and (v) discounted or free products. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year.

Sales, Cost of Sales, and Gross Margins

As part of the Company’s ongoing initiative to simplify and streamline operations the Company has identified core products on which to place its strategic focus. These core products consist of Reed’s and Virgil’s branded beverages. Non-core products consist primarily of Wellness Shots, candy and slower selling discontinued Reed’s and Virgil’s SKUs.

Core beverage volume for the six months ended June 30, 2022, represents 99% of all beverage volume.

Core brand gross billing increased by 12% to $28,259 compared to $25,155 during the same period last year, driven by Reed’s volume growth of 10% offset by Virgil’s volume decline of 5%. The result is an increase in total gross billing of 11%, to $28,791 during the six months ended June 30, 2022, from $25,908 in the same period last year. Price on our core brands increased 9% to $19.12 per case.

Discounts as a percentage of gross sales was 10% compared to 10% in the same period last year. As a result, net sales revenue increased 11% in the six months ended June 30, 2022, to $25,907, compared to $23,416 in the same period last year.

Cost of Goods Sold

Cost of goods sold increased $3,382 during the six months ended June 30, 2022, as compared to the same period last year. As a percentage of net sales, cost of goods sold for the six months ended June 30, 2022, was 76% as compared to 70% for the same period last year.

The total cost of goods per case increased to $13.23 per case in the six months ended June 30, 2022, from $11.22 per case for the same period last year. The cost of goods sold per case on core brands was $13.15 during the six months ended June 30, 2022, compared to $11.14 for the same period last year.

Gross Margin

Gross margin decreased to 24% for the six months ended June 30, 2022, compared to 30% for the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses increased by $849 in the six months ended June 30, 2022, to $6,644 from $5,795 in the same period last year. Delivery costs in the six months ended June 30, 2022, were 26% of net sales and $4.47 per case, compared to 25% of net sales and $3.99 per case during the same period last year. The increase was primarily related to freight costs associated with higher inventory production in order to increase inventory levels to fulfill seasonal demand.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses were $4,403 during the six months ended June 30, 2022, compared to $4,849 during the same period last year. As a percentage of net sales, selling and marketing were 17% of net sales during the three months ended June 30, 2022, as compared to 21% of net sales during the same period last year. The decrease was driven by lower headcount, stock compensation, and reduced sampling and marketing spend partially offset by higher broker fees.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased in the six months ended June 30, 2022, to $3,899 from $4,439, a decrease of $540 over the same period last year. The decrease was driven by lower stock compensation and legal settlements.

Loss from Operations

The loss from operations was $8,715 for the six months ended June 30, 2022, as compared to a loss of $7,961 in the same period last year driven by decreased gross profit partially offset by decreases in operating expenses discussed above.

Interest and Other Expense

Interest and other income for the six months ended June 30, 2022, consisted of $1,342 of interest expense. During the same period last year, interest and other income consisted of $458 of interest expense offset by $770 gain on forgiveness of debt.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the six months ended June 30, 2022 and 2021 (unaudited; in thousands):

	Six Months Ended June 30,
	2022	2021
Net loss	$(10,057)	$(7,649)

Modified EBITDA adjustments:
Depreciation and amortization	107	118
Interest expense	1,342	458
Severance expense	66	-
Stock option and other noncash compensation	371	997
Gain on forgiveness of PPP note payable	-	(770)
Legal settlements	-	345
Total EBITDA adjustments	$1,886	$1,148

Modified EBITDA	$(8,171)	$(6,501)

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

For the six months ended June 30, 2022, the Company recorded a net loss of $10,057 and used cash in operations of $16,330. As of June 30, 2022, we had a cash balance of $280, with $969 of current availability, and $1,361 of additional borrowing capacity, a stockholder’s deficit of $419 and a working capital of $6,817, compared to a cash balance of $49 with borrowing capacity of $109, stockholders’ equity of $4,203 and a working capital of $2,981 at December 31, 2021. Notwithstanding the net loss for the six months ended June 30, 2022, management projects adequate cash from operations and available line of credit to ensure continuation of the Company as a going concern for at least one year from the date of this quarterly report.

On May 9, 2022, the Company entered into a note purchase agreement with Whitebox Advisors, LLC and agreed to issue $11,250 of secured convertible promissory notes (the “Notes”). The net proceeds from the issuance of the Notes, after deducting placement agent fees and other debt issuance costs, was approximately $10,008.

The Notes will mature on May 9, 2025, bear interest at a rate of 10% per annum (with 5% per annum payable in cash and 5% per annum payable “in kind” by adding such accrued interest to the principal amount of the Notes). The Notes are secured by substantially all of the Company’s assets (including all of its intellectual property) and are subject to a collateral sharing agreement with ACS, the Company’s existing secured lender (see Note 5). During the six months ended June 30, 2022, accrued interest of $160 was added to the principal balance, leaving a balance owed of $11,410 at June 30, 2022.

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

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings from time to time in the ordinary course of business, none of which are required to be disclosed under this Item 1.

Item 1A. Risk Factors

In addition to risk factors set forth below and other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K (our Form 10-K) for the year ended December 31, 2021 and any subsequent filings with the Securities and Exchange Commission (SEC) made prior to the date hereof, which could materially affect our business, financial condition, results of operations or future results. These risks and uncertainties discussed below, in our Form 10-K and in any subsequent filings with the SEC made prior to the date hereof are not the only ones facing our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, cash flows, financial condition and/or results of operations. Please also read the Cautionary Notice Regarding Forward-Looking Statements and Information of this Quarterly Report on Form 10-Q.

We are not in compliance with Nasdaq Listing Rule 5550(a)(2), the bid price rule. If we are unable to cure the failure, our common stock will be subject to delisting. A delisting would materially reduce the liquidity of our common stock and have an adverse effect on our market price.

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

Our board and stockholders authorized an up to one for five reverse split of our common stock at our 2021 annual meeting of stockholders to be implemented at the board’s discretion. Subsequently, after consultation with Nasdaq staff and its advisors, the board determined the authorized ratio for the split was insufficient to cure the deficiency.

As such, the board is seeking stockholder approval for up to a one for twenty five reverse stock split at its 2022 annual meeting of stockholders, expected to be held at the end of September, 2022. Since the reverse stock split will not be effected until stockholder approval is obtained, after the August 15, 2022 deadline, the board intends to appeal the delisting to a Nasdaq hearings panel. The delisting process will be tolled while the Company awaits the hearing. Given the company’s ongoing efforts to meet the Nasdaq bid price rule, the Company expects a favorable result at a hearing extending the compliance deadline.

There can be no assurance that the delisting process will be extended or that a reverse split will cause our common stock to meet the bid price requirement.

A delisting would materially reduce the liquidity of our common stock and have an adverse effect on our market price. A delisting would also likely make it more difficult for us to obtain financing through the sale of our equity. Any such sale of equity would likely be more dilutive to our current stockholders than would be the case if our shares were listed.

We may not have enough available funds or the ability to raise the funds necessary to pay the special mandatory repurchase price on our 10% secured convertible promissory notes for cash upon a fundamental change or to settle payments under the Notes in cash.

On May 9, 2022, we entered into a Note Purchase Agreement with certain institutional investors pursuant to which we issued and sold in a private placement, $11,250,000 of 10% secured convertible promissory notes (“Notes”). We also granted the investors an option to purchase up to an additional $12,000,000 aggregate principal amount of Notes, having identical terms (other than with respect to the issue date) to the initial Notes issued.

Delisting of our common stock on the Nasdaq Capital Market would constitute a fundamental change under the Notes. Holders of the Notes will have the right to require us to repurchase all of Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any.

Unless and until we obtain stockholder approval to issue more than 22,457,782 shares of our common stock, which was 19.9% of our issued and outstanding common stock immediately prior to entry into the Notes, upon conversion of the Notes in accordance with the listing standards of The Nasdaq Capital Market, we will be required to elect “cash settlement” for all payments under the Notes, and we will not be permitted to issue shares of common stock upon conversion until we obtain such stockholder approval. After we obtain such stockholder approval, we will have the option to make 50% of make whole and amortization payments under the Notes in shares of common stock.

We will be required to repay the Notes in cash at their maturity unless earlier repurchased, redeemed or converted.

However, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or to pay make-whole and amortization payments 100% in cash. Our ability to repurchase the Notes or to pay cash upon redemptions or conversions of Notes may be limited by law or by regulatory authority. Our failure to repurchase the Notes at a time when the repurchase is required or to pay any cash as required by the Notes, would constitute a default under the Notes. A default under the Notes or the occurrence of a fundamental change itself could also lead to a default under agreements governing our other current and future indebtedness. In addition, the occurrence of a fundamental change under the Notes could constitute an event of default under any other agreements governing our current or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase.

We may not have sufficient funds available to pay amounts owed on the Notes, and such funding may not be available on favorable terms, if at all. Our failure to pay the amounts due under the Notes, when due, would constitute a default under the Notes and may force us to sell certain assets, curtail our business plan, or seek bankruptcy protection.

Our operations could be adversely affected by the war in Ukraine.

While the situation remains highly fluid and the outlook is subject to extraordinary uncertainty, the economic consequences of the war in Ukraine are already very serious. Energy and commodity prices—including wheat and other grains—have surged, adding to inflationary pressures from supply chain disruptions and the rebound from the Covid-19 pandemic. Price shocks will have an impact worldwide, especially on poor households for whom food and fuel are a higher proportion of expenses. Should the conflict escalate, the economic damage would be all the more devastating. The sanctions on Russia will also have a substantial impact on the global economy and financial markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None that have not been previously disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 11, 2022, the Company entered into a Limited Waiver and Amendment to 10% Secured Convertible Notes dated May 9, 2022 (“Notes”) with the holders, memorializing the waiver of certain covenant violations and related amendments to the Notes. As such, the date upon which the Company is required to hold its 2022 annual meeting of stockholders was extended to October 5, 2022 and aggregate borrowings under the Company’s line of credit with Alterna Capital Solutions was increased to $11,537 through September 30, 2022.

Item 6. Exhibits

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Title	Herewith	Form	Exhibit	File No.	Date Filed
3(i)	Certificate of Incorporation of Reed’s, Inc., as amended		10-K	3(i)	001-32501	3/15/2022
3(ii)	Amended and Restated Bylaws of Reed’s, Inc.		10-KA	3.8	001-32501	4/08/2020
4.1	Form of Secured Convertible Promissory Note issued May 9, 2022		8-K	4.1	001-32501	5/10/2022
10.1	Note Purchase Agreement by and between Reed’s, Inc. and purchasers dated May 9, 2022		8-K	10.1	001-32501	5/10/2022
10.2	Registration Rights Agreement by and between Reed’s, Inc. and purchasers dated May 9, 2022		8-K	10.2	000-32501	5/10/2022
10.3	Collateral Sharing Agreement by and among Alterna Capital Solutions LLC, Reed’s, Inc. and Wilmington Savings Fund Society, FSB dated May 9,2022,		8-K	10.3	000-32501	5/10/2022
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Label Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Reed’s, Inc. (Registrant)

Date: August 15, 2022	/s/ Norman E. Snyder, Jr.
Norman E. Snyder, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	/s/ Thomas J. Spisak
Thomas J. Spisak
Chief Financial Officer
(Principal Financial Officer)

