Form 10-Q
period 2022-09-30
REED'S, INC.
filed 2022-11-14
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

There was a total of 118,244,755 shares of Common Stock outstanding as of November 7, 2022.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of our control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including, but not limited to, the following risk factors:

● The availability and cost of capital to finance working capital and our operating plans,

● Our ability to service our substantial debt obligations,

● Maintaining the listing of our common stock on the Nasdaq Capital Market or other national securities exchange. We will be subject to delisting if we do not meet the Bid Price Rule or the Minimum Stockholders Equity Rule.

● Our ability to generate sufficient cash flow to support marketing and product development plans and general operating activities,

● Competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace,

● Changes in the cost and availability of raw materials and the ability to maintain our supply arrangements and relationships and procure timely and/or adequate production of all or any of our products,

● Shipping costs,

● Our ability to penetrate new markets and maintain or expand existing markets,

● Decline in global financial markets, economic downturn and inflation

● Continuing adverse business impacts of COVID-19,

● The marketing efforts of distributors of our products, most of whom also distribute products that are competitive with our products,

● Changes in product category consumption,

● Economic impacts of the war in Ukraine,

● Consumer acceptance of new products, and

● Possible recalls of our products.

ii

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S, INC.

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$25	$49
Accounts receivable, net of allowance of $63 and $215, respectively	6,008	5,183
Inventory	19,916	17,049
Receivable from related party	1,502	933
Prepaid expenses and other current assets	1,394	1,491
Total current assets	28,845	24,705

Property and equipment, net of accumulated depreciation of $727 and $561, respectively	826	992
Intangible assets	626	624
Total assets	$30,297	$26,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,575	$10,434
Accrued expenses	228	286
Revolving line of credit, net of capitalized financing costs of $403 and $0, respectively	9,103	10,229
Payable to related party	1,811	614
Current portion of convertible notes payable, net of debt discount of $492 and $0, respectively	4,414	-
Current portion of lease liabilities	180	161
Total current liabilities	25,311	21,724
Convertible note payable, net of debt discount of $666 and $0, respectively, less current portion	8,165
Lease liabilities, less current portion	257	394
Total liabilities	33,733	22,118

Stockholders’ equity (deficit):
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 180,000,000 shares authorized; 112,752,750 and 93,733,975 shares issued and outstanding, respectively	11	9
Additional paid in capital	112,889	107,237
Accumulated deficit	(116,430)	(103,137)
Total stockholders’ equity (deficit)	(3,436)	4,203
Total liabilities and stockholders’ equity (deficit)	$30,297	$26,321

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Sales	$12,094	$13,402	$38,001	$36,818
Cost of goods sold	9,659	9,530	29,335	25,824
Gross profit	2,435	3,872	8,666	10,994

Operating expenses:
Delivery and handling expense	2,249	3,093	8,893	8,888
Selling and marketing expense	1,220	2,644	5,623	7,493
General and administrative expense	1,420	1,788	5,319	6,227
Total operating expenses	4,889	7,525	19,835	22,608

Loss from operations	(2,454)	(3,653)	(11,169)	(11,614)

Interest expense	(777)	(234)	(2,119)	(692)
Gain on extinguishment of PPP note payable	-	-	-	770

Net loss	(3,231)	(3,887)	(13,288)	(11,536)

Dividends on Series A Convertible Preferred Stock	-	-	(5)	(5)

Net Loss Attributable to Common Stockholders	$(3,231)	$(3,887)	$(13,293)	$(11,541)

Loss per share – basic and diluted	$(0.03)	$(0.04)	$(0.13)	$(0.13)

Weighted average number of shares outstanding – basic and diluted	112,717,818	93,644,935	101,525,154	90,400,832

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2022	112,652,320	$11	9,411	$94	$112,675	$(113,199)	$(419)
Fair value of vested options					185		185
Fair value of vested restricted shares granted to officers	100,430				29		29
Net loss	-	-	-	-	-	(3,231)	(3,231)
Balance, September 30, 2022	112,752,750	$11	9,411	$94	$112,889	$(116,430)	$(3,436)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2021	93,733,975	$9	9,411	$94	$107,237	$(103,137)	$4,203
Fair value of vested options					448		448
Fair value of vested restricted shares granted to officers	337,454				137		137
Issuance of shares for dividends on Series A Convertible Preferred Stock	-	-		-		(5)	(5)
Repurchase of common stock	(13,250)				(2)		(2)
Common shares issued for financing costs	100,000				37		37
Common shares issued for cash, net of offering costs	18,594,571	2			5,032		5,034
Net loss	-	-	-	-	-	(13,288)	(13,288)
Balance, September 30, 2022	112,752,750	$11	9,411	$94	$112,889	$(116,430)	$(3,436)

REED’S, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2021	93,601,380	$9	9,411	$94	$105,847	$(94,384)	$11,566
Fair value of vested options		-		-	436		436
Fair value of vested restricted shares granted to an officer for services	61,475				65		65
Common shares issued on exercise of stock options	5,000				3		3
Common shares issued pursuant to the rights offering, net of offering costs	-	-		-	(6)	-	(6)
Net Loss						(3,887)	(3,887)
Balance, September 30, 2021	93,667,855	$9	9,411	$94	$106,345	$(98,271)	$8,177

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2020	86,317,096	$9	9,411	$94	$97,031	$(86,730)	$10,404
Fair value of vested options		-		-	1,264		1,264
Fair value of vested restricted shares granted to officers	221,252	-		-	234		234
Issuance of shares for dividends on Series A Convertible Preferred Stock	-	-		-		(5)	(5)
Repurchase of common stock	(13,493)				(15)		(15)
Common shares issued on exercise of options	63,000	-			32		32
Common shares issued for financing costs	400,000				472		472
Common shares issued pursuant to the rights offering, net of offering costs	6,680,000	-		-	7,327	-	7,327
Net Loss						(11,536)	(11,536)
Balance, September 30, 2021	93,667,855	$9	9,411	$94	$106,345	$(98,271)	$8,177

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

(Amounts in thousands)

	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net loss	$(13,288)	$(11,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	79	106
Gain on termination of leases	-	(2)
Gain on extinguishment of PPP note payable	-	(770)
Amortization of debt discount	307	162
Amortization of prepaid financing costs	431	147
Fair value of vested options	448	1,264
Fair value of vested restricted shares granted to officers	137	234
Common shares issued as financing costs	37	-
Change in allowance for doubtful accounts	(152)	(95)
Inventory write-downs	35	(64)
Accrued interest on convertible note	386	-
Changes in operating assets and liabilities:
Accounts receivable	(673)	(2,132)
Inventory	(2,901)	(4,332)
Prepaid expenses and other assets	(399)	(491)
Decrease in right of use assets	86	74
Accounts payable	(860)	2,126
Accrued expenses	(62)	82
Lease liability	(118)	(78)
Net cash used in operating activities	(16,507)	(15,305)
Cash flows from investing activities:
Trademark costs	(2)	(6)
Purchase of property and equipment	-	(95)
Net cash used in investing activities	(2)	(101)
Cash flows from financing activities:
Proceeds from line of credit	40,576	49,940
Payments on line of credit	(41,299)	(41,685)
Payment of debt issuance costs	(483)	-
Proceeds from sale of common stock	5,034	7,327
Proceeds from convertible note payable, net of expenses	12,430	-
Repayment of convertible notes payable	(400)
Amounts from related party, net	629	155
Payments on capital lease obligation	-	(2)
Proceeds from exercise of options	-	32
Repurchase of common stock	(2)	(15)
Net cash provided by financing activities	16,485	15,752

Net increase (decrease) in cash	(24)	346
Cash at beginning of period	49	595
Cash at end of period	$25	$941

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,051	$258
Non -cash investing and financing activities
Dividends on Series A Convertible Preferred Stock	$5	$5

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of Reed’s, Inc. (the “Company”, “we”, “us”, or “our”), have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 15, 2022. The accompanying condensed financial statements are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2022, and the results of its operations and its cash flows for the nine months ended September 30, 2022 and 2021. The balance sheet as of December 31, 2021 is derived from the Company’s audited financial statements.

The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2022.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the nine months ended September 30, 2022, the Company recorded a net loss of $13,288 and used cash in operations of $16,507. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2021, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of September 30, 2022, we had a cash balance of $25, with $151 of current availability, and $3,494 of additional borrowing capacity.

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

During the first nine months of 2022, the Company continued to strengthen its supply chain, implement gross margin enhancement initiatives, drive efficiencies in transportation and warehouse costs and reduce operating expenses.

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

Recent Trends - Market Conditions

During the period ended September 30, 2022, the COVID-19 pandemic continued to impact our operating results and the Company anticipates a residual effect for the balance of the year. In addition, the pandemic could cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. Based on the recent increase in demand for our products, we believe that over the long term, there will continue to be strong demand for our products.

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

Through September 30, 2022, the Company experienced elevated freight costs as a result of a higher transportation market as the capacity in the freight market has not kept up with demand. The Company believes these challenges will continue throughout the year. In addition, the Company experienced increases in the pricing of several of its raw materials and delays in procuring several of these items. However, mitigation plans have been implemented to manage this risk. Additionally, the Company was negatively impacted by supply chain challenges impacting our ability to benefit from strong demand for, and increased sales of our product. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins and net income. The Company anticipates a continued impact throughout 2022.

Our ability to operate without significant incremental negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and protect our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Since the inception of the COVID-19 pandemic and through September 30, 2022, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part in the infection prevention and remain flexible in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

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

For the periods ended September 30, 2022 and 2021, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	September 30, 2022	September 30, 2021
Warrants	12,547,289	3,098,479
Options	8,836,872	11,260,876
Convertible Note Payable	22,457,782	-
Vested restricted common stock
Unvested restricted common stock	175,430	172,639
Series A Convertible Preferred stock	37,644	37,644
Total	44,055,017	14,569,638

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs for the three months ended September 30, 2022 and 2021, aggregated $116 and $347, respectively. Advertising costs for the nine months ended September 30, 2022 and 2021, aggregated $536 and $1,050, respectively.

Concentrations

Net sales. During the three months ended September 30, 2022, three customers accounted for 16%, 11%, and 10% of sales, respectively, and during the nine months ended September 30, 2022, three customers accounted for 19%, 11%, and 10% of sales, respectively. During the three months ended September 30, 2021, one customer accounted for 24% of sales, and during the nine months ended September 30, 2021, two customers accounted for 21% and 11% of sales, respectively. No other customers exceeded 10% of sales in either period.

Accounts receivable. As of September 30, 2022, the Company had accounts receivable from three customers which comprised 18%, 13%, and 10% of its accounts receivable. As of December 31, 2021, the Company had accounts receivable from one customer which comprised 18% of its accounts receivable. No other customers exceeded 10% of accounts receivable in either period.

Purchases from vendors. During the three months ended September 30, 2022, one vendor accounted for 18% of purchases. During the nine months ended September 30, 2022, one vendor accounted for 15% of purchases. During the three months ended September 30, 2021, two vendors accounted for 13% and 12% of purchases, respectively. During the nine months ended September 30, 2021, two vendors accounted for 12% and 12% of purchases, respectively. No other vendors exceeded 10% of purchases in either period.

Accounts payable. As of September 30, 2022, the Company’s had one vendor which comprised 13% of total accounts payable. As of December 31, 2021, no vendor accounted for more than 10% the total accounts payable. No other vendors exceeded 10% of gross accounts payable in either period.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

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

2. Inventory

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, net of write downs, and is comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials and packaging	$10,396	$11,221
Finished products	9,520	5,828
Total	$19,916	$17,049

3. Property and Equipment

Property and equipment is comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Right-of-use assets under operating leases	$724	$724
Computer hardware and software	400	400
Machinery and equipment	429	429
Total cost	1,553	1,553
Accumulated depreciation and amortization	(727)	(561)
Net book value	$826	$992

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $79 and $106, respectively, and amortization of right-of-use assets for the nine months ended September 30, 2022 and 2021 was $86 and $74, respectively.

4. Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Brand names	$578	$576
Trademarks	48	48
Total	$626	$624

5. Line of Credit

Amounts outstanding under the Company’s credit facilities are as follows (in thousands):

	September 30, 2022	December 31, 2021
Line of credit – Alterna Capital Solutions	$9,506	$-
Line of credit – Rosenthal & Rosenthal	-	10,229
Capitalized financing costs	(403)	-
Total	$9,103	$10,229

Alterna Capital Solutions

On March 28, 2022, the Company entered into a financing agreement with Alterna Capital Solutions (“ACS”), for a line of credit to replace its existing credit facility. The ACS line of credit is for a term of 3 years, provides for borrowings of up to $13,000, and is secured by eligible accounts receivable and inventory. An over advance rider provides for up to $400 of additional borrowing above the collateralized base (the “Over Advance”) up to a total borrowing of $13,000. At September 30, 2022, $151 of current availability and $3,494 of borrowing capacity was available under the financing agreement.

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

The Company incurred $483 of direct costs of the transaction, consisting primarily of broker, bank and legal fees. These costs have been capitalized and are being amortized over the 3-year life of the ACS agreement. For the nine months ended September 30, 2022, amortization of debt discount was $80, and as of September 30, 2022, the remaining unamortized debt discount balance is $403.

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

The line of credit was secured by substantially all of the assets, excluding intellectual property, of the Company. The over-advance was secured by all of Reed’s intellectual property collateral. On March 11, 2021, the Company entered into an amendment to the Rosenthal agreement and replaced a standby letter of credit of $1,500 by a guarantor with a $2,000 pledge of securities to Rosenthal by John J. Bello and Nancy E. Bello, as Co-Trustees of The John and Nancy Bello Revocable Living Trust. John J. Bello, current Chairman and former Interim Chief Executive Officer of Reed’s, is a related party, and greater than 5% beneficial owner of Reed’s common stock. As consideration for the collateral support, Mr. Bello received 400,000 shares of Reed’s restricted stock, with a fair value of $472 which was recorded a prepaid financing cost. During the nine months ended September 30, 2022, $121 of the prepaid financing cost was amortized, and as of September 30, 2022, there was no remaining unamortized prepaid finance cost balance.

The Company annually incurs an additional $130 of fees from the bank, which is equal to 1% of the $13,000 borrowing limit. Amortization of this debt discount was $65 and $162 for the nine months ended September 30, 2022, and 2021, respectively. At September 30, 2022, there was no remaining unamortized debt discount balance.

6. Secured Convertible Notes Payable

Amounts outstanding under secured convertible notes payable are as follows (in thousands):

	September 30, 2022	December 31, 2021
Secured Convertible Note Payable	$13,350	$-
Accrued interest	386	-
Capitalized financing costs	(1,157)	-
Total	$12,579	$-
Current portion	(4,414)	-
Long term portion	$8,165	$-

Secured Convertible Note Payable

On May 9, 2022, the Company entered into a note purchase agreement and agreed to issue $11,250 of secured convertible promissory notes (the “Notes”) to Whitebox Advisors, LLC (“Whitebox”). During the three months ended September 30, 2022, the Company issued an additional $2,500 of Notes to Whitebox. The net proceeds from the issuance of the Notes, after deducting placement agent fees and other debt issuance costs, was approximately $12,430. During the three months ended September 30, 2022, the Company made principal payments of $400, and at September 30, 2022, the principal balance of the Notes was $13,350. Also, during the nine months ended September 30, 2022, accrued interest of $386 was recorded.

The Notes bear interest at a rate of 10% per annum (with 5% per annum payable in cash and 5% per annum payable “in kind” by adding such accrued interest to the principal amount of the Notes). The Notes are secured by substantially all of the Company’s assets (including all of its intellectual property) and are subject to a collateral sharing agreement with ACS, the Company’s existing secured lender (see Note 5). The Notes mature on May 9, 2025. In November 2022, the Company paid off the $2,500 of Notes in cash, and issued 3,483,993 shares of its common stock valued at $411 related to make whole interest on the $2,500 Notes.

Beginning in August 2022, $11,250 of the Notes have an amortization feature, which, if elected by a majority of Notes holders, require the Company to make monthly payments of principal of $200 plus accrued interest. Each amortization payment shall, at the option of the Company, be payable in cash or in shares of the Company’s common stock. Any portion of an amortization payment or interest payment that is paid in shares of the Company’s common stock shall be priced at 90% of the average of the daily volume weighted average prices of the Company’s common stock during the five trading days prior to the date of amortization payment. During the three months ended September 30, 2022, the Company paid, in cash, principal amortization payments of $400 plus accrued interest. Remaining amortization payments of principal would total approximately $600 million in 2022, $2.4 million in 2023, $2.4 million in 2024, and $800,000 in 2025, leaving a principal balance of the Notes of approximately $4.7 million due at maturity.

The initial conversion rate of the Notes is 4.1503 shares of the Company’s common stock per one dollar of principal converted, subject to customary anti-dilution adjustments. Upon conversion, holders of the Note are entitled to receive an interest make-whole payment, as defined. The make-whole amount is equal to the sum of the remaining scheduled payments of interest on the Notes to be converted that would be due if such notes matured May 9, 2025, payable, at the Company’s option in cash or in shares of common stock. The Company’s ability to settle conversions and make amortization payments and interest make-whole payments using shares of the Company’s common stock is subject to certain limitations set forth in the Notes. If the Company experiences a “fundamental change” (e.g., a change of control of the Company, the sale of substantially all of the Company’s assets, among others), the holders of the notes have the right to require the Company to repurchase the notes for cash at a repurchase price equal to 100% of the principal amount, plus accrued interest thereon. The holders of the Notes who redeem their Notes in connection with a make-whole fundamental change are, under certain circumstances, entitled to an increase in the conversion rate. At September 30, 2022, the Notes, including accrued interest, are convertible into 22,457,782 shares of the Company’s common stock pursuant to a share conversion cap limit as defined in the Notes.

The Notes contain certain covenants, including, among others, a limitation to the amount of borrowings under the line of credit with ACS (see Note 5). As of September 30, 2022, the Company was not in compliance with the covenant. On November 13, 2022, the Company entered into a Limited Waiver Agreement with Whitebox, pursuant to which the Company was provided a waiver of the covenant violation as of September 30, 2022, in exchange for payment of $96 and issuance of 2,470,118 shares of its common stock valued at $289.

The Company incurred $1,320 of direct costs of the transactions, consisting primarily of placement agent fees and other offering expenses. These costs have been capitalized and are being amortized over the 3-year life of the Notes. For the nine months ended September 30, 2022, amortization of debt discount was $162, and as of September 30, 2022, the remaining unamortized debt discount balance is $1,157.

The Company entered into a registration rights agreement with the holders, pursuant to which the Company agreed to register for resale shares issuable under the Notes.

7. Leases Liabilities

During the nine months ended September 30, 2022 and 2021, lease costs totaled $86 and $71, respectively.

As of December 31, 2021, operating lease liabilities totaled $555. During the nine months ended September 30, 2022, the Company made payments of $118 towards its operating lease liability. As of September 30, 2022, operating lease liabilities totaled $437.

As of September 30, 2022, the weighted average remaining lease terms for an operating lease are 2.25 years. As of September 30, 2022, the weighted average discount rate on the operating lease is 12.60%.

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

On May 5, 2021, the Company entered into a placement agency agreement with Roth Capital Partners, LLC (the “Placement Agent”) and a securities purchase agreement with a certain purchaser for the purchase of shares of the Company’s common stock, par value $0.0001 per share, in an offering of securities registered under an effective registration statement filed with the Securities and Exchange Commission (“SEC”). In the offering, the Company sold 6,680,000 shares of common stock, at a price of $1.18 per share. The offering closed on May 7, 2021 and total proceeds received, net of fees, were $7,327. The Placement Agent was paid a total cash fee at the closing of the Offering equal to 6.5% of the gross cash proceeds received by the Company from the sale of the shares of common stock in the offering.

Common stock repurchases

During the nine months ended September 30, 2022, the Company repurchased 13,250 shares of common stock from an officer for $2 based on the market value of share on the date repurchased. The Company retired the shares.

During the nine months ended September 30, 2021, the Company repurchased 13,943 shares of common stock from an officer for $15 based on the market value of share on the date repurchased. The Company retired the shares.

9. Stock-Based Compensation

Restricted common stock

The following table summarizes restricted stock activity during the nine months ended September 30, 2022:

	Unvested Shares	Issuable Shares	Fair Value at Date of Issuance	Weighted Average Grant Date Fair Value
Balance, December 31, 2021	111,164	-	$54	0.89
Granted	441,892	-	150	0.35
Vested	(337,454)	337,024	-	-
Forfeited	(40,172)		(15)	0.37
Issued	-	(337,024)	(154)	-
Balance, September 30, 2022	175,430	-	$44	$0.48

On January 26, 2022, the board of directors of Reed’s, pursuant to a joint recommendation from its governance and compensation committees, set the cash compensation of its non-employee directors at $50,000 for fiscal 2022, payable quarterly in accordance with the company’s policies for non-employee director compensation. In addition, the Company granted 401,720 restricted stock awards to five non-employee directors. 100,430 of these restricted stock awards vested on February 1, 2022, 100,430 vested on May 1, 2022, and 100,430 vested on August 1, 2022. The remaining 100,430 restricted stock awards will vest November 1, 2022. The aggregate fair value of the stock awards was $150 based on the market price of our common stock price which was $0.32 per share on the date of grants and is amortized as shares vest.

The total fair value of restricted common stock vesting during the nine months ended September 30, 2022 and 2021, was $137 and $234, respectively, and is included in general and administrative expenses in the accompanying statements of operations. As of September 30, 2022, the amount of unvested compensation related to issuances of restricted common stock was $44, which will be recognized as an expense in future periods as the shares vest. When calculating basic loss per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

Stock options

The following table summarizes stock option activity during the nine months ended September 30, 2022:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	10,522,995	$1.12	7.88	$-
Granted	685,456	$0.24
Exercised	-	$-
Unvested forfeited	(1,391,874)	$1.21
Vested forfeited	(979,705)	$1.34
Outstanding at September 30, 2022	8,836,872	$1.02	7.29	$-
Exercisable at September 30, 2022	4,584,987	$1.14	6.37	$-

During the nine months ended September 30, 2022, the Company approved options exercisable into 685,456 shares to be issued pursuant to Reed’s 2020 Equity Incentive Plan. 685,456 options were issued to employees, 342,748 options vesting annually over a four-year vesting period, and 342,728 options vesting based on performance criteria to be established by the board of directors.

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

During the nine months ended September 30, 2022 and 2021, the Company recognized $448 and $1,264 of compensation expense relating to vested stock options. As of September 30, 2022, the aggregate amount of unvested compensation related to stock options was approximately $1,475 which will be recognized as an expense as the options vest in future periods through March 28, 2026.

As of September 30, 2022, the outstanding and exercisable options have no intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of September 30, 2022, which was $0.12, and the exercise price of the outstanding stock options.

10. Stock Warrants

As of September 30, 2022, the Company has issued warrants to purchase an aggregate of 12,547,289 shares of common stock. The Company’s warrant activity during the nine months ended September 30, 2022 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2021	4,538,479	$1.02	2.77	$-
Granted	9,297,289	0.29	5.45
Exercised	-	-
Forfeited	(1,288,479)	$1.69	-
Outstanding at September 30, 2022	12,547,289	$0.41	4.44	$-
Exercisable at September 30, 2022	12,547,289	$0.41	4.44	$-

On March 10, 2022, the Company entered into a securities purchase agreement with certain institutional and accredited investors pursuant to which the investors agreed to purchase 18,594,571 shares of the Company’s common stock and warrants to purchase 9,297,289 shares of common stock in a private placement. The warrants have an exercise price of $0.2877 per share for a period of five years commencing nine months from the closing date of March 11, 2022 (see Note 7).

On November 24, 2021, the Company granted John Bello, current Chairman, significant shareholder and former Interim Chief Executive Officer of Reed’s, who is a related party, a 5-year warrant to purchase 1,500,000 shares of the Company common stock with an exercise price of $0.46. The fair value of the warrants granted was determined to be $458 and was recorded as a prepaid financing costs. The unamortized balance of prepaid financing costs was $310 on December 31, 2021. During the nine months ended September 30, 2022, the Company amortized $310 of prepaid financing costs to interest expense, leaving no remaining prepaid financing cost balance at September 30, 2022.

As of September 30, 2022, the outstanding and exercisable warrants have no aggregate intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of September 30, 2022, which was $0.12, and the exercise price of the Company’s warrants to purchase common stock.

11. Related Party Activities

In 2018, the Company completed the sale of its Los Angeles manufacturing plant to California Custom Beverage, LLC (“CCB”), an entity owned by Christopher J. Reed, a related party, and CCB assumed the monthly payments on our lease obligation for the Los Angeles manufacturing plant. Our release from the obligation by the lessor, however, is dependent upon CCB’s deposit of $1,200 of security with the lessor. The deposit is secured by Mr. Reed’s pledge of common stock to the lessor and guaranteed personally by Mr. Reed and his wife. As of September 30, 2022, $800 has been deposited with the lessor and Mr. Reed has placed approximately 363,000 pledged shares valued at $96 that remain in escrow with the lessor.

Beginning in 2019, we are to receive a 5% royalty on CCB’s private label sales to existing customers and a 5% referral fee on CCB’s private label sales to referred customers for three years. The royalty agreement terminated December 31, 2021. During the nine months ended September 30, 2022 and 2021, the Company recorded royalty revenue from CCB of $0 and $4, respectively.

At December 31, 2021, the Company had an aggregate receivable balance from CCB of $933. During the nine months ended September 30, 2022, the Company advanced expenses of $569, leaving an aggregate receivable balance of $1,502 at September 30, 2022.

At September 30, 2022 and December 31, 2021, the Company had accounts payable due to CCB of $1,811 and $614, respectively.

Lindsay Martin, daughter of a director of the Company, is employed as Vice President of Marketing. Ms. Martin was paid approximately $131 and $178, respectively, for her services during the nine months ended September 30, 2022 and 2021, respectively.

12. Subsequent Events

Subsequent to September 30, 2022, the Company issued 100,430 shares of common stock on the vesting of restricted shares.

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

Overview

During the period ended September 30, 2022, the Company continued to strengthen its supply chain, implement gross margin enhancement initiatives, drive efficiencies in transportation and warehouse costs and reduce operating expenses. In addition, it continues to build its innovation pipeline with sustained growth in Reed’s Real Ginger Ale and Reed’s Classic Mule. At the end of the first quarter, the Company shipped its rebranded Virgil’s zero sugar line in 12 oz. sleek cans and produced its new line of Reed’s Hard Ginger Ale.

As noted above, the Company remains focused on driving sales growth, improving margin, and reducing freight costs. The sales growth focus is on channel expansion, new product introduction and improved sales execution. The margin enhancement initiative is driven by co-packer upgrades, better leveraged purchasing and improved efficiency. Underpinning these initiatives is a focus on strategically reducing operating costs particularly delivery and handling expenses. During 2021, the Company experienced elevated transportation costs over the prior year. Whilethese costs remained elevated for the first six months of 2022, averaging $4.47 per case, during the 3 month period ended 9/30/22 transportation costs were reduced to $3.38 per case or a 24% decline. . Plans have been implemented to further mitigate the impact of these costs.

Recent Trends – Market Conditions

During the period ended September 30, 2022, the COVID-19 pandemic continued to impact our operating results and the Company anticipates a residual effect for the balance of the year. In addition, the pandemic could cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. Based on the recent increase in demand for our products, we believe that over the long term, there will continue to be strong demand for our products.

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

During the three months ended September 30, 2022, the Company experienced relief from elevated freight costs. The average cost of shipping and handling for the six months ended June 30, 2022 was $4.47 per case, while is was $3.38 per case for the three month period ended September 30, 2022. The Company believes these challenges will continue throughout the year. In addition, the Company experienced increases in the pricing of several of its raw materials and delays in procuring several of these items. However, mitigation plans have been implemented to manage this risk. Additionally, the Company was negatively impacted by supply chain challenges impacting our ability to benefit from strong demand for, and increased sales of our product. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins and net income. The Company anticipates a continued impact throughout 2022.

Our ability to operate without significant incremental negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and protect our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Since the inception of the COVID-19 pandemic and through September 30, 2022, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part in the infection prevention and remain flexible in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

We have not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

Results of Operations – Three Months Ended September 30, 2022, as compared to September 30, 2021

The following table sets forth key statistics for the three months ended September 30, 2022 and 2021, respectively, in thousands.

	Three Months Ended September 30,		Pct.
	2022	2021	Change
Gross billing (A)	$14,101	$14,538	-3%
Less: Promotional and other allowances (B)	2,007	1,136	77%
Net sales	$12,094	$13,402	-10%

Cost of goods sold	9,659	9,530	1%
% of Gross billing	68%	66%
% of Net sales	80%	71%
Gross profit	$2,435	$3,872	-37%
% of Net sales	20%	29%

Expenses
Delivery and handling	$2,249	$3,093	-27%
% of Net sales	19%	23%
Dollar per case ($)	$3.38	$3.89
Selling and marketing	1,220	2,644	-54%
% of Net sales	10%	20%
General and administrative	1,420	1,788	-21%
% of Net sales	12%	13%
Total operating expenses	4,889	7,525	-35%

Loss from operations	$(2,454)	$(3,653)	-33%

Interest expense and other income (expense)	$(777)	$(234)	232%

Net loss	$(3,231)	$(3,887)	-17%

Loss per share – basic and diluted	$(0.03)	$(0.04)	-37%

Weighted average shares outstanding - basic & diluted	112,652,320	93,644,935	20%

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

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity from the second quarter of 2021 through the third quarter of 2022.

		2022						2021				Q3 Per Case			Sept YTD Per Case
		Q1	Q2	Q3	YTD	Q3 vs PY	YTD vs PY	Q1	Q2	Q3	YTD	2022	2021	vs PY	2022	2021	vs PY
Cases:
	Reed’s	415	410	357	1,182	-15%	1%	395	353	420	1,168
	Virgil’s	302	351	304	957	-18%	-9%	339	347	371	1,057
	Total Core	717	761	661	2,139	-16%	-4%	734	700	791	2,225
	Non Core	-	-	-	-	-%	-100%	-	2	-	2
	Candy	4	5	4	13	-20%	-38%	8	8	5	21
	Total	721	766	665	2,152	-16%	-4%	742	710	796	2,248

Gross Billing:
	Core	$13,287	$14,972	$13,876	$42,135	-2%	7%	$12,955	$12,200	$14,199	$39,354	$21.0	$18.0	17%	$19.7	$17.7	11%
	Non Core	75	16	47	138	-68%	-57%	33	140	148	320	$-	$-	-%	-	160.0	-%
	Candy	274	167	178	619	-7%	-20%	294	286	191	771	$44.5	$38.2	16%	47.6	36.7	30%
	Total	$13,636	$15,155	$14,101	$42,892	-3%	6%	$13,281	$12,626	$14,538	$40,445	$21.2	$18.3	16%	19.9	18.0	11%

Discounts:	Total	$(1,454)	$(1,430)	$(2,007)	$(4,891)	77%	35%	$(1,135)	$(1,356)	$(1,136)	$(3,627)	$(3.0)	$(1.4)	111%	$(2.3)	$(1.6)	41%

COGS:
	Core	$(9,150)	$(10,286)	$(9,548)	$(28,984)	2%	14%	$(8,122)	$(7,851)	$(9,372)	$(25,345)	$(14.4)	$(11.9)	22%	$(13.6)	$(11.4)	19%
	Non Core	(13)	(14)	(5)	(32)	-62%	22%	(6)	(7)	(13)	(26)	-	-	-%	-	13.1	-
	Candy	(87)	(126)	(106)	(319)	-27%	-30%	(165)	(143)	(145)	(453)	(26.5)	(29.0)	-9%	(24.5)	(21.6)	-14%
	Total	$(9,250)	$(10,426)	$(9,659)	$(29,335)	1%	14%	$(8,293)	$(8,001)	$(9,530)	$(25,824)	$(14.5)	$(12.0)	21%	$(13.6)	$(11.5)	19%

Gross Margin:		$2,932	$3,299	$2,435	$8,666	-37%	-21%	$3,853	$3,269	$3,872	$10,995	$3.7	$4.9	-25%	$4.0	$4.9	-18%
as % Net Sales		24%	24%	20%	23%			32%	29%	29%	30%

Sales, Cost of Sales, and Gross Margins

As part of the Company’s ongoing initiative to simplify and streamline operations the Company has identified core products on which to place its strategic focus. These core products consist of Reed’s and Virgil’s branded beverages. Non-core products consist primarily of Wellness Shots, candy and slower selling discontinued Reed’s and Virgil’s SKUs.

Core beverage volume for the three months ended September 30, 2022, represents 99% of all beverage volume.

Core brand gross billing decreased by 2% to $13,876 compared to $14,199 during the same period last year, driven by Reed’s volume decline of 15% and Virgil’s volume decline of 18%. The result is a decrease in total gross billing of 3%, to $14,101 during the three months ended September 30, 2022, from $14,538 in the same period last year. Price on our core brands increased 17% to $20.99 per case.

Discounts as a percentage of gross sales increased to 14% from 8% in the same period last year. As a result, net sales revenue decreased 10% in the three months ended September 30, 2022, to $12,094, compared to $13,402 in the same period last year.

Cost of Goods Sold

Cost of goods sold increased $129 during the three months ended September 30, 2022, as compared to the same period last year. As a percentage of net sales, cost of goods sold for the three months ended September 30,2022, was 80% as compared to 71% for the same period last year.

The total cost of goods per case increased to $14.52 per case in the three months ended September 30, 2022, from $11.97 per case for the same period last year. The cost of goods sold per case on core brands was $14.44 during the three months ended September 30, 2022, compared to $11.85 for the same period last year.

Gross Margin

Gross margin decreased to 20% for the three months ended September 30, 2022, compared to 29% for the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses decreased by $844 in the three months ended September 30, 2022, to $2,249 from $3,093 in the same period last year. Delivery costs in the three months ended September 30, 2022, were 19% of net sales and $3.38 per case, compared to 23% of net sales and $3.89 per case during the same period last year. The decrease was primarily related to freight costs associated with lower inventory production during the third quarter.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses were $1,220 during the three months ended September 30, 2022, compared to $2,644 during the same period last year. As a percentage of net sales, selling and marketing were 10% of net sales during the three months ended September 30, 2022, as compared to 20% of net sales during the same period last year. The decrease was driven by lower headcount, reduced marketing spend, stock compensation and distributor buyouts.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased in the three months ended September 30, 2022, to $1,420 from $1,788, a decrease of $368 over the same period last year. The decrease was driven by lower employee related costs and stock compensation partially offset higher professional fees and bad debt expense.

Loss from Operations

The loss from operations was $2,454 for the three months ended September 30, 2022, as compared to a loss of $3,653 in the same period last year driven by increased gross profit offset by increases in operating expenses discussed above.

Interest and Other Expense

Interest and other income for the three months ended September 30, 2022, consisted of $777 of interest expense. During the same period last year, interest and other income consisted of $234 of interest expense.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended September 30, 2022 and 2021 (unaudited; in thousands):

	Three Months Ended September 30,
	2022	2021
Net loss	$(3,231)	$(3,887)

Modified EBITDA adjustments:
Depreciation and amortization	58	62
Interest expense	777	234
Stock option and other noncash compensation	214	501
Total EBITDA adjustments	$1,050	$797

Modified EBITDA	$(2,182)	$(3,090)

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Modified EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Modified EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Modified EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Modified EBITDA does not reflect any cash requirements for such replacements.

Results of Operations – Nine months ended September 30, 2022

The following table sets forth key statistics for the nine months ended September 30, 2022 and 2021, respectively, in thousands.

	Nine Months Ended September 30,		Pct.
	2022	2021	Change
Gross billing (A)	$42,892	$40,445	6%
Less: Promotional and other allowances (B)	4,891	3,627	35%
Net sales	$38,001	$36,818	3%

Cost of goods sold	29,335	25,824	14%
% of Gross billing	68%	64%
% of Net sales	77%	70%
Gross profit	$8,666	$10,994	-21%
% of Net sales	23%	30%

Expenses
Delivery and handling	$8,893	$8,888	0%
% of Net sales	23%	24%
Dollar per case ($)	4.13	3.95
Selling and marketing	5,623	7,493	-25%
% of Net sales	15%	20%
General and administrative	5,319	6,227	-15%
% of Net sales	14%	17%
Total operating expenses	19,835	22,608	-12%

Loss from operations	$(11,169)	$(11,614)	-4%

Interest expense and other income (expense)	(2,119)	78	-2,817%

Net loss	$(13,288)	$(11,536)	15%

Loss per share – basic and diluted	$(0.13)	$(0.13)	3%

Weighted average shares outstanding - basic & diluted	101,229,082	90,400,832	12%

(A)	We define gross billing as the total sales for the Company unadjusted for costs related to generating those sales. Management utilizes gross billing as an indicator of and to monitor operating performance of products and salespersons before the effect of any promotional or other allowances, which are determined in accordance with GAAP, and can mask certain performance issues. We believe that the presentation of gross billing provides a useful measure of our operating performance. Additionally, gross billing may not be comparable to similarly titled measures used by other companies, as gross billing have been defined by our internal reporting practices.

(B)	We define promotional and other allowances as costs deducted from gross billing which are associated with generating those sales. Management utilizes promotional and other allowances as an indicator of and to monitor operating performance of products, salespersons, and customer agreements. We believe that the presentation of promotional and other allowances provides a useful measure of our operating performance. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. The expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the disclosure thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following: (i) reimbursements given to the Company’s distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (ii) the Company’s agreed share of fees given to distributors and/or directly to retailers for in-store marketing and promotional activities; (iii) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (iv) incentives given to the Company’s distributors and/or retailers for achieving or exceeding certain predetermined sales goals; and (v) discounted or free products. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year.

Sales, Cost of Sales, and Gross Margins

As part of the Company’s ongoing initiative to simplify and streamline operations the Company has identified core products on which to place its strategic focus. These core products consist of Reed’s and Virgil’s branded beverages. Non-core products consist primarily of Wellness Shots, candy and slower selling discontinued Reed’s and Virgil’s SKUs.

Core beverage volume for the nine months ended September 30, 2022, represents 99% of all beverage volume.

Core brand gross billing increased by 7% to $42,135 compared to $39,354 during the same period last year, driven by Reed’s volume growth of 1% offset by Virgil’s volume decline of 9%. The result is an increase in total gross billing of 6%, to $42,892 during the nine months ended September 30, 2022, from $40,445 in the same period last year. Price on our core brands increased 11% to $19.70 per case.

Discounts as a percentage of gross sales was 11% compared to 9% in the same period last year. As a result, net sales revenue increased 3% in the nine months ended September 30, 2022, to $38,001, compared to $36,818 in the same period last year.

Cost of Goods Sold

Cost of goods sold increased $3,511 during the nine months ended September 30, 2022, as compared to the same period last year. As a percentage of net sales, cost of goods sold for the nine months ended September 30, 2022, was 77% as compared to 70% for the same period last year.

The total cost of goods per case increased to $13.63 per case in the nine months ended September 30, 2022, from $11.97 per case for the same period last year. The cost of goods sold per case on core brands was $13.55 during the nine months ended September 30, 2022, compared to $11.85 for the same period last year.

Gross Margin

Gross margin decreased to 23% for the nine months ended September 30, 2022, compared to 30% for the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses increased by $5 in the nine months ended September 30, 2022, to $8,893 from $8,888 in the same period last year. Delivery costs in the nine months ended September 30, 2022, were 23% of net sales and $4.13 per case, compared to 24% of net sales and $3.95 per case during the same period last year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses were $5,623 during the nine months ended September 30, 2022, compared to $7,493 during the same period last year. As a percentage of net sales, selling and marketing were 15% of net sales during the three months ended September 30, 2022, as compared to 20% of net sales during the same period last year. The decrease was driven by lower employee related cost, stock compensation, distributor buyouts and reduced sampling and marketing spend partially offset by higher professional fees.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased in the nine months ended September 30, 2022, to $5,319 from $6,227, a decrease of $908 over the same period last year. The decrease was driven by lower employee related costs, stock compensation and legal settlements, partially offset by higher public company costs and bad debt expense.

Loss from Operations

The loss from operations was $11,169 for the nine months ended September 30, 2022, as compared to a loss of $11,614 in the same period last year driven by decreased gross profit partially offset by decreases in operating expenses discussed above.

Interest and Other Expense

Interest and other income for the nine months ended September 30, 2022, consisted of $2,119 of interest expense. During the same period last year, interest and other income consisted of $692 of interest expense offset by $770 gain on forgiveness of debt.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the nine months ended September 30, 2022 and 2021 (unaudited; in thousands):

	Nine Months Ended September 30,
	2022	2021
Net loss	$(13,288)	$(11,536)

Modified EBITDA adjustments:
Depreciation and amortization	165	180
Interest expense	2,119	692
Severance expense	66	-
Stock option and other noncash compensation	585	1,498
Gain on forgiveness of PPP note payable	-	(770)
Legal settlements	-	345
Total EBITDA adjustments	$2,936	$1,945

Modified EBITDA	$(10,353)	$(9,591)

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

For the nine months ended September 30, 2022, the Company recorded a net loss of $13,288 and used cash in operations of $16,507. As of September 30, 2022, we had a cash balance of $25, with $151 of current availability, and $3,494 of additional borrowing capacity, a stockholder’s deficit of $3,436 and a working capital of $3,533, compared to a cash balance of $49 with borrowing capacity of $109, stockholders’ equity of $4,203 and a working capital of $2,981 at December 31, 2021. Notwithstanding the net loss for the nine months ended September 30, 2022, management projects adequate cash from operations and available line of credit to ensure continuation of the Company as a going concern for at least one year from the date of this quarterly report.

During the nine months ended September 30, 2022, the Company entered into a note purchase agreement with Whitebox Advisors, LLC and agreed to issue $13,750 of secured convertible promissory notes (the “Notes”). The net proceeds from the issuance of the Notes, after deducting placement agent fees and other debt issuance costs, was approximately $12,430.

The Notes will mature on May 9, 2025, bear interest at a rate of 10% per annum (with 5% per annum payable in cash and 5% per annum payable “in kind” by adding such accrued interest to the principal amount of the Notes). The Notes are secured by substantially all of the Company’s assets (including all of its intellectual property) and are subject to a collateral sharing agreement with ACS, the Company’s existing secured lender (see Note 5). During the nine months ended September 30, 2022, principal payment of $400 were made, and accrued interest of $386 was added to the principal balance, leaving a balance owed of $13,736 at September 30, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings from time to time in the ordinary course of business, none of which are required to be disclosed under this Item 1.

Item 1A. Risk Factors

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.

Our common stock is currently listed for trading on The Nasdaq Capital Market. We must satisfy the continued listing requirements of Nasdaq to maintain the listing of our common stock on The Nasdaq Capital Market.

On August 16, 2021, we received notice from the Staff of Nasdaq indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq as set forth in Nasdaq Listing Rule 5550(a)(2). We had 180 days from August 16, 2021, or through February 14, 2022, to regain compliance with the Bid Price Rule. On February 15, 2022, we were provided an additional 180 calendar day compliance period, or until August 15, 2022, to demonstrate compliance with the Bid Price Rule. On August 16, 2022, we received a letter from the Staff indicating that, based upon our continued non-compliance with the Bid Price Rule, the Staff had determined to delist our securities from Nasdaq unless we timely requested a hearing before the Panel. Such letter also indicated that we were not in compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing of the Common Stock on Nasdaq as set forth in Nasdaq Listing Rule 5550(b)(1). Our Form 10-Q for the period ended June 30, 2022 reported a stockholders’ deficit of $419,000, and as of August 16, 2022 and the date of this prospectus, we did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations.

We timely requested a hearing before the Panel. Following the hearing, on September 28, 2022, the Panel granted our request for continued listing of our common stock. Pursuant to the Exception, we have until February 13, 2023 to regain compliance with the Bid Price Rule and the Minimum Stockholders’ Equity Rule. The Exception is subject to a number of conditions that must be satisfied on or before interim deadlines.

There can be no assurance that we will be able to satisfy the conditions set forth in the Exception on a timely basis, if at all, or that we will ultimately regain and sustain compliance with all applicable requirements for continued listing on The Nasdaq Capital Market. In the event that we are unable to comply with the terms of the Exception, our common stock may be delisted from Nasdaq.

If our common stock were delisted from Nasdaq, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. In addition, delisting would materially and adversely affect our ability to raise capital on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

We expect to complete a reverse stock split to regain compliance with Nasdaq listing rules prior to December 31, 2022 and we cannot predict the effect that any reverse stock split will have on the market price for shares of our common stock.

We expect to complete a reverse stock split on or before December 31, 2022, in order to regain compliance with the Bid Price Rule. We cannot predict the effect that a reverse stock split will have on the market price for shares of our common stock, and the history of similar reverse stock splits for companies in like circumstances has varied. Some investors may have a negative view of a reverse stock split. Even if a reverse stock split has a positive effect on the market price for shares of our common stock, performance of our business and financial results, general economic conditions and the market perception of our business, and other adverse factors which may not be in our control could lead to a decrease in the price of our common stock following the reverse stock split.

The total number of authorized shares of common stock will not be reduced in accordance with the exchange ratio of the proposed reverse stock split, which will result in a significant increase in the availability of authorized shares of common stock.

Furthermore, even if the reverse stock split does result in an increased market price per share of our common stock, the market price per share following the reverse stock split may not increase in proportion to the reduction of the number of shares of our common stock outstanding before the implementation of the reverse stock split. Accordingly, even with an increased market price per share, the total market capitalization of shares of our common stock after a reverse stock split could be lower than the total market capitalization before the reverse stock split. Also, even if there is an initial increase in the market price per share of our common stock after a reverse stock split, the market price many not remain at that level.

If the market price of shares of our common stock declines following a reverse stock split, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the reverse stock split due to decreased liquidity in the market for our common stock. Accordingly, the total market capitalization of our common stock following the reverse stock split could be lower than the total market capitalization before the reverse stock split.

We cannot assure you that the proposed reverse stock split will increase our stock price and have the desired effect of maintaining compliance with the Nasdaq bid price rule.

Our board expects that the reverse stock split of our common stock will increase the market price of our common stock so that we are able to attract investment and maintain compliance with the Nasdaq bid price rule. However, the effect of a reverse stock split upon the market price of our common stock cannot be predicted with any certainty, and the history of similar stock splits for companies in like circumstances, is varied. It is possible that (i) the per share price of our common stock after the reverse stock split will not rise in proportion to the reduction in the number of shares of our common stock outstanding resulting from the reverse stock split, (ii) the reverse stock split may not result in a per share price that would attract brokers and investors who do not trade in lower priced stocks, or result in increased trading volume or liquidity; or (iii) the market price per post-reverse stock split share may not exceed or remain in excess of the $1.00 minimum bid price for a sustained period of time. Even after we effect a reverse stock split, the market price of our common stock may decrease due to factors unrelated to the reverse stock split. In any case, the market price of our common stock will be based on other factors which may be unrelated to the number of shares outstanding, including our future performance. If the reverse stock split is consummated and the trading price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the reverse stock split. Even if the market price per post-reverse stock split share of our common stock remains in excess of $1.00 per share, we may be delisted due to a failure to meet other continued listing requirements, including the Minimum Stockholders’ Equity Rule.

The delisting of our common stock from Nasdaq would constitute a Make-Whole Fundamental Change under our 10% Secured Convertible Promissory Notes.

On May 9, 2022, we sold $11,250 of secured convertible promissory notes (“Notes”) in a private placement. We also granted the investors an option to purchase up to an additional $12,000 aggregate principal amount of Notes, having identical terms (other than with respect to the issue date) to the initial Notes issued. Investors exercised $2,500 of the option on September 14, 2022, subject to certain terms and conditions. The Notes are convertible at the option of the holder into shares of common stock.

The delisting of our common stock from Nasdaq would constitute a Make-Whole Fundamental Change under the Notes. In such circumstance, the holders of the Notes would have the right to require Reed’s to repurchase the Notes at a purchase price of 100% of the principal amount held by such holder, plus accrued and unpaid interest through, but not including, the repurchase date. In addition, we would also be required to pay the holders of the Notes a Make-Whole Fundamental Change payment. The repurchase of the Notes as a result of a Make-Whole Fundamental Change would likely render us insolvent and result in a bankruptcy, insolvency, liquidation, reorganization or other similar event. Such an event could result in substantial dilution to investors in our common stock or a total loss of your investment.

The total number of authorized shares of common stock will not be reduced in accordance with the exchange ratio of the reverse stock split, which may result in a significant increase in the availability of authorized shares of common stock and will be dilutive to our stockholders.

The total number of authorized shares of common stock will not be reduced in accordance with the exchange ratio of the reverse stock split, which will result in a significant increase in the availability of authorized shares of common stock. Any additional common stock so authorized will be available for issuance by the board for stock splits or stock dividends, acquisitions, raising additional capital, conversion of our debt into equity, or other corporate purposes, and any such issuances may be dilutive to current stockholders.

Your ownership may be diluted if additional capital stock is issued to raise capital, to finance acquisitions or in connection with strategic transactions.

We may seek to raise additional funds for our operations, to finance acquisitions or to develop strategic relationships by issuing equity or convertible debt securities in addition to the securities issued in this offering, which would reduce the percentage ownership of our existing stockholders. Our board of directors has the authority, without action or vote of the stockholders, to issue all or any part of our authorized but unissued shares of common or preferred stock. Our articles of incorporation authorize us to issue up to 180,000,000 shares of common stock and 500,000 shares of preferred stock. The total number of authorized shares of common stock will not be reduced in accordance with the exchange ratio of the proposed reverse stock split, which will result in a significant increase in the availability of authorized shares of common stock. Any additional common stock so authorized will be available for issuance by the board for stock splits or stock dividends, acquisitions, raising additional capital, conversion of our debt into equity, or other corporate purposes, and any such issuances may be dilutive to current stockholders. Future issuances of common or preferred stock would reduce your influence over matters on which stockholders vote and would be dilutive to earnings per share. In addition, any newly issued preferred stock could have rights, preferences and privileges senior to those of the common stock. Those rights, preferences and privileges could include, among other things, the establishment of dividends that must be paid prior to declaring or paying dividends or other distributions to holders of our common stock or providing for preferential liquidation rights. These rights, preferences and privileges could negatively affect the rights of holders of our common stock, and the right to convert such preferred stock into shares of our common stock at a rate or price that would have a dilutive effect on the outstanding shares of our common stock.

Our ability to service our indebtedness will depend on our ability to generate cash in the future.

Our ability to make payments on our indebtedness (including our Notes) will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic and market conditions and financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash to fund our working capital requirements, capital expenditure, debt service and other liquidity needs, which could result in our inability to comply with financial and other covenants contained in our debt agreements, our being unable to repay or pay interest and penalties on our indebtedness, and our inability to fund our other liquidity needs. If we are unable to service our debt obligations, fund our other liquidity needs and maintain compliance with our financial and other covenants, we could be forced to curtail our operations, our creditors could accelerate our indebtedness and exercise other remedies and we could be required to pursue one or more alternative strategies, such as selling assets or refinancing or restructuring our indebtedness. However, such alternatives may not be feasible or adequate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None that have not been previously disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On September 14, 2022, Whitebox Advisors, LLC and certain of its affiliates (“Whitebox”) exercised $2,500 of the option previously granted on May 9, 2022, subject to certain additional terms and conditions. In November 2022, the Company paid off the $2,500 of Notes in cash and issued 3,483,993 shares of its common stock related to make whole interest on the $2,500 Notes.

On November 13, 2022, the Company entered into a Limited Waiver Agreement with Whitebox, pursuant to which the Company was provided a waiver of the covenant violation as of September 30, 2022, in exchange for payment of $96 and issuance of 2,470,118 shares of its common stock.

The shares of common stock referenced have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and instead were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act on the basis of the Company’s pre-existing relationship with the purchaser and that there was no public offering.

The shares are “registrable securities” under that certain registration rights agreement by and between the purchasers and the Company dated May 9, 2022.

Item 6. Exhibits

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Title	Herewith	Form	Exhibit	File No.	Date Filed
3(i)	Certificate of Incorporation of Reed’s, Inc., as amended		10-K	3(i)	001-32501	3/15/2022
3(ii)	Amended and Restated Bylaws of Reed’s, Inc.		10-KA	3.8	001-32501	4/08/2020
10.3	Limited Waiver and Amendment to 10% Secured Convertible Notes by and between Reed’s Inc. and holders dated August 11, 2022	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Label Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Reed’s, Inc. (Registrant)

Date: November 14, 2022	/s/ Norman E. Snyder, Jr.
Norman E. Snyder, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	/s/ Thomas J. Spisak
Thomas J. Spisak
Chief Financial Officer
(Principal Financial Officer)

