Form 10-K
period 2022-12-31
REED'S, INC.
filed 2023-05-15
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Securities registered pursuant to Section 12(b) of the Act: none.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2022 was $14,698,231.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There was a total of 2,602,399 shares of Common Stock outstanding as of March 31, 2023.

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

The risk factors referred to in this Annual Report beginning on page 11 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of our control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including, but not limited to, the following risk factors:

●	Our ability to absorb, mitigate or pass on cost increases to our bottlers/distributors and/or customers;
●	The impact of rising costs, interest rates, and inflation on the discretionary income of our consumers, particularly the rising cost of energy;
●	Uncertainties associated with an economic slowdown or recession that could negatively impact the financial condition of our customers and could result in a reduced demand for our products;
●	The impact of the military conflict in Ukraine, including supply chain disruptions, volatility in commodity prices, increased economic uncertainty and escalating geopolitical tensions;
●	The impact of logistical issues and delays;
●	Our ability to effectively manage our inventories and/or our accounts receivables;
●	Our ability to continue to generate sufficient cash flows to support our expansion plans and general operating activities;
●	Changes in demand that are weather, or season related and/or for other reasons, including changes in product category and/or package consumption and changes in cost and availability of certain key ingredients including aluminum cans, as well as disruptions to the supply chain, as a result of climate change and poor or extreme weather conditions;
●	The impact on our business of competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors;
●	Our ability to implement and/or maintain price increases, including through reductions in promotional allowances;
●	The effectiveness of sales and/or marketing efforts by us and/or by distributors of our products, most of whom distribute products that may be regarded as competitive with our products;
●	The costs and/or effectiveness, now or in the future, of our advertising, marketing and promotional strategies;
●	The failure of our co-packers to manufacture our products on a timely basis or at all;
●	Our ability to make suitable arrangements and/or procure sufficient capacity for the co-packing of any of our products, the timely replacement of discontinued co-packing arrangements and/or limitations on co-packing availability;
●	Volatility of stock prices which may restrict stock sales, stock purchases or other opportunities as well as negatively impact the motivation of equity award grantees;
●

Any disruption in and/or lack of effectiveness of our information technology systems, including a breach of cyber security, which disrupts our business or negatively impacts customer relationships, as well as cybersecurity incidents involving data shared with third parties;

●	The imposition of additional regulation imposing excise taxes and/or sales taxes on sweetened beverages or alcoholic beverages; and
●	Recruitment and retention of senior management, other key employees and our employee base in general.

The foregoing list of important factors and other risks detailed from time to time in our reports filed with the SEC is not exhaustive. See “Part I, Item 1A – Risk Factors” for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, our actual results could be materially different from the results described or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by law.

ii

PART I

Item 1. Business

Overview

Reed’s, Inc., a Delaware corporation (“Reed’s”, the “Company,” “we,” or “us” throughout this report) owns a leading portfolio of handcrafted, natural beverages that is sold in over 45,000 outlets nationwide. These outlets include the natural and specialty food channel, grocery stores, mass merchants, drug stores, convenience stores, club stores, liquor stores, and on-premises locations including bars and restaurants. Reed’s two core brands are Reed’s, which includes Reed’s Craft Ginger Beer, Reed’s Real Ginger Ale, Reed’s Mules, and Reed’s Hard Ginger Ale, and Virgil’s Handcrafted sodas. Reed’s Craft Ginger Beers are unique due to the proprietary process of using fresh ginger root combined with a Jamaican inspired recipe of natural spices, honey and fruit juices. Reed’s uses this same handcrafted approach in its Reed’s Real Ginger Ale and Virgil’s line of great tasting, bold flavored craft sodas, including its award-winning Virgil’s Root Beer.

Reed’s is the leading ginger beer in the US; Virgil’s is an independent natural full line craft soda and is a leader in the craft soda category.

Historical Development

Reed’s Original Ginger Brew, created in 1987, was introduced to the market in Southern California stores in 1989. By 1990, we began marketing our products through United Natural Foods Inc. (“UNFI”) and other natural food distributors and moved our production to a larger facility in Boulder, Colorado.

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

In 1997, we began licensing the products of China Cola and eventually acquired the rights to that product in 2000. In 1999, we purchased the Virgil’s Root Beer brand from the Crowley Beverage Company. In 2000, we moved into an 18,000-square foot warehouse property, the Brewery, in Los Angeles, California, as our headquarters. In 2001, pursuant to a reincorporation merger, we changed our state of incorporation to Delaware and also changed our name to “Reed’s, Inc.”

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

Today, Reed’s has 45 products that are sold throughout the United States, Canada, the United Kingdom, South Africa and the European Union. It produces its products through a network of nine independent manufacturers and distribution through five independent distribution centers.

Going Concern

The Company’s financial statements as of December 31, 2022, were prepared on a going concern basis. For the year ended December 31, 2022, the Company recorded a net loss of $20,057 and used cash in operations of $15,530, and as of December 31, 2022, the Company had stockholders’ deficit of $8,470, and negative working capital of $1,563. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2022, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2022, we had a cash balance of $533 with borrowing capacity of $1,663. The Company believes that its current level of cash and cash equivalents are not sufficient to fund its operations for the next 12 months.

Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, drive further operating efficiencies, reduce expenditures, and ultimately, create profitable operations. We may not be able to obtain additional capital on reasonable terms. Our financial statements do not include adjustments that would result from the outcome of this uncertainty. To alleviate these conditions, management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners or through obtaining credit from financial institutions. As we seek additional sources of financing, there can be no assurance that such financing will be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

Industry Overview

Reed’s offers its portfolio of natural hand-crafted beverages in the craft specialty foods industry as natural alternatives to the $29 billion mainstream carbonated soft drinks (“CSD”) market in the United States as measured by IRI Multi Outlet scan data. Reed’s products are sold across the country and internationally in the following major channels: natural food, specialty food, grocery, mass merchant, convenience, club, drug, liquor, and on-premises locations (bars and restaurants).

Carbonated Soft Drink Industry Overview

The retail CSD category grew 14% during 2022 and the ginger ale segment grew 13% and is now a $1.5 billion-dollar market. Ginger ale growth, we believe, is driven primarily by a consumer perception of ginger ale as a healthier alternative to other sodas. Our new line of ginger ales made with real ginger deliver on this perception and are poised to breakout in the segment.

As a result of the COVID-19 pandemic, consumers are shifting consumption to better-for-you products. We believe there is significant growth potential from consumers switching away from mainstream beverages that contain artificial ingredients and preservatives towards great-tasting, natural alternatives.

Consumer Trends Driving Growth for Our Products

The following is a list of consumer trends that are accelerating as we exit the pandemic, and which support our brands.

●	Natural: Interest in natural products has gone mainstream.

●	Clean Label: 62% of Americans are avoiding at least one ingredient.

●	Reduced Sugar: A favorable trend for our zero-sugar beverages, 67% of consumers prefer low or no sugar soft drinks. Say they are reducing their sugar intake.

●	Plant Based: 39% of consumers actively try to eat more plant-based foods.

●	Craft: Appeal continues to grow of higher-quality, independent, and more authentic brands.

●	Premiumization: A trend towards embracing quality has accelerated during the pandemic with consumers splurging on premium beverages at retail, including premium mixers.

●	Better-for-you Mocktails: More consumers are seeking non-alcoholic alternatives with bold and unique flavors.

Our strategies will remain responsive to these macro consumer trends as we concentrate our efforts on developing the Company’s sales and marketing functions.

Our Products

We make our hand-crafted beverages with only premium, natural ingredients. Our products are free of genetically modified organisms (“GMOs”) and artificial preservatives. Over the years, Reed’s has developed several product offerings. In 2019, we streamlined our focus to our core categories of Reed’s Ginger Beverages and Virgil’s Craft Sodas. In April 2020, we launched our new line of Reed’s Real Ginger Ales, in both Full Sugar and Zero Sugar varieties, made with fresh organic ginger. In 2021, we extended our Ginger Ale offerings with Mocktails, and we entered the alcohol space with the launch of our RTD Classic Mule that is 7% alcohol by volume (“ABV”) and Zero Sugar and Hard Ginger Ale which is 5% ABV and Zero Sugar

Reed’s Craft Ginger Beer

Reed’s Craft Ginger Beer is set apart from other ginger beers by its proprietary process of pressing fresh ginger root, its exclusive use of natural ingredients, and its authentic Jamaican-inspired recipe. We do not use artificial preservatives, artificial flavors, or colors, and Reed’s Ginger Beer is certified kosher. We offer different levels of fresh ginger content, ranging from our lightest-spiced Original, to our medium-spiced Extra, and finally to our spiciest Strongest. We also offer three sweetener options: one with cane sugar, honey and fruit juices; one with honey and pineapple juice; and another without sugar (Zero Sugar) made from an innovative blend of natural sweeteners. In 2021, we expanded our Extra Ginger Beer portfolio into cans offerings.

As of the end of 2022, the Reed’s Craft Ginger Beer line included five major varieties with a mix of bottles and cans:

Reed’s Original Ginger Beer – Our first to market product uses a Jamaican-inspired recipe that calls for fresh ginger root, lemon, lime, pineapple juice, honey, raw cane sugar, herbs and spices.

Reed’s Premium Ginger Beer – Our Original Ginger Beer sweetened with honey and pineapple juice. (No cane sugar added.)

Reed’s Extra Ginger Beer – Contains 50% more fresh ginger than Reed’s Original recipe for extra spice.

Reed’s Strongest Ginger Beer – Contains 115% more fresh ginger than Reed’s Original for the strongest spice.

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

Reed’s Zero Sugar Real Ginger Ale – also launched in April 2020 in standard and slim cans. It uses a proprietary sweetening system to match the great taste of the cane sugar version in a zero-calorie drink.

Reed’s Mocktails – In 2021 Reed’s line extended its Zero Sugar Ginger Ale, with the launch of Mocktail Flavors. It uses our proprietary sweetening system to match the great taste of the cane sugar version in a zero-calorie drink. The two flavors are Shirley Tempting and Transfusion.

Reed’s Real Cranberry Ginger Ale – This seasonal product, launch in the fall of 2021 is our Real Ginger Ale with cranberry added. It is a consumer favorite during the holiday season and is available October through December.

Reed’s Ready to Drink

Reed’s Zero Sugar Classic Mule – Launched in 2020 and expanded to 42 states in 2022, Reed’s first-ever alcoholic offering is packed with REAL, fresh ginger root and made through a unique handcrafted brewing and fermentation process. It contains 7% ABV, and a light-spice flavor profile with no artificial colors, gluten, GMOs or caffeine. It is the ultimate mule, made with fresh ginger root, to be enjoyed anytime, anywhere.

Reed’s Zero Sugar Stormy Mule – Launched in 2022, the Stormy is the perfect companion to our Classic Mule, the Stormy Mule is the ultimate rum flavored alcohol and ginger beer. It contains 7% ABV, and a light-spice flavor profile with no artificial colors, gluten, GMOs or caffeine. It is the ultimate stormy, made with fresh ginger root, to be enjoyed anytime, anywhere.

Reed’s Zero Sugar Hard Ginger Ale - Launched in late 2002, our line of light refreshing hard ginger ales are available in four flavors: Mango, Cherry Lime, Strawberry Watermelon and Pineapple Coconut. They contain 5% ABV, 100 calories and zero carbohydrates and have no added sugar, artificial colors, gluten, GMOs or caffeine. They are made with fresh ginger root, to be enjoyed anytime, anywhere.

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

Our Primary Markets

We target a smaller segment of the estimated $29 billion mainstream carbonated and non-carbonated soft drink markets in the United States. Our brands are generally considered premium and natural, with upscale packaging. They are loosely defined as the craft specialty bottled carbonated soft drink category.

We have an experienced and geographically diverse sales force promoting our products, with senior sales representatives strategically placed in multiple regions across the country, supported by local Reed’s sales staff. Additionally, we have sales managers handling national accounts for natural, specialty, grocery, mass, club, drug, liquor, and convenience channels. Our sales managers are responsible for all activities related to the sales, distribution, and marketing of our brands to our entire retail partner and distributor network in North America. The Company not only employs an internal sales force but has partnered with independent sales brokers and outside representatives to promote our products in specific channels and key targeted accounts.

We sell to well-known popular natural food and gourmet retailers, large grocery store chains, mass merchants, club stores, convenience and drug stores, liquor stores, industrial cafeterias (corporate feeders), and to on-premises bars and restaurants nationwide and in some international markets. We also sell our products and promotional merchandise directly to consumers via the Internet through our Amazon storefront which can be accessed through our company web site www.drinkreeds.com.

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

Our product reaches the market in the following ways:

Direct to Natural & Specialty Wholesale Distributors

Our natural and specialty distributor partners operate a distribution network delivering thousands of SKUs of natural and gourmet products to thousands of small, independent, natural retail outlets around the U.S., along with national chain customers, both conventional and natural. This system of distribution allows our brands far reaching access to some of the most remote parts of North America. During the past year we have expanded, and will continue to expand, in this distribution network.

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

Wholesale Distribution

We utilize a network of five independent distribution and consolidation centers across the United States to store and distribute our products. Our Wholesale Distributor network handles the wholesale shipments of our products. These distributors have a warehouse and distribution center, and ship Reed’s and Virgil’s products directly to the retailer (or to customers who opt for drop shipping).

International Distribution

We presently export Reed’s and Virgil’s brands throughout international markets via US based exporters. International markets where our brands are present are France, UK, South Africa, portions of the Caribbean, Canada, Spain, Philippines, Israel and Australia.

International sales to some areas of the world are cost prohibitive, except for some specialty sales, since our premium sodas were historically packed in glass, which drives substantial freight costs when shipping overseas. Despite these cost challenges, we believe there are good opportunities to expand internationally, and we are increasing our marketing focus on these areas by adding freight friendly packages such as aluminum cans and also developing manufacturing partnerships in local markets whereby we ship concentrate rather than finished goods. We are open to exporting and co-packing internationally and expanding our brands into foreign markets, and we have held preliminary discussions with trading companies and import/export companies for the distribution of our products throughout Asia, Europe, Australia, and South America. We believe these areas are a natural fit for Reed’s ginger products because of the popularity and importance of ginger in international markets, especially the Asian market, where ginger is a significant part of the local diet and nutrition.

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

Manufacturing Our Products

All of Reed’s products are produced by our co-pack partners. They brew, blend, bottle, and package our products and charge us a fee, generally by the case, for the products produced. We have a long-standing relationship with three co-packers in Pennsylvania and two in California. During 2020 we entered into co-packing agreements with a co-packer on the East Coast, Clinton’s Ditch, and on the West Coast, Noel Canning. We are in discussions and negotiations with additional co-packers to secure added capability for future production needs. We periodically review our co-packing relationships to ensure that they are optimal with respect to quality of production, cost and location.

In some instances, subject to agreement, certain equipment may be purchased exclusively by us and/or jointly with our co-packers and installed at their facilities to enable them to produce certain of our products. In certain cases, such equipment remains our property and is required to be returned to us upon termination of the packing arrangements with such co-packers, unless we are reimbursed by the co-packer over a pre-determined number of cases that are produced at the facilities concerned. For most of our products there are limited co-packing facilities in our markets with adequate capacity and/or suitable equipment to package our products. We believe a short disruption or delay in production would not significantly affect our revenues; however, as alternative co-packing facilities in our markets with adequate long-term capacity may not be available for such products, either at commercially reasonable rates and/or within a reasonably short time period, if at all, a lengthy disruption or delay in production of any of such products could significantly affect our revenues.

Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, including in new markets. If we materially underestimate demand for our products, and/or are unable to secure sufficient ingredients or raw materials, and/or procure adequate packing arrangements and/or obtain adequate or timely shipment of our products, we might not be able to satisfy demand on a short-term basis.

We continue to actively seek alternative and/or additional co-packing facilities with adequate capacity and capability for the production of our various products to minimize transportation costs and transportation-related damages as well as to mitigate the risk of a disruption.

Warehousing and Logistics are a significant portion of the Company’s operational costs. In order to drive efficiency and reduce costs, on February 1, 2019, we entered into a strategic partnership with FitzMark to manage all freight movement for the Company. FitzMark is one of the largest distribution service providers in North America and has expertise that will provide a competitive advantage in the movement of raw materials and finished goods. This partnership supports planning and execution of all inventory movement, assessment of storage needs and cost management.

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

Competition

Nonalcoholic Beverages

The nonalcoholic beverage segment of the commercial beverage industry is highly competitive, consisting of numerous companies ranging from small or emerging to very large and well established. The principal areas of competition include pricing, packaging, development of new products and flavors, and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers. Many of these brands have enjoyed broad, well-established national recognition for years, through well-funded advertising and other branding campaigns. Competitors in the ginger beer category include Goslings, Fever Tree, Bundaberg, Cock ‘n Bull and Q; in the craft soda category we compete with brands such as Stewart’s, IBC, Zevia, Henry Weinhard’s, Boylan, Sprechers, and Jones Soda; In the Ginger Ale category we compete with Canada Dry, Schweppes, Seagram’s, Vernor’s, and Zevia.

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

We are also subject to increasing levels of regulatory issues including the registration and/or taxation of our products in certain new international markets, which may put us at a competitive disadvantage. (See “Government Regulation” below for additional information)

Despite our products having a relatively high price for a craft premium beverage product, minimal mass media advertising to date, and a small but growing presence in the mainstream market compared to many of our competitors, we believe our natural innovative beverage recipes, packaging, use of premium ingredients, and a proprietary ginger processing formula provide us with a competitive advantage. Our commitment to the highest quality standards and brand innovation are keys to our success.

Candy

Reed’s Crystallized Ginger and Reed’s Ginger Chews restaged their product line up in 2020. The category is small and there is not a significant number of entrants. Key competitors are Chimes and Gin Gins.

Ready to Drink:

The RTD category refers to canned cocktails that offer convenience and quality for cocktail drinkers.

The start of Covid-19, when restaurants and bars closed in March 2020, helped propel the category with consumers bringing the on-premises cocktail occasion to their homes. This was a major boost for canned, single-serve RTDs. Without the recent quality improvements of RTD cocktails, however, it’s unlikely that the category would have taken off. Today’s RTD cocktails bring much higher quality versus earlier wine coolers and malt-based hard lemonades. Premiumization has resulted in a new wave of products that boast less sugar and more transparency. Variety has also been a key driver, allowing consumers ways to experiment without buying costly ingredients or spirits. Reed’s is poised to leverage these trends by bringing high-quality, crafted Mules made with real fresh ginger to the market.

Top selling brands in the category are High Noon, Cutwater Spirits, On The Rocks, Jose Cuervo, 1800 Tequila, Buzzballz, Bacardi, The Long Drink Company, and Fisher’s Island. In the Mule segment, the key players include ‘Merican Mule, Cutwater Mule, and Copper Can.

Raw Materials

Substantially all of the raw materials used in the preparation, bottling and packaging of our products are purchased by Reed’s or by our contract packers in accordance with our specifications. Raw materials are delivered and stored at our various third-party co-packers.

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

Many outside factors such as crop yield, weather, agricultural legislation, and the geopolitical climate could impact supply and price; however, we do source certain ingredients from different regions and suppliers to mitigate some of this risk.

Industry-wide shortages of certain ingredients could from time to time in the future be encountered, which could interfere with and/or delay production of certain of our products.

Glass Bottles and Aluminum Cans

A significant component of our product cost is the purchase of glass bottles and aluminum cans. We are generally responsible for arranging for the purchase and delivery to our third-party co-packers of the containers in which our beverage products are packaged. In December 2017, we entered into an exclusive strategic partnership with Owens-Illinois (glass), and in February 2018 we entered into a strategic partnership with Crown Cork & Seal for aluminum cans. During 2022 we entered into an agreement with a packaging broker to supply us with 25 million sleek and standard 12-ounce cans during 2023. These suppliers provide expertise in emerging package and material innovation that can be leveraged to further expand marketing and package offerings.

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

Seasonality

Sales of our nonalcoholic beverages are somewhat seasonal with higher-than-average volume in the warmer months. The volume of sales in the beverage business may be affected by weather conditions.

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

Regulation

Our Company is required to comply, and it is our policy to comply with all applicable laws in all jurisdictions in which we do business.

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

Legislation that would impose an excise tax on sweetened beverages has been proposed in the U.S. Congress, in some state legislatures and by some local governments, with excise taxes generally ranging between $0.01 and $0.02 per ounce of sweetened beverage. Berkeley, California became the first jurisdiction to pass such a measure, and a general tax of $0.01 per ounce on certain sweetened drinks became effective on January 1, 2015. Other U.S. jurisdictions have passed similar measures, some of which have been challenged in litigation. The imposition of such taxes on our products would increase the cost of certain of our products or, to the extent levied directly on consumers, make certain of our products less affordable. Excise taxes on sweetened beverages already are in effect in certain foreign countries, such as France, the United Kingdom, Ireland, South Africa, Mexico and Colombia. Other countries are considering similar measures.

Alcoholic beverages are regulated by federal, state and local governments in both the U.S. and abroad whose laws and regulations govern the production, distribution and sale of alcohol beverages, including licensing, permitting, advertising and marketing. The manufacturing and sale of alcohol products requires numerous approvals, licenses and permits from governmental agencies, including, but not limited to, the U.S. Department of Treasury, the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the U.S. Department of Agriculture, the FDA, state alcohol regulatory agencies and state and federal environmental agencies. Our third-party manufacturers, in particular, are subject to audits and inspections by TTB and applicable state alcohol regulatory agencies at any time. Our alcohol beverages are also subject to various taxes, license fees, and the like levied by governmental entities as well as bonds that such entities may deem necessary to ensure compliance with applicable laws and regulations. Beginning in January 2018, the federal excise taxes imposed on domestic brewers that produce less than 2 million barrels annually were reduced from $7.00 to $3.50 per barrel on the first 60,000 barrels shipped annually. State and local excise taxes, on the other hand, vary based on the alcohol content and type of beverage. Federal, state, or local governments may increase such excise taxes in the future.

Our co-packers are subject to federal, state and local environmental laws and regulations, including those relating to air emissions, water discharges, the use of water resources, waste disposal, and recycling. Changes in environmental compliance mandates, and any expenditures necessary to comply with such requirements, could increase costs. In addition, continuing concern over environmental matters, including climate change, is expected to continue to result in new or increased legal and regulatory requirements (in and outside of the United States), including to reduce or mitigate the potential effects of greenhouse gases, to limit or impose additional costs on commercial water use due to local water scarcity concerns, or to expand mandatory reporting of certain environmental, social and governance metrics. Compliance with these provisions has not had, and we do not expect such compliance to have, in the near future, any material adverse effect on our capital expenditures, net income or competitive position.

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

Our primary cost pertaining to environmental compliance activity is in recycling fees and redemption values. Various municipalities, states and foreign countries require that a deposit be charged for certain non-refillable beverage containers. The precise requirements imposed by these measures vary by jurisdiction. Other deposit, recycling, ecotaxes and/or product stewardship proposals have been, and may in the future be, introduced and enacted at the federal, state, and local levels, and in foreign countries. In California, we are required to collect redemption values from our customers and to remit such redemption values to the State of California Department of Resources Recycling and Recovery based upon the number of cans and bottles of certain carbonated and non-carbonated products sold. In certain other states and countries where our products are sold, we are also required to collect deposits from our customers and to remit such deposits to the respective jurisdictions based upon the number of cans and bottles of certain carbonated and non-carbonated products sold in such states.

Employees

As of December 31, 2022, we had 22 full-time equivalent employees on our corporate staff. We employ additional people on a part-time basis as needed. We have never participated in a collective bargaining agreement. We believe relations with our employees are good.

Available Information

The Company maintains a website at the following address: www.drinkreeds.com. The information on the Company’s website is not incorporated by reference in this report. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (“SEC”) in accordance with the Securities Exchange Act of 1934, as amended (“Exchange Act”). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, we routinely post on the “Investors” page of our website news releases, announcements and other statements about our business and results of operations, some of which may contain information that may be deemed material to investors. Therefore, we encourage investors to monitor the “Investors” page of our website and review the information we post on that page. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the following address: http://www.sec.gov.

Item 1A. Risk Factors

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements.

Summary of Material Risk Factors

●	We have a history of operating losses. Our estimates regarding the sufficiency of our cash resource and capital requirements and needs for additional financing raises substantial doubt about our ability to continue as a going concern.

●	We may not be able to extend or repay our indebtedness owed to our secured lenders, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

●	We require additional financing to support our working capital and execute our operating plans for fiscal 2023, which may not be available or may be costly and dilutive.

●	We rely on contract packers to manufacture our products.

●	If we are not able to pass on increases in the costs of raw materials, including aluminum cans, ingredients, fuel and/or costs of co-packing or if we experience shortages of such raw materials, our business and results of operations could be materially, adversely affected and result in a higher cost base.

●	Our failure to accurately estimate demand for our products or maintain sufficient inventory levels could adversely affect our business and financial results.

●	Our business is subject to seasonality, which may cause fluctuations in our operating results.

●	The costs of packaging supplies, ocean and domestic freight, and inflation generally may adversely affect our results of operations.

●	Global or regional catastrophic events, such as the military conflict in Ukraine, could impact our operations and affect our ability to grow our business.

●	The COVID-19 pandemic has impacted and may continue to impact our business and operations.

●	Climate change and natural disasters may negatively affect our business.

●	If we are not able to retain the services of our workforce, there may be an adverse effect on our operations and/or our operating performance until we find suitable replacements.

●	Regulations imposing excise taxes on sweetened beverages may adversely affect our business, financial condition or results of operations and inhibit the sales of products.

●	Regulations concerning alcohol beverages may adversely affect our business, financial condition or results of operations and inhibit the sales of such products.

●	Significant changes to or failure to comply with various environmental laws may expose us to liability and/or cause certain facilities of our co-packers to close, relocate or operate at reduced production levels, which could adversely affect our business, financial condition and results of operations.

●	Uncertainty in the financial markets and other adverse changes in general economic or political conditions could adversely affect our industry, business and results of operations.

Risk Factors Relating to Our Business

There is Substantial doubt about our ability to continue as a going concern.

The Company’s financial statements as of December 31, 2022, were prepared on a going concern basis. For the year ended December 31, 2022, the Company recorded a net loss of $20,057 and used cash in operations of $15,530, and as of December 31, 2022, the Company had stockholders’ deficit of $8,470, and negative working capital of $1,563. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2022, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2022, we had a cash balance of $533 with borrowing capacity of $1,663. The Company believes that its current level of cash and cash equivalents are not sufficient to fund its operations for the next 12 months.

Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, drive further operating efficiencies, reduce expenditures, and ultimately, create profitable operations. We may not be able to obtain additional capital on reasonable terms. Our financial statements do not include adjustments that would result from the outcome of this uncertainty. To alleviate these conditions, management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners or through obtaining credit from financial institutions. As we seek additional sources of financing, there can be no assurance that such financing will be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

We have significant obligations under payables and debt obligations. Our ability to operate as a going concern are contingent upon successfully obtaining additional financing. Failure to do so would adversely affect our ability to continue operations.

If capital is not available, we may then need to scale back or freeze our organic growth plans, sell our business under unfavorable terms, and reduce expenses to manage our liquidity and capital resources. We may not be able extend or repay our current obligations, which could impact our ability to continue to operate as a going concern.

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

Holders of the Notes agreed to waive certain provisions of the Notes resulting from the delisting of the Company’s common stock from the Nasdaq Capital Market and the resulting Fundamental Change and Make-Whole Fundamental Change subject to certain conditions, through May 1, 2023.

In the event of a Make-Whole Fundamental Change under the Notes, the holders of the Notes would have the right to require the Company to repurchase the Notes at a purchase price of 100% of the principal amount held by such holder, plus accrued and unpaid interest through, but not including, the repurchase date. In addition, we would also be required to pay the holders of the Notes a Make-Whole Fundamental Change payment. The repurchase of the Notes as a result of a Make-Whole Fundamental Change would likely render us insolvent and result in some type of bankruptcy, insolvency, liquidation, or reorganization event for the company. Such an event could result in substantial dilution to investors in our common stock. While we expect the holders to provide further accommodations regarding this provision, there can be no assurances that they will be able to continue to do so or that the conditions imposed will be reasonable.

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

We require additional financing to support our working capital and execute our operating plans for 2023, which may not be available or may be costly and dilutive.

We require additional financing to support our working capital needs and fund our operating plans for fiscal 2023. To alleviate these conditions, management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners or through obtaining credit from financial institutions. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor.

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

Risks associated with the conflict in Ukraine.

The conflict in Ukraine has continued to result in worldwide geopolitical and macroeconomic uncertainty. The conflict has resulted and could continue to result in volatile commodity markets, supply chain disruptions, increased risk of cyber incidents or other disruptions to our information systems business disruptions, limitations on access to credit markets and other corporate banking services, including working capital facilities, reduced availability and increased costs for transportation, energy and packaging and raw materials and other input costs. We cannot predict how and the extent to which the conflict will affect our operations, customers, consumers or business.

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

The prices of ingredients, other raw materials, packaging materials, aluminum cans and other containers fluctuate depending on market conditions, governmental actions, climate change and other factors beyond our control, including outbreaks of infectious diseases. Substantial increases in the prices of our or ingredients, other raw materials, packaging materials, aluminum cans and other containers, to the extent they cannot be recouped through increases in the prices of finished beverage products, could increase our and our bottling partners’ operating costs and reduce our profitability. Increases in the prices of our finished products resulting from a higher cost of ingredients, other raw materials, packaging materials, aluminum cans and other containers could affect affordability in some markets and reduce our or our bottling partners’ sales. In addition, some of our ingredients as well as some packaging containers, such as aluminum cans, are available from a limited number of suppliers. We and our bottling partners may not be able to maintain favorable arrangements and relationships with these suppliers, and our contingency plans may not be effective in preventing disruptions that may arise from shortages of any ingredients that are available from a limited number of suppliers. Adverse weather conditions may affect the supply of other agricultural commodities from which key ingredients for our products are derived. An increase in the cost, a sustained interruption in the supply, or a shortage of some of these ingredients, other raw materials, packaging materials, aluminum cans and other containers that may be caused by changes in or the enactment of new laws and regulations; a deterioration of our or our bottling partners’ relationships with suppliers; supplier quality and reliability issues; trade disruptions; changes in supply chain; and increases in tariffs; or events such as natural disasters, widespread outbreaks of infectious diseases (such as the COVID-19 pandemic), power outages, labor strikes, political uncertainties or governmental instability, or the like could negatively impact our net operating revenues and profits.

Our reliance on distributors, retailers and brokers could affect our ability to efficiently and profitably distribute and market our products, maintain our existing markets and expand our business into other geographic markets.

Our ability to maintain and expand our existing markets for our products, and to establish markets in new geographic distribution areas, is dependent on our ability to establish and maintain successful relationships with reliable distributors, retailers and brokers strategically positioned to serve those areas. Most of our distributors, retailers and brokers sell and distribute competing products and our products may represent a small portion of their businesses. The success of this network will depend on the performance of the distributors, retailers and brokers of this network. There is a risk that the mentioned entities may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our products in localities that may not be receptive to our product. Our ability to incentivize and motivate distributors to manage and sell our products is affected by competition from other beverage companies who have greater resources than we do. To the extent that our distributors, retailers and brokers are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, our sales and results of operations could be adversely affected. Furthermore, such third parties’ financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sales activities.

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

Increased market spending may not drive volume growth.

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

Over the past few years, volatility in the global oil markets has resulted in high fuel prices, which many shipping companies have passed on to their customers by way of higher base pricing and increased fuel surcharges. With recent declines in fuel prices, some companies have been slow to pass on decreases in their fuel surcharges. If fuel prices increase again, we expect to experience higher shipping rates and fuel surcharges, as well as energy surcharges on our raw materials. It is hard to predict what will happen in the fuel markets in 2023. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers.

If we are unable to attract and retain qualified employees, our efficiency and operations would be adversely affected.

Our success depends on our ability to attract and retain highly qualified employees in such areas as sales, marketing, product development, supply chain, finance and accounting. In general, we compete to hire new employees, and, in some cases, must train them and develop their skills and competencies. Our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. Any unplanned turnover could negatively impact our operations, financial condition and employee morale.

If we are not able to retain the services of members of senior management, there may be an adverse effect on our operations and/or our operating performance until we find suitable replacements.

Our business is dependent, to a large extent, upon the services of our senior management. We do not maintain key person life insurance on any members of our senior management. The loss of service of Chief Executive Officer, Norman E. Snyder or any other key members of our senior management could adversely affect our business until suitable replacements can be found. There may be a limited number of personnel with the requisite skills to serve in these positions, and we may be unable to locate or employ such qualified executives on acceptable terms.

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

Fluctuations in our effective tax rate could adversely affect our financial condition and results of operations.

Changes in U.S. tax laws as a result of any legislation proposed by the new U.S. Presidential Administration or U.S. Congress, which may include efforts to change or repeal the 2017 Tax Cuts and Jobs Act and the federal corporate income tax rate reduction, could adversely affect our provision for income taxes, resulting in an adverse impact on our financial condition or results of operations.

Uncertainty in the financial markets and other adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our industry, business and results of operations.

Global economic uncertainties, including highly inflationary economies and foreign currency exchange rates and rising interest rates, affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. There can be no assurance that economic improvements will occur, or that they would be sustainable, or that they would enhance conditions in markets relevant to us. In addition, we cannot predict the duration and severity of disruptions in any of our markets or the impact they may have on our customers or business. Unfavorable economic conditions and financial uncertainties, including economic slowdowns and recessions, and unstable political conditions, including civil unrest and governmental changes, in certain of our other international markets could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products. Included in the foregoing are long-term uncertainties surrounding the United Kingdom’s withdrawal from the European Union on January 31, 2020 (commonly referred to as “Brexit”) and any resulting increases in tariffs, importation restrictions, out of stocks, volatility in currency exchange rates, including the valuation of the euro and the British pound in particular, changes in the laws and regulations applied in the United Kingdom or impacts on economic and market conditions in the United Kingdom, the European Union and its member states and elsewhere. The foregoing also includes the military conflict in Ukraine and any increased economic uncertainty and volatility in commodity prices that it poses.

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

Risks Factors Relating to Our Industry

The costs of packaging supplies, freight, and inflation generally may adversely affect our results of operations.

Many of our packaging supply contracts allow our suppliers to alter the costs they charge us for packaging supplies based on changes in the costs of the underlying commodities that are used to produce those packaging supplies, such as aluminum for cans, and pulp and paper for cartons and/or trays. These changes in the prices we pay for our packaging supplies occur at certain predetermined times that vary by product and supplier. In most cases, we bear the risk of increases in the costs of these packaging supplies, including the underlying costs of the commodities that comprise these packaging supplies. Recently, inflation has affected, and continues to affect certain of our raw material and packaging costs, commodities and other inputs globally. If the costs of packaging supplies and other costs, such as domestic freight rates, increase, we may be unable to pass these costs along to our customers through corresponding adjustments to the prices we charge, which could have a material adverse effect on our results of operations.

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

We target a niche in the estimated $29 billion carbonated soft drink market in the US, Canada and international markets. Our brands are generally regarded as premium and natural, with upscale packaging and are loosely defined as the artisanal (craft), premium bottled carbonated soft drink category. The soft drink industry is highly fragmented, and the craft soft drink category consists of such competitors as IBC, Stewart’s, Zevia, Henry Weinhard’s, Izze, Boylan, Sprechers, and Jones Soda, to name a few. These brands have the advantage of being seen widely in the national market and being commonly known for years through well-funded ad campaigns. Our products have a relatively high price for an artisanal premium beverage product, minimal mass media advertising to date and a small but growing presence in the mainstream market compared to some of our larger competitors.

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

During the year ended December 31, 2022, the Company had two customers that accounted for approximately 17% and 16% of its sales, respectively; and during the year ended December 31, 2021, the Company had two customers that accounted for approximately 19% and 11% of its sales, respectively. These two customers serve hundreds if not thousands of various retail chains and end customers.

No other customer exceeded 10% of sales for either period.

The loss of our largest vendors would substantially reduce revenues.

Our vendors are important to our success. If we are unable to maintain good relationships with our existing vendors, our business could suffer.

During the year ended December 31, 2022, the Company’s largest vendor accounted for approximately 12% of its purchases. During the year ended December 31, 2021, the Company’s largest two vendors accounted for approximately 13%, and 10% of its purchases, respectively.

As of December 31, 2021, no other Company vendor accounted for more than 10% of the total accounts payable.

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

During the years ended December 31, 2022, and 2021, the Company utilized nine separate US based co-packers for most its production needs. Although there are other packers that could produce the Company’s beverages, a change in packers may cause a delay in the production process, which could ultimately affect operating results.

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

Our business is dependent, to a large extent, upon the services of our management team. We do have a written employment agreement with one of four members of our management team. In addition, we do not maintain key person life insurance on any of our management team. Therefore, in the event of the loss or unavailability of any member of the management team to us, there can be no assurance that we would be able to locate in a timely manner or employ qualified personnel to replace him or her. The loss of the services of any member of our management team or our failure to attract and retain other key personnel over time would jeopardize our ability to execute our business plan and could have a material adverse effect on our business, results of operations and financial condition.

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

Risk Factors Related to Government Regulation

Changes in government regulation, or a failure to comply with existing regulations related to sweetened beverages, could adversely affect our business, financial condition and results of operations.

Legislation that would impose an excise tax on sweetened beverages has been proposed in the U.S. Congress, in some state legislatures and by some local governments, with excise taxes generally ranging between $0.01 and $0.02 per ounce of sweetened beverage. The imposition of such taxes on our products would increase the cost of certain of our products or, to the extent levied directly on consumers, make certain of our products less affordable. Excise taxes on sweetened beverages already are in effect in certain foreign countries, such as France, the United Kingdom, Ireland, South Africa, Mexico and Colombia. Other countries are considering similar measures.

Public health officials and health advocates are increasingly focused on the public health consequences associated with obesity, especially as it affects children, and are seeking legislative change to reduce the consumption of sweetened beverages.

To the extent any such legislation is enacted in one or more jurisdictions where a significant amount of our products is sold, individually or in the aggregate, it could result in a reduction in demand for, or availability of, our products, and adversely affect our business, financial condition and results of operations.

The production, distribution and sale in the United States of many of our products are also currently subject to various federal and state regulations, including, but not limited to: the FD&C Act; the Occupational Safety and Health Act; various environmental statutes; data privacy laws; California Proposition 65; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling, packaging and ingredients of such products. Outside the United States, the production, distribution and sale of many of our products are also subject to numerous statutes and regulations. If a regulatory authority finds that a current or future product, its label, or a production run is not in compliance with any of these regulations, we may be fined, or the products in question may have to be recalled, removed from the market, reformulated and/or have the packaging changed, which could adversely affect our business, financial condition and results of operations.

Regulations concerning our alcohol beverages may adversely affect our business, financial condition or results of operations.

Governmental agencies heavily regulate the alcohol beverage industry. In particular, they monitor and regulate licensing, warehousing, trade and pricing practices, permitted and required labeling, including warning labels, signage, advertising, relations with wholesalers and retailers, and, in control states, product listings. There may also be a focus on companies with established non-alcohol beverages lines of business that have expanded into the alcohol beverage industry, since marketing practices that are acceptable in the non-alcohol space may have regulatory challenges in the alcohol space. In addition, other countries in which we may sell alcohol beverages could impose duties, excise taxes and/or other related taxes. If, in the future, we are unable to comply with certain regulations, sales of our products could decrease significantly. Additionally, if such agencies or jurisdictions, foreign or domestic, choose to implement new or revised laws, regulations, fees, taxes, or other such requirements, our business could be adversely affected. If such governmental bodies require increased additional product labeling, warning requirements, or limitations on the marketing or sale of our alcohol products due to their contents or allegations concerning their potential to cause adverse health effects, our sales of alcohol beverages may be adversely affected.

Significant changes to or failure to comply with various environmental laws may our co-packers to liability or cause them to close, relocate or operate at reduced production levels, which could adversely affect our business, financial condition and results of operations.

Our co-packers are subject to a wide and increasingly broad array of federal, state, regional, local, and international environmental laws, including statutes and regulations, which aim to regulate emissions and impacts to air, land, and water. Their operations may result in odors, noise, or other pollutants being emitted. Failure to comply with any environmental laws or any future changes to them could result in alleged harm to employees or others near facilities. Significant costs to satisfy environmental compliance, remediation or compensatory requirements, or the imposition of penalties or restrictions on operations by governmental agencies or courts may adversely affect our business, financial condition, and results of operations.

Increasing concern over sustainability matters, including climate change, will likely result in new or revised laws and regulations aimed at reducing or mitigating the potential effects of greenhouse gases, restricting or increasing the costs of commercial water use due to local water scarcity concerns, or increasing mandatory reporting of certain sustainability metrics, such as recycling.

Risk Factors Related to Distribution of Alcoholic Beverages

Demand for our products may be adversely affected by many factors, including changes in consumer preferences and trends.

Consumer preferences may shift due to a variety of factors including changes in demographic and social trends, public health initiatives, product innovations, changes in vacation or leisure activity patterns and a downturn in economic conditions, which may reduce consumers’ willingness to purchase distilled spirits or cause a shift in consumer preferences away from ginger beer-based cocktails toward beer, wine or non-alcoholic beverages. Our success depends in part on fulfilling available opportunities to meet consumer needs and anticipating changes in consumer preferences with successful new products and product innovations. The competitive position of our brands could also be affected adversely by any failure to achieve consistent, reliable quality in the product or in service levels to customers.

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

Collectively, members of our board of directors and our executive officers hold approximately 23.3% of the Company’s outstanding common stock, beneficially own approximately 29.3% of our common stock and may greatly influence the outcome of all matters on which stockholders vote.

Collectively, members of our board of directors and our executive officers hold approximately 23.3% of our outstanding common stock and beneficially own approximately 29.3% of our common stock. Members of our board of directors and our executive officers may influence the outcome of certain matters on which stockholders vote. (Beneficial ownership is calculated pursuant to Section 13d-3 of the Securities Exchange Act of 1934, as amended, and includes shares underlying derivative securities which may be exercised or converted within 60 days.)

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

Our common stock has historically been sporadically or “thinly traded,” meaning that the number of persons interested in purchasing shares of our common stock at prevailing prices at any given time may be relatively small or nonexistent. As a consequence, there may be periods of several days or more when trading activity in shares of our common stock is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. This could lead to wide fluctuations in our share price. Investors may be unable to sell their common stock at or above their purchase price, which may result in substantial losses. Also, as a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of shares of our common stock in either direction. The price of shares of our common stock could, for example, decline precipitously in the event a large number of shares of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price.

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

Water is a main ingredient in substantially all of our products, is vital to the production of the agricultural ingredients on which our business relies and is needed in our manufacturing process. It also is critical to the prosperity of the communities we serve and the ecosystems in which we operate. Water is a limited resource in many parts of the world, facing unprecedented challenges from overexploitation, increasing demand for food and other consumer and industrial products whose manufacturing processes require water, increasing pollution and emerging awareness of potential contaminants, poor management, lack of physical or financial access to water, sociopolitical tensions due to lack of public infrastructure in certain areas of the world and the effects of climate change. Lack of available water of acceptable quality, actions by governmental and non-governmental organizations, investors, customers and consumers on water scarcity and increasing pressure to conserve and replenish water in areas of scarcity and stress, including due to the effects of climate change, can lead to: supply chain disruption; adverse effects on our operations or the operations of our business partners; higher compliance costs; increased capital expenditures; higher production costs, including less favorable pricing for water; perception of our failure to act responsibly with respect to water use or to effectively respond to legal or regulatory requirements concerning water scarcity; or damage to our reputation, any of which can adversely affect our business..

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Property

The Company leases 8,620 square feet of office space in Norwalk, Connecticut, which serves as our principal executive offices. The lease commenced September 1, 2018, and continues in effect for a period of 5.5 years.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was delisted from The Nasdaq Capital Market on February 16, 2023. Concurrently, our common stock became quoted on the OTCQX Best Market. We continue to trade under the symbol “REED”.

On December 21, 2021, our shareholders approved an increase in the number of authorized shares of common stock from 120 million to 180 million. On January 24, 2023, our shareholders approved a up to a 1:50 reverse stock split of our common stock. Effective January 27, 2023, we effected the 1:50 reverse stock split of our common stock.

As of March 31, 2023, there were approximately 165 holders of record of the common stock and 2,602,399 outstanding shares of common stock. The holders of record do not include those stockholders whose shares are held of record by banks, brokers and other financial institutions.

During the year ended December 31, 2022, we repurchased 265 shares of common stock from an officer for $2 based on the market value of share on the date repurchased. We retired the shares.

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

In addition to our GAAP results, the following discussion includes Modified EBITDA as a supplemental measure of our performance. We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts, and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, depreciation and amortization, stock-based compensation, changes in fair value of warrant expense, legal settlement, and one-time restructuring-related costs including employee severance and asset impairment.

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

Results of Operations

Overview

During the year ended December 31, 2022, the Company continued to strengthen its supply chain, implement gross margin enhancement initiatives, drive efficiencies in transportation and warehouse costs and reduce operating expenses. In addition, it continues to build its innovation pipeline with sustained growth in Reed’s Real Ginger Ale and Reed’s Classic Mule. At the end of the first quarter, the Company shipped its rebranded Virgil’s zero sugar line in 12 oz. sleek cans and produced its new line of Reed’s Hard Ginger Ale.

The Company remains focused on driving sales growth, improving gross margin, and reducing freight costs. The sales growth focus is on channel expansion, increase in store placements, new product introduction and improved sales execution. The margin enhancement initiative is driven by packaging savings, co-packer upgrades, and better leveraged purchasing and improved efficiency. Underpinning these initiatives is a focus on strategically reducing operating costs particularly delivery and handling expenses.

Recent Trends – Market Conditions

During the year ended December 31, 2022, the COVID-19 pandemic continued to impact our operating results and the Company anticipates a residual effect for the balance of the year. In addition, the pandemic could cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. Based on the recent increase in demand for our products, we believe that over the long term, there will continue to be strong demand for our products.

Although the U.S. economy continued to grow during the first quarter of 2022, the continuing impact of the COVID-19 pandemic, higher inflation, the actions by the Federal Reserve to address inflation, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. We have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. Although we regularly monitor companies in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations. We expect the inflationary trends and supply chain pressures to continue throughout 2023.

During the year ended December 31, 2022, the Company experienced moderation from elevated freight costs. While the average cost of shipping and handling for the year ended December 31, 2022, was $3.95 per case, which is the same as the $3.95 per case for the year ended December 31, 2021, it was significantly higher during the first half of the year, however, was significantly reduced during the second half of the year. The Company believes these challenges will continue throughout the year. In addition, the Company experienced increases in the pricing of several of its raw materials and delays in procuring several of these items. However, mitigation plans have been implemented to manage this risk. Additionally, the Company was negatively impacted by supply chain challenges impacting our ability to benefit from strong demand for, and increased sales of our product. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins and net income. The Company anticipates a continued impact throughout 2023.

Our ability to operate without significant incremental negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and protect our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Since the inception of the COVID-19 pandemic and through December 31, 2022, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part to be responsible to our employees and business partners in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

We have not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

During the year ended December 31, 2022, the Ukraine conflict did not have a direct material impact on our financial position, results of operations and liquidity.

Results of Operations – Year Ended December 31, 2022

The following table sets forth key statistics for the years ended December 31, 2022, and 2021, in thousands:

	Year Ended December 31,		Pct.
	2022	2021	Change
Gross billing (A)	$59,464	$54,658	9%
Less: Promotional and other allowances (B)	6,423	5,059	27%
Net sales	$53,041	$49,599	7%

Cost of goods sold	40,929	36,001	14%
% of Gross billing	69%	66%
% of Net sales	77%	73%
Gross profit	$12,112	$13,598	-11%
% of Net sales	23%	27%

Expenses
Delivery and handling	$11,603	$11,939	-3%
% of Net sales	22%	24%
Dollar per case ($)	3.95	3.95
Selling and marketing	7,316	9,665	-24%
% of Net sales	14%	19%
General and administrative	7,489	7,965	-6%
% of Net sales	14%	16%
Provision for receivable with former related party	538	-	-
% of Net sales	1%	0%
Total Operating expenses	26,946	29,569	-9%

Loss from operations	$(14,834)	$(15,971)	-7%

Interest expense and other expense	$(5,223)	$(431)	1,112%

Net loss	$(20,057)	$(16,402)	22%

Loss per share – basic and diluted	$(9.07)	$(8.99)	1%

Weighted average shares outstanding - basic & diluted	2,211,319	1,824,688	21%

(A)	We define gross billing as the total sales for the Company unadjusted for costs related to generating those sales. Management utilizes gross billing as an indicator of and to monitor operating performance of products and salespersons before the effect of any promotional or other allowances, which are determined in accordance with GAAP, and can mask certain performance issues. We believe that the presentation of gross billing provides a useful measure of our operating performance. Additionally, gross billing may not be comparable to similarly titled measures used by other companies, as gross billing has been defined by our internal reporting practices.

(B)	We define promotional and other allowances as costs deducted from gross billing which are associated with generating those sales. Management utilizes promotional and other allowances as an indicator of and to monitor operating performance of products, salespersons, and customer agreements. We believe that the presentation of promotional and other allowances provides a useful measure of our operating performance. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. The expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the disclosure thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following: (i) reimbursements given to the Company’s distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (ii) the Company’s agreed share of fees given to distributors and/or directly to retailers for in-store marketing and promotional activities; (iii) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (iv) incentives given to the Company’s distributors and/or retailers for achieving or exceeding certain predetermined sales goals; and (v) discounted or free products. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year.

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity through the years ended December 31, 2022.

	Total	Total		Per Case	Per Case
	2022	2021	vs PY	2022	2021	vs PY
Cases:
Reed’s	1,582	1,605	-1%
Virgil’s	1,209	1,388	-13%
Total Core	2,791	2,993	-7%
Non-Core	131	2	6432%
Candy	18	28	-36%
Total	2,940	3,023	-3%

Gross Billing:
Core	$54,613	$53,263	3%	$19.6	$17.8	10%
Non-Core	4,032	362	1014%	30.9	181.0	-83%
Candy	819	1,033	-21%	45.3	36.9	23%
Total	$59,464	$54,658	9%	20.2	18.1	12%

Discounts: Total	$(6,423)	$(5,059)	27%	$(2.2)	$(1.7)	31%

COGS:
Core	$(37,931)	$(34,804)	9%	$(13.6)	$(11.6)	17%
Non-Core	(2,568)	(304)	745%	(19.7)	$(152.0)	-87%
Candy	(430)	(893)	-52%	(23.8)	$(31.9)	-25%
Total	$(40,929)	$(36,001)	14%	$(13.9)	$(11.9)	17%

Gross Margin:	$12,112	$13,598	-11%	$4.1	$4.5	-8%
as % Net Sales	23%	27%

Sales, Cost of Sales, and Gross Margins

As part of the Company’s ongoing initiative to simplify and streamline operations the Company has identified core products on which to place its strategic focus. These core products consist of Reed’s and Virgil’s branded beverages. Non-core products consist primarily of Wellness Shots, candy and slower selling discontinued Reed’s and Virgil’s SKUs.

Core beverage volume for the year ended December 31, 2022, represents 95% of all beverage volume.

Core brand gross billing increased by 3% to $54,613 compared to the same period last year, driven by Reed’s volume decline of 1% and Virgil’s volume decline of 13%. The result is an increase in total gross billing of 9%, to $59,464 in the year ended December 31, 2022, from $54,658 during the year ended December 31, 2021. Price on our core brands increased 10.0% to $19.57 per case due to a shift in mix to lower priced, higher margin products.

Discounts as a percentage of gross billing increased to 11% from 9% in the same period last year. As a result, net sales revenue grew 7% in the year ended December 31, 2022, to $53,041, compared to $49,599 in the same period last year.

Cost of Goods Sold

Cost of goods sold increased $4,928 during the year ended December 31, 2022, as compared to the same period last year. As a percentage of net sales, cost of goods sold for the year ended December 31, 2022, was 77% as compared to 73% for the same period last year.

The total cost of goods per case increased to $13.92 per case in the year ended December 31, 2022, from $11.91 per case for the same period last year. The cost of goods sold per case on core brands was $13.59 during the year ended December 31, 2022, compared to $11.63 for the same period last year.

Gross Margin

Gross margin was 23% for the year ended December 31, 2022, compared to 27% for the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expense decreased by $336 in the years ended December 31, 2022, to $11,603 from $11,939 in the same period last year, driven by decreased volumes, ecommerce fulfilment costs, and decreasing freight rates due to market conditions. Delivery costs in the year ended December 31, 2022, were 22% of net sales and $3.95 per case, compared to 24% of net sales and $3.95 per case during the same period last year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses decreased $2,349 to $7,316 during the year ended December 31, 2022, compared to $9,665 during the same period last year. As a percentage of net sales, selling and marketing costs decreased to 14% during the year ended December 31, 2022, as compared to 19% during the same period last year. The decrease was driven by lower employee related costs, stock compensation, distributor buyouts and reduced sampling and marketing spend partially offset by higher broker fees.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, operations and finance personnel, as well as professional fees. General and administrative expenses decreased in the year ended December 31, 2022, to $7,489 from $7,965, a decrease of $476 over the same period last year. As a percentage of net sales, general and administrative expenses decreased to 14% during the year ended December 31, 2022, as compared to 16% during the same period last year. The decrease was driven by lower legal settlements, stock compensation and employee related costs, and bad debt expense, partially offset by higher public company costs and co-packer downtime charges.

Provision for Receivable with Former Related Party

At December 31, 2022, the Company had a receivable due from California Custom Beverage, LLC’s (“CCB”), an entity owned by Christopher J. Reed, a former related party. At December 31, 2022, CCB disputes that it owes $1,043 recorded as receivable by the Company. The Company believes that it will prevail in this dispute, however, as of December 31, 2022, due to the uncertainty about the ultimate amount that will be settled, the Company has provided a reserve for $538 based on management’s estimate.

Loss from Operations

The loss from operations was $14,834 for the year ended December 31, 2022, as compared to a loss of $15,971 in the same period last year driven by decreased gross profit partially offset by decreases in operating expenses discussed above.

Interest and Other Income (Expense)

Interest and other income for the year ended December 31, 2022, consisted of $5,223 of interest expense. During the same period last year, interest and other expense consisted of consisted of $1,201 of interest expense offset by $770 gain on forgiveness of debt.

Modified EBITDA

In addition to our GAAP results, we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, depreciation and amortization, stock-based compensation, changes in fair value of warrant expense, legal settlement, and one-time restructuring-related costs including employee severance and asset impairment.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the year ended December 31, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Net loss	$(20,057)	$(16,402)

Modified EBITDA adjustments:
Depreciation and amortization	225	243
Interest expense	5,223	1,201
Stock option and other noncash compensation	859	1,927
Provision for receivable with former related party	538	-
Gain on extinguishment of debt	-	(770)
Legal settlement	-	292
Severance costs	66	-
Total EBITDA adjustments	$6,911	$2,893

Modified EBITDA	$(13,146)	$(13,509)

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

For the year ended December 31, 2022, the Company recorded a net loss of $20,057 and used cash in operations of $15,530. As of December 31, 2022, we had a cash balance of $533, with $110 of current availability, and $1,633 of additional borrowing capacity, a stockholder’s deficit of $8,470 and negative working capital of $1,563, compared to a cash balance of $49 with borrowing capacity of $109, stockholders’ equity of $4,203 and working capital of $2,981 at December 31, 2021.

During the year ended December 31, 2022, the Company entered into a note purchase agreement with Whitebox Advisors, LLC and agreed to issue $13,750 of secured convertible promissory notes (the “Notes”). The net proceeds from the issuance of the Notes, after deducting placement agent fees and other debt issuance costs, was approximately $12,430.

The Notes will mature on May 9, 2025, bear interest at a rate of 10% per annum (with 5% per annum payable in cash and 5% per annum payable “in kind” by adding such accrued interest to the principal amount of the Notes). The Notes are secured by substantially all of the Company’s assets (including all of its intellectual property) and are subject to a collateral sharing agreement with ACS, the Company’s existing secured lender (see Note 5). During the year ended December 31, 2022, principal payments of $800 were made, and accrued interest of $1,052 was added to the principal balance, leaving a balance owed of $11,502 at December 31, 2022.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in estimates for reserves of uncollectible accounts, inventory obsolescence, depreciable lives of property and equipment, analysis of impairments of recorded long-term tangible and intangible assets, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services. There were no changes to our critical accounting policies described in the consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, that impacted our condensed consolidated financial statements and related notes included herein.

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Reed’s, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Reed’s, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2022, the Company incurred a net loss and utilized cash in operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to alleviate these conditions are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Valuation

As described in Notes 2 and 3 to the financial statements, the Company’s inventories are stated at the lower of cost or net realizable value, determined on first-in, first-out (“FIFO”) basis. As of December 31, 2022, the Company held inventories of $16.2 million. In determining net realizable value, management considers historical usage, forecasted demand in relation to inventory on hand, market conditions, and other factors.

We identified the evaluation of management’s estimate of the net realizable value of certain inventory as a critical audit matter, because of the significant judgments made by management in estimating future demand and market conditions which are used to arrive at the net realizable value. This required a high degree of auditor judgment and increased auditor effort in auditing such assumptions.

The primary procedures we performed to address this critical audit matter included:

●	We evaluated management’s product demand forecast for reasonableness considering historical sales by product, and whether they were consistent with the historical data and evidence obtained in other areas of the audit.
●	We developed an independent expectation of the net realizable value of inventory using historic inventory activity and compared our independent expectation to the amount recorded in the financial statements.

Accounts payable to former related party

As described in Note 13 to the financial statements, as of December 31, 2022, the Company has an arrangement with California Custom Beverage, LLC (“CCB”), a former related party and one of its one copackers. In the opinion of management, the arrangement allows for the cost of certain services provided by CCB to be offset to certain amounts due the Company. As of December 31, 2022, the Company recorded a net payable of $1,248 due to CCB.

We identified the net payable to CCB as a critical audit matter because of the significant judgements made by management in estimating net payable to CCB including the Company’s determination that a right of offset exists related to amounts payable to and amounts receivable from CCB. This required a high degree of auditor judgement to assess the reasonableness of management’s conclusions.

The primary procedures we performed related to the net payable to CCB included:

●	We inquired of management and external legal counsel to gain an understanding of the relevant facts and circumstances related to the net payable to CCB.
●	We obtained and read the contract, as amended, related to transactions between the Company and CCB.
●	We agreed amounts to a schedule of accumulated costs and offsets.
●	We evaluated the reasonableness of management’s conclusions regarding the net payable to CCB.
●	We assessed the sufficiency of management’s disclosures related to the net payable to CCB.

We have served as the Company’s auditor since 2004.

/s/Weinberg & Company, P.A.

Los Angeles, California

May 15, 2023

REED’S, INC,

BALANCE SHEETS

(Amounts in thousands, except share amounts)

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$533	$49
Accounts receivable, net of allowance of $252 and $215, respectively	5,671	5,183
Inventory, net	16,175	17,049
Receivable from former related party	777	933
Prepaid expenses and other current assets	939	1,491
Total current assets	24,095	24,705

Property and equipment, net of accumulated depreciation of $787 and $561, respectively	766	992
Intangible assets	626	624
Total assets	$25,487	$26,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,805	$10,434
Accrued expenses	233	286
Revolving line of credit, net of capitalized financing costs of $363 and $0, respectively	10,974	10,229
Payable to former related party	2,025	614
Current portion of convertible notes payable, net of debt discount of $414 and $0, respectively	2,434	-
Current portion of lease liabilities	187	161
Total current liabilities	25,658	21,724

Convertible note payable, net of debt discount of $562 and $0, respectively, less current portion	8,092
Lease liabilities, less current portion	207	394
Total liabilities	33,957	22,118

Stockholders’ equity (deficit):
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 180,000,000 shares authorized; 2,519,485 and 1,874,866 shares issued and outstanding, respectively	-	-
Additional paid in capital	114,635	107,246
Accumulated deficit	(123,199)	(103,137)
Total stockholders’ equity (deficit)	(8,470)	4,203
Total liabilities and stockholders’ equity (deficit)	$25,487	$26,321

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2022 and 2021

(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Net Sales	$53,041	$49,599
Cost of goods sold	40,929	36,001
Gross profit	12,112	13,598

Operating expenses:
Delivery and handling expense	11,603	11,939
Selling and marketing expense	7,316	9,665
General and administrative expense	7,489	7,965
Provision for receivable with former related party	538	-
Total operating expenses	26,946	29,569

Loss from operations	(14,834)	(15,971)

Gain on extinguishment of PPP note payable	-	770
Interest expense	(5,223)	(1,201)

Net loss	(20,057)	(16,402)

Dividends on Series A Convertible Preferred Stock	(5)	(5)

Net loss attributable to common stockholders	$(20,062)	$(16,407)

Loss per share – basic and diluted	$(9.07)	$(8.99)

Weighted average number of shares outstanding – basic and diluted	2,211,319	1,824,688

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2022 and 2021

(Amounts in thousands except share amounts)

	Common Stock			Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2020	1,726,526		$-	9,411	$94	$97,040	$(86,730)	$10,404
Fair value of vested options	-		-	-	-	1,684	-	1,684
Fair value of warrants issued as financing costs	-		-	-	-	458	-	458
Fair value of vested restricted shares granted to officers	5,657		-	-	-	243	-	243
Dividends on Series A Convertible Preferred Stock	93		-	-	-	5	(5)	-
Repurchase of common stock	(270)		-	-	-	(15)		(15)
Common shares issued on exercise of options	1,260		-	-	-	32		32
Common shares issued for financing costs	8,000		-	-	-	472		472
Common shares issued pursuant to a rights offering, net of offering costs	133,600		-	-	-	7,327	-	7,327
Net Loss	-		-	-	-	-	(16,402)	(16,402)
Balance, December 31, 2021	1,874,866			9,411	94	107,246	(103,137)	4,203

Fair value of vested options	-		-	-	-	701	-	701
Fair value of vested restricted shares granted to officers	8,758		-	-	-	158	-	158
Repurchase of common stock	(265)		-	-	-	(2)		(2)
Dividends on Series A Convertible Preferred Stock	-		-	-	-	-	(5)	(5)
Common shares issued for financing costs	2,000		-	-	-	37		37
Common shares issued for interest payment	262,234			-	-	1,461		1,461
Common shares issued pursuant to a rights offering, net of offering costs	371,892			-	-	5,034	-	5,034
Net Loss	-		-	-	-	-	(20,057)	(20,057)
Balance, December 31, 2022	2,519,485	$		9,411	$94	$114,635	$(123,199)	$(8,470)

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022 and 2021

(Amounts in thousands)

	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net loss	$(20,057)	$(16,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	108	143
Loss on disposal of property & equipment	-	67
Gain on termination of leases	-	(2)
Gain on extinguishment of PPP note payable	-	(770)
Amortization of debt discount	530	162
Amortization of prepaid financing costs	431	295
Fair value of vested options	701	1,684
Fair value of vested restricted shares granted to directors and officers for services	158	243
Common shares issued as financing costs	37	-
Change in allowance for doubtful accounts	37	(19)
Provision for receivable with former related party	538	-
Change in inventory reserve	344	(59)
Accrued interest on convertible note	2,313	-
Lease liability	(161)	(115)
Changes in operating assets and liabilities:
Accounts receivable	(525)	(446)
Inventory	531	(5,871)
Prepaid expenses and other assets	55	322
Decrease in right of use assets	117	100
Accounts payable	(629)	3,688
Accrued expenses	(58)	(609)
Net cash used in operating activities	(15,530)	(17,589)
Cash flows from investing activities:
Intangible asset trademark costs	(2)	(9)
Purchase of property and equipment	-	(326)
Net cash used in investing activities	(2)	(335)
Cash flows from financing activities:
Borrowings under revolving line of credit	54,564	66,234
Repayments of revolving line of credit	(53,456)	(56,005)
Capitalization of financing costs	(483)	-
Proceeds from sale of common stock	5,034	7,327
Proceeds from convertible note payable, net of expenses	12,430	-
Repayment of convertible note payable	(3,100)	-
Amounts from former related party	1,029	(193)
Principal repayments on finance lease obligation	-	(2)
Exercise of options	-	32
Repurchase of common stock	(2)	(15)
Net cash provided by financing activities	16,016	17,378

Net increase (decrease) in cash	484	(546)
Cash at beginning of period	49	595
Cash at end of period	$533	$49

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,911	$430
Non-cash investing and financing activities:
Dividends on Series A Convertible Preferred Stock	$5	$5
Fair value of warrant recorded to prepaid expenses	$-	$458
Common Shares issued for financing costs	$37	$472
Common Shares issued for principal payment	$200	$-
Common Shares issued for interest payment	$1,261	$-
Note Payable principal extinguished	$-	$770

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(In thousands, except share and per share amounts)

1. Operations and Liquidity

Reed’s, Inc., (the “Company”) is the owner and maker of Reed’s Craft Ginger Beer, Reed’s Real Ginger Ale, Reed’s Classic and Stormy Mules, and Reed’s Hard Ginger Ales and Virgil’s Handcrafted Sodas. The Company was established in 1989 and is incorporated in the state of Delaware.

Effective on January 24, 2023, the Board of Directors and stockholders have approved resolutions authorizing a reverse stock split of the outstanding shares of the Company’s common stock on the basis of 1 share for every 50 shares of common stock. All shares and per share amounts and information presented herein have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2022, the Company recorded a net loss of $20,057 and used cash in operations of $15,530. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of December 31, 2022, we had a cash balance of $533, with $110 of current availability, and $1,663 of additional borrowing capacity.

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

Recent Trends - Market Conditions

During the year ended December 31, 2022, the COVID-19 pandemic continued to impact our operating results and the Company anticipates a residual effect for the balance of the year. In addition, the pandemic could cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively affects the consumers who purchase our products. Based on the recent increase in demand for our products, we believe that over the long term, there will continue to be strong demand for our products.

Although the U.S. economy continued to grow during the first quarter of 2022, the continuing impact of the COVID-19 pandemic, higher inflation, the actions by the Federal Reserve to address inflation, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. We have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. Although we regularly monitor companies in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations. We expect the inflationary trends and supply chain pressures to continue throughout 2023.

During the year ended December 31, 2022, the Company experienced moderation from elevated freight costs. While the average cost of shipping and handling for the year ended December 31, 2022, was $3.95 per case, which is the same as the $3.95 per case for the year ended December 31, 2021, it was significantly higher during the first half of the year, however, was significantly reduced during the second half of the year. The Company believes these challenges will continue throughout the year. In addition, the Company experienced increases in the pricing of several of its raw materials and delays in procuring several of these items. However, mitigation plans have been implemented to manage this risk. Additionally, the Company was negatively impacted by supply chain challenges impacting our ability to benefit from strong demand for, and increased sales of our product. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins and net income. The Company anticipates a continued impact throughout 2023.

Our ability to operate without significant incremental negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and protect our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Since the inception of the COVID-19 pandemic and through December 31, 2022, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part to be responsible to our employees and business partners in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

We have not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

Nasdaq Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On August 16, 2021, the Company received a written notice from the Nasdaq Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) that the bid price of the Company’s common stock had closed at less than $1 per share over the previous 30 consecutive business days and, as a result, did not comply with Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until February 14, 2022, to regain compliance with the Bid Price Rule. The Company did not regain compliance during the compliance period ended February 14, 2022. Accordingly, the Company requested that Nasdaq grant the Company a second 180 calendar day period to regain compliance. On February 15, 2022, the Company was provided an additional 180 calendar day compliance period, or until August 15, 2022, to demonstrate compliance with the Bid Price Rule. The Company did not regain compliance during the compliance period ended August 15, 2022.

On August 16, 2022, the Company received a written notice from Nasdaq indicating that, based upon the Company’s continued non-compliance with the Bid Price Rule, Nasdaq had determined to delist the Company’s securities from Nasdaq unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). The written notice also indicated that the Company was not in compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing of the Company’s common stock on Nasdaq as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Rule”). The Company timely requested a hearing with the Panel, and after a hearing on September 28, 2022, the Company was given until February 13, 2023, to regain compliance with the Bid Price Rule, and to regain compliance with the Minimum Stockholders’ Equity Rule.

Effective January 27, 2023, the Company achieved compliance with the Bid Price Rule after effecting a 1:50 reverse split (see Reverse Stock Split below). However, after evaluating options to achieve compliance with the Minimum Stockholders’ Equity Rule, the Company’s board of directors determined not to proceed with a dilutive capital raise. On February 14, 2023, the Company received a written notice that the Nasdaq’s Listing Qualifications staff has determined that the Company’s securities were to be delisted from Nasdaq, and trading in the Company’s common stock was suspended from the Nasdaq Capital Market on February 16, 2023. On February 16, 2023, the Company’s common stock began being quoted for trading on the OTCQX US Market, operated by OTC Markets, Inc. (“OTCQX”), and the Company continues to be a reporting company under the Securities Exchange Act of 1934, as amended.

Reverse Stock Split

At a special meeting of shareholders held on January 24, 2023, the Company’s shareholders granted the Company’s board of directors the discretion to effect a reverse stock split of the common stock through an amendment to the Company’s Certificate of Incorporation, as amended, at a ratio of any ratio not less than 1-for-6 and not more than 1-for-50, at any time on or prior to January 24, 2024, with the exact ratio to be set at a whole number within this range by the board of directors in its sole discretion. On January 25, 2023, the Company announced that its board of directors approved a 1-for-50 reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share.

The authorized number of shares of common stock were not affected by the reverse stock split. No fractional shares were issued in connection with the reverse stock split, as all fractional shares were rounded up to the next whole share. Accordingly, all share and per share amounts presented herein with respect to common stock have been retroactively adjusted to reflect the above-described reverse stock split for all periods presented.

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

The allowance for accounts receivable is established through a provision reducing the carrying value of receivables. At December 31, 2022, and 2021, the allowance was $252 and $215, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. At December 31, 2022, and 2021, inventory has been reduced by cumulative write-downs for inventory aggregating $479 and $135, respectively.

Property and Equipment

Property and equipment are stated at cost. Expenditures for major renewals and improvements that extend the useful lives of property and equipment or increase production capacity are capitalized, and expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is calculated using accelerated and straight-line methods over the estimated useful lives of the assets as follows:

Property and Equipment Type	Years of Depreciation
Computer hardware and software	3-7 years
Machinery and equipment	5 years

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2022 and 2021, the Company determined there were no indicators of impairment of its property and equipment.

Intangible Assets

Intangible assets are comprised of indefinite-lived brand names acquired, so classified because we anticipate that these brand names will contribute cash flows to the Company perpetually. Indefinite-lived intangible assets are not amortized but are assessed for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired and evaluated annually to determine whether the indefinite useful life is appropriate. As part of our impairment test, we first assess qualitative factors to determine whether it is more likely than not the asset is impaired. If further testing is necessary, we compare the estimated fair value of our asset with its book value. If the carrying amount of the asset exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. For the years ended December 31, 2022 and 2021, the Company determined there was no impairment of its indefinite-lived brand names.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs aggregated $668 and $1,418 for the years ended December 31, 2022 and 2021, respectively.

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

For the years ended December 31, 2022 and 2021, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	December 31, 2022	December 31, 2021
Warrants	235,946	90,770
Common stock equivalent of Series A Convertible Preferred Stock	753	753
Convertible note payable	955,363	-
Unvested restricted common stock	1,460	2,223
Options	164,423	210,460
Total	1,357,945	304,206

The Series A Convertible Preferred Stock is convertible into Common shares at the rate of 1:0.08.

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

The Company believes the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, short-term bank loans, accounts payable, notes payable and other payables, approximate their fair values because of the short-term nature of such instruments. The carrying values of capital lease obligations and long-term financing obligations approximate their fair values because interest rates on these obligations are based on prevailing market interest rates.

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

Gross sales. During the year ended December 31, 2022, the Company’s largest two customers accounted for 17% and 16% of gross sales, respectively. During the year ended December 31, 2021, the Company’s largest two customers accounted for 19% and 11% of gross sales, respectively.

Accounts receivable. As of December 31, 2022, the Company had accounts receivable from two customers which comprised 19% and 11% of its gross accounts receivable, respectively. As of December 31, 2021, the Company had accounts receivable from one customer which comprised 18% of its gross accounts receivable.

During the years ended December 31, 2022, and 2021, the Company utilized six separate co-packers for most its production and bottling of beverage products in the United States. The Company utilizes co-packers to produce 100% of its products. The Company has long-standing relationships with two different co-packers, and in conjunction with the sale of its manufacturing plant we entered into a third co-packing agreement with California Custom Beverage LLC (“CCB”), the purchaser of the plant (see Note 13). CCB is 100% owned by Chris Reed, founder of the Company and formerly Chief Executive Officer, Chairman, director, and most recently, Chief Innovation Officer. Although there are other packers, a change in co-packers may cause a delay in the production process, which could ultimately affect operating results.

Purchases from vendors. During the year ended December 31, 2022, the Company’s largest vendor accounted for approximately 12% of all purchases. During the year ended December 31, 2021, the Company’s largest two vendors accounted for approximately 13% and 10% of all purchases, respectively. No other vendor accounted for more than 10% of the total vendor purchases.

Accounts payable. As of December 31, 2022, no vendor accounted for more than 10% of the total accounts payable. As of December 31, 2021, no vendor accounted for more than 10% of the total accounts payable.

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

3. Inventory

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and is comprised of the following (in thousands):

	December 31, 2022	December 31, 2021
Raw materials and packaging	$8,526	$11,221
Finished products	7,649	5,828
Total	$16,175	$17,049

4. Property and Equipment

Property and equipment are comprised of the following (in thousands):

	December 31, 2022	December 31, 2021
Right-of-use assets under operating leases	$724	$724
Computer hardware and software	400	400
Machinery and equipment	429	429
Total cost	1,553	1,553
Accumulated depreciation and amortization	(787)	(561)
Net book value	$766	$992

Depreciation expense for the years ended December 31, 2022, and 2021 was $108 and $143, respectively, and amortization of right-of-use assets for the years ended December 31, 2022, and 2021 as $117 and $100, respectively.

During the year ended December 31, 2021, the Company disposed of right-of-use assets under finance leases with a cost of $48 and accumulated amortization of $38 and terminated $13 of related finance leases payable.

During the year ended December 31, 2021, the Company disposed the equipment held for sale and recorded a loss on disposal of $67.

5. Intangible Assets

Intangible assets are comprised of brand names acquired, specifically Virgil’s, and costs related to trademarks. They have been assigned an indefinite life, as we currently anticipate that they will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life remains appropriate. We first assess qualitative factors to determine whether it is more likely than not that the asset is impaired. If further testing is necessary, we compare the estimated fair value of our asset with its book value. If the carrying amount of the asset exceeds its fair value, as determined by the discounted cash flows expected to be generated by the asset, an impairment loss is recognized in an amount equal to that excess. Based on management’s assessment, there were no indications of impairment at December 31, 2022.

During the year ended December 31, 2022, and 2021, the Company capitalized costs of $2 and $9, respectively, pertaining to legal and other fees incurred in applying for international trademarks for Reeds and Virgil’s brands.

Intangible assets consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Brand names	$576	$576
Trademarks	50	48
Total	$626	$624

6. Line of Credit

Amounts outstanding under the Company’s credit facilities are as follows (in thousands):

	December 31, 2022	December 31, 2021
Line of credit – Alterna Capital Solutions	$11,337	$-
Line of credit – Rosenthal & Rosenthal	-	10,229
Capitalized financing costs	(363)	-
Total	$10,974	$10,229

Alterna Capital Solutions

On March 28, 2022, the Company entered into a financing agreement with Alterna Capital Solutions (“ACS”), for a line of credit to replace its existing credit facility. The ACS line of credit is for a term of 3 years, provides for borrowings of up to $13,000, and is secured by eligible accounts receivable and inventory. An over advance rider provides for up to $400 of additional borrowing above the collateralized base (the “Over Advance”) up to a total borrowing of $13,000. At December 31, 2022, $110 of current availability and $1,663 of borrowing capacity was available under the financing agreement.

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

The Company incurred $483 of direct costs of the transaction, consisting primarily of broker, bank and legal fees. These costs have been capitalized and are being amortized over the 3-year life of the ACS agreement. For the year ended December 31, 2022, amortization of debt discount was $121, and as of December 31, 2022, the remaining unamortized debt discount balance is $363.

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

The line of credit was secured by substantially all of the assets, excluding intellectual property, of the Company. The over-advance was secured by all of Reed’s intellectual property collateral. On March 11, 2021, the Company entered into an amendment to the Rosenthal agreement and replaced a standby letter of credit of $1,500 by a guarantor with a $2,000 pledge of securities to Rosenthal by John J. Bello and Nancy E. Bello, as Co-Trustees of The John and Nancy Bello Revocable Living Trust. John J. Bello, current Chairman and former Interim Chief Executive Officer of Reed’s, is a related party, and greater than 5% beneficial owner of Reed’s common stock. As consideration for the collateral support, Mr. Bello received 8,000 shares of Reed’s restricted stock, with a fair value of $472 which was recorded a prepaid financing cost. During the year ended December 31, 2022, $121 of the prepaid financing cost was amortized, and as of December 31, 2022, there was no remaining unamortized prepaid finance cost balance.

The Company annually incurred an additional $130 of fees from Rosenthal, or 1% of the $13,000 borrowing limit. Amortization of this debt discount was $65 and $162 for the year ended December 31, 2022, and 2021, respectively. At December 31, 2022, there was no remaining unamortized debt discount balance.

7. Secured Convertible Notes Payable

Amounts outstanding under secured convertible notes payable are as follows (in thousands):

	December 31, 2022	December 31, 2021
Secured Convertible Note Payable	$10,450	$-
Accrued interest	1,052	-
Capitalized financing costs	(976)	-
Total	$10,526	$-
Current portion	(2,434)	-
Long term portion	$8,092	$-

Secured Convertible Note Payable

In May 2022, the Company entered into a note purchase agreement and agreed to issue $11,250 of secured convertible promissory notes (the “Notes”) to entities affiliated with Whitebox Advisors, LLC (collectively, “Whitebox”). The Notes bear interest at a rate of 10% per annum (with 5% per annum payable in cash and 5% per annum payable in kind (“PIK”) by adding such PIK interest to the principal amount of the Notes). The Notes are secured by substantially all of the Company’s assets (including all of its intellectual property) and are subject to a collateral sharing agreement with ACS, the Company’s existing secured lender (see Note 6). The Notes mature on May 9, 2025.

On May 9, 2022, the Company issued $11,250 of Notes to Whitebox. In September 2022, the Company issued an additional $2,500 of Notes to Whitebox. The net proceeds from the issuance of the Notes, after deducting placement agent fees and other debt issuance costs, was approximately $12,430. In November 2022, the Company paid off the $2,500 of Notes in cash. Beginning in August 2022, $11,250 of the Notes have an amortization feature which requires the Company to make monthly payments of principal of $200 plus accrued interest, payable in cash or in shares of the Company’s common stock at the option of the Company. Amortization payments that are paid in shares are priced at 90% of the average of the daily volume weighted average prices of the Company’s common stock during the five trading days prior to the date of amortization payment. During the year ended December 31, 2022, the Company made monthly amortization principal payments aggregating $800, made up of $600 in cash, and the issuance of 32,362 shares of common stock valued at $200. At December 31, 2022, the principal balance of the Notes was $10,450.

Effective February 10, 2023, the requirement for monthly amortization payments of $200 due December 2022 to May 2023 was waived (see Note 15). Remaining amortization payments of principal, as amended, total approximately $1.2 million in 2023, $2.4 million in 2024, and $800 in 2025, leaving a principal balance of the Notes of approximately $6.0 million due at maturity.

Effective August 11, 2022, the Notes were amended to add a 10% fee for the amount that the Company’s line of credit with ACS exceeds $6,000, as defined (the “Excess ABL Amount”). In addition, Whitebox amended the amount of permitted indebtedness prior to September 30, 2022, to $11.5 million. The Company was not in compliance with the Excess ABL Amount covenant at December 31, 2022, and received a waiver of this covenant violation at December 31, 2022, on February 10, 2023.

Upon conversion, holders of the Note are entitled to receive an interest make-whole payment, as defined. The make-whole amount is equal to the sum of the remaining scheduled payments of interest on the Notes to be converted that would be due if such notes matured May 9, 2025, payable, at the Company’s option in cash or in shares of common stock.

During the year ended December 31, 2022, the Company recorded interest of $3,023, made up of $800 of interest on the Notes, $489 related to make whole interest on the $2,500 Notes repaid in November 2022, and $1,734 related to the excess line of credit debt fee. During the year ended December 31, 2022, the Company made interest payments of $1,892, made up of $632 in cash, and the issuance of 229,871 shares of common stock valued at $1,261. At December 31, 2022, the balance of accrued interest was $1,052.

The initial conversion rate of the Notes is 0.08306 shares of the Company’s common stock per $1 dollar of principal converted, or approximately $12.04 per share, subject to customary anti-dilution adjustments. In addition, if certain corporate events occur that constitute a make-whole fundamental change as defined, then the note holders are, under certain circumstances, are entitled to an increase in the conversion rate, limited to 0.12155 shares of Common Stock per $1 dollar of principal, or approximately $8.23 per share.

The Company’s ability to settle conversions and make amortization payments and interest make-whole payments using shares of the Company’s common stock is subject to certain limitations set forth in the Notes. If the Company experiences a fundamental change as defined, the holders of the notes have the right to require the Company to repurchase the notes for cash at a repurchase price equal to 100% of the principal amount, plus accrued interest thereon. Effective February 10, 2023, the repurchase price was amended to 110% of the principal amount, plus accrued interest (see Note 15). At December 31, 2022, the Notes, including accrued interest, are convertible into 955,363 shares of the Company’s common stock pursuant to a share conversion cap limit as defined in the Notes.

The Company incurred $1,320 of direct costs of the transactions, consisting primarily of placement agent fees and other offering expenses. These costs have been capitalized and are being amortized over the 3-year life of the Notes. For the year ended December 31, 2022, amortization of debt discount was $344, and as of December 31, 2022, the remaining unamortized debt discount balance is $976.

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

During the years ended December 31, 2022, and 2021, lease costs totaled $178 and $179, respectively.

As of December 31, 2021, operating lease liabilities totaled $555. During the year ended December 31, 2022, the Company made payments of $161 towards its operating lease liability. As of December 31, 2022, operating lease liabilities totaled $394.

As of December 31, 2022, the weighted average remaining lease terms for an operating lease are 2.00 years. As of December 31, 2022, the weighted average discount rate for operating lease is 12.60%.

Future minimum lease payments under the leases are as follows (in thousands):

Years Ending December 31,	Amounts
2023	$226
2024	221
Total payments	447
Less: Amount representing interest	(53)
Present value of net minimum lease payments	394
Less: Current portion	(187)
Non-current portion	$207

9. Stockholders’ Equity

Series A Convertible Preferred Stock

Series A Convertible Preferred Stock (the “Preferred Stock”) consists of $10 par value, 5% non-cumulative, non-voting, participating preferred stock, with a liquidation preference of $10.00 per share. 500,000 shares are authorized. As of December 31, 2022, and 2021, there were 9,411 shares outstanding. Each share of Preferred Stock can be converted into 0.08 shares of the Company’s common stock.

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

The Preferred Stock may be converted at any time, at the option of the holder, into 0.08 shares of common stock, subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, recapitalization, reclassification, and similar transactions. The Company is obligated to reserve authorized but unissued shares of common stock sufficient to affect the conversion of all outstanding shares of Preferred Stock.

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

During the year ended December 31, 2021, the Company paid dividends on the Preferred Stock through the issuance of 93 shares of its common stock, respectively, which based upon the then-current market price of the stock equated to dividends of $5 in each of the years. During the year ended December 31, 2022, the Company accrued dividends on the Preferred Stock of $5 and is included in accrued expenses in the accompanying balance sheets. No shares of Series A preferred stock were converted into common stock in 2022.

Common Stock

The Company’s common stock has a par value of $.0001. On December 30, 2021, our shareholders approved an increase in the authorized number of common shares from 120,000,000 to 180,000,000. On December 21, 2020, our shareholders approved an increase in the authorized number of common shares from 100,000,000 to 120,000,000. As of December 31, 2022, there were 180,000,000 shares authorized, and 2,519,485 shares of common stock outstanding. As of December 31, 2021, there were 180,000,000 shares authorized, and 1,874,866 shares of common stock outstanding.

Common Stock Issuance

On March 10, 2022, the Company entered into a securities purchase agreement with certain institutional and accredited investors pursuant to which the investors agreed to purchase 371,892 shares of the Company’s common stock and warrants to purchase 185,946 shares of common stock in a private placement (including 64,963 shares of the Company’s common stock and warrants to purchase 32,482 shares of common stock to investors who are officers and directors of the Company). The warrants have an exercise price of $14.39 per share for a period of five years commencing six months from the closing date of March 11, 2022. The purchase price per share of common stock and associated warrant was $14.00 for certain investors and was $17.51 for investors who are officers and directors of the Company in compliance with the rules of the Nasdaq Stock Market. The net proceeds to the Company, after deducting placement agent fees and other offering expenses, was approximately $5.0 million. The officers and directors of the Company purchased approximately $1.1 million of the securities in the offering.

In January 2022, the Company issued 2,000 shares of common stock valued at $37 to John J. Bello and Nancy E. Bello, as Co-Trustees of The John and Nancy Bello Revocable Living Trust as consideration for the $2,000 pledge of securities to Rosenthal (see Note 6). John J. Bello, current Chairman and former Interim Chief Executive Officer of Reed’s, is a related party, and greater than 5% beneficial owner of Reed’s common stock.

On May 5, 2021, the Company entered into a placement agency agreement with Roth Capital Partners, LLC (the “Placement Agent”) and a securities purchase agreement with a certain purchaser for the purchase of shares of the Company’s common stock, par value $0.0001 per share, in an offering of securities registered under an effective registration statement filed with the Securities and Exchange Commission (“SEC”). In the offering, the Company sold 133,600 shares of common stock, at a price of $59.00 per share. The offering closed on May 7, 2021, and total proceeds received, net of fees, were $7,327. The Placement Agent was paid a total cash fee at the closing of the Offering equal to 6.5% of the gross cash proceeds received by the Company from the sale of the shares of common stock in the offering.

Common stock repurchases.

During the year ended December 31, 2022, the Company repurchased 265 shares of common stock from an officer for $2 based on the market value of share on the date repurchased. The Company retired the shares.

During the year ended December 31, 2021, the Company repurchased 270 shares of common stock from an officer for $15 based on the market value of share on the date repurchased. The Company retired the shares.

10. Share-Based Payments

Management believes that the ability to issue equity compensation, in order to incentivize performance by employees, directors, and consultants, is essential to the Company’s growth strategy.

On December 21, 2020, the 2020 Equity Incentive Plan (the “2020 Plan”) was approved by our shareholders. The 2020 Plan provides for the issuance of up to 300,000 shares. Options issued and forfeited under the 2020 plan contain an Evergreen provision and cannot be re-priced without shareholder approval. As of December 31, 2022, shares issuable under the 2020 Plan were 297,534.

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

Restricted common stock

The following table summarizes restricted stock activity during the years ended December 31, 2022, and 2021:

	Unvested Shares	Issuable Shares	Fair Value at Date of Issuance	Weighted Average Grant Date Fair Value
Balance, December 31, 2020	3,000	-	$92	$44.75
Granted	4,920	-	226	46.00
Vested	(5,657)	5,657	-	-
Forfeited	(80)	-	-	44.75
Issued	-	(5,657)	(264)	-
Balance, December 31, 2021	2,183	-	54	44.75

Granted	8,839	-	156	17.68
Vested	(8,759)	8,759	-	-
Forfeited	(803)	-	(15)	18.69
Issued	-	(8,759)	(169)	-
Balance, December 31, 2022	1,460	-	$26	$44.75

On January 26, 2022, the board of directors of Reed’s, pursuant to a joint recommendation from its governance and compensation committees, set the cash compensation of its non-employee directors at $50,000 for fiscal 2022, payable quarterly in accordance with the company’s policies for non-employee director compensation. In addition, the Company granted 8,035 restricted stock awards to five non-employee directors. 2,009 of these restricted stock awards vested on February 1, 2022, May 1, 2022, August 1, 2022, and November 1, 2022. The aggregate fair value of the stock awards was $150 based on the market price of our common stock price which was $16.00 per share on the date of grants and is amortized as shares vest.

During the year ended December 31, 2021, the Company issued 4,920 restricted stock awards to five non-employee directors. 1,230 of these restricted stock awards vested on February 1, 2021, May 1, 2021, August 1, 2021, and November 1, 2021. The aggregate fair value of the stock awards was $226 based on the market price of our common stock price which was $46.00 per share on the date of grants and is amortized as shares vest.

The total fair value of restricted common stock vesting during the year ended December 31, 2022, and 2021 was $158 and $243, respectively, and is included in general and administrative expenses in the accompanying statements of operations. As of December 31, 2022, the amount of unvested compensation related to issuances of restricted common stock was $26, which will be recognized as an expense in future periods as the shares vest. When calculating basic loss per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

Stock Options

As of December 31, 2022, the Company has issued stock options to purchase an aggregate of 164,423 shares of common stock. The Company’s stock option activity during the years ended December 31, 2022, and 2021 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	188,438	$59.69	8.55	$78
Granted	67,760	52.69
Exercised	(1,260)	25.00
Unvested forfeited or expired	(41,093)	61.15
Vested forfeited or expired	(3,315)	141.57
Outstanding at December 31, 2021	210,530	$56.07	7.88	$-
Granted	14,696	11.69
Exercised	-	-
Unvested forfeited or expired	(29,050)	58.62
Vested forfeited or expired	(31,753)	70.36
Outstanding at December 31, 2022	164,423	$48.90	7.58	$-
Exercisable at December 31, 2022	80,014	$54.32	7.08	$-

During the year ended December 31, 2022, the Company approved options exercisable into 14,696 shares to be issued pursuant to Reed’s 2020 Equity Incentive Plan. 14,696 options were issued to employees, 7,348 options vesting annually over a four-year vesting period, and 7,348 options vesting based on performance criteria to be established by the board of directors.

The stock options are exercisable at a price of $11.69 per share and expire in ten years. The total fair value of these options at grant date was approximately $122, which was determined using a Black-Scholes-Merton option pricing model with the following average assumption: stock price of $11.69 share, expected term of six years, volatility of 82%, dividend rate of 0%, and weighted average risk-free interest rate of 2.89%. The expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award.

During the year ended December 31, 2021, the Company received proceeds of $32 and issued 1,260 shares of common shares on the exercise of stock options.

During the year ended December 31, 2021, the Company approved options exercisable into 67,760 shares to be issued pursuant to Reed’s 2020 Equity Incentive Plan. 67,760 options were issued to employees, 33,880 options vesting annually over a four-year vesting period, and 33,880 options that will vest based on performance criteria to be established by the board of directors.

The stock options are exercisable at prices ranging from $49.00 to $59.00 per share and expire in ten years. The total fair value of these options at grant date was approximately $2,412, which was determined using a Black-Scholes-Merton option pricing model with the following average assumption: stock price of $52.69 per share, expected term of six years, volatility of 79%, dividend rate of 0%, and weighted average risk-free interest rate of 0.98%. The expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award.

In the measurement of stock options granted in 2022 and 2021, the expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award.

During the year ended December 31, 2022, and 2021, the Company recognized $701 and $1,684 of compensation expense relating to vested stock options. As of December 31, 2022, the aggregate amount of unvested compensation related to stock options was approximately $1,233 which will be recorded as an expense in future periods as the options vest.

As of December 31, 2022, the outstanding options have no intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of December 31, 2022, which was $3.49, and the exercise price of the outstanding stock options.

Additional information regarding options outstanding and exercisable as of December 31, 2022, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares Exercisable	Weighted Average Exercise Price
$4.00 - $12.00	13,495	$11.42	9.39	-	$-
$25.00 - $37.50	21,352	29.17	7.30	16,852	27.61
$44.00 - $66.00	111,790	48.71	7.80	46,789	47.99
$88.00 - $120.00	11,803	85.88	4.61	11,630	85.60
$122.00 - $183.00	5,983	134.44	6.06	4,743	134.86
	164,423	$48.90	7.58	80,014	$54.32

11. Stock Warrants

As of December 31, 2022, the Company has issued warrants to purchase an aggregate of 235,946 shares of common stock. The Company’s warrant activity during the years ended December 31, 2022, and 2021 is as follows:

	Shares	Weighted -Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2020	67,225	$78.00	2.52	$-
Granted	30,000	32.00
Exercised	-	-
Forfeited or expired	(6,455)	202.00
Outstanding at December 31, 2021	90,770	51.00	2.77	$-
Granted	185,946	14.39	4.70
Exercised	-	-
Forfeited or expired	(40,770)	80.97
Outstanding at December 31, 2022	235,946	$16.99	4.45	$-
Exercisable at December 31, 2022	235,946	$16.99	4.45	$-

On March 10, 2022, the Company entered into a securities purchase agreement with certain institutional and accredited investors pursuant to which the investors agreed to purchase 371,892 shares of the Company’s common stock and warrants to purchase 185,946 shares of common stock in a private placement. The warrants have an exercise price of $14.39 per share for a period of five years commencing nine months from the closing date of March 11, 2022 (see Note 9).

On November 24, 2021, the Company granted John Bello, current Chairman, significant shareholder and former Interim Chief Executive Officer of Reed’s, who is a related party, a 5-year warrant to purchase 30,000 shares of the Company common stock with an exercise price of $32.00. The fair value of the warrants granted was determined to be $458 and was recorded as a prepaid financing costs. During the year ended December 31, 2021, the Company amortized $148 of prepaid financing costs to interest expense, leaving a balance remaining of $310 to be amortized through July 2022. The fair value of the warrant was calculated using the Black-Scholes option pricing model using the following assumptions – stock price of $23.00; exercise price of $22.00; expected life of 5 years; volatility of 84.7%; dividend rate of 0% and discount rate of 0.77%. As of December 31, 2021, the outstanding warrants have no intrinsic value. The risk-free interest rate is based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate its future volatility. The expected life of the warrant is based upon its remaining contractual life. The expected dividend yield reflects that the Company has not paid dividends to its common stockholders in the past and does not expect to do so in the foreseeable future.

Additional information regarding warrants outstanding and exercisable as of December 31, 2022, is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares Exercisable	Weighted Average Exercise Price
$14.39 - $32.20	235,946	16.99	4.45	235,946	16.99
	235,946	$16.99	4.45	235,946	$16.99

12. Income Taxes

For the years ended December 31, 2022, and 2021, a reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	December 31, 2022	December 31, 2021
Federal statutory tax rate	(21)%	(21)%
State rate, net of federal benefit	(5)%	(5)%
	(26)%	(26)%
Effect of change in tax rate	-%	-%
Valuation allowance	26%	26%
Effective tax rate	$-	$-

As of December 31, 2022, and 2021, significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2022	December 31, 2021
Deferred income tax asset:
Net operating loss carryforwards	$21,117	$18,573
Disqualified corporate interest expense	1,650	1,078
Stock-based compensation	1,989	1,764
Accounts receivable allowances	74	26
Inventory reserves	125	35
Operating Least Liability	103	145
Other	(70)
Reserve for asset impairment	58	58
Gross deferred tax assets	25,046	21,679
Valuation allowance	(24,967)	(21,570)
Total deferred tax assets	79	109
Deferred tax liabilities:
Operating lease right-of-use asset	(79)	(109)
Deferred finance costs	-	-
Total deferred tax liabilities	(79)	(109)
Net deferred tax asset (liability)	$-	$-

At December 31, 2022, and 2021, the Company had available Federal and state net operating loss carryforwards (“NOLs”) to reduce future taxable income. For Federal purposes the amounts available were approximately $91,000 $80,000, respectively. For state purposes approximately $64,000 and $51,000 was available at December 31, 2022, and 2021, respectively. The Federal carryforward for NOLs arising in years prior to 2018 is approximately $33,000, which expires on various dates through 2037. NOLs for 2019, 2020, 2021 and 2022 of approximately $58,000, can be carried forward indefinitely, but are only able to offset 80% of taxable income in future years. The state carryforward expires on various dates through 2042. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOLs may be limited as a result of changes in stock ownership. NOLs incurred subsequent to the latest change in control are not subject to the limitation.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2022, and 2021, the Company did not have a liability for unrecognized tax benefits.

The Company recognizes as income tax expense, interest and penalties on uncertain tax provisions. As of December 31, 2022, and 2021, the Company has not accrued interest or penalties related to uncertain tax positions. Tax years 2018 through 2022 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the NOLs and will recognize the appropriate deferred tax asset at that time.

13. Transactions with California Custom Beverage, LLC, former related party

In December 2018, the Company signed a co-packing agreement with California Custom Beverage, LLC’s (“CCB”), an entity owned by Christopher J. Reed, a former related party, pursuant to which CCB agreed to produce certain products for the Company for agreed fees. The co-packing agreement, as amended, includes certain provisions, among others, for product inputs, shrinkage, and quality assurance. Also beginning in 2019, CCB agreed to pay the Company a 5% royalty through 2021 on certain private label sales made by CCB.

During the years ended December 31, 2022 and 2021, the Company incurred co-packing fees due to CCB of $3,718 and $2,747, respectively, of which $2,025 and $614, were payable to CCB as of December 31, 2022 and 2021. At December 31, 2022 and 2021, the Company had also recorded receivables from CCB of $1,315 and $933, respectively, including royalty receivable of $297 and $297, and charge backs of certain costs management determined were permittable under the co-packing agreement of $1,018 and $636, respectively.

At December 31, 2022 and 2021, accounts receivable due from and accounts payable due to CCB were as follows:

	December 31, 2022	December 31, 2021
Accounts receivable, net of provision of $538 and zero at December 31, 2022 and 2021, respectively	777	933
Accounts payable	(2,025)	(614)
Net (payable) receivable	(1,248)	319

At December 31, 2022, CCB disputes that it owes $1,043 of the $1,315 recorded as receivable by the Company. The Company believes that it will prevail in this dispute, however, as of December 31, 2022, due to the uncertainty about the ultimate amount that will be settled, the Company has provided a reserve for $538 based on management’s estimate. In addition, on April 19, 2023, the Company received a letter from CCB demanding payment of various amounts, including the $2,025 outstanding at December 31, 2022. The Company has determined that the probability of realizing any loss on the demand from CCB is remote and therefore has not recorded any additional accruals related to the demand.

14. Commitments and Contingencies

In 2018, CCB assumed the monthly payments on our lease obligation for a Los Angeles manufacturing plant, and our release from the obligation by the lessor, however, is dependent upon CCB’s deposit of $1,200 of security with the lessor. As of December 31, 2022, $800 has been deposited with the lessor and Chris J. Reed has placed approximately 7,260 shares of the Company’s common stock valued at $25 that remain in escrow with the lessor.

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

15. Subsequent Events

On February 10, 2023, the Company entered into a Partial Option Exercise and Second Amendment to 10% Convertible Notes (the “Notes”, see Note 7) with Whitebox. The Notes were amended so if the Company experiences a fundamental change as defined, the holders of the notes have the right to require the Company to repurchase the notes for cash at a repurchase price equal to 110% (amended from 100%) of the principal amount, plus accrued interest. In addition, Whitebox exercised a partial option to purchase $2,550 of additional notes (the “Option Notes”) from the Company. The Option Notes bear interest at 10% per annum. payable in cash and mature on June 20, 2023. No amortization payments (as defined in the Notes) are payable on the Option Notes, and the Option Notes may be prepaid without premium or penalty.

On February 13, 2023, the Company entered into a Limited Waiver and Deferral Agreement with Whitebox. Whitebox waived the Company’s covenant violation of its Excess ABL Amount (see Note 7) at November 30, 2022, December 31, 2022, and January 31, 2023, and deferred payment of the 10% fee for the Excess ABL Amount until June 2023. In addition, Whitebox also temporarily waived any requirement that the Company repurchase of the Notes in the event of fundamental change (as defined in the Notes), through April 1, 2023, subject to the terms and conditions contained therein.

As an inducement, the company issued an aggregate of 82,438 shares of common stock to the holders with a fair value of $273. The shares issued and the shares of common stock issuable upon conversion of the Option Notes are registrable and subject to that certain Registration Rights Agreement dated May 9, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and the oversight of our audit committee, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report does not contain an attestation report of our independent registered public accounting firm related to internal control over financial reporting because the rules for smaller reporting companies provide an exemption from the attestation requirement.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

General

Reed’s current directors have terms which will end at the next annual meeting of the stockholders and until each of their successors is elected and qualified. The following table sets forth certain information with respect to our current directors and executive officers as of date of this Annual Report:

Name	Position	Age
Norman E. Snyder, Jr.	Chief Executive Officer, Director	62
Joann Tinnelly	Interim Chief Financial Officer	54
Christopher Burleson	Chief Commercial Officer	41
Neal Cohane	Chief Sales Officer	62
John J. Bello	Chairman of the Board	77
Lewis Jaffe	Director, Chairman of Governance and Compensations Committee, Member of Audit and Operations Committee	66
James C. Bass	Director, Chairman of the Audit Committee and Member of Compensation Committee	71
Thomas W. Kosler	Director, Chairman of the Audit Committee	68
Louis Imbrogno, Jr.	Director, Member of the Audit Committee and Member of Compensation Committee	78
Leon M. Zaltzman	Director	54

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

Joann Tinnelly was appointed Interim Chief Financial Officer effective March 31, 2023. She has over 30 years of finance and accounting experience in global public and private equity company environments. She is a Certified Public Accountant and has served as Vice President and Corporate Controller of Reed’s since July 2018. She previously served as Interim Chief Financial Officer of Reed’s, from November 22, 2019, through December 1, 2019. Prior to joining Reed’s, from May 2014 to May 2017, she served as Assistant Controller of Steel Excel, Inc., a subsidiary of Steel Partners Holdings, a global diversified holding company. Prior to 2014, Ms. Tinnelly served as Vice President Financial Planning & Analysis and as Assistant Corporate Controller at USI Insurance Services, Assistant Vice President of Royal Bank of Scotland (RBS) Group, multiple financial roles at Momentive Performance Materials and General Electric and financial auditing at PriceWaterhouseCoopers. Ms. Tinnelly holds a Master of Business Administration in Finance and a Bachelor of Business Administration in Public Accounting both from Pace University.

Christopher Burleson was appointed Chief Commercial Officer effective February 1, 2023. In this role, Mr. Burleson leads the sales organization as well as partners with the operations department to streamline supply chain and cost reduction initiatives. He also focuses on strategic partnerships and growth opportunities. From April 25, 2022, to January 31, 2023, Mr. Burleson served as Chief Commercial Officer of Kin Social Tonics. From March 19, 2018, through April 22, 2022, Mr. Burleson was a Vice President and General Manager of Fever Tree, USA. Mr. Burleson also served as a director of Fever Tree USA.

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

John J. Bello is Reed’s Chairman and sales and marketing expert. Since 2001, Mr. Bello has been the Managing Director of JoNa Ventures, a family venture fund. From 2004 to 2012 Mr. Bello also served as Principal and General Partner at Sherbrooke Capital, a venture capital group dedicated to investing in leading, early-stage health and wellness companies. Mr. Bello is the founder and former CEO of South Beach Beverage Company, the maker of nutritionally enhanced teas and juices marketed under the brand name SoBe. The company was sold to PepsiCo in 2001 for $370 million and in the same year Ernst and Young named Mr. Bello National Entrepreneur of the Year in the consumer products category for his work with SoBe. Before founding SoBe, Mr. Bello spent fourteen years at National Football League Properties, the marketing arm of the NFL and served as its President from 1986 to 1993. As the President, Mr. Bello has been credited for building NFL Properties into a sports marketing leader and creating the model by which every major sports league now operates. Prior to working for the NFL, Mr. Bello served in marketing and strategic planning capacities at the Pepsi Cola Division of PepsiCo Inc. and in product management roles for General Foods Corporation on the Sanka and Maxwell House brands. As a board chair, Mr. Bello has also worked with IZZE in brand building, marketing and strategic planning capacities. That brand was also sold to PepsiCo.

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

Mr. Jaffe is a graduate of the Stanford Business School Executive Program, holds a Bachelor of Science from LaSalle University and holds a Master’s Professional Director Certification from the American College of Corporate Directors, a public company director education and credentialing program.

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

Thomas W. Kosler was appointed as director effective July 1, 2022. He has served as a mentor and strategic consultant through his sole proprietorship, Kosler & Company since 2018. Prior to his retirement, from 1982 through 2018, he was the founder and owner of Kosler & Company, S.C., a boutique CPA and consulting firm. From 2001 to 2018, he was also the founder and Managing Partner of Brookhill Financial, LLC, an investment management firm focused on the retirement and investment accounts of clients of Kosler & Company, S.C. Mr. Kosler earned a B.B.A. with a major in Accounting from the University of Wisconsin - Milwaukee in 1976. Mr. Kosler was a licensed Certified Public Accountant for over 31 years, a Certified Valuation Analyst for over 16 years, a Registered Investment Advisor Representative for over 21 years and accredited in business valuations by the AICPA for over 8 years.

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

Corporate Governance

Audit Committee of the Board

The Audit Committee was formed in January 2007. The board has determined that each member of our Audit Committee is an “independent director” as defined by Rule 5605(a)(2) of The NASDAQ Stock Market Rules and that members of the Audit Committee are independent under the additional requirements of Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 (the “Exchange Act”). The board has determined Thomas W. Kosler meets SEC requirements of an “audit committee financial expert” within the meaning of the Sarbanes Oxley Act of 2002, Section 407(b). In addition, the board determined that (i) none of the Audit Committee members have participated in the preparation of the financial statements of the company at any time during the past three years and (2) Audit Committee members are able to read and understand fundamental financial statements. Additionally, we intend to continue to have at least one member of the Audit Committee whose experience or background results in the individual’s financial sophistication. The Audit Committee charter is posted on our website at www.reedsinc.com.

Code of Ethics

Our Chief Executive Officer and all senior financial officers, including the Chief Financial Officer and Interim Chief Financial Officer, are bound by a Code of Ethics that complies with Item 406 of Regulation S-B of the Exchange Act. Our Code of Ethics is posted on our website at http://investor.reedsinc.com.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities.

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Reed’s under 17 CFR 240.16a-3(e) during our fiscal year ended December 31, 2021, the following individuals each filed one late Form 4 representing one transaction (unless otherwise noted): Norman E. Snyder, Jr, Lewis Jaffe, Thomas W. Kosler, Rhonda Kallman (former director), Louis Imbrogno, Jr. (2 transactions), James C. Bass, Rhonda Kallman (former director) and Leon M. Zaltzman each filed one late Form 3. None of our officers or directors filed Form 5.

Stockholder Director Nomination Procedures

There have not been any material changes to the procedures by which stockholders may recommend nominees to our board of directors.

Item 11. Executive Compensation

The following table summarizes all compensation for fiscal years 2022 and 2021 earned by our “Named Executive Officers” during the reported periods:

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	All Other Compensation (2)	Total
Norman E. Snyder, Jr.	2021	$358,750	$-	$-	$14,092	$372,842
Chief Executive Officer	2022	$360,500	$-	$-	$15,721	$376,221

Thomas J. Spisak	2021	$256,250	$-	60,746	$10,638	$327,634
Chief Financial Officer	2022	$250,075	$-	-	$10,422	$250,497

Neal Cohane	2021	$243,333	$-		$15,776	$259,110
Chief Sales Officer	2022	$250,000	$-		$-	$-

(1) The amounts represent the fair value for share-based payment awards issued during the year. The award is calculated on the date of grant in accordance with Financial Accounting Standards.

(2) Other compensation includes both cash payments and the estimated value of the use of company assets.

Employment Agreements

Norman E. Snyder, Jr.

The board appointed Mr. Snyder to the office of Chief Operating Officer, effective March 1, 2020. Mr. Snyder succeeded John J. Bello who served as Interim Chief Executive Officer from September 30, 2019, through February 29, 2020. The board granted Mr. Snyder a one-time bonus of 150,000 RSAs vesting March 1, 2020, subject to the conditions and limitations of Reed’s Second Amended and Restated 2017 Incentive Compensation Plan, in conjunction with his promotion. Pursuant his employment agreement, on February 25, 2020, he received an equity award of 446,000 stock options, one-half scheduled to vest in equal increments on an annual basis for four years and remainder to vest based on performance criteria to be determined by the board of directors (or compensation committee of the board). Mr. Snyder’s performance-based cash bonus was set at a target amount of 30% of base salary for the term of his service as Chief Operating Officer. The agreement provided for acceleration of equity grants triggered by a “change of control”, as defined in the agreement and contains confidentiality, invention assignment and non-solicitation covenants. Mr. Snyder is also eligible to participate in the company’s benefit plans available to its executive officers.

On June 24, 2020, we entered into an amended and restated employment agreement with Norman E. Snyder, Jr. reflecting his promotion to Chief Executive Officer on March 1, 2020. The term of the agreement continues through March 1, 2023, and will automatically renew for an additional one-year term, unless earlier terminated or unless notice of non-renewal is submitted by either party 90 days in advance. Pursuant to the agreement, Mr. Snyder’s base salary of $300,000 per year increased to $350,000 on September 30, 2020, based on satisfaction of certain objectives and to $360,500 on March 1, 2021. Mr. Snyder is also eligible to receive a performance-based cash bonus at a target amount of 50% of his base salary in effect. He is also eligible to participate in Reed’s other benefit plans available to its executive officers. The agreement provides for acceleration of equity grants triggered by a “change of control”, as defined in the agreement and contains customary, non-competition, confidentiality, invention assignment and non-solicitation covenants. Mr. Snyder is also entitled to six months’ severance benefits in the event of termination without cause by Reed’s or for good reason by Mr. Snyder, subject to execution of a release.

Thomas J. Spisak

We entered into an at-will employment agreement with Thomas J. Spisak to serve as the Chief Financial Officer of Reed’s, effective December 2, 2019. Mr. Spisak’s base annual base salary was increased to $257,500 from $250,000 effective March 1, 2020. Mr. Spisak was also eligible to receive performance-based cash bonus at a target amount of 30% of his base salary. Pursuant to his employment agreement, Mr. Spisak received an initial equity award of 150,000 incentive stock options and 150,000 restricted stock awards on March 3, 2020, one-half of the award (75,000 options and 75,000 restricted stock awards) vesting in equal increments on an annual basis for four years and the remainder (75,000 options and 75,000 restricted stock awards) vesting based on performance criteria to be determined by the board of directors or compensation committee. Mr. Spisak was also eligible to participate in Reed’s other benefit plans available to its executive officers. The agreement contained customary confidentiality, non-competition and invention assignment covenants.

Thomas J. Spisak resigned from his position as Chief Financial Officer effective March 30, 2023.

Current Salary Arrangements of Other Named Executive Officers

Christopher Burleson

Mr. Burleson receives a salary of $300,000 and is eligible for an annual performance bonus based on a target of 35% of his annual salary (to be determined by the company in its sole discretion). As an inducement to accept the position, Mr. Burleson receive a vested RSA grant of approximately 18,160 shares of common stock of Reed’s valued at $75,000 pursuant to the Reed’s, Inc. 2020 Equity Incentive Compensation Plan, as amended December 30, 2021.

Neal Cohane

Neal Cohane receives an annual salary which increased from $210,000 to $250,000 on March 1, 2021, with a 30% bonus target, and he is eligible to participate in benefits offered by the company to its executive officers.

Change-in-Control Provisions

General Policy

It is our general policy that awards that vest over a term greater than one-year include provisions for acceleration upon a change-in-control.

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

Outstanding Equity Awards at Year-End

The following table sets forth information regarding unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2022:

Name and Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Norman E. Snyder, Jr. (Chief Executive Officer)	5,455	1,115	2,230	$44.00	2/25/2030
	500	-	-	$25.00	3/25/2030
	3,697	625	625	$35.00	5/20/2030
	9,875	4,030	2,015	$47.50	9/16/2030

Thomas J. Spisak (Chief Financial Officer)(1)	2,211	375	375	$44.50	3/2/2030	375	$1,309	375	$1,309
	200	-	-	$25.00	3/25/2030
	9,177	3,745	1,873	$47.50	9/16/2030

Neal Cohane (Chief Sales Officer)	4,455	-	-	$80.00	3/28/2028
	1,501	-	-	$25.00	3/25/2030
	2,958	500	500	$35.00	5/20/2030
	5,043	2,057	1029	$47.50	9/16/2030

(1)	Mr. Spisak resigned effective March 30, 2023.

Director Compensation

The following table summarizes the compensation paid to our non-employee directors for the year ended December 31, 2022:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
John J. Bello	$50,000	$18,180	-	-	-	$68,130
Lewis Jaffe	$50,000	$18,130	-	-	-	$68,180
James C. Bass	$50,000	$18,130	-	-	-	$68,130
Louis Imbrogno, Jr.	$50,000	$18,180	-	-	-	$68,130
Thomas W. Kosler (2)	$25,000	$11,559	-	-	-	$36,559
Rhonda Kallman (3)	$25,000	$6,627	-	-	-	$31,267
Leon M. Zaltzman (4)	$0	$0	-	-	-	$0

(1)	The amounts represent the fair value of restricted stock awards granted during the year. The award is calculated on the date of grant in accordance with Financial Accounting Standards, excluding any impact of assumed forfeiture rates.

(2)	Thomas W. Kosler was appointed to the board effective July 1, 2022.

(3)	Rhonda Kallman was elected to the board on December 30, 2021, at the Reed’s, Inc. 2021 Annual Stockholders Meeting. She resigned from her position as director effective June 30, 2022.

(4)	Leon M. Zaltzman was appointed to the board effective March 22, 2022. Mr. Zaltzman has elected to waive non-employee director compensation due to his position with the Union Square Entities.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 31, 2023 for (i) each Named Executive Officer and director, and (ii) all Named Executive officers and directors as a group and (iii) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock. A person is considered to beneficially own any shares (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 31, 2023. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 31, 2023 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated, the principal address of each listed executive officer and director is 201 Merritt 7 Corporate Park, Norwalk, Connecticut 06851.

Named Beneficial Owner Directors and Named Executive Officers	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
John J. Bello (2)	240,138	9.0%
Norman E. Snyder, Jr. (3)	41,546	1.6%
Neal Cohane (4)	16,454	0.7%
James C. Bass (5)	11,140	0.4%
Joann Tinnelly (6)	12,843	0.5%
Louis Imbrogno, Jr. (7)	9,617	0.4%
Lewis Jaffe (8)	7,395	0.3%
Leon M. Zaltzman (9)	467,385	17.2%
Thomas W. Kosler (10)	13,918	0.5%
Christopher Burleson	6,000	0.2%

Directors and Named Executive Officers as a group (10 persons)	826,435	29.3%
5% or greater stockholders
Union Square Entities (11)	467,385	17.2%
Whitebox Entities (12)	257,718	9.9%

* Less than 1%

(1) Based on 2,603,661 shares outstanding as of March 10, 2022.

(2) Includes 1,000 shares issuable upon exercise of currently exercisable options, 1,607 RSAs from 2022 Board Compensation and warrants of 30,000.

(3) Includes 13,129 shares issuable upon exercise of currently exercisable options.

(4) Includes 11,832 shares issuable upon exercise of currently exercisable options.

(5) Includes 1,600 shares issuable upon exercise of currently exercisable options and 1,607 RSAs from 2022 Board Compensation.

(6) Includes 4,870 shares issuable upon exercise of currently exercisable options.

(7) Includes 1,600 shares issuable upon exercise of currently exercisable options and 1,607 RSAs from 2022 Board Compensation

(8) Includes 1,600 shares issuable upon exercise of currently exercisable options and 1,607 RSAs from 2022 Board Compensation.

(9) Mr. Zaltzman is voting and dispositive control over shares held by the Union Square Entities.

(10) Includes 1,607 RSAs from 2022 Board Compensation

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

(12) Includes Whitebox Advisors LLC, a Delaware limited liability company (“WA”), Whitebox General Partner LLC, a Delaware limited liability company (“WGP”) and Whitebox Multi-Strategy Partners, a Cayman Islands exempted limited partnership (“WMP”). The address of the business office of WA and WGP is: 3033 Excelsior Boulevard, Suite 500, Minneapolis, MN 55416. The address of the business office of WMP is Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, PO Box 1348, Grand Cayman, KY1-1108, Cayman Islands. Each of WA and WGP is deemed to be the beneficial owner of 257,718 shares (includes shares underlying $10,711,250 principal amount and accrued interest of secured convertible promissory notes subject to 9.9% blocker). WMP may be deemed to be the beneficial owner of 148,904 shares (includes shares underlying $10,711,250 principal amount and accrued interest of secured convertible promissory notes subject to 9.9% blocker r as applied to the aggregate number of Notes held by WA’s clients and then applied pro rata to the Notes held directly by WMP). Each of WA and WGP is deemed to beneficially own 9.9% of the common stock. WMP may be deemed to beneficially own 5.7% of the common stock.

Securities Authorized for Issuance under Equity Compensation Plans

On September 29, 2017, the 2017 Incentive Compensation Plan for 60,000 shares was approved by our shareholders. On December 13, 2018, the Amended and Restated 2017 Incentive Compensation Plan was approved by our shareholders increasing the number of shares issuable by 70,000 to 130,000. On December 16, 2019, the Second Amended and Restated 2017 Incentive Compensation Plan (“2017 Plan”) was approved by our shareholders, increasing the number of shares issuable by 20,000 to 150,000.

On December 21, 2020, the 2020 Equity Incentive Plan (“2020 Plan”) for 300,000 shares was approved by our shareholders. The 2020 Plan replaced the 2017 Plan, which would have expired by its terms on September 30, 2027. On December 30, 2021, the Amended and Restated 2020 Plan was adopted by our shareholders, increasing the 2020 Plan to 300,000 shares.

We have discontinued the 2017 Plan and all plans that preceded the 2017 Plan and will not issue any new awards under these prior plans, although awards granted under these plans will remain in effect.

The following table provides information, as of December 31, 2022, with respect to equity securities authorized for issuance under compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in
Plan Category	(a)	(b)	Column (a)

Equity compensation plans approved by security holders	164,423	$48.90	297,534
Equity compensation plans not approved by security holders	0	$-	0
TOTAL	164,423	$48.90	297,534

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

If a related person proposes to enter into such a transaction, arrangement or relationship, defined as a “related party transaction,” the related party must report the proposed related party transaction to our Chief Financial Officer. The policy calls for the proposed related party transaction to be reviewed and, if deemed appropriate, approved by the Governance Committee. Our Governance Committee is comprised of Lewis Jaffe and Louis Imbrogno, Jr. Mr. Jaffe serves as Chairman. The board of directors has determined both of the members of the Governance Committee are independent under the rules of the Nasdaq Stock Market, LLC. If practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the Governance Committee will review, and, in its discretion, may ratify the related party transaction. Any related party transactions that are ongoing in nature will be reviewed annually at a minimum. The related party transactions listed below were reviewed by the full board of directors. Prior to August 2005, we did not have independent directors on our board to review and approve related party transactions. The Governance Committee shall review future related party transactions.

The following includes a summary of transactions since the beginning of fiscal 2022 or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to or better than terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

On November 24, 2021, the Bello trust provided additional collateral support securing a $2,500,000 over-advance under the Financing Agreement, and John J. Bello also provided a personal guarantee. The additional collateral was released on March 17, 2022, along with the personal guarantee. The initial pledged collateral was released March 30, 2022, with the pay-off of the Rosenthal facility.

John J. Bello is the current Chairman, significant stockholder and former Interim Chief Executive Officer of Reed’s. As consideration for the collateral support, Mr. Bello received 8,000 shares of Reed’s restricted stock and a warrant to purchase up to 30,000 shares of common stock at an exercise price of $10.58 per share.

Lindsay Martin, daughter of John Bello, director of the Company, was employed as Vice President of Marketing during the fiscal year ended December 31, 2022. Ms. Martin was paid approximately $185 for her services during the fiscal year ended December 31, 2022.

Leon M. Zaltzman and Union Square Entities

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

USPP Fund participated in Reed’s recent private placement (the “private placement”) of common stock, $0.0001 par value (“common stock”), and warrants, which closed on March 11, 2022, in the aggregate principal amount of $3,000,000. It acquired 214,286 shares of common stock and warrants to purchase 107,143 shares of common stock in the private placement. Prior to the private placement, Mr. Zaltzman and the Union Square Entities beneficially owned approximately 7.79% of Reed’s common stock. After the private placement, Mr. Zaltzman and the Union Square Entities beneficially owned approximately 17.2% of Reed’s common stock. The common stock and shares of common stock underlying the warrants have the same registration rights granted to all investors in the private placement.

Warrants issued to USPP Fund are not exercisable until September 27, 2022, and carry a 19.99% beneficial ownership blocker. In conjunction with the private placement and USPP Fund’s role as lead investor, Reed’s and USPCM had an oral understanding pursuant to which Reed’s agreed to support the nomination of USPCM’s nominee, Leon M. Zaltzman, to the Reed’s board, upon qualification and recommendation from Reed’s governance committee. Except as set forth above, USPP Fund invested in the private placement pursuant to the same terms and conditions of the other purchasers in the private placement.

Director Independence

As of the date of this Annual Report, our board has seven directors and the following four standing committees: an Audit Committee, a Compensation Committee, a Governance Committee and an Operations Committee. The board, upon recommendation from the Compensation Committee, determined each of Lewis Jaffe, James C. Bass, Thomas W. Kosler and Louis Imbrogno, Jr. is an “independent director” as defined by Rule 5605(a)(2) of The NASDAQ Stock Market Rules (the “NASDAQ Rules”). Independence of board members is re-evaluated by the board annually. We intend to maintain at least a majority of independent directors on our board in the future.

Item 14. Principal Accounting Fees and Services

Weinberg & Company, P.A. (“Weinberg”) was our independent registered public accounting firm for the years ended December 31, 2022, and 2021.

The following table shows the fees paid or accrued by us for the audit and other services provided by Weinberg for the years ended December 31, 2022, and 2021:

	2022	2021

Audit Fees	$205,304	$186,089
Audit-Related Fees	-	-
Tax Fees	38,674	45,184
All Other Fees	8,820	38,896
Total	$252,798	$270,169

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

Tax Fees

Weinberg prepared our 2022 and 2021 Federal and state income tax returns.

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

Date: May 15, 2023	REED’S, INC.
a Delaware corporation

	By:	/s/ Norman E. Snyder, Jr.
Norman E. Snyder, Jr.
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Norman E. Snyder, Jr.	Chief Executive Officer,	May 15, 2023
Norman E. Snyder, Jr.	(Principal Executive Officer), Director

/s/ Joann Tinnelly	Interim Chief Financial Officer	May 15, 2023
Joann Tinnelly	(Principal Financial Officer)

/s/ John J. Bello	Chairman of the Board	May 15, 2023
John J. Bello

/s/ Leon Michael Zaltzman	Director	May 15, 2023
Leon Michael Zaltzman

/s/ Lewis Jaffe	Director	May 15, 2023
Lewis Jaffe

/s/ James C. Bass	Director	May 15, 2023
James C. Bass

/s/ Thomas Kosler	Director	May 15, 2023
Thomas Kosler

/s/ Louis Imbrogno, Jr.	Director	May 15, 2023
Louis Imbrogno, Jr.

EXHIBIT INDEX

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Title	Herewith	Form	Exhibit	File No.	Date Filed
3 (i)	Certificate of Incorporation of Reed’s, Inc., as amended	X
3 (ii)	Amended and Restated Bylaws of Reed’s, Inc.		10-KA	3.8	001-32501	04/08/2020
4.1	Form of common stock certificate		SB-2	4.1	333-120451
4.2	Form of series A preferred stock certificate		SB-2	4.2	333-120451
4.3	Form of Warrant issued to Raptor/ Harbor Reed’s SPV LLC on December 11, 2020		10-K	4.10	001-32501	3/30/2021
4.4	Form of Warrant (Union Square Park Partners, LP)		8-K	4.1	001-32501	3/22/2022
4.5	Form of Warrant 2022 PIPE		8-K	4.1	001-32501	3/14/2022
4.6	Form of Secured Convertible Promissory Note issued May 9, 2022		8-K	4.1	001-32501	5/10/2022
4 (vi)	Description of registrant’s common stock	X
10.1	Registration Rights Agreement by and between Reed’s, Inc. and Raptor/ Harbor Reeds SPV LLC, dated December 11, 2020		10-K	10.2	001-32501	3/20/2021
10.2	Registration Rights Agreement by and between Reed’s, Inc., and purchasers signatory thereto dated May 26, 2016		8-K	10.3	001-32501	6/03/2016
10.3*	Reed’s, Inc. 2017 Incentive Compensation Plan		S-8	4.2	333-222741	1/29/2018
10.4*	Reed’s, Inc. 2020 Equity Incentive Plan		S-8	4.2	333-252140	1/15/2021
10.5	Sublease Agreement by and between Reed’s, Inc., Merritt 7 Venture L.L.C., and GE Capital US Holdings, Inc., dated September 1, 2018		10-Q	10.7	001-32501	11/14/2018
10.6	Asset Purchase Agreement by and between Reed’s, Inc. and California Custom Beverage LLC dated December 31, 2018		8-K	10.1	001-32501	12/31/2018
10.7	Assignment and Assumption of Lease and Consent of Lessor by and between Reed’s, Inc. and California Custom Beverage LLC dated December 31, 2018		8-K	10.2	001-32501	12/31/2018
10.8	Form of Indemnification Agreement by and between Reed’s, Inc. and officers and directors		10-K	10.31	001-32501	4/01/2019
10.9*	Executive Employment Agreement by and between Reed’s, Inc. and Thomas J. Spisak dated December 2, 2019		10-KA	10.38	001-32501	4/08/2020
10.10*	Form of Non-Employee Director Nonstatutory Stock Option Agreement		8-K	10.1	001-32501
10.11*	Form of Executive Incentive Stock Option Agreement		10-K		001-32501	8/10/2020
10.12*	Amended and Restated Employment Agreement by and between Reed’s, Inc. and Norman E. Snyder, Jr. dated June 24, 2020		10-Q	10.1	001-32501	8/10/2020
10.13	Form of Securities Purchase Agreement by and among Reed’s, Inc, and certain investors dated March 10, 2022		8-K	10.1	001-32501	3/14/2022
10.14	Form of Registration Rights Agreement by and among Reed’s, Inc, and certain investors dated March 10, 2022		8-K	10.2	001-32501	3/14/2022
10.15	Ledgered ABL Agreement by and between Reed’s, Inc. and Alterna Capital Solutions, LLC dated March 28, 2022		10-K	10.31	001-32501	4/15/2022
10.16	Note Purchase Agreement by and between Reed’s, Inc., Wilmington Savings Fund Society, FSB and purchasers dated May 9, 2022		8-K	10.1	001-32501	5/10/2022
10.17	Registration Rights Agreement by and between Reed’s, Inc. and purchasers dated May 9, 2022		8-K	10.2	001-32501	5/10/2022
10.18	Collateral Sharing Agreement by and among Alterna Capital Solutions LLC, Reed’s, Inc. and Wilmington Savings Fund Society, FSB dated May 9,2022		8-K	10.2	001-32501	5/10/2022
10.19	Partial Option Exercise and Second Amendment to 10% Convertible Notes with Wilmington Savings Fund Society, FSB dated February 10, 2023	X
10.20	Limited Waiver and Deferral Agreement with Wilmington Savings Fund Society, FSB dated February 10, 2023	X
10.21	Limited Waiver and Amendment to 10% Secured Convertible Notes by and between Reed’s, Inc., Wilmington Savings Fund Society, FSB, and holders effective August 11, 2022		10-Q	10.3	001-32501	11/14/2022
10.22	Limited Waiver and Amendment to 10% Secured Convertible Notes by and between Reed’s, Inc., Wilmington Savings Fund Society, FSB, and holders dated April 11, 2023	X
14.1	Code of Ethics		SB-2	14.1	333-157359
21	Subsidiaries of Reed’s, Inc.	X
23.1	Consent of Weinberg & Co., PA	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Label Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

* Indicates a management contract or compensatory plan or arrangement.

