Form 10-Q
period 2023-03-31
REED'S, INC.
filed 2023-06-01
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Trading Symbol	Names of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 2,602,399 shares of Common Stock outstanding as of May 15, 2023.

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

These forward-looking statements involve known and unknown risks, assumptions and uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements. Management cautions that these forward-looking statements are qualified by their terms and/or important factors, many of which are outside of our control, and involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including, but not limited to, the following risk factors:

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

ii

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S, INC,

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$467	$533
Accounts receivable, net of allowance of $213 and $252, respectively	4,665	5,671
Inventory, net	15,301	16,175
Receivable from former related party	777	777
Prepaid expenses and other current assets	601	939
Total current assets	21,811	24,095

Property and equipment, net of accumulated depreciation of $867 and $787, respectively	686	766
Intangible assets	626	626
Total assets	$23,123	$25,487

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,165	$9,805
Accrued expenses	467	233
Revolving line of credit, net of capitalized financing costs of $322 and $363, respectively	7,593	10,974
Payable to former related party	1,859	2,025
Current portion of convertible notes payable, net of debt discount of $670 and $414, respectively	5,485	2,434
Current portion of lease liabilities	194	187
Total current liabilities	26,763	25,658

Convertible note payable, net of debt discount of $484 and $562, respectively, less current portion	8,526	8,092
Lease liabilities, less current portion	156	207
Total liabilities	35,445	33,957

Stockholders’ deficit:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 180,000,000 shares authorized; 2,602,399 and 2,519,485 shares issued and outstanding, respectively	-	-
Additional paid in capital	115,140	114,635
Accumulated deficit	(127,556)	(123,199)
Total stockholders’ deficit	(12,322)	(8,470)
Total liabilities and stockholders’ deficit	$23,123	$25,487

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	March 31, 2023	March 31, 2022
Net Sales	$11,157	$12,182
Cost of goods sold	8,459	9,250
Gross profit	2,698	2,932

Operating expenses:
Delivery and handling expense	2,120	2,812
Selling and marketing expense	1,447	2,178
General and administrative expense	1,709	2,121
Total operating expenses	5,276	7,111

Loss from operations	(2,578)	(4,179)

Interest expense	(1,779)	(801)

Net loss	$(4,357)	$(4,980)

Net loss per share – basic and diluted	$(1.70)	$(2.56)

Weighted average number of shares outstanding – basic and diluted	2,559,855	1,947,548

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	2,519,485	$-	9,411	$94	$114,635	$(123,199)	$(8,470)
Fair value of vested options					229		229
Fair value of vested restricted shares granted to officers	750				4		4
Repurchase of common stock	(274)				(1)		(1)
Common shares issued for financing costs	82,438				273		273
Net loss			-	-	-	(4,357)	(4,357)
Balance, March 31, 2023	2,602,399	$-	9,411	$94	$115,140	$(127,556)	$(12,322)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	1,874,680	$-	9,411	$94	$107,246	$(103,137)	$4,203
Fair value of vested options					225		225
Fair value of vested restricted shares granted to officers	2,732				66		66
Repurchase of common stock	(265)				(2)		(2)
Common shares issued for financing costs	2,000				37		37
Common shares issued for cash, net of offering costs	371,891				5,067		5,067
Net loss	-		-	-	-	(4,980)	(4,980)
Balance, March 31, 2022	2,251,038	$-	9,411	$94	$112,639	$(108,117)	$4,616

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

(Amounts in thousands)

	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net loss	$(4,357)	$(4,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	47	25
Amortization of debt discount	281	65
Amortization of prepaid financing costs	-	431
Fair value of vested options	229	225
Fair value of vested restricted shares granted to officers	4	66
Fair value of common shares issued as financing costs	-	37
Change in allowance for doubtful accounts	(39)	62
Inventory write-downs	(228)	10
Accrued interest	1,113	-
Changes in operating assets and liabilities:
Accounts receivable	1,044	(40)
Inventory	1,102	(3,810)
Prepaid expenses and other assets	338	(617)
Decrease in right of use assets	32	27
Accounts payable	1,360	5,926
Accrued expenses	235	403
Lease liabilities	(44)	(37)
Net cash provided by (used in) operating activities	1,117	(2,207)
Cash flows from investing activities:
Net cash used in investing activities	-	-
Cash flows from financing activities:
Proceeds from line of credit	8,699	14,508
Payments on line of credit	(12,120)	(17,212)
Proceeds from convertible note payable, net of expenses	2,405	-
Proceeds from sale of common stock	-	5,067
Repurchase of common stock	(1)	(2)
Amounts from former related party, net	(166)	(81)
Net cash provided by (used in) financing activities	(1,183)	2,280

Net increase (decrease) in cash	(66)	73
Cash at beginning of period	533	49
Cash at end of period	$467	$122

Supplemental disclosures of cash flow information:
Cash paid for interest	$390	$256

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three Months Ended March 31, 2023 and 2022 (Unaudited)

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of Reed’s, Inc. (the “Company”, “we”, “us”, or “our”), have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on May 15, 2023. The accompanying condensed financial statements are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2023, and the results of its operations and its cash flows for the three months ended March 31, 2023 and 2022. The balance sheet as of December 31, 2022 is derived from the Company’s audited financial statements.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2023.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the three months ended March 31, 2023, the Company recorded a net loss of $4,357, and at March 31, 2023, had a stockholders’ deficit of $12,322. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2022, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of March 31, 2023, we had a cash balance of $467, with $62 of current availability, and $5,084 of additional borrowing capacity.

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

Recent Trends - Market Conditions

During the period ended December 31, 2022, the COVID-19 pandemic continued to impact our operating results and the Company anticipates a residual effect for the balance of the year. In addition, the pandemic could cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively affects the consumers who purchase our products. Based on the recent increase in demand for our products, we believe that over the long term, there will continue to be strong demand for our products.

Although the U.S. economy continued to grow during the first quarter of 2023, the higher inflation, the actions by the Federal Reserve to address inflation, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. We have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. Although we regularly monitor companies in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations. We expect the inflationary trends and supply chain pressures to continue throughout 2023.

During the period ended March 31, 2023, the Company experienced moderation from the elevated freight costs experienced in 2022. The average cost of shipping and handling for the period ended March 31, 2023, was $3.46 per case, as compared to $3.90 per case for the period ended March 31, 2022. Although the Company has experienced decreases in freight costs over the last three quarters, in the Company’s opinion there remains a volatile environment and the Company will continue to monitor pricing and availability in transportation. Mitigation plans have been implemented to manage this risk. Although, the Company has been negatively impacted by supply chain challenges impacting our ability to benefit from strong demand for, and increased sales of our product. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins and net income. The Company has experienced moderation in inflation and anticipates this to continue throughout 2023.

Our ability to operate without significant incremental negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and protect our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Since the inception of the COVID-19 pandemic and through March 31, 2023, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part to be responsible to our employees and business partners in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for credit loss reserves for accounts receivable, assumptions used in valuing inventories at net realizable value, impairment testing of recorded long-term tangible and intangible assets, the valuation allowance for deferred tax assets, accruals for potential liabilities, assumptions made in valuing stock instruments issued for services, and assumptions used in valuing warrant liabilities, and assumptions used in the determination of the Company’s liquidity.

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

For the periods ended March 31, 2023 and 2022, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	March 31, 2023	March 31, 2022
Warrants	235,946	276,715
Options	174,460	202,904
Convertible note payable	1,257,491	-
Unvested restricted common stock	710	7,526
Common stock equivalent of Series A Convertible Preferred stock	753	753
Total	1,669,360	487,898

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs aggregated $55 and $312 for the three months ended March 31, 2023 and 2022, respectively.

Concentrations

Net sales. During the three months ended March 31, 2023, the Company’s two largest customers accounted for 18% and 13% of net sales, respectively. During the three months ended March 31, 2022, the Company’s two largest customers accounted for 18% and 12% of net sales, respectively. No other customers exceeded 10% of net sales in either period.

Accounts receivable. As of March 31, 2023, the Company had accounts receivable from two customers which comprised 18% and 11% of its gross accounts receivable. As of December 31, 2022, the Company had accounts receivable from two customers which comprised 19% and 11% of its gross accounts receivable, respectively. No other customers exceeded 10% of gross accounts receivable in either period.

During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company utilized six separate co-packers for most its production and bottling of beverage products in the United States. The Company utilizes co-packers to produce 100% of its products. The Company has long-standing relationships with two different co-packers, and in conjunction with the sale of its manufacturing plant we entered into a third co-packing agreement with California Custom Beverage LLC (“CCB”), the purchaser of the plant (see Note 11). CCB is 100% owned by Chris Reed, founder of the Company and formerly Chief Executive Officer, Chairman, director, and most recently, Chief Innovation Officer. Although there are other packers, a change in co-packers may cause a delay in the production process, which could ultimately affect operating results.

Purchases from vendors. During the three months ended March 31, 2023, the Company’s largest vendor accounted for approximately 11% of all purchases. During the three months ended March 31, 2022, the Company’s largest vendor accounted for approximately 13% of all purchases. No other vendors exceeded 10% of all purchases in either period.

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

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company adopted this standard effective January 1, 2023 and there was no material impact of adopting this standard on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements and guidance issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2. Inventory

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, net of write downs, and is comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials and packaging	$7,178	$8,526
Finished products	8,123	7,649
Total	$15,301	$16,175

3. Property and Equipment

Property and equipment is comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Right-of-use assets under operating leases	$724	$724
Computer hardware and software	400	400
Machinery and equipment	429	429
Total cost	1,553	1,553
Accumulated depreciation and amortization	(867)	(787)
Net book value	$686	$766

Depreciation expense for the three months ended March 31, 2023 and 2022 was $47 and $25, respectively, and amortization of right-of-use assets for the three months ended March 31, 2022 and 2021 was $32 and $27, respectively.

4. Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Brand names	$576	$576
Trademarks	50	50
Total	$626	$626

5. Line of Credit

Amounts outstanding under the Company’s credit facilities are as follows (in thousands):

	March 31, 2023	December 31, 2022
Line of credit – Alterna Capital Solutions	$7,915	$11,337
Capitalized financing costs	(322)	(363)
Total	$7,593	$10,974

Alterna Capital Solutions

On March 28, 2022, the Company entered into a financing agreement with Alterna Capital Solutions (“ACS”), for a line of credit to replace its existing credit facility. The ACS line of credit is for a term of 3 years, provides for borrowings of up to $13,000, and is secured by eligible accounts receivable and inventory. An over advance rider provides for up to $400 of additional borrowing above the collateralized base (the “Over Advance”) up to a total borrowing of $13,000. At March 31, 2023, $62 of current availability and $5,084 of borrowing capacity was available under the financing agreement.

Borrowings based on receivables bears an interest of prime plus 4.75% but not less than 8.0% (12.75% at March 31, 2023 and 12.25% at December 31, 2022). Borrowings based on inventory bears an interest of prime plus 5.25% but not less than 8.5% (13.40% at March 31, 2023 and 12.90% at December 31, 2022). The additional over advance rider bears a rate of prime plus 12.75%, but not less than 16.00% (18.00% at March 31, 2023 and 18.00% at December 31, 2022). Additionally, the line of credit is subject to monthly monitoring fee of $1 with a minimum usage requirement on the credit facility. A loan balance of less than $1,500 will bear interest at a rate in line with account receivables advances plus the monthly monitoring fee of $1.

The Company incurred $483 of direct costs of the transaction, consisting primarily of broker, bank and legal fees. These costs have been capitalized and are being amortized over the 3-year life of the ACS agreement. The unamortized debt discount balance was $363 at December 31, 2022. For the three months ended March 31, 2023, amortization of debt discount was $41, and as of March 31, 2023, the remaining unamortized debt discount balance is $322.

6. Secured Convertible Notes Payable

Amounts outstanding under secured convertible notes payable are as follows (in thousands):

	March 31, 2023	December 31, 2022
Secured Convertible Note Payable	$13,000	$10,450
Accrued interest	2,165	1,052
Capitalized financing costs	(1,154)	(976)
Total	$14,011	$10,526
Current portion	(5,485)	(2,434)
Long term portion	$8,526	$8,092

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

On May 9, 2022, the Company issued $11,250 of Notes to Whitebox. In September 2022, the Company issued an additional $2,500 of Notes to Whitebox (the “September 2022 Notes”). The net proceeds from the issuance of the Notes and September 2022 Notes, after deducting placement agent fees and other debt issuance costs, was approximately $12,430. In November 2022, the Company paid off the $2,500 of September 2022 Notes in cash. Beginning in August 2022, $11,250 of the Notes have an amortization feature which requires the Company to make monthly payments of principal of $200 plus accrued interest, payable in cash or in shares of the Company’s common stock at the option of the Company. Amortization payments that are paid in shares are priced at 90% of the average of the daily volume weighted average prices of the Company’s common stock during the five trading days prior to the date of amortization payment. During the year ended December 31, 2022, the Company made monthly amortization principal payments aggregating $800, made up of $600 in cash, and the issuance of 32,362 shares of common stock valued at $200. At December 31, 2022, the principal balance of the Notes was $10,450.

On February 10, 2023, the Company entered into a Partial Option Exercise and Second Amendment to the 10% Convertible Notes with Whitebox. The Notes were amended so if the Company experiences a fundamental change as defined, the holders of the notes have the right to require the Company to repurchase the notes for cash at a repurchase price equal to 110% (amended from 100%) of the principal amount, plus accrued interest. In addition, Whitebox exercised a partial option to purchase $2,550 of additional notes (the “February 2023 Notes”) from the Company. The February 2023 Notes bear interest at 10% per annum. payable in cash and mature on June 20, 2023. No amortization payments (as defined in the Notes) are payable on the February 2023 Notes, and the February 2023 Notes may be prepaid without premium or penalty.

On February 13, 2023, the Company entered into a Limited Waiver and Deferral Agreement with Whitebox. Whitebox waived the Company’s covenant violation of its Excess ABL Amount at November 30, 2022, December 31, 2022, and January 31, 2023, and deferred payment of the 10% fee for the Excess ABL Amount until June 2023. In addition, Whitebox also temporarily waived any requirement that the Company repurchase the Notes in the event of fundamental change (as defined in the Notes), through April 1, 2023, subject to the terms and conditions contained therein. As an inducement, the Company issued an aggregate of 82,438 shares of common stock to the holders with a fair value of $273. These costs have been capitalized and are being amortized over the term of the waiver. For the three months ended March 31, 2023, amortization of interest was $96. The shares issued and the shares of common stock issuable upon conversion of the Option Notes are registrable and subject to that certain Registration Rights Agreement dated May 9, 2023. At March 31, 2023, the principal balance of the Notes and February 2023 Notes was $13,000.

Upon conversion, holders of the Note are entitled to receive an interest make-whole payment, as defined. The make-whole amount is equal to the sum of the remaining scheduled payments of interest on the Notes to be converted that would be due if such notes matured May 9, 2025, payable, at the Company’s option in cash or in shares of common stock.

At December 31, 2022, the balance of accrued interest was $1,052. During the three months ended March 31, 2023, the Company recorded interest of $1,113, made up of $366 of interest on the Notes, and $747 related to the excess line of credit debt fee. At March 31, 2023, the balance of accrued interest was $2,165.

The initial conversion rate of the Notes is 0.08306 shares of the Company’s common stock per one dollar of principal converted, or approximately $12.04 per share, subject to customary anti-dilution adjustments. In addition, if certain corporate events occur that constitute a make-whole fundamental change as defined, then the note holders are, under certain circumstances, are entitled to an increase in the conversion rate, limited to 0.12155 shares of Common Stock per one dollar of principal, or approximately $8.23 per share.

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

At March 31, 2023, the Notes, including accrued interest, are convertible into 1,257,491 shares of the Company’s common stock pursuant to a share conversion cap limit as defined in the Notes.

The unamortized debt discount was $976 at December 31, 2022. During the three months ended March 31, 2023, the Company incurred $145 of direct costs of the transactions, consisting primarily of placement agent fees and other offering expenses and the issuance of 82,438 valued at $273 as inducement for the aforementioned waiver. These costs have been capitalized and are being amortized over the term of the Notes and waiver period. For the three months ended March 31, 2023, amortization of debt discount was $240, and as of March 31, 2023, the remaining unamortized debt discount balance is $1,154.

7. Leases Liabilities

During the three months ended March 31, 2023 and 2022, lease costs totaled $32 and $27, respectively.

As of December 31, 2022, operating lease liabilities totaled $394. During the three months ended March 31, 2023, the Company made payments of $44 towards its operating lease liability. As of March 31, 2023, operating lease liabilities totaled $350.

As of March 31, 2023, the weighted average remaining lease terms for an operating lease are 1.76 years. As of March 31, 2023, the weighted average discount rate on the operating lease is 12.60%.

8. Stockholder’s Equity

During the three months ended March 31, 2023, the Company repurchased 274 shares of common stock from an officer for $1 based on the market value of share on the date repurchased. The Company retired the shares.

9. Stock-Based Compensation

Restricted common stock

The following table summarizes restricted stock activity during the three months ended March 31, 2023:

	Unvested Shares	Issuable Shares	Fair Value at Date of Issuance	Weighted Average Grant Date Fair Value
Balance, December 31, 2022	1,460	-	$26.00	44.75
Granted	-	-	-	-
Vested	(750)	750	-	-
Forfeited	-		-	-
Issued	-	(750)	(6.00)	-
Balance, March 31, 2023	710	-	$20.00	$44.75

The total fair value of restricted common stock vesting during the three months ended March 31, 2023 and 2022, was $4 and $66, respectively, and is included in general and administrative expenses in the accompanying statements of operations. As of March 31, 2023, the amount of unvested compensation related to issuances of restricted common stock was $20, which will be recognized as an expense in future periods as the shares vest. When calculating basic loss per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

Stock options

The following table summarizes stock option activity during the three months ended March 31, 2023:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	164,423	$48.90	7.58	$-
Granted	10,037	$4.50
Exercised	-	$-
Unvested forfeited	-	$-
Vested forfeited	-	$-
Outstanding at March 31, 2023	174,460	$46.34	7.47	$-
Exercisable at March 31, 2023	102,520	$54.41	6.86	$-

During the three months ended March 31, 2023, the Company approved options exercisable into 10,037 shares to be issued pursuant to Reed’s 2020 Equity Incentive Plan. 10,037 options were issued to employees, 5,016 options vesting annually over a four-year vesting period, and 5,021 options vesting based on performance criteria to be established by the board of directors.

The stock options are exercisable at a price of $4.50 per share and expire in ten years. The total fair value of these options at grant date was approximately $32, which was determined using a Black-Scholes-Merton option pricing model with the following average assumption: stock price of $4.50 share, expected term of six years, volatility of 82%, dividend rate of 0%, and weighted average risk-free interest rate of 3.59%. The expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award.

During the three months ended March 31, 2023 and 2022, the Company recognized $229 and $225 of compensation expense relating to vested stock options. As of March 31, 2023, the aggregate amount of unvested compensation related to stock options was approximately $1,039 which will be recognized as an expense as the options vest in future periods through March 28, 2027.

As of March 31, 2023, the outstanding and exercisable options have no intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of March 31, 2023, which was $3.45, and the exercise price of the outstanding stock options.

10. Stock Warrants

The Company’s warrant activity during the three months ended March 31, 2023 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2022	235,946	$16.99	4.20	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2023	235,946	$16.99	4.20	$-
Exercisable at March 31, 2023	235,946	$16.99	4.20	$-

As of March 31, 2023, the outstanding and exercisable warrants have no aggregate intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of March 31, 2023, which was $3.45, and the exercise price of the Company’s warrants to purchase common stock.

11. Transactions with California Custom Beverage, LLC, former related party

In December 2018, the Company signed a co-packing agreement with California Custom Beverage, LLC’s (“CCB”), an entity owned by Christopher J. Reed, a former related party, pursuant to which CCB agreed to produce certain products for the Company for agreed fees. The co-packing agreement, as amended, includes certain provisions for product inputs, shrinkage, and quality assurance. Also beginning in 2019, CCB agreed to pay the Company a 5% royalty through 2021 on certain private label sales made by CCB.

During the three months ended March 31, 2023 and 2022, the Company incurred co-packing fees due to CCB of $428 and $636, respectively. As of March 31, 2023 and 2022, the aggregate of co-packing fees payable to CCB were $1,859 and $2,025, respectively. At March 31, 2023 and December 31, 2022, the Company had also recorded receivables from CCB of $1,315 and $1,315, respectively, including royalty receivable of $297 and $297, and charge backs of certain costs management determined were permittable under the co-packing agreement of $1,018 and $1,018, respectively.

At March 31, 2023 and December 31, 2022, accounts receivable due from and accounts payable due to CCB were as follows:

	March 31, 2023	December 31, 2022
Accounts receivable, net of provision of $538 and $538 at March 31, 2023 and December 31, 2022, respectively	777	777
Accounts payable	(1,859)	(2,025)
Net (payable) receivable	(1,082)	(1,248)

At December 31, 2022, CCB disputes that it owes $1,043 of the $1,315 recorded as receivable by the Company. The Company believes that it will prevail in this dispute, however, as of March 31, 2023 and December 31, 2022, due to the uncertainty about the ultimate amount that will be settled, the Company has provided a reserve for $538 based on management’s estimate. In addition, on April 19, 2023, the Company received a letter from CCB demanding payment of various amounts, including the $1,859 and $2,025 outstanding at March 31, 2023 and December 31, 2022, respectively. The Company has determined that the probability of realizing any loss on the demand from CCB is remote and therefore has not recorded any additional accruals related to the demand.

12. Commitments and Contingencies

In 2018, CCB assumed the monthly payments on our lease obligation for a Los Angeles manufacturing plant, and our release from the obligation by the lessor, however, is dependent upon CCB’s deposit of $1,200 of security with the lessor. As of March 31, 2023, $800 has been deposited with the lessor and Chris J. Reed has placed approximately 7,260 shares of the Company’s common stock valued at $25 that remain in escrow with the lessor.

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

13. Subsequent Events

On May 25, 2023, the Company entered into a Securities Purchase Agreement with D&D Source of Life Holding Ltd., as the lead investor, and certain of Reed’s affiliates pursuant to which the investors agreed to purchase an aggregate of 1,566,732 shares of Reed’s common stock and warrants to purchase 313,346 shares of Common Stock. The purchase price per share of Common Stock and associated warrant was $2.585. The gross proceeds to the Company, before deducting offering expenses, are approximately $4,100.  The warrants are exercisable for a term of three years at a per share exercise price of $2.50.

On May 25, 2023, in order to induce the lead investor to subscribe, the Company granted the lead investor certain preemptive rights and agreed to support the lead investor’s nomination of two board designees, one of which shall be an independent director.

On May 30, 2023, the Company entered into a Partial Option Exercise and Third Amendment to 10% Convertible Notes (the Notes, see Note 6) with Whitebox a Limited Waiver and Deferral Agreement. Whitebox exercised a partial option to purchase an aggregate of approximately $1,500 of additional notes (the “Option Notes”) from the Company. The Option Notes bear interest at 10% per annum. payable in cash and mature on September 29, 2023. No amortization payments (as defined in the Notes) are payable on the Option Notes, and the Option Notes may be prepaid without premium or penalty.

The shares issued and the shares of common stock issuable upon conversion of the Option Notes are registrable and subject to that certain Registration Rights Agreement dated May 25, 2023.

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

Overview

During the three months ended March 31, 2023, the Company continued to strengthen its supply chain, implement gross margin enhancement initiatives, drive efficiencies in transportation and warehouse costs and reduce operating expenses. In addition, it continues to build its innovation pipeline with sustained growth in Reed’s Real Ginger Ale, Reed’s Classic and Stormy Mule, and Reed’s Hard Ginger Ale.

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

COVID-19 Considerations

During the period ended December 31, 2022, the COVID-19 pandemic continued to impact our operating results and the Company anticipates a residual effect for the balance of the year. In addition, the pandemic could cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively affects the consumers who purchase our products. Based on the recent increase in demand for our products, we believe that over the long term, there will continue to be strong demand for our products.

Although the U.S. economy continued to grow during the first quarter of 2023, the higher inflation, the actions by the Federal Reserve to address inflation, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. We have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. Although we regularly monitor companies in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations. We expect the inflationary trends and supply chain pressures to continue throughout 2023.

During the period ended March 31, 2023, the Company experienced moderation from the elevated freight costs experienced in 2022. The average cost of shipping and handling for the period ended March 31, 2023, was $3.46 per case, as compared to $3.90 per case for the period ended March 31, 2022. Although the Company has experienced decreases in freight costs over the last three quarters, in the Company’s opinion there remains a volatile environment and the Company will continue to monitor pricing and availability in transportation. Mitigation plans have been implemented to manage this risk. Although, the Company has been negatively impacted by supply chain challenges impacting our ability to benefit from strong demand for, and increased sales of our product. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins and net income. The Company has experienced moderation in inflation and anticipates this to continue throughout 2023.

Our ability to operate without significant incremental negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and protect our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Since the inception of the COVID-19 pandemic and through March 31, 2023, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part to be responsible to our employees and business partners in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

Through March 31, 2023, we continued to generate cash flows to meet our short-term liquidity needs, and we expected to maintain access to the capital markets. We did not observe any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

Results of Operations – Three Months Ended March 31, 2023, as compared to March 31, 2022

The following table sets forth key statistics for the three months ended March 31, 2023 and 2022, respectively, in thousands.

	Three Months Ended March 31,		Pct.
	2023	2022	Change
Gross billing (A)	$12,453	$13,636	-9%
Less: Promotional and other allowances (B)	1,296	1,454	-11%
Net sales	$11,157	$12,182	-8%

Cost of goods sold	8,459	9,250	-9%
% of Gross billing	68%	68%
% of Net sales	76%	76%
Gross profit	$2,698	$2,932	-8%
% of Net sales	24%	24%

Expenses
Delivery and handling	$2,120	$2,812	-25%
% of Net sales	19%	23%
Dollar per case ($)	$3.46	$3.90
Selling and marketing	1,447	2,178	-34%
% of Net sales	13%	18%
General and administrative	1,709	2,121	-19%
% of Net sales	15%	17%
Total operating expenses	5,276	7,111	-26%

Loss from operations	$(2,578)	$(4,179)	-38%

Interest expense and other expense	$(1,779)	$(801)	122%

Net loss	$(4,357)	$(4,980)	-13%

Loss per share – basic and diluted	$(1.70)	$(2.56)	-33%

Weighted average shares outstanding - basic & diluted	2,559,855	1,947,548	31%

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

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity from the first quarter of 2022 through the first quarter of 2023.

		2023	2022	vs PY	Q1 Per Case
		Q1	Q1	Q1	2023	2022	vs PY
Cases:
	Reed’s	370	415	-11%
	Virgil’s	241	302	-20%
	Total Core	611	717	-15%
	Non Core	-	-	-
	Candy	2	4	-50%
	Total	613	721	-15%

Gross Billing:
	Core	$12,333	$13,287	-7%	$20.18	$18.53	9%
	Non Core	53	75	-30%	-	-	-%
	Candy	67	274	-76%	42.51	68.50	-38%
	Total	$12,453	$13,636	-9%	20.33	18.91	8%

Discounts:	Total	$(1,296)	$(1,454)	-11%	$(2.12)	$(2.02)	5%

COGS:
	Core	$(8,422)	$(9,150)	-8%	$(13.75)	$(12.76)	8%
	Non Core	-	(13)	-100%	-	-	-
	Candy	(37)	(87)	-57%	(23.63)	(21.75)	9%
	Total	$(8,459)	$(9,250)	-9%	$(13.81)	$(12.83)	8%

Gross Margin:		$2,698	$2,932	-8%	$4.40	$4.07	8%
as % Net Sales		24%	24%

Sales, Cost of Sales, and Gross Margins

As part of the Company’s ongoing initiative to simplify and streamline operations the Company has identified core products on which to place its strategic focus. These core products consist of Reed’s and Virgil’s branded beverages. Non-core products consist primarily of Wellness Shots, candy and slower selling discontinued Reed’s and Virgil’s SKUs.

Core beverage volume for the three months ended March 31, 2023, represents 99% of all beverage volume.

Core brand gross billing decreased by 7% to $12,333 compared to $13,287 during the same period last year, driven by a Reed’s volume decline of 11% and Virgil’s volume decline of 20%. The result is a decrease in total gross billing of 9%, to $12,453 during the three months ended March 31, 2023, from $13,636 in the same period last year. Price on our core brands increased 9% to $20.18 per case. The decrease was a result of volume declines that have impacted the CSD segment as a result of price increases coupled with the Company’s inability to produce sufficient levels of inventory to meet current demand as a result of tighter credit terms from suppliers.

Discounts as a percentage of gross sales decreased to 10% from 11% in the same period last year. As a result, net sales revenue decreased 8% in the three months ended March 31, 2023, to $11,157, compared to $12,182 in the same period last year.

Cost of Goods Sold

Cost of goods sold decreased $791 during the three months ended March 31, 2023, as compared to the same period last year. As a percentage of net sales, cost of goods sold for the three months ended March 31, 2023, was 76% as compared to 76% for the same period last year.

The total cost of goods per case increased to $13.81 per case in the three months ended March 31, 2023, from $12.83 per case for the same period last year. The cost of goods sold per case on core brands was $13.75 during the three months ended March 31, 2023, compared to $12.77 for the same period last year.

Gross Margin

Gross margin was 24% for the three months ended March 31, 2023, compared to 24% for the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses decreased by $692 in the three months ended March 31, 2023, to $2,120 from $2,812 in the same period last year, driven by our efforts to mitigate inflationary costs. Delivery costs in the three months ended March 31, 2023, were 19% of net sales and $3.46 per case, compared to 23% of net sales and $3.90 per case during the same period last year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses were $1,447 during the three months ended March 31, 2023, compared to $2,178 during the same period last year. As a percentage of net sales, selling and marketing costs was 13% during the three months ended March 31, 2023, as compared to 18% during the same period last year. The decrease was primarily driven by lower employee related costs, marketing expenditures, and travel and entertainment expense, partially offset by higher broker fees, product samples, and trade show spend.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased in the three months ended March 31, 2023, to $1,709 from $2,121, a decrease of $412 over the same period last year. As a percentage of net sales, general and administrative expense was 15% during the three months ended March 31, 2023, as compared to 17% during the same period last year. The decrease was driven by lower employee related costs, professional fees and stock compensation.

Loss from Operations

The loss from operations was $2,578 for the three months ended March 31, 2023, as compared to a loss of $4,179 in the same period last year driven by decreased gross profit offset by decreases in operating expenses discussed above.

Interest and Other Expense

Interest and other expense for the three months ended March 31, 2023, consisted of $1,779 of interest expense. During the same period last year, interest and other expense consisted of $801 of interest expense.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended March 31, 2023 and 2022 (unaudited; in thousands):

	Three Months Ended March 31
	2023	2022
Net loss	$(4,357)	$(4,980)

Modified EBITDA adjustments:
Depreciation and amortization	80	52
Interest expense	1,779	801
Stock option and other noncash compensation	233	291
Total EBITDA adjustments	$2,092	$1,144

Modified EBITDA	$(2,265)	$(3,836)

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

For the three months ended March 31, 2023, we recorded a net loss of $4,357. As of March 31, 2023, we had a cash balance of $467, with $62 of current availability, and $5,084 of additional borrowing capacity, a stockholder’s deficit of $12,322 and negative working capital of $4,952, compared to a cash balance of $533, with $110 of current availability, and $1,633 of additional borrowing capacity, a stockholder’s deficit of $8,470 and negative working capital of $1,563 at December 31, 2022.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in estimates for reserves of uncollectible accounts, inventory obsolescence, depreciable lives of property and equipment, analysis of impairments of recorded long-term tangible and intangible assets, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services. There were no changes to our critical accounting policies described in the condensed financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that impacted our condensed financial statements and related notes included herein.

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings from time to time in the ordinary course of business, none of which are required to be disclosed under this Item 1.

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K (our Form 10-K) for the year ended December 31, 2022 and any subsequent filings with the Securities and Exchange Commission (SEC) made prior to the date hereof, which could materially affect our business, financial condition, results of operations or future results. These risks and uncertainties discussed in our Form 10-K and in any subsequent filings with the SEC made prior to the date hereof are not the only ones facing our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, cash flows, financial condition and/or results of operations. Please also read the Cautionary Notice Regarding Forward-Looking Statements and Information of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None that have not been previously disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Title	Herewith	Form	Exhibit	File No.	Date Filed
3(i)	Certificate of Incorporation of Reed’s, Inc., as amended		10-K	3(i)	001-32501	5/15/2023
3(ii)	Amended and Restated Bylaws of Reed’s, Inc.		10-KA	3.8	001-32501	4/08/2020
4.1	Form of Option Note issued February 10, 2023	X
4.2	Form of Warrant issued March 25, 2023		8-K	4.1	001-32501	5/31/2023
4.3	Form of Option Note issued May 30, 2023		8-K	4.2	001-32501	5/31/2023
10.1	Partial Option Exercise and Second Amendment to 10% Convertible Notes by Reed’s, Inc. and Wilmington Savings Fund Society, FSB dated February 10, 2023		10-K	10.19	001-32501	5/15/2023
10.2	Limited Waiver and Deferral Agreement by Reed’s, Inc. and Wilmington Savings Fund Society, FSB dated February 10, 2023		10-K	10.20	001-32501	5/15/2023
10.3	Securities Purchase Agreement dated May 25, 2023 between Reed’s, Inc. and investors		8-K	10.1	001-32501	5/31/2023
10.4	Shareholders Agreement dated May 25, 2023 by and between Reed’s, Inc. and investors		8-K	10.2	001-32501	5/31/2023
10.5	Registration Rights Agreement dated May 25, 2023 between Reed’s, Inc., and investors		8-K	10.3	001-32501	5/31/2023
10.6	Amended Registration Rights Agreement by Reed’s, Inc. and the holders of 10% secured convertible notes dated May 30, 2023		8-K	10.4	001-32501	5/31/2023
10.7+	Partial Option Exercise and Third Amendment Agreement to 10% Secured Convertible Notes by Reed’s, Inc. and Wilmington Savings Fund Society, FSB dated May 30, 2023		8-K	10.5	001-32501	5/31/2023
10.8	Limited Waiver and Deferral Agreement by Reed’s, Inc. and Wilmington Savings Fund Society, FSB dated May 30, 2023		8-K	10.6	001-32501	5/31/2023
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Label Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulations S-K. The Company will furnish supplementally an unredacted copy of such exhibit to the Securities and Exchange Commission or its staff upon request.

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

Reed’s, Inc. (Registrant)

Date: June 1, 2023	/s/ Norman E. Snyder, Jr.
Norman E. Snyder, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: June 1, 2023	/s/ Joann Tinnelly
Joann Tinnelly
Interim Chief Financial Officer
(Principal Financial Officer)

