Form 10-Q
period 2023-06-30
REED'S, INC.
filed 2023-08-10
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 4,169,131 shares of Common Stock outstanding as of August 1, 2023.

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

ii

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

iii

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S, INC,

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$447	$533
Accounts receivable, net of allowance of $306 and $252, respectively	3,734	5,671
Inventory, net	13,690	16,175
Receivable from former related party	777	777
Prepaid expenses and other current assets	880	939
Total current assets	19,528	24,095

Property and equipment, net of accumulated depreciation of $933 and $787, respectively	543	766
Intangible assets	627	626
Total assets	$20,698	$25,487

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,201	$9,805
Accrued expenses	798	233
Revolving line of credit, net of capitalized financing costs of $282 and $363, respectively	6,560	10,974
Convertible notes payable, current portion, net of debt discount of $505 and $414, respectively	7,241	2,434
Payable to former related party	1,111	2,025
Current portion of lease liabilities	202	187
Total current liabilities	23,113	25,658

Convertible note payable, net of debt discount of $355 and $562, respectively, less current portion	8,945	8,092
Lease liabilities, less current portion	103	207
Total liabilities	32,161	33,957

Stockholders’ deficit:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 180,000,000 shares authorized; 4,169,131 and 2,519,485 shares issued and outstanding, respectively	-	-
Additional paid in capital	119,138	114,635
Accumulated deficit	(130,695)	(123,199)
Total stockholders’ deficit	(11,463)	(8,470)
Total liabilities and stockholders’ deficit	$20,698	$25,487

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Sales	$10,005	$13,725	$21,162	$25,907
Cost of goods sold	7,496	10,426	15,955	19,676
Gross profit	2,509	3,299	5,207	6,231

Operating expenses:
Delivery and handling expense	1,686	3,832	3,806	6,644
Selling and marketing expense	1,259	2,225	2,706	4,403
General and administrative expense	1,311	1,778	3,020	3,899
Total operating expenses	4,256	7,835	9,532	14,946

Loss from operations	(1,747)	(4,536)	(4,325)	(8,715)

Interest expense	(1,387)	(541)	(3,166)	(1,342)

Net loss	(3,134)	(5,077)	(7,491)	(10,057)

Dividends on Series A Convertible Preferred Stock	(5)	(5)	(5)	(5)

Net Loss Attributable to Common Stockholders	$(3,139)	$(5,082)	$(7,496)	$(10,062)

Loss per share – basic and diluted	$(0.99)	$(2.25)	$(2.59)	$(4.79)

Weighted average number of shares outstanding – basic and diluted	3,179,661	2,252,318	2,892,860	2,100,775

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2023	2,602,399	$-	9,411	$94	$115,140	$(127,556)	$(12,322)
Fair value of vested options					(18)		(18)
Issuance of shares for dividends on Series A Convertible Preferred Stock	-	-		-		(5)	(5)
Common shares issued for cash, net of offering costs	1,566,732	-			4,016		4,016
Net loss			-	-	-	(3,134)	(3,134)
Balance, June 30, 2023	4,169,131	$-	9,411	$94	$119,138	$(130,695)	$(11,463)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	2,519,485	$-	9,411	$94	$114,635	$(123,199)	$(8,470)
Fair value of vested options					211		211
Fair value of vested restricted shares granted to officers	750				4		4
Repurchase of common stock	(274)				(1)		(1)
Common shares issued for financing costs	82,438				273		273
Issuance of shares for dividends on Series A Convertible Preferred Stock	-	-		-		(5)	(5)
Common shares issued for cash, net of offering costs	1,566,732	-			4,016		4,016
Net loss			-	-	-	(7,491)	(7,491)
Balance, June 30, 2023	4,169,131	$-	9,411	$94	$119,138	$(130,695)	$(11,463)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2022	2,251,038	$-	9,411	$94	$112,639	$(108,117)	$4,616
Fair value of vested options					38		38
Fair value of vested restricted shares granted to officers	2,009				42		42
Issuance of shares for dividends on Series A Convertible Preferred Stock	-	-		-		(5)	(5)
Common shares issued for cash, net of offering costs	-	-			(33)		(33)
Net loss	-	-	-	-	-	(5,077)	(5,077)
Balance, June 30, 2022	2,253,047	$-	9,411	$94	$112,686	$(113,199)	$(419)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2021	1,874,679	$-	9,411	$94	$107,246	$(103,137)	$4,203
Fair value of vested options					263		263
Fair value of vested restricted shares granted to officers	4,740				108		108
Issuance of shares for dividends on Series A Convertible Preferred Stock	-					(5)	(5)
Repurchase of common stock	(265)				(2)		(2)
Common shares issued for financing costs	2,000				37		37
Common shares issued for cash, net of offering costs	371,893				5,034		5,034
Net loss						(10,057)	(10,057)
Balance, June 30, 2022	2,253,047	$-	9,411	$94	$112,686	$(113,199)	$(419)

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

(Amounts in thousands)

	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net loss	$(7,491)	$(10,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	79	51
Loss on disposal of property and equipment	9	-
Amortization of debt discount	712	164
Amortization of prepaid financing costs	-	431
Fair value of vested options	213	263
Fair value of vested restricted shares granted to officers	3	108
Fair value of common shares issued as financing costs	-	37
Change in allowance for doubtful accounts	54	10
Inventory write-downs	(207)	(3)
Accrued interest	1,773	160
Changes in operating assets and liabilities:
Accounts receivable	1,882	(2,532)
Inventory	2,692	(7,141)
Prepaid expenses and other assets	59	(495)
Decrease in right of use assets	67	56
Accounts payable	(2,603)	2,249
Accrued expenses	565	446
Accrued dividend	(5)	-
Lease liabilities	(90)	(77)
Net cash used in operating activities	(2,288)	(16,330)

Cash flows from investing activities:
Trademark costs	(1)	-
Proceeds from sale of property and equipment	68	-
Net cash provided by investing activities	67	-

Cash flows from financing activities:
Proceeds from line of credit	19,099	29,292
Payments on line of credit	(23,594)	(27,934)
Payments of debt issuance costs	-	(483)
Proceeds from convertible note payable, net of expenses	3,797	10,008
Payment of convertible note payable	(268)	-
Proceeds from sale of common stock	4,016	5,034
Repurchase of common stock	(1)	(2)
Amounts from former related party, net	(914)	646
Net cash provided by financing activities	2,135	16,561

Net increase (decrease) in cash	(86)	231
Cash at beginning of period	533	49
Cash at end of period	$447	$280

Supplemental disclosures of cash flow information:
Cash paid for interest	$658	$621
Non -cash investing and financing activities
Dividends on Series A Convertible Preferred Stock	$5	$5

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of Reed’s, Inc. (the “Company”, “we”, “us”, or “our”), have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on May 15, 2023. The accompanying condensed financial statements are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2023, and the results of its operations and its cash flows for the six months ended June 30, 2023 and 2022. The balance sheet as of December 31, 2022 is derived from the Company’s audited financial statements.

The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2023.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months ended June 30, 2023, the Company recorded a net loss of $7,491, and at June 30, 2023, had a stockholders’ deficit of $11,463. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2022, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of June 30, 2023, we had a cash balance of $447, with $0 of current availability on the line of credit, and $6,158 of additional borrowing capacity from the credit facility.

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

Although the U.S. economy continued to grow during the second quarter of 2023, the higher inflation, the actions by the Federal Reserve to address inflation, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. We have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. Although we regularly monitor companies in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations. We expect the inflationary trends and supply chain pressures to continue throughout 2023.

During the three and six month period ended June 30, 2023, the Company experienced moderation from the elevated freight costs experienced in 2022. The average cost of shipping and handling for the three month period ended June 30, 2023, was $3.04 per case, as compared to $5.00 per case for the three month period ended June 30, 2022. The average cost of shipping and handling for the six month period ended June 30, 2023, was $3.26 per case, as compared to $4.47 per case for the six month period ended June 30, 2022. Although the Company has experienced decreases in freight costs over the last three quarters, in the Company’s opinion there remains a volatile environment and the Company will continue to monitor pricing and availability in transportation. Mitigation plans have been implemented to manage this risk. The Company has been negatively impacted by supply chain challenges impacting our ability to benefit from strong demand for, and increased sales of our product. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins. The Company has experienced moderation in inflation and anticipates this to continue throughout 2023.

Our ability to operate without significant incremental negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and protect our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Since the inception of the COVID-19 pandemic and through June 30, 2023, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part to be responsible to our employees and business partners in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

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

For the periods ended June 30, 2023 and 2022, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	June 30, 2023	June 30, 2022
Warrants	549,292	262,149
Options	152,035	196,024
Convertible note payable	1,415,826	449,156
Unvested restricted common stock	-	5,517
Common stock equivalent of Series A Convertible Preferred stock	753	753
Total	2,117,906	913,599

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs for the three months ended June 30, 2023 and 2022, aggregated $27 and $111, respectively. Advertising costs for the six months ended June 30, 2023 and 2022, aggregated $83 and $423, respectively.

Concentrations

Net sales. During the three months ended June 30, 2023, three customers accounted for 18%, 12%, and 12% of gross billing, respectively, and during the six months ended June 30, 2023, two customers accounted for 18% and 12% of gross billing, respectively. During the three months ended June 30, 2022, three customers accounted for 23%, 11%, and 10% of gross billing, respectively, and during the six months ended June 30, 2022, three customers accounted for 21%, 11%, and 10% of gross billing, respectively. No other customers exceeded 10% of sales in either period.

Accounts receivable. As of June 30, 2023, the Company had accounts receivable from three customers which comprised 17%, 16%, and 11% of its gross accounts receivable. As of December 31, 2022, the Company had accounts receivable from two customers which comprised 19% and 11% of its gross accounts receivable, respectively. No other customers exceeded 10% of gross accounts receivable in either period.

The Company utilizes co-packers to produce 100% of its products. During the six months ended June 30, 2023 and the year ended December 31, 2022, the Company utilized six separate co-packers for most its production and bottling of beverage products in the United States. The Company has long-standing relationships with two different co-packers, and a third co-packing agreement with California Custom Beverage LLC (“CCB”), a former related party (see Note 11). Although there are other packers, a change in co-packers may cause a delay in the production process, which could ultimately affect operating results.

Purchases from vendors. During the three months ended June 30, 2023, one vendor accounted for 11% of all purchases. During the six months ended June 30, 2023, one vendor accounted for 10% of all purchases. During the three months ended June 30, 2022, one vendor accounted for 14% of all purchases. During the six months ended June 30, 2022, one vendor accounted for 14% of all purchases. No other vendors exceeded 10% of all purchases in either period.

Accounts payable. As of June 30, 2023, the Company’s had one vendor which comprised 10% of total accounts payable. As of December 31, 2022, no vendor accounted for more than 10% of the total accounts payable. No other vendors exceeded 10% of gross accounts payable in either period.

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

2. Inventory

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, net of write downs, and is comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials and packaging	$8,475	$8,526
Finished products	5,215	7,649
Total	$13,690	$16,175

3. Property and Equipment

Property and equipment is comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Right-of-use assets under operating leases	$724	$724
Computer hardware and software	400	400
Machinery and equipment	352	429
Total cost	1,476	1,553
Accumulated depreciation and amortization	(933)	(787)
Net book value	$543	$766

Depreciation expense for the six months ended June 30, 2023 and 2022 was $79 and $51, respectively, and amortization of right-of-use assets for the six months ended June 30, 2023 and 2022 was $67 and $56, respectively.

4. Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Brand names	$576	$576
Trademarks	51	50
Total	$627	$626

5. Line of Credit

Amounts outstanding under the Company’s credit facilities are as follows (in thousands):

	June 30, 2023	December 31, 2022
Line of credit – Alterna Capital Solutions	$6,842	$11,337
Capitalized financing costs	(282)	(363)
Total	$6,560	$10,974

In March, 2022, the Company entered into a financing agreement with Alterna Capital Solutions (“ACS”), for a line of credit to replace its former credit facility. The ACS line of credit is for a term of 3 years, provides for borrowings of up to $13,000, and is secured by eligible accounts receivable and inventory. An over advance rider provides for up to $400 of additional borrowing above the collateralized base (the “Over Advance”) up to a total borrowing of $13,000. At June 30, 2023, $0 of current availability and $6,158 of borrowing capacity was available under the financing agreement.

Borrowings based on receivables bears an interest of prime plus 4.75% but not less than 8.0% (13.00% at June 30, 2023 and 12.25% at December 31, 2022). Borrowings based on inventory bears an interest of prime plus 5.25% but not less than 8.5% (13.65 % at June 30, 2023 and 12.90% at December 31, 2022). The additional over advance rider bears a rate of prime plus 12.75%, but not less than 16.00% (18.00% at June 30, 2023 and 18.00% at December 31, 2022). Additionally, the line of credit is subject to monthly monitoring fee of $1 with a minimum usage requirement on the credit facility. A loan balance of less than $1,500 will bear interest at a rate in line with account receivables advances plus the monthly monitoring fee of $1.

The Company incurred $483 of direct costs of the transaction, consisting primarily of broker, bank and legal fees. These costs have been capitalized and are being amortized over the 3-year life of the ACS agreement. The unamortized debt discount balance was $363 at December 31, 2022. For the six months ended June 30, 2023, amortization of debt discount was $81, and as of June 30, 2023, the remaining unamortized debt discount balance is $282.

6. Secured Convertible Notes Payable

Amounts outstanding under secured convertible notes payable are as follows (in thousands):

	June 30, 2023	December 31, 2022
Secured Convertible Note Payable	$14,500	$10,450
Accrued interest (includes excess ABL fees of $1,672 and $648)	2,557	1,052
Capitalized financing costs	(871)	(976)
Total	$16,186	$10,526
Current portion	(7,241)	(2,434)
Long term portion	$8,945	$8,092

Secured Convertible Note Payable

In May 2022, the Company issued $11,250 of convertible notes payable to entities affiliated with Whitebox Advisors, LLC (collectively, “Whitebox”). The notes bear interest at a rate of 10% per annum (with 5% per annum payable in cash and 5% per annum payable in kind (“PIK”) by adding such PIK interest to the principal amount of the notes), are secured by substantially all of the Company’s assets (including all of its intellectual property) and are subject to a collateral sharing agreement with ACS, the Company’s existing secured lender (see Note 5). The notes mature on May 9, 2025. In September 2022, the Company issued an additional $2,500 of convertible notes payable to Whitebox, which were repaid in full in November 2022.

Beginning in August 2022, the convertible notes payable have an amortization feature which requires the Company to make monthly payments of principal of $200 plus accrued interest, payable in cash or in shares of the Company’s common stock at the option of the Company, based on 90% of the average prices of the Company’s common stock, as defined. In February 2023, and again in May 2023, Whitebox waived the requirement for the December 2022 to September 2023 monthly amortization payments, and they are to resume October 1, 2023. Remaining amortization payments of principal are scheduled to total approximately $600 in 2023, $2,400 in 2024, and $1,000 in 2025, leaving a principal balance of the convertible notes of approximately $7.7 million due at maturity on May 9, 2025.

The convertible notes permit indebtedness to ASC (see Note 5) as an asset based loan (“ABL”) up to $6,000. In February 2023, and again in May 2023, Whitebox waived the Company’s covenant violation of excess ABL amounts and deferred payment of such ABL fees. At June 30, 2023, the excess ABL fees totaled $1,672 and are due September 29, 2023.

If the Company experiences a fundamental change as defined in the convertible notes, the holders of the notes have the right to require the Company to repurchase the notes for cash at a repurchase price equal to 110% (amended from 100%) of the principal amount, plus accrued interest, and among other amendments.

At December 31, 2022, the principal balance of the Notes was $10,450. In February 2023 and May 2023, the Company issued an aggregate of $4,050 of additional convertible notes to Whitebox that substantially have the same terms as the notes issued in May 2022, except the $4,050 convertible notes do not require any amortization payments, and are due September 29, 2023. At June 30, 2023, the balance of all convertible notes payable to Whitebox was $14,500.

At December 31, 2022, the balance of accrued interest was $1,052. During the six months ended June 30, 2023, the Company recorded interest of $1,773, made up of $749 of interest on the convertible notes, and $1,024 related to the excess ABL fees. In addition, accrued interest of $268 was paid. At June 30, 2023, the balance of accrued interest was $2,557.

At December 31, 2022, the unamortized debt discount was $976. During the six months ended June 30, 2023, the Company incurred $253 of direct costs of issuing loans, and issued 82,438 shares of the Company’s common stock valued at $273 as inducement for the aforementioned waivers. These costs have been capitalized and are being amortized over the term of the convertible notes or waiver period. For the six months ended June 30, 2023, amortization of debt discount was $642, and as of June 30, 2023, the remaining unamortized debt discount balance is $860.

The convertible notes are convertible at an initial conversion rate of 0.08306 shares of the Company’s common stock per one dollar of principal converted, or approximately $12.04 per share, subject to customary anti-dilution adjustments. In addition, if certain corporate events occur that constitute a make-whole fundamental change as defined, then the note holders are, under certain circumstances, are entitled to an increase in the conversion rate, limited to 0.12155 shares of Common Stock per one dollar of principal, or approximately $8.23 per share.

Upon conversion, holders of the convertible notes are entitled to receive an interest make-whole payment, as defined. The make-whole amount is equal to the sum of the remaining scheduled payments of interest on the convertible notes to be converted that would be due at maturity, payable, at the Company’s option in cash or in shares of common stock. The Company’s ability to settle conversions and make amortization payments and interest make-whole payments using shares of the Company’s common stock is subject to certain limitations set forth in the convertible notes.

At June 30, 2023, the Notes, including accrued interest, are convertible into 1,415,826 shares of the Company’s common stock.

7. Leases Liabilities

During the six months ended June 30, 2023 and 2022, lease costs totaled $67 and $56, respectively.

As of December 31, 2022, the operating lease liability totaled $394. During the six months ended June 30, 2023, the Company made payments of $90 towards its operating lease liability. As of June 30, 2023, the operating lease liability totaled $304.

As of June 30, 2023, the weighted average remaining lease terms for an operating lease are 1.51 years. As of June 30, 2023, the weighted average discount rate on the operating lease is 12.60%.

8. Stockholder’s Equity

Common stock issuances

On May 25, 2023, the Company entered into a Securities Purchase Agreement with D&D Source of Life Holding Ltd., as the lead investor, and certain of Reed’s affiliates pursuant to which the investors agreed to purchase an aggregate of 1,566,732 shares of Reed’s common stock and warrants to purchase 313,346 shares of Common Stock. The purchase price was $2.585 per share of Common Stock with the associated warrant. The net proceeds to the Company, after deducting offering expenses, was $4,016.  The warrants are exercisable for a term of three years at an exercise price of $2.50 per share.

On May 25, 2023, in order to induce the lead investor to subscribe, the Company granted the lead investor certain preemptive rights and agreed to support the lead investor’s nomination of two board designees, one of which shall be an independent director.

Common stock repurchases

During the six months ended June 30, 2023, the Company repurchased 274 shares of common stock from an officer for $1 based on the market value of share on the date repurchased. The Company retired the shares.

9. Stock-Based Compensation

Restricted common stock

The following table summarizes restricted stock activity during the six months ended June 30, 2023:

	Unvested Shares	Issuable Shares	Fair Value at Date of Issuance	Weighted Average Grant Date Fair Value
Balance, December 31, 2022	1,460	-	$26.00	44.75
Granted	-	-	-	-
Vested	(750)	750	-	-
Forfeited	(710)		-	-
Issued	-	(750)	(3.00)	-
Balance, June 30, 2023	-	-	$23.00	$44.75

The total fair value of restricted common stock vesting during the six months ended June 30, 2023 and 2022, was $3 and $108, respectively, and is included in general and administrative expenses in the accompanying statements of operations. As of June 30, 2023, the amount of unvested compensation related to issuances of restricted common stock was $0. When calculating basic loss per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

Stock options

The following table summarizes stock option activity during the six months ended June 30, 2023:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	164,423	$48.90	7.58	$-
Granted	10,037	$4.50
Exercised	-	$-
Unvested forfeited	(10,497)	$48.74
Vested forfeited	(11,928)	$46.61
Outstanding at June 30, 2023	152,035	$46.16	6.93	$-
Exercisable at June 30, 2023	94,499	$54.31	6.13	$-

During the six months ended June 30, 2023, the Company approved options exercisable into 10,037 shares to be issued pursuant to Reed’s 2020 Equity Incentive Plan. 10,037 options were issued to employees, 5,016 options vesting annually over a four-year vesting period, and 5,021 options vesting based on performance criteria to be established by the board of directors.

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

During the six months ended June 30, 2023 and 2022, the Company recognized $213 and $263 of compensation expense relating to vested stock options. As of June 30, 2023, the aggregate amount of unvested compensation related to stock options was approximately $721 which will be recognized as an expense as the options vest in future periods through March 28, 2027.

As of June 30, 2023, the outstanding and exercisable options have no intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of June 30, 2023, which was $2.86, and the exercise price of the outstanding stock options.

10. Stock Warrants

The Company’s warrant activity during the six months ended June 30, 2023 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2022	235,946	$16.99	4.20	$-
Granted	313,346	2.59	2.89
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2023	549,292	$8.77	3.35	$111
Exercisable at June 30, 2023	549,292	$8.77	3.35	$111

As of June 30, 2023, the outstanding and exercisable warrants have an aggregate intrinsic value of $85. The aggregate intrinsic value was calculated as the difference between the closing market price as of June 30, 2023, which was $2.89, and the exercise price of the Company’s warrants to purchase common stock.

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

During the six months ended June 30, 2023 and 2022, the Company incurred co-packing fees due to CCB of $740 and $1,685, respectively. As of June 30, 2023 and 2022, the aggregate of co-packing fees payable to CCB were $1,111 and $2,025, respectively. At June 30, 2023 and December 31, 2022, the Company had also recorded receivables from CCB of $1,315 and $1,315, respectively, including royalty receivable of $297 and $297, and charge backs of certain costs management determined were permittable under the co-packing agreement of $1,018 and $1,018, respectively.

At June 30, 2023 and December 31, 2022, accounts receivable due from and accounts payable due to CCB were as follows:

	June 30, 2023	December 31, 2022
Accounts receivable, net of provision of $538 and $538 at June 30, 2023 and December 31, 2022, respectively	777	777
Accounts payable	(1,111)	(2,025)
Net (payable) receivable	(334)	(1,248)

At December 31, 2022, CCB disputes that it owes $1,043 of the $1,315 recorded as receivable by the Company. The Company believes that it will prevail in this dispute, however, as of June 30, 2023 and December 31, 2022, due to the uncertainty about the ultimate amount that will be settled, the Company has provided a reserve for $538 based on management’s estimate. In addition, on April 19, 2023, the Company received a letter from CCB demanding payment of various amounts, including the $1,111 and $2,025 outstanding at June 30, 2023 and December 31, 2022, respectively. The Company has determined that the probability of realizing any loss on the demand from CCB is remote and therefore has not recorded any additional accruals related to the demand.

12. Commitments and Contingencies

In 2018, CCB assumed the monthly payments on our lease obligation for a Los Angeles manufacturing plant, and our release from the obligation by the lessor, however, is dependent upon CCB’s deposit of $1,200 of security with the lessor. As of June 30, 2023, $800 has been deposited with the lessor and Chris J. Reed has placed approximately 7,260 shares of the Company’s common stock valued at $21 that remain in escrow with the lessor.

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

Overview

During the period ended June 30, 2023, the Company continued to strengthen its supply chain, implement gross margin enhancement initiatives, drive efficiencies in transportation and warehouse costs and reduce operating expenses. In addition, it continues to build its innovation pipeline with sustained growth in Reed’s Real Ginger Ale, Virgil’s Zero Sugar handcrafted sodas, Reed’s Classic and Stormy Mule, and Reed’s Hard Ginger Ale.

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

Although the U.S. economy continued to grow during the second quarter of 2023, the higher inflation, the actions by the Federal Reserve to address inflation, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. We have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. Although we regularly monitor companies in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations. We expect the inflationary trends and supply chain pressures to continue throughout 2023.

During the three and six month period ended June 30, 2023, the Company experienced moderation from the elevated freight costs experienced in 2022. The average cost of shipping and handling for the three month period ended June 30, 2023, was $3.04 per case, as compared to $5.00 per case for the three month period ended June 30, 2022. The average cost of shipping and handling for the six month period ended June 30, 2023, was $3.26 per case, as compared to $4.47 per case for the six month period ended June 30, 2022. Although the Company has experienced decreases in freight costs over the last three quarters, in the Company’s opinion there remains a volatile environment and the Company will continue to monitor pricing and availability in transportation. Mitigation plans have been implemented to manage this risk. The Company has been negatively impacted by supply chain challenges impacting our ability to benefit from strong demand for, and increased sales of our product. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins. The Company has experienced moderation in inflation and anticipates this to continue throughout 2023.

Our ability to operate without significant incremental negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and protect our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Since the inception of the COVID-19 pandemic and through June 30, 2023, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part to be responsible to our employees and business partners in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

Through June 30, 2023, we continued to generate cash flows to meet our short-term liquidity needs, and we expected to maintain access to the capital markets. We did not observe any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

Results of Operations – Three Months Ended June 30, 2023, as compared to Three Months Ended June 30, 2022

The following table sets forth key statistics for the three months ended June 30, 2023 and 2022, respectively, in thousands.

	Three Months Ended June 30,		Pct.
	2023	2022	Change
Gross billing (A)	$11,164	$15,155	-26%
Less: Promotional and other allowances (B)	1,159	1,430	-19%
Net sales	$10,005	$13,725	-27%

Cost of goods sold	7,496	10,426	-28%
% of Gross billing	67%	69%
% of Net sales	75%	76%
Gross profit	$2,509	$3,299	-24%
% of Net sales	25%	24%

Expenses
Delivery and handling	$1,686	$3,832	-56%
% of Net sales	17%	28%
Dollar per case ($)	$3.04	$5.00
Selling and marketing	1,259	2,225	-43%
% of Net sales	13%	16%
General and administrative	1,311	1,778	-26%
% of Net sales	13%	13%
Total operating expenses	4,256	7,835	-46%

Loss from operations	$(1,747)	$(4,536)	-61%

Interest expense and other income (expense)	$(1,387)	$(541)	156%

Net loss	$(3,134)	$(5,077)	-38%

Loss per share – basic and diluted	$(0.99)	$(2.25)	-56%

Weighted average shares outstanding - basic & diluted	3,179,661	2,252,318	41%

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

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity from the second quarter of 2022 through the second quarter of 2023.

		2023					2022			Q2 Per Case			YTD Per Case
		Q1	Q2	YTD	Q2 vs PY	YTD vs PY	Q1	Q2	YTD	2023	2022	vs PY	2023	2022	vs PY
Cases:
	Reed’s	370	355	725	-13%	-12%	415	410	825
	Virgil’s	241	197	438	-44%	-33%	302	351	653
	Total Core	611	552	1,163	-27%	-21%	717	761	1,478
	Non Core	2	3	5	-40%	-44%	4	5	9
	Total	613	555	1,168	-28%	-22%	721	766	1,487

Gross Billing:
	Core	$12,333	$11,095	$23,429	-26%	-17%	$13,287	$14,972	$28,259	$20.10	$19.67	2%	$20.14	$19.12	5%
	Non Core	120	69	189	-62%	-64%	349	183	441	23.00	36.60	-37%	37.80	59.11	-36%
	Total	$12,453	$11,164	$23,618	-26%	-18%	$13,636	$15,155	$28,791	$20.12	19.78	2%	20.22	19.36	4%

Discounts:	Total	$(1,296)	$(1,159)	$(2,456)	-19%	-15%	$(1,454)	$(1,430)	$(2,884)	$(2.09)	$(1.87)	12%	$(2.10)	$(1.94)	8%

COGS:
	Core	$(8,422)	$(7,408)	$(15,830)	-28%	-19%	$(9,150)	$(10,286)	$(19,436)	$(13.35)	$(13.52)	-1%	$(13.55)	$(13.15)	3%
	Non Core	(37)	(88)	(125)	-37%	-48%	(100)	(140)	(213)	(29.33)	(28.00)	5%	(25.00)	(26.67)	-6%
	Total	$(8,459)	$(7,496)	$(15,956)	-28%	-19%	$(9,250)	$(10,426)	$(19,676)	$(13.51)	$(13.61)	-1%	$(13.66)	$(13.23)	3%

Gross Profit:		$2,698	$2,509	$5,207	-24%	-16%	$2,932	$3,299	$6,231	$4.52	$4.31	5%	$4.46	$4.19	6%
as % Net Sales		24%	25%	25%			24%	24%	24%

Sales, Cost of Sales, and Gross Margins

As part of the Company’s ongoing initiative to simplify and streamline operations the Company has identified core products on which to place its strategic focus. These core products consist of Reed’s and Virgil’s branded beverages. Non-core products consist primarily of Wellness Shots, candy and slower selling discontinued Reed’s and Virgil’s SKUs.

Core beverage volume for the three months ended June 30, 2023, represents 99% of all beverage volume.

Core brand gross billing decreased by 26% to $11,095 compared to $14,972 during the same period last year, driven by a Reed’s volume decline of 13% and Virgil’s volume decline of 44%. The result is a decrease in total gross billing of 26%, to $11,164 during the three months ended June 30, 2023, from $15,155 in the same period last year. Price on our core brands increased 2% to $20.10 per case. The decrease was a result of volume declines that have impacted the CSD segment as a result of price increases coupled with the Company’s inability to produce sufficient levels of inventory to meet current demand as a result of tighter credit terms from suppliers.

Discounts as a percentage of gross sales was 10% compared to 9% in the same period last year. As a result, net sales revenue decreased 27% in the three months ended June 30, 2023, to $10,005, compared to $13,725 in the same period last year.

Cost of Goods Sold

Cost of goods sold decreased $2,930 during the three months ended June 30, 2023, as compared to the same period last year. As a percentage of net sales, cost of goods sold for the three months ended June 30, 2023, was 75% as compared to 76% for the same period last year.

The total cost of goods per case decreased to $13.51 per case in the three months ended June 30, 2023, from $13.61 per case for the same period last year. The cost of goods sold per case on core brands was $13.35 during the three months ended June 30, 2023, compared to $13.52 for the same period last year.

Gross Margin

Gross margin was 25% for the three months ended June 30, 2023, compared to 24% for the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses decreased by $2,146 in the three months ended June 30, 2023, to $1,686 from $3,832 in the same period last year, driven by our efforts to mitigate inflationary costs. Delivery costs in the three months ended June 30, 2023, were 17% of net sales and $3.04 per case, compared to 28% of net sales and $5.00 per case during the same period last year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses were $1,259 during the three months ended June 30, 2023, compared to $2,225 during the same period last year. As a percentage of net sales, selling and marketing costs was 13% during the three months ended June 30, 2023, as compared to 16% during the same period last year. The decrease was primarily driven by lower broker commissions, employee related costs, travel and entertainment expenses and marketing expenditures, partially offset by higher stock compensation expense.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased in the three months ended June 30, 2023, to $1,311 from $1,778, a decrease of $467 over the same period last year. As a percentage of net sales, general and administrative expense was 13% during the three months ended June 30, 2023, as compared to 13% during the same period last year. The decrease was driven by lower stock compensation, employee related costs, consultant fees, and information technology expenditures.

Loss from Operations

The loss from operations was $1,747 for the three months ended June 30, 2023, as compared to a loss of $4,536 in the same period last year driven by decreased gross profit offset by decreases in operating expenses discussed above.

Interest and Other Expense

Interest and other expense for the three months ended June 30, 2023, consisted of $1,387 of interest expense. During the same period last year, interest and other expense consisted of $541 of interest expense.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended June 30, 2023 and 2022 (unaudited; in thousands):

	Three Months Ended June 30
	2023	2022
Net loss	$(3,134)	$(5,077)

Modified EBITDA adjustments:
Depreciation and amortization	66	55
Interest expense	1,387	541
Severance	92	66
Stock option and other noncash compensation	(17)	80
Total EBITDA adjustments	$1,528	$742

Modified EBITDA	$(1,606)	$(4,335)

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Modified EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Modified EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Modified EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Modified EBITDA does not reflect any cash requirements for such replacements.

Results of Operations – Six months ended June 30, 2023, as compared to Six Months Ended June 30, 2022

The following table sets forth key statistics for the six months ended June 30, 2023 and 2022, respectively, in thousands.

	Six Months Ended June 30,		Pct.
	2023	2022	Change
Gross billing (A)	$23,618	$28,791	-18%
Less: Promotional and other allowances (B)	2,456	2,884	-15%
Net sales	$21,162	$25,907	-18%

Cost of goods sold	15,955	19,676	-19%
% of Gross billing	68%	68%
% of Net sales	75%	76%
Gross profit	$5,207	$6,231	-16%
% of Net sales	25%	24%

Expenses
Delivery and handling	$3,806	$6,644	-43%
% of Net sales	18%	26%
Dollar per case ($)	3.26	4.47
Selling and marketing	2,706	4,403	-39%
% of Net sales	13%	17%
General and administrative	3,020	3,899	-23%
% of Net sales	14%	15%
Total operating expenses	9,532	14,946	-36%

Loss from operations	$(4,325)	$(8,715)	-50%

Interest expense and other income (expense)	(3,166)	(1,342)	136%

Net loss	$(7,491)	$(10,057)	-26%

Loss per share – basic and diluted	$(2.59)	$(4.79)	-46%

Weighted average shares outstanding - basic & diluted	2,892,860	2,100,775	38%

(A)	We define gross billing as the total sales for the Company unadjusted for costs related to generating those sales. Management utilizes gross billing as an indicator of and to monitor operating performance of products and salespersons before the effect of any promotional or other allowances, which are determined in accordance with GAAP, and can mask certain performance issues. We believe that the presentation of gross billing provides a useful measure of our operating performance. Additionally, gross billing may not be comparable to similarly titled measures used by other companies, as gross billing have been defined by our internal reporting practices.

(B)	We define promotional and other allowances as costs deducted from gross billing which are associated with generating those sales. Management utilizes promotional and other allowances as an indicator of and to monitor operating performance of products, salespersons, and customer agreements. We believe that the presentation of promotional and other allowances provides a useful measure of our operating performance. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. The expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the disclosure thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following: (i) reimbursements given to the Company’s distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (ii) the Company’s agreed share of fees given to distributors and/or directly to retailers for in-store marketing and promotional activities; (iii) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (iv) incentives given to the Company’s distributors and/or retailers for achieving or exceeding certain predetermined sales goals; and (v) discounted or free products. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year.

Sales, Cost of Sales, and Gross Margins

As part of the Company’s ongoing initiative to simplify and streamline operations the Company has identified core products on which to place its strategic focus. These core products consist of Reed’s and Virgil’s branded beverages. Non-core products consist primarily of Wellness Shots, candy and slower selling discontinued Reed’s and Virgil’s SKUs.

Core beverage volume for the six months ended June 30, 2023, represents 99% of all beverage volume.

Core brand gross billing decreased by 17% to $23,429 compared to $28,259 during the same period last year, driven by Reed’s volume decline of 12% and Virgil’s volume decline of 33%. The result is a decrease in total gross billing of 18%, to $23,618 during the six months ended June 30, 2022, from $28,791 in the same period last year. Price on our core brands increased 5% to $20.15 per case. The decrease was a result of volume declines that have impacted the CSD segment as a result of price increases coupled with the Company’s inability to produce sufficient levels of inventory to meet current demand as a result of tighter credit terms from suppliers.

Discounts as a percentage of gross sales was 10% compared to 10% in the same period last year. As a result, net sales revenue decreased 18% in the six months ended June 30, 2023, to $21,162, compared to $25,907 in the same period last year.

Cost of Goods Sold

Cost of goods sold decreased $3,721 during the six months ended June 30, 2023, as compared to the same period last year. As a percentage of net sales, cost of goods sold for the six months ended June 30, 2022, was 75% as compared to 76% for the same period last year.

The total cost of goods per case increased to $13.66 per case in the six months ended June 30, 2023, from $13.23 per case for the same period last year. The cost of goods sold per case on core brands was $13.55 during the six months ended June 30, 2023, compared to $13.15 for the same period last year.

Gross Margin

Gross margin increased to 25% for the six months ended June 30, 2023, compared to 24% for the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses decreased by $2,838 in the six months ended June 30, 2023, to $3,806 from $6,644 in the same period last year, driven by our efforts to mitigate inflationary costs. Delivery costs in the six months ended June 30, 2023, were 18% of net sales and $3.26 per case, compared to 26% of net sales and $4.47 per case during the same period last year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses were $2,706 during the six months ended June 30, 2023, compared to $4,403 during the same period last year. As a percentage of net sales, selling and marketing were 13% of net sales during the six months ended June 30, 2023, as compared to 17% of net sales during the same period last year. The decrease was driven by lower headcount, broker commissions, marketing expenditures, information technology charges, travel and entertainment expenses partially offset by stock compensation and trade show expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased in the six months ended June 30, 2023, to $3,020 from $3,899, a decrease of $879 over the same period last year. The decrease was driven by lower stock compensation, employee related expenses, information technology charges, consulting fees, downtime charges.

Loss from Operations

The loss from operations was $4,325 for the six months ended June 30, 2023, as compared to a loss of $8,715 in the same period last year driven by decreased gross profit partially offset by decreases in operating expenses discussed above.

Interest and Other Expense

Interest and other income for the six months ended June 30, 2023, consisted of $3,166 of interest expense. During the same period last year, interest and other expense consisted of $1,342 of interest expense.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the six months ended June 30, 2022 and 2021 (unaudited; in thousands):

	Six Months Ended June 30,
	2023	2022
Net loss	$(7,491)	$(10,057)

Modified EBITDA adjustments:
Depreciation and amortization	146	107
Interest expense	3,166	1,342
Severance expense	92	66
Stock option and other noncash compensation	216	371
Total EBITDA adjustments	$3,620	$1,886

Modified EBITDA	$(3,871)	$(8,171)

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

For the six months ended June 30, 2023, we recorded a net loss of $7,491. As of June 30, 2023, we had a cash balance of $447, with $0 of current availability, and $6,158 of additional borrowing capacity, a stockholder’s deficit of $11,463 and negative working capital of $3,585, compared to a cash balance of $533, with $110 of current availability, and $1,633 of additional borrowing capacity, a stockholder’s deficit of $8,470 and negative working capital of $1,563 at December 31, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Title	Herewith	Form	Exhibit	File No.	Date Filed
3(i)	Certificate of Incorporation of Reed’s, Inc., as amended		10-K	3(i)	001-32501	5/15/2023
3(ii)	Amended and Restated Bylaws of Reed’s, Inc.		10-KA	3.8	001-32501	4/08/2020

4.1	Form of Option Note issued May 30, 2023		8-K	4.2	001-32501	5/31/2023
10.1	Securities Purchase Agreement dated May 25, 2023 between Reed’s, Inc. and investors		8-K	10.1	001-32501	6/01/2023
10.2	Shareholders Agreement dated May 25, 2023 by and between Reed’s, Inc. and investors		8-K	10.2	001-32501	6/01/2023
10.3	Registration Rights Agreement dated May 25, 2023 between Reed’s, Inc., and investors		8-K	10.3	001-32501	6/01/2023
10.4	Amended Registration Rights Agreement by Reed’s, Inc. and the holders of 10% secured convertible notes dated May 30, 2023		8-K	10.4	001-32501	6/01/2023
10.5+	Partial Option Exercise and Third Amendment Agreement to 10% Secured Convertible Notes by Reed’s, Inc. and Wilmington Savings Fund Society, FSB dated May 30, 2023		8-K	10.5	001-32501	6/01/2023
10.6	Limited Waiver and Deferral Agreement by Reed’s, Inc. and Wilmington Savings Fund Society, FSB dated May 30, 2023		8-K	10.6	001-32501	6/01/2023
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Label Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Reed’s, Inc. (Registrant)

Date: August 10, 2023	/s/ Norman E. Snyder, Jr.
Norman E. Snyder, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2023	/s/ Joann Tinnelly
Joann Tinnelly
Interim Chief Financial Officer
(Principal Financial Officer)

