Form 10-K
period 2023-12-31
REED'S, INC.
filed 2024-04-01
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2023 was $5,763,279.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There was a total of 4,187,291 shares of Common Stock outstanding as of March 19, 2024.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “position,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. The discussion of risks in this report is by no means all-inclusive but is designed to highlight what we believe are important factors to consider when evaluating our future performance.

ii

PART I

Item 1. Business

Overview

Reed’s, Inc., a Delaware corporation (“Reed’s”, the “Company,” “we,” or “us” throughout this report) owns a leading portfolio of handcrafted, natural beverages that is sold in over 45,000 outlets nationwide. These outlets include the natural and specialty food channel, grocery stores, mass merchants, drug stores, convenience stores, club stores, liquor stores, and on-premises locations including bars and restaurants. Reed’s two core brands are Reed’s, which includes Reed’s Craft Ginger Beer, Reed’s Real Ginger Ale, Reed’s Classic Mules, and Reed’s Hard Ginger Ale, and Virgil’s Handcrafted sodas. Reed’s Craft Ginger Beers are unique due to the proprietary process of using fresh ginger root combined with a Jamaican inspired recipe of natural spices, honey and fruit juices. Reed’s uses this same handcrafted approach in its Reed’s Real Ginger Ale and Virgil’s line of great tasting, bold flavored craft sodas, including its award-winning Virgil’s Root Beer.

Reed’s is the first ginger beer in the US; Virgil’s is an independent natural full line craft soda and is a leader in the craft soda category.

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

Our Move to the OTCQX “Best Market”

Our stock traded on the Nasdaq Capital Market from 2007 to 2013 and again form May 2019 through February 16, 2023. We voluntarily transferred to and from the NYSE American between 2013 and May 2019.

On August 16, 2021, we received a written notice from The Nasdaq Stock Market LLC (“Nasdaq”) that we were no longer in compliance with the bid price rule.  On January 25, 2023, we effectuated a 1-for-50 reverse stock split of our issued and outstanding shares of common stock. On January 27, 2023, we achieved compliance with the bid price rule. However, we fell out of compliance with Nasdaq’s minimum stockholders’ equity rule, and, after evaluating options to achieve compliance, our board of directors determined not to proceed with a dilutive capital raise. On February 14, 2023, we were delisted from the Nasdaq Capital Market. On February 16, 2023, our common stock began quotation on the OTCQX “Best Market”. We are a reporting company currently registered under section 12(g) of the Securities Exchange Act of 1934, as amended.

Industry Overview

Reed’s offers its portfolio of natural hand-crafted beverages in the craft specialty foods industry as natural alternatives to the $41 billion mainstream carbonated soft drinks (“CSD”) market in the United States as measured by IRI Multi Outlet scan data. Reed’s products are sold across the country and internationally in the following major channels: natural food, specialty food, grocery, mass merchant, convenience, club, drug, liquor, and on-premises locations (bars and restaurants).

Carbonated Soft Drink Industry Overview

The retail CSD category grew 9% during 2023 and the ginger ale segment grew 7% and is now a $1.9 billion-dollar market. Ginger ale growth, we believe, is driven primarily by a consumer perception of ginger ale as a healthier alternative to other sodas. Our new line of ginger ales made with real ginger deliver on this perception and are poised to breakout in the segment.

As a result of the COVID-19 pandemic, consumers are shifting consumption to better-for-you products. We believe there is significant growth potential from consumers switching away from mainstream beverages that contain artificial ingredients and preservatives towards great-tasting, natural alternatives.

Consumer Trends Driving Growth for Our Products

The following is a list of consumer trends that are accelerating and support our brands.

●	Natural: Interest in natural products has gone mainstream with annual growth expected to be 11.4% from 2022 through 2030.

●	Clean Label: 31% of all food and beverage launches between 2022 and 2030 contained clean labels.

●	Reduced Sugar: Most consumers – 72% are looking to limit or avoid sugar. The global reduced-sugar-food and beverage market is expected to grow at an annual rate of 9% from 2022 to 2030.

●	Plant Based: 70% of U.S. consumers are consuming plant-based foods and beverages.

●	Craft: Appeal continues to grow of higher-quality, independent, and more authentic brands across many beverage categories.

●	Premiumization: A trend towards embracing quality has accelerated during the pandemic with consumers splurging on premium beverages at retail, including premium mixers. 54% of 18 to 34 year olds are likely to choose a premium drink.

●	Better-for-you Mocktails: More consumers are seeking non-alcoholic alternatives with bold and unique flavors. Annual growth is expected to be 3% from 2024 to 2028.

Our strategies will remain responsive to these macro consumer trends as we concentrate our efforts on developing the Company’s sales and marketing functions.

Our Products

We make our hand-crafted beverages with only premium, natural ingredients. Our products are free of genetically modified organisms (“GMOs”) and artificial preservatives. Over the years, Reed’s has developed several product offerings. In 2019, we streamlined our focus to our core categories of Reed’s Ginger Beverages and Virgil’s Craft Sodas. In April 2020, we launched our new line of Reed’s Real Ginger Ales, in both Full Sugar and Zero Sugar varieties, made with fresh organic ginger. In 2021, we entered the alcohol space with the launch of our RTD Classic Mule that is 7% alcohol by volume (“ABV”) with Zero Sugar and Hard Ginger Ale which is 5% ABV and Zero Sugar

Reed’s Craft Ginger Beer

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

As of the end of 2023, the Reed’s Craft Ginger Beer line included five major varieties with a mix of bottles and cans:

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

Reed’s Premium Ginger Beer – Our Original Ginger Beer sweetened with honey and pineapple juice. (No cane sugar added.)

Reed’s Extra Ginger Beer – Contains 50% more fresh ginger than Reed’s Original recipe for extra spice.

Reed’s Strongest Ginger Beer – Contains 125% more fresh ginger than Reed’s Original for the strongest spice.

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

Reed’s Real Cranberry Ginger Ale – Seasonal product, launch in the fall of 2021 is our Real Ginger Ale with cranberry added. It is a consumer favorite during the holiday season and is available October through December.

Reed’s Harvest Spiced Apple Cider – This seasonal product launched in the fall of 2022 and is a delicious holiday offering available September through December.

Reed’s Ready to Drink

Reed’s Zero Sugar Classic Mule – Launched in 2020 and now sold in 23 states, Reed’s first-ever alcoholic offering is packed with REAL, fresh ginger root and made through a unique handcrafted brewing and fermentation process. It contains 7% ABV, and a light-spice flavor profile with no artificial colors, gluten, GMOs or caffeine. It is the ultimate mule, made with fresh ginger root, to be enjoyed anytime, anywhere.

Reed’s Zero Sugar Stormy Mule – Launched in 2022, the Stormy is the perfect companion to our Classic Mule, the Stormy Mule is the ultimate rum flavored alcohol and ginger beer. It contains 7% ABV, and a light-spice flavor profile with no artificial colors, gluten, GMOs or caffeine. It is the ultimate stormy, made with fresh ginger root, to be enjoyed anytime, anywhere.

Reed’s Zero Sugar Hard Ginger Ale – Launched in late 2002, our line of light refreshing hard ginger ales are available in four flavors: Mango, Cherry Lime, Strawberry Watermelon and Pineapple Coconut. They contain 5% ABV, 100 calories and zero carbohydrates and have no added sugar, artificial colors, gluten, GMOs or caffeine. They are made with fresh ginger root, to be enjoyed anytime, anywhere.

Virgil’s Handcrafted Sodas

Virgil’s is a premium handcrafted soda that uses only natural ingredients to create bold renditions of classic flavors. We don’t use any artificial preservatives, any artificial colors, or any GMO-sourced ingredients, and our Virgil’s line is certified kosher.

The Virgil’s line includes the following products:

Handcrafted Line: Virgil’s first Handcrafted soda was launched in 1994. It began as one man’s passion to create the finest root beer ever produced and has since won numerous awards. Virgil’s difference is using natural ingredients to craft bold, classic soda flavors. Virgil’s Handcrafted line includes Root Beer, Vanilla Cream, Black Cherry, and Orange Cream. Beginning in 2023 Virgil’s Handcrafted soda will be offered in both glass and can formats.

Zero Sugar Line: Virgil’s launched a new line of Zero Sugar, Zero Calorie craft sodas in 2019. Each Zero Sugar soda is sweetened with a proprietary blend of natural sweeteners with no added sugars and is certified Keto. This natural line of Zero Sugar flavors includes Root Beer, Cola, Black Cherry, Vanilla Cream, Orange Cream, and Dr. Better.

Our Primary Markets

We target a smaller segment of the estimated $41 billion mainstream carbonated and non-carbonated soft drink markets in the United States. Our brands are generally considered premium and natural, with upscale packaging. They are loosely defined as the craft specialty bottled carbonated soft drink category.

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

We sell to well-known popular natural food and gourmet retailers, large grocery store chains, mass merchants, club stores, convenience and drug stores, liquor stores, industrial cafeterias (corporate feeders), and to on-premises bars and restaurants nationwide and in some international markets. We also sell our products and promotional merchandise directly to consumers via the Internet through our Amazon storefront which can be accessed through our company web site www.drinkreeds.com. In November 2023 we relaunched this ecommerce platform, which includes a reoccurring subscription model.

Changes to the retail landscape, including increased consolidation of retail ownership, the continued growth of sales through e-commerce websites and mobile commerce applications, including through subscription services and other direct-to-consumer businesses, the integration of physical and digital operations among retailers and the current economic environment continue to increase the importance of major customers.

Some of our representative key customers include:

●	Natural stores: Whole Foods Market, Sprouts, Natural Grocers by Vitamin Cottage, Fresh Thyme, NDG, INFRA, Earthfare.

●	Gourmet & specialty stores: Trader Joe’s, Erewhon, Gelson’s, Harmon’s, Bristol Farms, The Fresh Market, Woodman’s Cost Plus World Market, Cracker Barrel.

●	Grocery and mass chains: Kroger (and all Kroger banners), Albertson’s/Safeway, Publix, Food Lion, Stop & Shop, H.E.B., Wegmans, Walmart, Raley’s, Savemart, Ingles, Harris Teeter, Hannaford, SEG/Winn Dixie, Giant, Spartan Nash, Food Land, Lowes, Smart and Final, Winco, Bashes, Haggen, AFS, Market Basket, Meijer, Cub HvVee.

●	Club stores: Costco

●	Liquor stores: BevMo!, Total Wine & More.

●	Convenience & drug stores: Rite Aid, All Town Fresh Markets.

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

Our product reaches the market in the following ways:

Direct to Natural & Specialty Wholesale Distributors

Our natural and specialty distributor partners operate a distribution network delivering thousands of SKUs of natural and gourmet products to thousands of small, independent, natural retail outlets around the U.S., along with national chain customers, both conventional and natural. This system of distribution allows our brands far reaching access to some of the most remote parts of North America. During the past year we have expanded, and will continue to expand in this distribution network.

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

Wholesale Distribution

We utilize a network of four independent distribution and consolidation centers across the United States to store and distribute our products. Our Wholesale Distributor network handles the wholesale shipments of our products. These distributors have a warehouse and distribution center, and ship Reed’s and Virgil’s products directly to the retailer (or to customers who opt for drop shipping).

International Distribution

We presently export Reed’s and Virgil’s brands throughout international markets via US based exporters. International markets where our brands are present are France, UK, South Africa, portions of the Caribbean, Canada, Spain, Philippines, Mexico, Vietnam, and Australia.

International sales to some areas of the world are cost prohibitive, except for some specialty sales, since our premium sodas were historically packed in glass, which drives substantial freight costs when shipping overseas. Despite these cost challenges, we believe there are good opportunities to expand internationally, and we are increasing our marketing focus on these areas by adding freight friendly packages such as aluminum cans and have secured manufacturing partnerships in local markets whereby we ship concentrate rather than finished goods. We currently have production facilities in the U.K. and will be expanding into the European Union during 2024. We are open to exporting and co-packing internationally and expanding our brands into foreign markets and believe that our new partnership with D and D Holdings will advance our ability to successfully penetrate the continent of Asia. We believe this area is a natural fit for Reed’s ginger products because of the popularity and importance of ginger in international markets, where ginger is a significant part of the local diet and nutrition.

We believe the strength of our brands, innovation, and marketing, coupled with the quality of our products and flexibility of our distribution network, allows us to compete effectively.

Distribution Agreements

Our agreements with some of our distributors commit us to “termination fees” if we terminate our agreements early or without cause. These agreements provide for our distributor partners to have the right to distribute our products to a defined type of retailer within a defined geographic region. As is customary in the beverage industry, if we should terminate the agreement or not automatically renew the agreement, we would be obligated to make certain payments to our distributor partners.

Some of our outside distributors are not bound by written agreements with us and may discontinue their relationship with us on short notice. Most distributors handle a number of competitive products. In addition, our products are sometimes a small part of our distributors’ businesses.

We continually monitor our distribution agreements with our partners across North America to ensure that they are optimal.

Manufacturing Our Products

All of Reed’s products are produced by our co-pack partners. They brew, blend, bottle, and package our products and charge us a fee, generally by the case, for the products produced. We have a long-standing relationship with two co-packers in Pennsylvania and one in California, one in Washington state and one in New York state. We are actively expanding co-packing capacity and building finished goods inventory. During 2023, we entered into co-packing agreements with a new facility in the Southeast United States and a co-packer in North Carolina, Battle Co-Packaging. Our agreement with Battle Co-Packaging serves to expand our production for both bottles and cans and will allows us to better serve our Southeast and south-central customers and grow our sales in the region. We are also in discussions and negotiations with additional co-packers to secure added capability for future production needs.

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

For most of our products there are limited co-packing facilities in our markets with adequate capacity and/or suitable equipment to package our products. Further, our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, including in new markets. If we materially underestimate demand for our products, and/or are unable to secure sufficient ingredients or raw materials, and/or procure adequate packing arrangements and/or obtain adequate or timely shipment of our products, we are not be able to satisfy demand on a short-term basis. We have experienced disruptions and delays in production that have impacted our operations and revenues and there can be no assurances that we will not encounter such disruptions in the future.

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

Healthier alternatives will be the future for carbonated soft drinks. We are in the process of formulating new products that leverage fresh organic ginger to create a portfolio of beverages targeting the “better-for-you” lifestyle category. We look forward to unveiling these products in the back half of the year with a soft launch during Q4.

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

Competition

Nonalcoholic Beverages

Success in this competitive environment is dependent on effective promotion of existing products, effective introduction of new products and reformulations of existing products, increased efficiency in production techniques, effective incorporation of technology and digital tools across all areas of our business, the effectiveness of our advertising campaigns, marketing programs, product packaging and pricing, new vending and dispensing equipment and brand and trademark development and protection. We believe that the strength of our brands, innovation and marketing, coupled with the quality of our products and flexibility of our distribution network, allows us to compete effectively.

The nonalcoholic beverage segment of the commercial beverage industry is highly competitive, consisting of numerous companies ranging from small or emerging to very large and well established. Our nonalcoholic products compete on the basis of brand recognition and loyalty, taste, price, value, quality, innovation, distribution, shelf space, advertising, marketing and promotional activity (including digital), packaging, convenience, service and the ability to anticipate and effectively respond to consumer preferences and trends, including increased consumer focus on health and wellness and sustainability and the continued acceleration of e-commerce and other methods of distributing and purchasing products. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers. Many of these brands have enjoyed broad, well-established national recognition for years, through well-funded advertising and other branding campaigns. Competitors in the ginger beer category include Goslings, Barrett’s, Fever Tree, Bundaberg, Cock ‘n Bull and Q; in the craft soda category we compete with brands such as Stewart’s, IBC, Zevia, Henry Weinhard’s, Boylan, Sprechers, and Jones Soda; In the Ginger Ale category we compete with Canada Dry, Schweppes, Seagram’s, Vernor’s, and Zevia.

We also compete for distributors who will concentrate on marketing our products over those of our competitors, provide stable and reliable distribution, and secure adequate shelf space in retail outlets.

Our products have a relatively high price, we have minimal mass media advertising to date, and a small but growing presence in the mainstream market compared to many of our competitors, Our success in this competitive market is dependent on our natural innovative beverage recipes, brand innovation, packaging, commitment to the highest quality standards, use of premium ingredients, and our proprietary ginger processing formula.

Candy

Reed’s Crystallized Ginger and Reed’s Ginger Chews restaged their product line up in 2020. The category is small and there is not a significant number of entrants. Key competitors are Chimes and Gin Gins. During 2023, the Company licensed its candy business to Rootstock Trading, a company founded and owned by our former Chief Sales Officer, Neal Cohane. As part of this agreement, Rootstock agreed to pay a royalty on a percentage of its net sales of licensed products. The royalty fees are 0% for 2023, 2% for 2024, 4% for 2025, and 5% thereafter.

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

Many outside factors such as industry wide shortages, crop yield, weather, agricultural legislation, and the geopolitical climate impact supply and price; however, we do source certain ingredients from different regions and suppliers to mitigate some of this risk.

Glass Bottles and Aluminum Cans

A significant component of our product cost is the purchase of glass bottles and aluminum cans. We are generally responsible for arranging for the purchase and delivery to our third-party co-packers of the containers in which our beverage products are packaged. We source glass bottles directly from manufacturers or indirectly through brokers or co-packers, based on their cost and availability regionally. During 2022 we entered into a three year agreement with a packaging broker to supply us with sleek and standard 12-ounce cans though the year 2025. These suppliers provide expertise in emerging package and material innovation that can be leveraged to further expand marketing and package offerings.

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

Seasonality

Sales of our nonalcoholic beverages are somewhat seasonal with higher-than-average volume in the warmer months. The volume of sales in the beverage business is affected by weather conditions from time to time.

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

We own trademarks in the United States that we consider material to our business. Trademarks in the United States are valid as long as they are in use and/or their registrations are properly maintained. Pursuant to our manufacturing and bottling agreements, we authorize our co-packers to use applicable Reed’s trademarks in connection with their manufacture, sale and distribution of our products. We have registered and intend to obtain additional trademarks in international markets as may become necessary.

We use confidentiality and non-disclosure agreements with employees, manufacturers and distributors to protect our proprietary rights.

Regulation

We are required to comply, and it is our policy to comply with all applicable laws in all jurisdictions in which we do business.

U.S. laws and regulations that apply to our business and the production, distribution and sale of our products include, but are not limited to: the Federal Food, Drug and Cosmetic Act and various state laws governing food safety and food labeling; the Food Safety Modernization Act; the Occupational Safety and Health Act and various state laws and regulations governing workplace health and safety; various federal, state and local environmental protection laws, as discussed below; the Federal Motor Carrier Safety Act; the Federal Trade Commission Act; the Lanham Act and various state law statutory and common law duties regarding false advertising; various federal and state laws and regulations governing our employment practices, including those related to equal employment opportunity, such as the Equal Employment Opportunity Act and the National Labor Relations Act and those related to overtime compensation, such as the Fair Labor Standards Act; various state and federal laws pertaining to sale and distribution of alcohol beverages; data privacy and personal data protection laws and regulations, including the California Consumer Privacy Act of 2018 (as modified by the California Privacy Rights Act); customs and foreign trade laws and regulations, including laws regarding the import or export of our products or ingredients used in our products and tariffs; laws regulating the sale of certain of our products in schools; and laws regulating the ingredients or substances contained in, or attributes of, our products. We are subject to various state and local statutes and regulations, including state consumer protection laws such as Proposition 65 in California, which requires that a specific warning appear on any product that contains a substance listed by the State of California as having been found to cause cancer or birth defects, unless the amount of such substance in the product is below a safe harbor level.

Certain jurisdictions have either imposed, or are considering imposing, new or increased taxes on the manufacture, distribution or sale of, ingredients or substances contained in, or attributes of, our products or commodities used in the production of our products. These taxes vary in scope and form: some apply to all beverages, including non-caloric beverages, while others apply only to beverages with a caloric sweetener (e.g., sugar). Similarly, some measures apply a single tax rate per ounce/liter on beverages containing over a certain level of added sugar (or other sweetener) while others apply a graduated tax rate depending upon the amount of added sugar (or other sweetener) in the beverage,

Certain jurisdictions have either imposed or are considering imposing regulations designed to increase recycling rates, encourage waste reduction, restrict the sale of products utilizing certain packaging or to carry warnings about the environmental impact of plastic packaging. It is possible that similar or more restrictive requirements may be proposed or enacted in the future.

Certain jurisdictions have either imposed, or are considering imposing, new or increased taxes on the manufacture, distribution or sale of our products, ingredients or substances contained in, or attributes of, our products or commodities used in the production of our products. These taxes vary in scope and form: some apply to all beverages, , while others apply only to beverages with a caloric sweetener (e.g., sugar). Similarly, some measures apply a single tax rate per ounce/liter on beverages containing over a certain level of added sugar (or other sweetener) while others apply a graduated tax rate depending upon the amount of added sugar (or other sweetener) in the beverage and some apply a flat tax rate on beverages containing a particular substance or ingredient, regardless of the level of such substance or ingredient.

Co-packers of our beverage products presently offer and use non-refillable, recyclable containers in the United States. Some of these co-packers also offer and use refillable containers, which are also recyclable. Legal requirements apply in various jurisdictions in the United States and overseas requiring deposits or certain taxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other types of beverage container-related deposit, recycling, tax and/or product stewardship statutes and regulations also apply in various jurisdictions in the United States and overseas. We anticipate additional, similar legal requirements may be proposed or enacted in the future at local, state and federal levels, both in the United States and elsewhere.

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

In addition to the discussion in this section, see also “Item 1A. Risk Factors.”

Employees

As of December 31, 2023, we had 21 full-time equivalent employees on our corporate staff. We employ additional people on a part-time basis as needed. We have never participated in a collective bargaining agreement. We believe relations with our employees are good.

Available Information

The Company maintains a website at the following address: www.drinkreeds.com. The information on the Company’s website is not incorporated by reference in this report.

Item 1A. Risk Factors

The following risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of our publicly traded securities. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but that may become material in the future.

Risks Related to Our Debt Service Obligations

Our ability to service our indebtedness will depend on our ability to generate cash in the future.

At December 31, 2023, our outstanding obligation our 10% Secured Convertible Notes (“Notes”) was approximately $18.1 million and the balance on our ABL line of credit was approximately $9.9 million. Our business may not generate sufficient cash to fund our working capital requirements, capital expenditure, debt service and other liquidity needs, which could result in our inability to comply with financial and other covenants contained in our debt agreements, our being unable to repay or pay interest and penalties on our indebtedness, and our inability to fund our other liquidity needs. If we are unable to service our debt obligations, fund our other liquidity needs and maintain compliance with our financial and other covenants, we could be forced to curtail our operations, our creditors could accelerate our indebtedness and exercise other remedies and we could be required to pursue one or more alternative strategies, such as selling assets or refinancing or restructuring our indebtedness. However, such alternatives may not be feasible or adequate.

Holders of our 10% Secured Convertible Notes (“Notes”) have been amenable to making accommodations under the Notes by waiving conditions and financial covenants in exchange for certain negotiated penalties in lieu of declaring default. If do not meet our obligations under the Notes and are unable to negotiate accommodations in the future, the Note holders may declare a default, which would likely force us into bankruptcy.

At December 31, 2023, our outstanding obligation under the Notes was approximately $18.1 million. The Notes are secured by substantially all of the company’s assets. We have negotiated an extension under the Notes, subject to meeting certain conditions and executing documentation. As such the maturity date will be in April 2024. The indebtedness under the Notes limits our growth, and management of the debt requires a significant amount of time and effort of our executive officers. While we have been successful negotiating waivers and amendments under the Notes, we may not be able to continue to do so in the future. We have further been exploring our options to refinance these Notes. If we are unable to service or repay these obligations at maturity and we are otherwise unable to extend the maturity dates or refinance these obligations, we may default. A default would trigger acceleration under the Notes, and it is unlikely that we would have sufficient funds to make these payments. Upon a default, the holders have the right to exercise their remedies to collect, including foreclosing on our assets. Accordingly, we would likely be forced to seek bankruptcy protection in the event of default.

Business and Operational Risks

Failure to realize benefits from our productivity initiatives can adversely affect our financial performance.

Our future growth depends, in part, on our ability to continue to reduce costs and improve efficiencies. We continue to identify and implement initiatives that we believe will position our business for long-term sustainable growth by allowing us to achieve a lower cost structure, improve decision-making and operate more efficiently. If we are unable to successfully implement our productivity initiatives as planned or do not achieve expected savings as a result of these initiatives, we may not realize all or any of the anticipated benefits, resulting in adverse effects on our financial performance.

Demand for our products can fluctuate significantly and our management’s estimates of future product demand may be inaccurate, particularly with new product. Further, we may are subject to a variety of other factors that impact timely production and shipment of our products. Our business and results of operations are impacted by product shortages as well as product surplus.

Management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. At December 31, 2023, and 2022, inventory has been reduced by cumulative write-downs for inventory aggregating $1,848 and $479, respectively.

When we underestimate demand for our products, are unable to secure sufficient ingredients or raw materials or procure adequate packing arrangements to obtain adequate or timely shipment of our products, we are not be able to satisfy demand on a short-term basis.

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

Further, all of our products are produced by our co-pack partners. For most of our products there are limited co-packing facilities in our markets with adequate capacity and/or suitable equipment to package our products. If a co-packer terminates its relationship with us, we are have in the past, and will likely in the future, experience a delay finding a suitable replacement, which will negatively impact or business and financial results.

Our reliance on distributors, retailers and brokers could affect our ability to efficiently and profitably distribute and market our products, maintain our existing markets and expand our business into other geographic markets.

Our ability to maintain and expand our existing markets for our products, and to establish markets in new geographic distribution areas, is dependent on our ability to establish and maintain successful relationships with reliable distributors, retailers and brokers strategically positioned to serve those areas. Most of our distributors, retailers and brokers sell and distribute competing products and our products may represent a small portion of their businesses. The success of this network will depend on the performance of the distributors, retailers and brokers of this network. Our ability to incentivize and motivate distributors to manage and sell our products is affected by competition from other beverage companies who have greater resources than we do. To the extent that our distributors, retailers and brokers are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, our sales and results of operations could be adversely affected. Furthermore, such third parties’ financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sales activities. Our ability to maintain and expand our distribution network and attract additional distributors, retailers and brokers will depend on a number of factors, some of which are outside our control. Some of these factors include: (i) the level of demand for our brands and products in a particular distribution area; (ii) our ability to price our products at levels competitive with those of competing products; and (iii) our ability to deliver products in the quantity and at the time ordered by distributors, retailers and brokers. We may not be able to successfully manage all or any of these factors in any of our current or prospective geographic areas of distribution. Our inability to achieve success with regards to any of these factors in a geographic distribution area will have a material adverse effect on our relationships in that particular geographic area, thus limiting our ability to maintain or expand our market, which will likely adversely affect our revenues and financial results.

Supply chain challenges have impacted our ability to benefit from strong demand for, and increased sales of our products and adversely impacted our business. Disruption of our production or supply chain, including continued increased commodity, packaging, transportation, labor and other input costs, can adversely affect our business.

The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins. The raw materials and other supplies, including agricultural commodities, fuel and packaging materials, transportation, labor and other supply chain inputs that are required for the manufacturing, production and distribution of our products are subject to price volatility and fluctuations in availability caused by many factors, including changes in supply and demand, supplier capacity constraints, inflation, weather conditions (including potential effects of climate change), fire, natural disasters, disease or pests, agricultural uncertainty, health epidemics or pandemics or other contagious outbreaks (including COVID-19), labor shortages or changes in availability of our or our business partners’ workforce (including the lack of availability of truck drivers as a result of COVID-19), strikes or work stoppages (including by railway workers or other third parties involved in the manufacture, production and distribution of our products), governmental incentives and controls (including import/export restrictions, such as new or increased tariffs, sanctions, quotas or trade barriers), port congestions or delays, transport capacity constraints, cybersecurity incidents or other disruptions, loss or impairment of key manufacturing sites, political uncertainties, geopolitical events, wars and other military conflicts, acts of terrorism, governmental instability or currency exchange rates. Many of our raw materials and supplies are purchased in the open market and the prices we pay for such items are subject to fluctuation. Although we have experienced decreases in freight costs over the last three quarters, we believe there remains a volatile environment, and we continue to monitor pricing and availability in transportation. When input prices increase unexpectedly or significantly, we may be unwilling or unable to increase our product prices or unable to effectively hedge against price increases to offset these increased costs without suffering reduced volume, revenue, margins and operating results The disruption we experiences caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins. We could continue to experience disruption in our manufacturing operations and supply chain.

Reduction in future demand for our products would adversely affect our business.

Demand for our products depends in part on our ability to innovate and anticipate and effectively respond to shifts in consumer trends and preferences, including the types of products our consumers want and how they browse for, purchase and consume them. Consumer preferences continuously evolve due to a variety of factors, including: changes in consumer demographics, consumption patterns, diet (whether due to changes in consumer behavior and eating habits, the use of weight-loss drugs or other factors) and channel preferences (including continued increases in the e-commerce and online-to-offline channels); pricing; product quality; concerns or perceptions regarding packaging and its environmental impact (such as single-use and other plastic packaging); and concerns or perceptions regarding the nutrition profile and health effects of, or location of origin of, ingredients or substances in our products or packaging, including due to the results of third-party studies (whether or not scientifically valid). Concerns with any of the foregoing could lead consumers to reduce or publicly boycott the purchase or consumption of our products. Pandemics, epidemics or other disease outbreaks, such as COVID-19, and geopolitical events, wars and other military conflicts have also impacted and could continue to impact consumer preferences and demand for our products. Consumer preferences are also influenced by perception of our brand image or the brand images of our products, the success of our advertising and marketing campaigns, our ability to engage with our consumers in the manner they prefer, including through the use of digital media or assets, and the perception of our use of social media and our response to political and social issues, geopolitical events, wars and other military conflicts or catastrophic events. These and other factors have reduced and could continue to reduce consumers’ willingness to purchase certain of our products, including as a result of public boycotts. Any inability on our part to anticipate or react to changes in consumer preferences and trends, or make the right strategic investments to do so, including investments in data analytics to understand consumer trends, can lead to reduced demand for our products, lead to inventory write-offs or erode our competitive and financial position, thereby adversely affecting our business. In addition, our business operations, including our supply chain, are subject to disruption by geopolitical events, wars and other military conflicts, natural disasters, pandemics, epidemics or other events beyond our control that could negatively impact product availability and decrease demand for our products.

Damage to our reputation or brand image can adversely affect our business.

Maintaining a positive reputation is critical to selling our products. Our reputation or brand image could be adversely impacted by a variety of factors, including: particular ingredients in our products, including concerns regarding whether certain of our products contribute to obesity and other health conditions; any product quality or safety issues, including the recall of any of our products; any failure to comply with laws and regulations; marketing programs, use of social media; or any failure to effectively respond to negative or inaccurate comments about us on social media or otherwise regarding any of the foregoing. Damage to our reputation or brand image could decrease demand for our products, thereby adversely affecting our business.

Product recalls or other issues or concerns with respect to product quality and safety can adversely affect our business.

We have recalled, and could in the future recall, products due to product quality or safety issues, such as mislabeling, spoilage or malfunction. Product quality or safety issues could reduce consumer confidence and demand for our products, cause production and delivery disruptions, and result in increased costs (including payment of fines, judgments and legal fees, and costs associated with alternative sources of production) and damage our reputation, all of which can adversely affect our business. Any perception or allegation (whether or not valid) of failure to maintain adequate oversight over product quality or safety can result in product recalls, litigation, government investigations or inquiries or civil, all of which may result in fines, penalties and damages. In addition, while we currently maintain insurance coverage that, subject to its terms and conditions, is intended to address costs associated with certain aspects of product recalls, this insurance coverage may not, depending on the specific facts and circumstances surrounding an incident, cover all losses or all types of claims that arise from an incident, or the damage to our reputation or brands that may result from an incident.

Any inability to compete effectively can adversely affect our business.

Our products compete against products of international beverage companies as well as regional, local and private label and economy brand manufacturers and other competitors, including smaller companies developing and selling micro brands directly to consumers through e-commerce platforms or through retailers focused on locally sourced products. Our products compete primarily on the basis of brand recognition and loyalty, taste, quality, innovation, distribution, shelf space, advertising, and promotional activity, packaging, convenience, and the ability to anticipate and effectively respond to consumer preferences and trends. Our business can be adversely affected if we are unable to effectively promote or develop our existing products or introduce and effectively market new products, if we are unable to improve operating efficiencies, if we are unable to effectively respond to supply disruptions, pricing pressure (including as a result of commodity inflation) or otherwise compete effectively, and we may be unable to grow or maintain sales or category share or we may need to increase capital, marketing or other expenditures. It is possible that our competitors may either respond to industry conditions or consumer trends more rapidly or effectively or resort to price competition to sustain market share, which could adversely affect our sales and profitability.

Failure to attract, develop and maintain a highly skilled and diverse workforce or effectively manage changes in our workforce can have an adverse effect on our business.

Our business requires that we attract, develop and maintain a highly skilled and diverse workforce. Our employees are highly sought after by our competitors and other companies and our continued ability to compete effectively depends on our ability to attract, retain, develop and motivate highly skilled personnel for all areas of our organization. Our ability to do so has been and may continue to be impacted by challenges in the labor market, which has experienced and may continue to experience wage inflation, labor shortages, increased employee turnover, changes in availability of our workforce and changing worker expectations regarding flexible work models. Any unplanned turnover or failure to attract, develop and maintain a highly skilled and diverse workforce, can erode our competitive advantage or result in increased costs due to increased competition for employees or increased employee benefit costs.

Changes in the retail landscape or in sales to any key customer can adversely affect our business.

The retail industry is impacted by the actions and increasing power of retailers, including as a result of increased consolidation of ownership resulting in large retailers or buying groups with increased purchasing power, particularly in North America, Europe and Latin America. In this changing retail landscape, retailers and buying groups have impacted and may continue to impact our ability to compete in these jurisdictions by demanding lower prices or increased promotional programs. During the year ended December 31, 2023, we had two customers that accounted for approximately 24% and 15% of its sales, respectively; and during the year ended December 31, 2022, we had two customers that accounted for approximately 17% and 16% of its sales, respectively. These two customers serve hundreds if not thousands of various retail chains and end customers. No other customer exceeded 10% of sales for either period. Our inability to resolve a significant dispute with either of these customers, a change in the business condition (financial or otherwise) of either of these customers, even if unrelated to us, a significant reduction in sales to either of them, or the loss of either of them could adversely affect our business.

Changes in economic conditions can adversely impact our business.

Many of the jurisdictions in which our products are sold have experienced and could continue to experience uncertain or unfavorable economic conditions, such as high inflation and adverse changes in interest rates, tax laws or tax rates, including as a result of geopolitical events. These uncertain or unfavorable economic conditions have resulted in and could continue to result in recessions or economic slowdowns; volatile commodity markets; labor shortages; highly inflationary economies; and stimulus measures,. In addition, we cannot predict how current or future economic conditions will affect our business partners, including financial institutions with whom we do business, and any negative impact on any of the foregoing may also have an adverse impact on our business.

Future cyber incidents and other disruptions to our information systems can adversely affect our business.

We outsource cybersecurity to a third party provider.

Cyberattacks and other cyber incidents are occurring more frequently, the techniques used to gain access to information technology systems and data, disable or degrade service or sabotage systems are constantly evolving and becoming more sophisticated in nature and are being carried out by groups and individuals with a wide range of expertise and motives. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may increase our cybersecurity risks, including generative artificial intelligence augmenting threat actors’ technological sophistication to enhance existing or create new malware. We have not experienced a cyber security breach,; however, a breach could have a material adverse effect on us in the future.

Our Chairman and Vice Chairman are significant stockholders and may greatly influence the outcome of all matters on which stockholders vote.

After the conversion of the SAFE investment, Shufen Deng, our Vice Chairman, will beneficially own approximately 47% of our common stock and John J. Bello, our Chairman, will beneficially own approximately 9% of our common stock. They will exert significant influence on the outcome of stockholder votes. Furthermore, and the Union Square Entities, a related party, will own approximately 25% of our stock after conversion of the SAFE investment and will also have great influence on the outcome of a stockholder vote. (Beneficial ownership is calculated pursuant to Section 13d-3 of the Securities Exchange Act of 1934, as amended, and includes shares underlying derivative securities which may be exercised or converted within 60 days.)

Our largest stockholder’s preemptive right could dissuade a strategic investor from making an investment in the Company.

Our largest stockholder, D&D Source of Life Holding, Ltd. (“D&D”) holds a preemptive right to purchase its pro-rata share, based on the ratio of shares of the Company’s common it owns to all the outstanding share of the Company’s common stock, of any investment in the equity securities or equity- linked securities of the Company, D&D, an entity owned by our Vice Chairman, will beneficially own approximately 47% of our common stock after conversion of the SAFE investment. As such, D&D’s exercise of its right could serve to dissuade a new strategic investor from proposing an investment in the Company or significantly decrease the size of the new investor’s investment.

Legal, Tax and Regulatory Risks

Taxes aimed at our products can adversely affect our business or financial performance.

Certain jurisdictions in which our products are sold have either imposed, or are considering imposing, new or increased taxes on the manufacture, distribution or sale of certain of our products, as a result of ingredients contained in our products. These taxes vary in scope and form: some apply to all beverages, including non-caloric beverages, while others apply only to beverages with a caloric sweetener (e.g., sugar). Similarly, some measures apply a single tax rate per ounce/liter on beverages containing over a certain amount of added sugar (or other sweetener), some apply a graduated tax rate depending upon the amount of added sugar (or other sweetener) in the beverage and others apply a flat tax rate on beverages containing any amount of added sugar (or other sweetener). These tax measures, whatever their scope or form, have in the past and could continue to increase the cost of certain of our products, reduce overall consumption of our products or lead to negative publicity, resulting in an adverse effect on our business and financial performance.

Limitations on the marketing or sale of our products can adversely affect our business and financial performance.

Certain jurisdictions in which our products are sold or may be sold have either imposed, or are considering imposing, limitations on the marketing or sale of our products as a result of ingredients or substances in our products or product packaging. These limitations require that we highlight perceived concerns about a product or product packaging, warn consumers to avoid consumption of certain ingredients or substances present in our products, restrict the age of consumers to whom products are marketed or sold, limit the location in which our products may be available or discontinue the use of certain ingredients or packaging. Certain jurisdictions have imposed or are considering imposing color-coded labeling requirements where colors such as red, yellow and green are used to indicate various levels of a particular ingredient, such as sugar, sodium or saturated fat, in products. The imposition or proposed imposition of additional limitations on the marketing or sale of our products has in the past reduced and could continue to reduce overall consumption of our products, lead to negative publicity or leave consumers with the perception that our products do not meet their health and wellness needs, resulting in an adverse effect on our business and financial performance.

Laws and regulations related to the use or disposal of plastics or other packaging materials can adversely affect our business and financial performance.

We rely on diverse packaging solutions to safely deliver products to our customers and consumers. Certain of our products are sold in packaging designed to be recyclable, commercially compostable, biodegradable or reusable. However, not all packaging is recovered, whether due to lack of infrastructure, improper disposal or otherwise, and certain of our packaging is not currently recyclable, commercially compostable, biodegradable or reusable. Packaging waste not properly disposed of that displays one or more of our brands has in the past resulted in and could continue to result in negative publicity, litigation, government investigations or other action or reduced consumer demand for our products, adversely affecting our financial performance. Many jurisdictions in which our products are sold have imposed or are considering imposing laws, regulations or policies intended to encourage the use of sustainable packaging, waste reduction, increased recycling rates or decreased use of single-use plastics or to restrict the sale of products utilizing certain packaging. These laws, regulations and policies vary in form and scope and include extended producer responsibility policies, plastic or packaging taxes, minimum recycled content requirements, restrictions on certain products and materials, restrictions or bans on the use of certain types of packaging, including single-use plastics and packaging containing PFAS, restrictions on labeling related to recyclability, requirements to charge deposit fees and requirements to scale reusable or refillable packaging. For example, the European Union and certain states in the United States, among other jurisdictions, have imposed a minimum recycled content requirement for beverage bottle packaging and similar legislation is under consideration in other jurisdictions. These laws and regulations have in the past increased and could continue to increase the cost of our products, impact demand for our products, result in negative publicity and require us and our business partners, including our independent co-packers, to increase capital expenditures to invest in reducing the amount of virgin plastic or other materials used in our packaging, to develop alternative packaging or to revise product labeling, all of which can adversely affect our business and financial performance.

Failure to comply with personal data protection and privacy laws can adversely affect our business.

We are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding personal data protection and privacy laws. These laws and regulations may be interpreted and applied differently from country to country or, within the United States, from state to state, and can create inconsistent or conflicting requirements. For example. the California Consumer Privacy Act, which was significantly modified by the California Privacy Rights Act, as well as comprehensive privacy legislation in Virginia, Colorado, Utah and Connecticut that became effective in 2023, as well as the European Union’s General Data Protection Regulation (GDPR), the U.K. General Data Protection Regulation (which implements the GDPR into U.K. law) and China’s Personal Information Protection Act, impose significant costs and challenges that are likely to continue to increase over time, particularly as additional jurisdictions continue to adopt similar regulations. Failure to comply with these laws and regulations or to otherwise protect personal data from unauthorized access, use or other processing, have in the past and could in the future result in litigation, claims, legal or regulatory proceedings, inquiries or investigations, damage to our reputation, fines or penalties, all of which can adversely affect our business.

Our manufacturing process is not patented.

None of the manufacturing processes used in producing our products are subject to a patent or similar intellectual property protection. Our only protection against a third party using our recipes and processes is confidentiality agreements with the companies that produce our beverages and with our employees who have knowledge of such processes. If our competitors develop substantially equivalent proprietary information or otherwise obtain access to our knowledge, we will have greater difficulty in competing with them for business, and our market share could decline

If we are unable to adequately protect our intellectual property rights, or if we are found to infringe on the intellectual property rights of others, our business can be adversely affected.

We possess intellectual property rights that are important to our business, including ingredient formulas, trademarks, copyrights, business processes and other trade secrets. The laws of various jurisdictions in which we operate have differing levels of protection of intellectual property. Our competitive position and the value of our products and brands can be reduced and our business adversely affected if we fail to obtain or adequately protect our intellectual property, including our ingredient formulas, or if there is a change in law that limits or removes the current legal protections afforded our intellectual property. Also, in the course of developing new products or improving the quality of existing products, we could in the future infringe or be alleged to infringe, on the intellectual property rights of others. Such infringement or allegations of infringement could result in expensive litigation and damages, damage to our reputation, disruption to our operations, injunctions against development, manufacturing, use and/or sale of certain products, inventory write-offs or other limitations on our ability to introduce new products or improve the quality of existing products, resulting in an adverse effect on our business.

Failure to comply with laws and regulations applicable to our business can adversely affect our business.

The conduct of our business is subject to numerous laws and regulations relating to the production, storage, distribution, sale, display, advertising, marketing, labeling, content (including whether a product contains genetically engineered ingredients), quality, safety, transportation, supply chain, traceability, sourcing (including pesticide use), packaging, disposal, recycling and use of our products or raw materials, employment and occupational health and safety, environmental, social and governance matters and reporting (including climate change), machine learning and artificial intelligence and data privacy and protection. The imposition of new laws, changes in laws or regulatory requirements or changing interpretations thereof, changes in the enforcement priorities of regulators, and differing or competing regulations and standards across the markets where our products or raw materials are made, manufactured, distributed or sold, have in the past and could continue to result in higher compliance costs, capital expenditures and higher production costs, resulting in adverse effects on our business. For example, increasing governmental and societal attention to environmental, social and governance matters has resulted and could continue to result in new laws or regulatory requirements, including expanded disclosure requirements that are expected to continue to expand the nature, scope and complexity of matters on which we are required to report. In addition, the entry into new markets or categories has resulted in and could continue to result in our business being subject to additional regulations resulting in higher compliance costs. If one jurisdiction imposes or proposes to impose new laws or regulations that impact the manufacture, distribution or sale of our products, other jurisdictions may follow. Failure to comply with such laws or regulations (or allegations thereof) can subject us to criminal or civil investigations or enforcement actions, including voluntary and involuntary document requests, fines, injunctions, product recalls, penalties, disgorgement of profits or activity restrictions, all of which can adversely affect our business.

Potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries or investigations inherent in our business can have an adverse impact on our business.

We have been party to a variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations, including but not limited to disputes with our contractors, matters related to our ingredients, personal injury and employment, matters. These matters are uncertain and there is no guarantee that we will be successful in defending ourselves or that our assessment of the materiality of these matters and the likely outcome or potential losses and established reserves will be consistent with the ultimate outcome of such matters. Responding to these matters, even those that are ultimately non-meritorious, requires us to incur significant expense and devote significant resources, and may generate adverse publicity that damages our reputation or brand image. Any of the foregoing can adversely affect our business.

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

Environmental Risk Factors

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

Water is a main ingredient in substantially all of our products, is vital to the production of the agricultural ingredients on which our business relies and is needed in our manufacturing process. Lack of available water of acceptable quality, actions by governmental and non-governmental organizations, investors, customers and consumers on water scarcity and increasing pressure to conserve and replenish water in areas of scarcity and stress, including due to the effects of climate change, can lead to: supply chain disruption; adverse effects on our operations or the operations of our business partners; higher compliance costs; increased capital expenditures; higher production costs, including less favorable pricing for water; perception of our failure to act responsibly with respect to water use or to effectively respond to legal or regulatory requirements concerning water scarcity; or damage to our reputation, any of which can adversely affect our business.

Climate change and legal or regulatory responses thereto may have a long-term adverse impact on our business and results of operations.

There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of key agricultural commodities, which are important sources of ingredients for our products, and could impact the food security of communities around the world. Climate change may also exacerbate water scarcity and cause a further deterioration of water quality in affected regions, which could limit water availability for our independent cop-packers. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. Increasing concern over climate change also may result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. Increased energy or compliance costs and expenses due to increased legal or regulatory requirements may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our beverage products. There is an increased focus in many jurisdictions in which our products are manufactured, distributed or sold regarding environmental policies relating to climate change, biodiversity loss, regulating greenhouse gas emissions and energy policies and sustainability. This increased focus may result in new or increased legal and regulatory requirements, such as potential carbon pricing programs or revised product labeling requirements or other regulatory measures, which could, result in significant increased costs. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management

We work with a third-party vendor, which has extensive cybersecurity expertise to help protect and defend against cybersecurity threats. This vendor has advised us on material cybersecurity-related risks and is helping us establish controls designed to protect, detect, respond to, and recover from cybersecurity incidents. These controls include firewall protection, antivirus software protection, two-factor authentication enforced on all endpoints including Windows PCs and laptops, and intrusion prevention software designed to automatically block any unauthorized access attempts on our servers. Our cybersecurity controls are embedded within our overall risk management processes and technology, including a 24/7 threat monitoring system provided by the vendor.

Governance

The audit committee of our board of directors is responsible for oversight of the Company’s cybersecurity and other information technology risks, controls and procedures, including the Company’s plans to mitigate cybersecurity risks and to respond to data breaches. The board receives and provides feedback on regular updates from management, including from the Company’s Chief Financial Officer, regarding the status of projects to strengthen internal cybersecurity, results from third-party assessments, and also discusses recent incidents at other companies and the emerging threat landscape. Our Chief Financial Officer is informed about and monitors the prevention, and detection of cybersecurity incidents, with the support of our third-party cybersecurity vendor.

As of the date of this Report, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, the sophistication of cyber threats continues to increase, and the preventative actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. Accordingly, no matter how well our controls are designed or implemented, we will not be able to anticipate all security breaches, and we may not be able to implement effective preventive measures against such security breaches in a timely manner.

Item 2. Property

The Company leases 8,620 square feet of office space in Norwalk, Connecticut, which serves as our principal executive offices. The lease commenced September 1, 2018, and continues in effect for a period of 5.5 years.

Item 3. Legal Proceedings

In 2018, California Custom Beverage, LLC’s (“CCB”), an entity owned by Christopher J. Reed, a former related party, assumed the monthly payments on our lease obligation for a Los Angeles manufacturing plant, and our release from the obligation by the lessor, however, is dependent upon CCB’s deposit of $1,200 of security with the lessor. As of December 31, 2023, $800 has been deposited with the lessor and Chris J. Reed has placed approximately 7,260 shares of the Company’s common stock valued at $12 that remain in escrow with the lessor.

From time to time, we are a party to ordinary, routine litigation incidental to our business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

We are not party to any material pending legal proceedings (including environmental proceedings), other than ordinary, routine litigation incidental to the business at the current time. Although the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such ordinary, routine litigation will not have a material adverse impact on our financial position, liquidity, or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was delisted from The Nasdaq Capital Market on February 16, 2023. Concurrently, our common stock became quoted on the OTCQX Best Market. Our symbol remains “REED”. The OTCQX Best Market is an over-the-counter market. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

On December 21, 2021, our shareholders approved an increase in the number of authorized shares of common stock from 120 million to 180 million. On January 24, 2023, our shareholders approved a up to a 1:50 reverse stock split of our common stock. Effective January 27, 2023, we effected the 1:50 reverse stock split of our common stock.

As of March 19, 2024there were approximately 165 holders of record of our common This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

During the twelve months ended December 31, 2023, we repurchased 274 shares of common stock from an officer for $1 based on the market value of share on the date repurchased. We retired the shares in the second quarter of 2023.

We currently have no expectation to pay cash dividends to holders of our common stock in the foreseeable future.

Unregistered Sales of Equity Securities

In March 2023, John J. Bello funded $300,000 to Reed’s through the SAFE investment. The SAFE investment convert into the next equity financing of Reed’s on the same terms and conditions as investors in Reed’s next equity financing, subject to certain limitations and conditions. The SAFE has not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and instead was offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act on the basis that there was no public offering.

Except as set forth above, the information has previously been included on a Current Report on Form 8-K or Quarterly Report on Form10Q.

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

In addition to our GAAP results, the following discussion includes Modified EBITDA as a supplemental measure of our performance. We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts, and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, tax expense, depreciation and amortization, stock-based compensation, changes in fair value of warrant expense, legal and insurance settlements, inventory write-offs associated with exited categories and major packaging and formula changes, one-time changes in policy, impact of changes to accounting methodology and one-time restructuring-related costs including employee severance and asset impairment.

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

Results of Operations

Overview

During the year ended December 31, 2023, the Company continued to strengthen its supply chain, implement gross margin enhancement initiatives, drive efficiencies in transportation and warehouse costs and reduce operating expenses. In addition, it continues to build its innovation pipeline with sustained growth in Reed’s Real Ginger Ale, Virgil’s Zero Sugar handcrafted sodas, Reed’s Classic and Stormy Mule, and Reed’s Hard Ginger Ale.

The Company remains focused on driving sales growth, improving gross margin, and reducing freight costs. The sales growth focus is on channel expansion, increase in store placements, new product introduction and improved sales execution. The margin enhancement initiative is driven by packaging savings, co-packer upgrades, and better leveraged purchasing and improved efficiency. Underpinning these initiatives is a focus on strategically reducing operating costs particularly delivery and handling expenses. In addition, the Company continues to augment its co-packer network to drive further efficiencies and build proper levels of inventory at the appropriate location to maximize delivery metrics.

Recent Trends – Market Conditions

Although the U.S. economy continued to grow throughout 2023, the higher inflation, the actions by the Federal Reserve to address inflation, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. We have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. Although we regularly monitor companies in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations.

During the year ended December 31, 2023, the Company experienced moderation from the elevated freight costs experienced in 2022. The average cost of shipping and handling for year ended December 31, 2023, was $3.07 per case, as compared to $3.95 per case for the year ended December 31, 2022. Although the Company has experienced decreases in freight costs over the last three quarters, in the Company’s opinion there remains a volatile environment and the Company will continue to monitor pricing and availability in transportation. Mitigation plans have been implemented to manage this risk. The Company has been negatively impacted by supply chain challenges impacting our ability to benefit from strong demand for, and increased sales of our product. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins. The Company has experienced moderation in inflation and anticipates this to continue throughout 2024.

Through December 31, 2023, we continued to generate cash flows to meet our short-term liquidity needs, and we expected to maintain access to the capital markets.

Results of Operations – Year Ended December 31, 2023

The following table sets forth key statistics for the years ended December 31, 2023, and 2022, in thousands:

	Year Ended December 31,		Pct.
	2023	2022	Change
Gross billing (A)	$50,689	$59,464	-15%
Less: Promotional and other allowances (B)	5,978	6,423	-7%
Net sales	$44,711	$53,041	-16%

Cost of goods sold	31,884	40,929	-22%
% of Gross billing	63%	69%
% of Net sales	71%	77%
Product quality hold write-down	1,848	-	-22%
% of Gross billing	4%	0%
% of Net sales	4%	0%
Provision for product hold	1,267	-
% of Gross billing	3%	0%
% of Net sales	3%	0%
Gross profit	$9,712	$12,112	-20%
% of Net sales	22%	23%

Expenses
Delivery and handling	$7,561	$11,603	-35%
% of Net sales	17%	22%
Dollar per case ($)	3.07	3.95
Selling and marketing	4,865	7,316	-34%
% of Net sales	11%	14%
General and administrative	6,118	7,489	-18%
% of Net sales	14%	14%
Provision for receivable with former related party	585	538	9%
% of Net sales	1%	1%
Total Operating expenses	19,129	26,946	-29%

Loss from operations	$(9,417)	$(14,834)	-37%

Interest expense and other expense	$(6,106)	$(5,223)	17%

Net loss	$(15,523)	$(20,057)	-23%

Loss per share – basic and diluted	$(4.39)	$(9.07)	-52%

Weighted average shares outstanding – basic & diluted	3,537,882	2,211,319	60%

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

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity through the years ended December 31, 2023.

	Total	Total		Per Case	Per Case
	2023	2022	vs PY	2023	2022	vs PY
Cases:
Reed’s	1,530	1,582	-3%
Virgil’s	870	1,209	-28%
Total Core	2,400	2,791	-14%
Non-Core	60	149	-60%
Total	2,460	2,940	-16%

Gross Billing:
Core	$48,778	$54,613	-11%	$20.32	$19.57	4%
Non-Core	1,911	4,851	-61%	31.85	32.56	-2%
Total	$50,689	$59,464	-15%	20.61	20.23	2%

Discounts: Total	$(5,978)	$(6,423)	-7%	$ (2.4 3)	$(2.18)	11%

COGS:
Core	$(30,777)	$(37,931)	-19%	$(12.82)	$(13.59)	-6%
Non-Core	(4,222)	(2,998)	-41%	(70.46)	$(20.12)	250%
Total	$(34,999)	$(40,929)	-14%	$(14.22)	$(13.92)	2%

Gross Margin:	$9,712	$12,112	-19%	$3.95	$ 4.1 2	-4%
as % Net Sales	22%	23%

Sales, Cost of Sales, and Gross Margins

Sales

As part of the Company’s ongoing initiative to simplify and streamline operations the Company has identified core products on which to place its strategic focus. These core products consist of Reed’s and Virgil’s branded beverages. Non-core products consist primarily of Private Label, Wellness Shots, candy and slower selling discontinued Reed’s and Virgil’s SKUs.

During 2023, the Company licensed its candy business to Rootstock Trading, a company founded and owned by our former Chief Sales Officer, Neal Cohane. As part of this agreement, Rootstock agrees to pay a royalty on a percentage of its net sales of licensed products. The royalty fees are 0% for 2023, 2% for 2024, 4% for 2025, and 5% thereafter.

Core beverage volume for the year ended December 31, 2023, represents 98% of all beverage volume.

Core brand gross billing decreased by 11% to $48,778 compared to $54,613 during the same period last year, driven by a Reed’s volume decline of 3% and Virgil’s volume decline of 28%. The result is a decrease in total gross billing of 15%, to $50,689 during the year ended December 31, 2023, from $59,464 in the same period last year. Price on our core brands increased 4% to $20.32 per case. The decrease was a result of volume declines that have impacted the CSD segment as a result of price increases coupled with the Company’s inability to produce sufficient levels of inventory to meet current demand as a result of tighter credit terms from suppliers.

Discounts as a percentage of gross sales were 12% compared to 11% in the same period last year. As a result, net sales revenue decreased 16% for the year ended December 31, 2023, to $44,711, compared to $53,041 in the same period last year.

In December 2023, the Company made a one-time change in policy for discounts which resulted in an additional $756 of deductions in 2023. Excluding this adjustment, discounts as a percentage of sales would have been 10%.

Cost of Goods Sold

Cost of goods sold decreased $9,045 during the year ended December 31, 2023, as compared to the same period last year. As a percentage of net sales, cost of goods sold for the year ended December 31, 2023, was 71% as compared to 77% for the same period last year. The decrease was primarily driven by lower supply chain and input costs.

In December 2023, the Company wrote off $1,848 of inventory comprised of $1,452 of packaging and ingredients related to major changes in packaging and formulations, and $396 of candy as a result of exiting this line of business. These write-offs represented 4% of net sales.

During the three months ended December 31, 2023, the Company was made aware of a closure failure in our seasonal swing-lid products which resulted in a product quality hold write-down. The Company recorded expense of $1,267 related to costs associated with the product quality hold write-down. An insurance claim is pending.

The total cost of goods per case decreased to $14.22 per case for the year ended December 31, 2023, from $13.92 per case for the same period last year. The cost of goods sold per case on core brands was $12.82 during the year ended December 31, 2023, compared to $13.59 for the same period last year. Excluding the write-offs and provision for product quality hold write-down., total cost of goods sold per case would have been $12.96.

Gross Margin

Gross margin decreased to 22% for the year ended December 31, 2023, compared to 23% for the same period last year. Excluding the one-time adjustments related to discounts, inventory write-offs, and provision for product quality hold write-down. discussed above, gross margin would have been 30% for the year ended December 31, 2023.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses decreased by $4,042 in the year ended December 31, 2023, to $7,561 from $11,603 in the same period last year, driven by our efforts to mitigate inflationary costs. Delivery costs in the year ended December 31, 2023, were 17% of net sales and $3.07 per case, compared to 22% of net sales and $3.95 per case during the same period last year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses were $4,865 during the year ended December 31, 2023, compared to $7,316 during the same period last year. As a percentage of net sales, selling and marketing were 11% of net sales during the year ended December 31, 2023, as compared to 14% of net sales during the same period last year. The decrease was driven by lower marketing related expenditures, headcount, broker commissions, information technology charges, travel and entertainment expenses partially offset by stock compensation and trade show expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased in the year ended December 31, 2023, to $6,118 from $7,489, a decrease of $1,371 over the same period last year. The decrease was driven by lower stock compensation, bad debt expense, co-packer and customer penalties, information technology charges, consulting fees, and investor relation charges partially offset by higher franchise tax expense.

Loss from Operations

The loss from operations was $9,417 for the year ended December 31, 2023, as compared to a loss of $14,834 in the same period last year driven by decreased gross profit and decreases in operating expenses discussed above.

Interest Expense

Interest expense for the year ended December 31, 2023, consisted of $6,106 of interest expense. During the same period last year, interest expense consisted of $5,223 of interest expense.

Modified EBITDA

In addition to our GAAP results, we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, tax expense, depreciation and amortization, stock-based compensation, changes in fair value of warrant expense, legal and insurance settlements, inventory write-offs associated with exited categories and major packaging and formula changes, one-time changes in policy, impact of changes to accounting methodology and one-time restructuring-related costs including employee severance and asset impairment.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the year ended December 31, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Net loss	$(15,523)	$(20,057)

Modified EBITDA adjustments:
Depreciation and amortization	281	225
Interest expense	6,106	5,223
Tax expense	251	-
Stock option and other noncash compensation	493	859
Provision for receivable with former related party	585	538
Product quality hold write-down	1,267	-
Inventory write-offs associated with exited categories and major packaging and formula changes	1,848
One-time change in policy for discounts	756	-
Legal settlement	12	-
Severance costs	256	66

Total EBITDA adjustments	$11,855	$6,911

Modified EBITDA	$(3,668)	$(13,146)

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

Liquidity

For the year ended December 31, 2023, the Company recorded a net loss of $15,523 and used cash in operations of $4,266. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. As of the issuance date of these financial statements, management expects that the Company’s existing cash of $603, plus $4,100 of additional cash received subsequent to December 31, 2023, from investments with significant stockholders (See Note 15), will be sufficient to fund the Company’s current operating plan for at least twelve months from the date of issuance of these financial statements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s assessment whether there is sufficient cash on hand, together with expected capital raises, to assure operations for a period of at least twelve months from the date these financial statements are issued, is based on conditions that are known and reasonably knowable to management, considering various scenarios, projections, and estimates and certain key assumptions. These assumptions include, among other factors, management’s ability to raise additional capital, and the expected timing and nature of the Company’s forecasted cash expenditures.

Historically, the Company has financed its operations through public and private sales of common stock, convertible debt instruments, credit lines from financial institutions, and cash generated from operations. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in estimates for reserves of uncollectible accounts, inventory obsolescence, depreciable lives of property and equipment, analysis of impairments of recorded long-term tangible and intangible assets, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services. There were no changes to our critical accounting policies described in the consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that impacted our condensed consolidated financial statements and related notes included herein.

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Reed’s, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Reed’s, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Valuation

As of December 31, 2023, the Company’s inventory totaled $11.3 million. As explained in Note 2 to the financial statements, inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company assesses inventory at each reporting date in order to assert that it is recorded at net realizable value. In determining net realizable value, management considers historical usage, forecasted demand in relation to inventory on hand, market conditions, and other factors.

We identified management’s assessment of net realizable value of inventory as a critical audit matter as a high degree of auditor judgment and increased auditor effort was required to evaluate the Company’s ability to sell certain products, taking into consideration a number of factors, such as estimating future customer demand, customer preferences, and the broader economy.

The primary procedures we performed to address this critical audit matter included:

●	We evaluated management’s product demand forecast for reasonableness considering historical sales by product, and whether they were consistent with the historical data and evidence obtained in other areas of the audit.
●	We compared significant assumptions used by management to current industry and economic trends.
●	We developed an independent expectation of the net realizable value of inventory using historic inventory activity and compared our independent expectation to the amount recorded in the financial statements.

Evaluation of the Company’s ability to continue as a going concern

As discussed in Note 1 to the financial statements, for the year ended December 31, 2023, the Company recorded a net loss of $15,523 and used cash in operations of $4,266. Management believes that the Company’s ongoing business, existing cash, plus additional cash received subsequent to December 31, 2023, from investments with significant stockholders, is sufficient to fund operations for twelve months from the date of issuance of these financial statements.

We identified the evaluation of Management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter due to the high degree of subjective auditor judgment required to evaluate the Company’s forecasted cash flows used in its going concern analysis due to uncertainty in certain assumptions, specifically forecasted sales, gross profit margins, and feasibility of the Company’s expense management activities

The primary procedures we performed to address this critical audit matter included:

●	We obtained management’s cash flow forecast and evaluated the reasonableness of the cash flow forecast by comparing it to historical operating results, considering management’s ability to accurately forecast and perform sensitivity analysis on revenue, cash expenditures, and commitments.
●	We performed sensitivity analyses on the forecasted revenue and operating margins used in the Company’s cash flow forecast to evaluate the impact on the conclusions reached by management.
●	We considered the Company’s historical ability to raise capital, and tested subsequent event activity including, but not limited to, the receipt of subsequent proceeds from investments with significant stockholders.
●	We assessed the appropriateness and sufficiency of the Company’s liquidity disclosures and compared to other audit evidence obtained to determine whether such information is consistent with the Company’s disclosures.

We have served as the Company’s auditor since 2004.

/s/ Weinberg & Company, P.A.

Los Angeles, California

April 1, 2024

REED’S, INC,

BALANCE SHEETS

(Amounts in thousands, except share amounts)

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$603	$533
Accounts receivable, net of allowance of $860 and $252, respectively	4,788	5,671
Inventory	11,300	16,175
Receivable from former related party	259	777
Prepaid expenses and other current assets	811	939
Total current assets	17,761	24,095

Property and equipment, net of accumulated depreciation of $1,068 and $787, respectively	493	766
Intangible assets	629	626
Total assets	$18,883	$25,487

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,133	$9,805
Accrued expenses	1,096	233
Revolving line of credit, net of capitalized financing costs of $201 and $363, respectively	9,758	10,974
Payable to former related party	259	2,025
Current portion of convertible notes payable, net of debt discount of $424 and $414, respectively	6,737	2,434
Current portion of lease liabilities	207	187
Total current liabilities	27,190	25,658

Convertible note payable, net of debt discount of $148 and $562, respectively, less current portion	10,874	8,092
Lease liabilities, less current portion	-	207
Total liabilities	38,064	33,957

Stockholders’ deficit:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 180,000,000 shares authorized; 4,187,291 and 2,519,485 shares issued and outstanding, respectively	-	-
Additional paid in capital	119,452	114,635
Accumulated deficit	(138,727)	(123,199)
Total stockholders’ deficit	(19,181)	(8,470)
Total liabilities and stockholders’ deficit	$18,883	$25,487

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2023 and 2023

(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Net Sales	$44,711	$53,041
Cost of goods sold	31,884	40,929
Inventory write-offs associated with exited categories and major packaging and formula changes	1,848	-
Product quality hold write-down	1,267	-
Gross profit	9,712	12,112

Operating expenses:
Delivery and handling expense	7,561	11,603
Selling and marketing expense	4,865	7,316
General and administrative expense	6,118	7,489
Provision for receivable with former related party	585	538
Total operating expenses	19,129	26,946

Loss from operations	(9,417)	(14,834)

Interest expense	(6,106)	(5,223)

Net loss	(15,523)	(20,057)

Dividends on Series A Convertible Preferred Stock	(5)	(5)

Net loss attributable to common stockholders	$(15,528)	$(20,062)

Loss per share – basic and diluted	$(4.39)	$(9.07)

Weighted average number of shares outstanding – basic and diluted	3,537,882	2,211,319

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2023 and 2022

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2021	1,874,866	$-	9,411	$94	$107,246	$(103,137)	$4,203
Fair value of vested options	-	-	-	-	701	-	701
Fair value of vested restricted shares granted to officers	8,758	-	-	-	158	-	158
Repurchase of common stock	(265)	-	-	-	(2)		(2)
Dividends on Series A Convertible Preferred Stock	-	-	-	-	-	(5)	(5)
Common shares issued for financing costs	2,000	-	-	-	37		37
Common shares issued for interest payment	262,234		-	-	1,461		1,461
Common shares issued pursuant to a rights offering, net of offering costs	371,892		-	-	5,034	-	5,034
Net Loss	-	-	-	-	-	(20,057)	(20,057)
Balance, December 31, 2022	2,519,485		9,411	94	114,635	(123,199)	(8,470)

Fair value of vested options	-	-	-	-	490	-	490
Fair value of vested restricted shares granted to officers	750	-	-	-	3	-	3
Repurchase of common stock	(274)	-	-	-	(1)		(1)
Common shares issued for financing costs	82,438	-	-	-	273		273
Issuance of shares for dividends on Series A Convertible Preferred Stock	-	-	-	-	-	(5)	(5)
Common shares issued as compensation	18,160		-	-	36		36
Common shares issued for cash, net of offering costs	1,566,732		-	-	4,016	-	4,016
Net Loss	-	-	-	-	-	(15,523)	(15,523)
Balance, December 31, 2023	4,187,291		$9,411	$94	$119,452	$(138,727)	$(19,181)

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2023 and 2022

(Amounts in thousands)

	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net loss	$(15,523)	$(20,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	142	108
Loss on disposal of property & equipment	8	-
Amortization of debt discount	1,137	530
Amortization of prepaid financing costs	-	431
Fair value of vested options	490	701
Fair value of vested restricted shares granted to directors and officers for services	3	158
Common shares issued as financing costs		37
Common shares issued for compensation	36	-
Product quality hold write-down	1,267	-
Allowance for estimated credit losses	608	37
Provision for receivable with former related party	585	538
Inventory write down	955	344
Accrued interest on convertible note	2,831	2,313
Lease liability	(187)	(161)
Changes in operating assets and liabilities:
Accounts receivable	275	(525)
Inventory	2,653	531
Prepaid expenses and other assets	528	55
Decrease in right of use assets	140	117
Accounts payable	(1,073)	(629)
Accrued expenses	859	(58)
Net cash used in operating activities	(4,266)	(15,530)
Cash flows from investing activities:
Intangible asset trademark costs	(3)	(2)
Purchase of property and equipment	(85)	-
Sale of property and equipment	68	-
Net cash used in investing activities	(20)	(2)
Cash flows from financing activities:
Proceeds from line of credit	43,836	54,564
Payments on the line of credit	(45,213)	(53,456)
Payment of debt issuance costs	-	(483)
Proceeds from sale of common stock	4,016	5,034
Proceeds from convertible note payable, net of expenses	3,751	12,430
Payment of convertible note payable	(200)	(3,100)
Amounts from former related party, net	(1,833)	1,029
Repurchase of common stock	(1)	(2)
Net cash provided by financing activities	4,356	16,016

Net increase in cash	70	484
Cash at beginning of period	533	49
Cash at end of period	$603	$533

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,046	$1,911
Non-cash investing and financing activities:
Dividends on Series A Convertible Preferred Stock	$5	$5
Common Shares issued for financing costs	$273	-
Common Shares issued for principal payment	$-	$200
Common Shares issued for interest payment	$-	$1,261

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

(In thousands, except share and per share amounts)

1. Operations and Liquidity

Reed’s, Inc., (the “Company”) is the owner and maker of Reed’s Craft Ginger Beer, Reed’s Real Ginger Ale, Reed’s Classic and Stormy Mules, and Reed’s Hard Ginger Ales and Virgil’s Handcrafted Sodas. The Company was established in 1989 and is incorporated in the state of Delaware.

Liquidity

For the year ended December 31, 2023, the Company recorded a net loss of $15,523 and used cash in operations of $4,266. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. As of the issuance date of these financial statements, management expects that the Company’s existing cash of $603, plus $4,100 of additional cash received subsequent to December 31, 2023, from investments with significant stockholders, will be sufficient to fund the Company’s current operating plan for at least twelve months from the date of issuance of these financial statements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s assessment whether there is sufficient cash on hand, together with expected capital raises, to assure operations for a period of at least twelve months from the date these financial statements are issued, is based on conditions that are known and reasonably knowable to management, considering various scenarios, projections, and estimates and certain key assumptions. These assumptions include, among other factors, management’s ability to raise additional capital, and the expected timing and nature of the Company’s forecasted cash expenditures.

Historically, the Company has financed its operations through public and private sales of common stock, convertible debt instruments, credit lines from financial institutions, and cash generated from operations. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

Recent Trends – Market Conditions

Although the U.S. economy continued to grow throughout 2023, the higher inflation, the actions by the Federal Reserve to address inflation, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. The Company has experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. Although the Company regularly monitors companies in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations. The Company has experienced moderation in inflation and anticipates this to continue throughout 2024.

During the year ended December 31, 2023, the Company experienced moderation from the elevated freight costs experienced in 2022. The average cost of shipping and handling for year ended December 31, 2023, was $3.07 per case, as compared to $3.95 per case for the year ended December 31, 2022. Although the Company has experienced decreases in freight costs over the last three quarters, in the Company’s opinion there remains a volatile environment and the Company will continue to monitor pricing and availability in transportation. Mitigation plans have been implemented to manage this risk. The Company has been negatively impacted by supply chain challenges impacting our ability to benefit from strong demand for, and increased sales of our product. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins.

Nasdaq Delisting and now trading on the OTCQX US Market

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

Reverse Stock Split

On January 25, 2023, the Company effectuated a 1-for-50 reverse stock split of its issued and outstanding shares of common stock, par value $0.0001 per share.

The authorized number of shares of common stock were not affected by the reverse stock split. No fractional shares were issued in connection with the reverse stock split, and there was no effect on total stockholders’ deficit. All common shares, stock options, stock warrants and per share amounts presented herein have been adjusted retroactively to reflect the reverse stock splits for all periods presented.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for credit loss reserves for accounts receivable, assumptions used in valuing inventories at net realizable value, impairment testing of recorded long-term tangible and intangible assets, the realizability of deferred tax assets and the related valuation allowance, accruals for potential liabilities, assumptions made in valuing stock instruments issued for services, and assumptions used in the determination of the Company’s liquidity.

Accounts Receivable

Accounts receivable are generally recorded at the invoiced amounts net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for credit losses is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential credit losses, credit losses are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. As of December 31, 2023 and December 31, 2022, the allowance for credit losses was $860 and $252, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company regularly reviews inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. At December 31, 2023, and 2022, inventory has been reduced by cumulative write-downs for inventory aggregating $1,434 and $479, respectively.

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

Property and Equipment Type	Years of Depreciation
Computer hardware and software	3-5 years
Machinery and equipment	5 years

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2023 and 2022, the Company determined there were no indicators of impairment of its property and equipment.

Intangible Assets

Intangible assets are comprised of indefinite-lived brand names acquired, so classified because we anticipate that these brand names will contribute cash flows to the Company perpetually. Indefinite-lived intangible assets are not amortized but are assessed for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired and evaluated annually to determine whether the indefinite useful life is appropriate. As part of our impairment test, we first assess qualitative factors to determine whether it is more likely than not the asset is impaired. If further testing is necessary, we compare the estimated fair value of our asset with its book value. If the carrying amount of the asset exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. For the years ended December 31, 2023 and 2022, the Company determined there was no impairment of its indefinite-lived brand names.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs aggregated $24 and $668 for the years ended December 31, 2023 and 2022, respectively.

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

For the years ended December 31, 2023 and 2022, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	December 31, 2023	December 31, 2022
Warrants	549,292	235,946
Common stock equivalent of Series A Convertible Preferred Stock	753	753
Convertible note payable	1,514,055	955,363
Unvested restricted common stock	-	1,460
Options	145,012	164,423
Total	2,209,112	1,357,945

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

Level 3—Unobservable inputs in which there is little or no market data for the asset or liability which requires the Company to develop its own assumptions.

The Company believes the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, short-term bank loans, accounts payable, notes payable and other payables, approximate their fair values because of the short term nature of such instruments. The carrying values of capital lease obligations and long-term financing obligations approximate their fair values because interest rates on these obligations are based on prevailing market interest rates.

Segments

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company has one component. Therefore, the Company’s Chief Executive Officer, who is also the CODM, makes decisions and manages the Company’s operations as a single operating segment for the manufacture and distribution of its products.

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

Gross sales. During the year ended December 31, 2023, the Company’s largest two customers accounted for 24% and 15% of gross sales, respectively. During the year ended December 31, 2022, the Company’s largest two customers accounted for 17% and 16% of gross sales, respectively. For the years ending December 31, 2023 or 2022, no other customer accounted for more than 10% revenue.

Accounts receivable. As of December 31, 2023, the Company had accounts receivable from three customers which comprised 24%, 15% and 11% of its gross accounts receivable, respectively. As of December 31, 2022, the Company had accounts receivable from two customers which comprised 19% and 11% of its gross accounts receivable, respectively. At December 31, 2023 or 2022, no other customers accounted for more than 10% of accounts receivable.

The Company utilizes co-packers to produce 100% of its products. During the year ended December 31, 2023 and the year ended December 31, 2022, the Company utilized six separate co-packers for most its production and bottling of beverage products in the United States. The Company has long-standing relationships with two different co-packers, and a third co-packing agreement with California Custom Beverage LLC (“CCB”), a former related party (see Note 13). Although there are other packers, a change in co-packers may cause a delay in the production process, which could ultimately affect operating results.

Purchases from vendors. During the year ended December 31, 2023, the Company’s largest vendor accounted for approximately 12% of all purchases. During the year ended December 31, 2022, the Company’s largest vendor accounted for approximately 12% of all purchases.

Accounts payable. As of December 31, 2023, two vendors accounted for 10% and 10% of total accounts payable, respectively. As of December 31, 2022, no vendor accounted for more than 10% of the total accounts payable.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. This standard will be effective for the Company on January 1, 2024 and interim periods beginning in fiscal year 2025, with early adoption permitted. The updates required by this standard should be applied retrospectively to all periods presented in the financial statements. The Company does not expect this standard to have a material impact on its results of operations, financial position or cash flows.

In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The ASU requires buyers to disclose information about their supplier finance programs. Interim and annual requirements include the disclosure of outstanding amounts under the obligations as of the end of the reporting period, and annual requirements include a roll-forward of those obligations for the annual reporting period, as well as a description of payment and other key terms of the programs. This update is effective for annual periods beginning after December 15, 2022, and interim periods within those fiscal years, except for the requirement to disclose roll-forward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted ASU 2022-04 on January 1, 2023, and there was no material impact on our financial statements.

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

3. Inventory

Inventory consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Raw materials and packaging	$6,445	$8,526
Finished products	4,855	7,649
Total	$11,300	$16,175

During the year ended December 31, 2023, the Company incurred inventory charges of totaling $1,848, which represents $1,452 impairment charge related to major packaging and formula changes and $396 for the markdown of inventory related to exited categories. There were no such inventory charges during the year ended December 31, 2022.

4. Property and Equipment

Property and equipment are comprised of the following (in thousands):

	December 31, 2023	December 31, 2022
Right-of-use assets under operating leases	$724	$724
Computer hardware and software	400	400
Machinery and equipment	352	429
Construction in progress	85	-
Total cost	1,561	1,553
Accumulated depreciation and amortization	(1,068)	(787)
Net book value	$493	$766

Depreciation expense for the years ended December 31, 2023, and 2022 was $142 and $108, respectively, and amortization of right-of-use assets for the years ended December 31, 2023, and 2022 as $139 and $117, respectively.

During the year ended December 31, 2023, the Company disposed of its equipment costing $77 and recorded a loss on disposal of $9.

5. Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Brand names	$576	$576
Trademarks	53	50
Total	$629	$626

Intangible assets are comprised of brand names acquired, specifically Virgil’s, and costs related to trademarks. They have been assigned an indefinite life, as we currently anticipate that they will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life remains appropriate. We first assess qualitative factors to determine whether it is more likely than not that the asset is impaired. If further testing is necessary, we compare the estimated fair value of our asset with its book value. If the carrying amount of the asset exceeds its fair value, as determined by the discounted cash flows expected to be generated by the asset, an impairment loss is recognized in an amount equal to that excess. Based on management’s assessment, there were no indications of impairment at December 31, 2023.

During the year ended December 31, 2023, and 2022, the Company capitalized costs of $3 and $2, respectively, pertaining to legal and other fees incurred in applying for international trademarks for Reeds and Virgil’s brands.

6. Line of Credit

The Company’s credit facility consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Line of credit – Alterna Capital Solutions	$9,959	$11,337
Less: capitalized financing costs	(201)	(363)
Total	$9,758	$10,974

In March, 2022, the Company entered into a financing agreement for a line of credit with Alterna Capital Solutions (“ACS”) The ACS line of credit is for a term of 3 years, provides for borrowings of up to $13,000, and is secured by eligible accounts receivable and inventory, and are subject to a collateral sharing agreement with Whitebox, another secured lender (see Note 7). An over advance rider provides for up to $400 of additional borrowing above the collateralized base (the “Over Advance”) up to a total borrowing of $13,000. As of December 2023, the remaining availability under the line of credit was $23 of current availability, and $3,041 of borrowing capacity available.

Borrowings based on receivables bears an interest of prime plus 4.75% but not less than 8.0% (13.25% at December 31, 2023 and 12.25% at December 31, 2022). Borrowings based on inventory bears an interest of prime plus 5.25% but not less than 8.5% (13.90 % at December, 31, 2023 and 12.90% at December 31, 2022). The additional over advance rider bears a rate of prime plus 12.75%, but not less than 16.00% (18.00% at December 31, 2023 and 18.00% at December 31, 2022). Additionally, the line of credit is subject to monthly monitoring fee of $1 with a minimum usage requirement on the credit facility. A loan balance of less than $1,500 will bear interest at a rate in line with account receivables advances plus the monthly monitoring fee of $1.

The Company incurred $483 of direct costs of the transaction, consisting primarily of broker, bank and legal fees. These costs have been capitalized and are being amortized over the 3-year life of the ACS agreement. The unamortized debt discount balance was $363 at December 31, 2022. For the year ended December 31, 2023, amortization of debt discount was $162, and as of December 31, 2023, the remaining unamortized debt discount balance is $201.

7. Secured Convertible Notes Payable

Amounts outstanding under secured convertible notes payable are as follows (in thousands):

	December 31, 2023	December 31, 2022
Secured Convertible Note Payable	$14,300	$10,450
Accrued interest (includes excess ABL fees of $2,176 and $648)	3,883	1,052
Capitalized financing costs	(572)	(976)
Total	$17,611	$10,526
Current portion	(6,737)	(2,434)
Long term portion due through May, 2025	$10,874	$8,092

Convertible notes

In May 2022, the Company issued $11,250 of convertible notes payable (the “Original Notes”) to entities affiliated with Whitebox Advisors, LLC (collectively, “Whitebox”). The Original Notes bear interest at 10% per annum (with 5% per annum payable in cash and 5% per annum payable in kind (“PIK”) by adding such PIK interest to the principal amount of the notes), are secured by substantially all of the Company’s assets (including all of its intellectual property) and are subject to a collateral sharing agreement with ACS, the Company’s existing secured lender (see Note 6). The Original Notes mature on May 9, 2025. In September 2022, the Company issued an additional $2,500 of convertible notes payable (the “Option Notes”) to Whitebox. The Option Notes were due May 9, 2025, and were repaid in full in November 2022. The Original Notes together with the Option Notes are collectively referred to as the “Notes”. Upon conversion or early payment, holders of the Notes are entitled to receive an interest make-whole payment, as defined, equal to the sum of the remaining scheduled payments of interest on the Notes that would be due at maturity, payable, at the Company’s option, in cash or in shares of common stock. Effective August 11, 2022, the Notes were amended to add a 10% fee for the amount that the Company’s line of credit with ACS (see Note 6) exceeds $6,000, as defined (the “Excess ABL Amount”). Effective June 30, 2023, the Excess ABL Amount was amended to $7,500.

The Original Notes and Option Notes have an amortization feature which requires the Company to make monthly payments of principal of $200 plus accrued interest, payable in cash or in shares of the Company’s common stock at the option of the Company, based on 90% of the average prices of the Company’s common stock, as defined. During 2022, the Company made monthly amortization principal payments aggregating $800, made up of $600 in cash, and the issuance of 32,362 shares of common stock valued at $200. At December 31, 2022, the principal balance of the Notes was $10,450.

In February 2023 and May 2023, the Company issued an aggregate of $4,050 of additional Option Notes to Whitebox that substantially have the same terms as the Original Notes, except the Option Notes issued in 2023 do not require any amortization payments, bear interest at 10% payable in cash, and were initially due four months after issuance and extended to November 28, 2023. The Company and Whitebox have tentatively agreed to extend the due date of the 2023 Option Notes to approximately April 30, 2024 (see Note 15). During 2023, Whitebox waived the requirement for the Company to pay the December 2022 to October 2023 monthly amortization payments on the Original Notes. The November 2023 amortization payment of $200 principal was paid, and the amortization payment for December 2023 was waived subsequent to December 31, 2023 (see Note 15). At December 31, 2023, the principal balance of the Notes was $14,300.

Accrued interest

During 2022, the Company recorded interest of $3,023, made up of $800 of interest on the Notes, $489 related to make whole interest on the 2022 Option Notes repaid November 2022, and $1,734 related to the Excess ABL Amount fee. During 2022, the Company made interest payments of $1,892, including the issuance of 229,871 shares of common stock valued at $1,261, and at December 31, 2022, the balance of accrued interest was $1,052.

During 2023, the Company recorded interest of $3,604, made up of $1,428 of interest on the Notes, and $2,176 related to the Excess ABL Amount fees. In addition, during 2023, accrued interest of $773 was paid. At December 31, 2023, the balance of accrued interest was $3,883.

Debt discount

During 2022, the Company incurred $1,320 of direct costs of the Notes transactions, consisting primarily of placement agent fees and other offering expenses. These costs were capitalized and are being amortized over the 3-year life of the Notes. For the year ended December 31, 2022, amortization of debt discount was $344, and as of December 31, 2022, the remaining unamortized debt discount balance is $976.

During the year ended December 31, 2023, the Company incurred $299 of direct costs of issuing the 2023 Option Notes and issued 82,438 shares of the Company’s common stock valued at $273 as inducement for the aforementioned waiver. These costs have been capitalized and are being amortized over the shorter of the remaining term of the Notes or waiver period. For the year ended December 31, 2023, amortization of debt discount was $976, and as of December 31, 2023, the remaining unamortized debt discount balance is $572.

Other

If the Company experiences a fundamental change, as defined, such as a change of control, or the sale or disposition of all or substantially all of the Company’s asset, the holders of the Notes have the right to require the Company to repurchase the notes for cash at a repurchase price equal to 110% (amended from 100%) of the principal amount, plus accrued interest, and among other amendments.

At December 31, 2023, the Original Notes and 2023 Option Notes are convertible at an initial conversion rate of 0.0831 shares of the Company’s common stock per one dollar of principal converted, or approximately $12.04 per share, subject to customary anti-dilution adjustments. In addition, if certain corporate events occur that constitute a make-whole fundamental change as defined, then the note holders are, under certain circumstances, are entitled to an increase in the conversion rate, limited to 0.12155 shares of Common Stock per one dollar of principal, or approximately $8.23 per share. Subsequent to December 31, 2023, the conversion rate of the Notes was amended (see Note 15).

At December 31, 2023, the Notes, including accrued interest, are convertible into 1,514,055 shares of the Company’s common stock.

The Company’s ability to settle conversions and make amortization payments and interest make-whole payments using shares of the Company’s common stock is subject to certain limitations set forth in the Notes. A holder may not convert or be issued shares of common stock to the extent such conversion or issuance would cause such holder, together with its affiliates and attribution parties and any group of which it is a member, to beneficially own a number of shares of common stock which would exceed 9.9% of the Company’s then outstanding common stock following such conversion or issuance.

The Company is subject to a registration rights agreement with Whitebox dated May 9, 2023 pursuant to which the Company registered for resale by holders all shares potentially issuable upon conversion of, or in satisfaction of amortization or interest make-whole payments with respect to the Notes.

As noted above, while the Company has been successful negotiating waivers and amendments under the Notes to extend various due dates and defer certain payments of interest and principal that were not paid when due, it may not be able to continue to do so in the future. If the Company is unable to service or repay the Notes and accrued interest at maturity and is otherwise unable to extend the maturity dates or refinance these obligations, the Company may default. A default would trigger acceleration under the Notes, and it is unlikely that the Company would have sufficient funds to make these payments. Upon a default, the holders of the Notes have the right to exercise their remedies to collect, including foreclosing on our assets.

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

During the years ended December 31, 2023, and 2022, lease costs totaled $178 and $178, respectively.

As of December 31, 2022, operating lease liabilities totaled $394. During the year ended December 31, 2023, the Company made payments of $187 towards its operating lease liability. As of December 31, 2023, operating lease liabilities totaled $207.

As of December 31, 2023, the weighted average remaining lease terms for an operating lease are 1.00 years. As of December 31, 2023, the weighted average discount rate for operating lease is 12.60%.

Future minimum lease payments under the leases are as follows (in thousands):

Years Ending December 31,	Amounts
2024	$221
2025	-
Total payments	221
Less: Amount representing interest	(14)
Present value of net minimum lease payments	207
Less: Current portion	(207)
Non-current portion	$-

9. Stockholders’ Equity

Series A Convertible Preferred Stock

Series A Convertible Preferred Stock (the “Preferred Stock”) consists of $10 par value, 5% non-cumulative, non-voting, participating preferred stock, with a liquidation preference of $10.00 per share. 500,000 shares are authorized. As of December 31, 2023, and 2022, there were 9,411 shares outstanding. Each share of Preferred Stock can be converted into 0.08 shares of the Company’s common stock.

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

During the years ended December 31, 2023 and 2022, the Company accrued dividends on the Preferred Stock of $5 and is included in accrued expenses in the accompanying balance sheets. No shares of Series A preferred stock were converted into common stock in 2023 and 2022.

Common Stock

As of December 31, 2023, there were 180,000,000 shares authorized, and 4,187,291 shares of common stock outstanding. As of December 31, 2022, there were 180,000,000 shares authorized, and 2,519,485 shares of common stock outstanding.

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

Common stock repurchases

During the year ended December 31, 2023, the Company repurchased 274 shares of common stock from an officer for $1 based on the market value of share on the date repurchased. The Company retired the shares.

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

On December 21, 2020, the 2020 Equity Incentive Plan (the “2020 Plan”) was approved by our shareholders. The 2020 Plan provides for the issuance of up to 300,000 shares. Options issued and forfeited under the 2020 plan contain an Evergreen provision and cannot be re-priced without shareholder approval. As of December 31, 2023, shares issuable under the 2020 Plan were 189,213.

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

Restricted common stock

The following table summarizes restricted stock activity during the years ended December 31, 2023, and 2022:

	Unvested Shares	Issuable Shares	Fair Value at Date of Issuance	Weighted Average Grant Date Fair Value
Balance, December 31, 2021	2,223	-	$54	$44.75
Granted	8,839	-	156	17.68
Vested	(8,759)	8,759	-	-
Forfeited	(803)	-	(15)	18.69
Issued	-	(8,759)	(169)	-
Balance, December 31, 2022	1,500	-	26	44.75

Granted	-	-	-	-
Vested	(750)	750	-	-
Forfeited	(750)	-	-	18.69
Issued	-	(750)	(3)	-
Balance, December 31, 2023	-	-	$-	$-

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

The total fair value of restricted common stock vesting during the year ended December 31, 2023, and 2022 was $3 and $158, respectively, and is included in general and administrative expenses in the accompanying statements of operations. As of December 31, 2023, the amount of unvested compensation related to issuances of restricted common stock was $0. When calculating basic loss per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

Stock Options

As of December 31, 2023, the Company has issued stock options to purchase an aggregate of 145,012 shares of common stock. The Company’s stock option activity during the years ended December 31, 2023, and 2022 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	210,530	$56.07	7.88	$-
Granted	14,696	11.69
Exercised	-	-
Unvested forfeited or expired	(29,050)	58.62
Vested forfeited or expired	(31,753)	48.90
Outstanding at December 31, 2022	164,423	$48.90	7.58	$-
Granted	10,037	4.50
Exercised	-	-
Unvested forfeited or expired	(10,497)	48.74
Vested forfeited or expired	(18,951)	54.59
Outstanding at December 31, 2023	145,012	$45.09	6.75	$-
Exercisable at December 31, 2023	92,917	$52.63	6.16	$-

During the year ended December 31, 2023, the Company approved options exercisable into 10,037 shares to be issued pursuant to Reed’s 2020 Equity Incentive Plan. 10,037 options were issued to employees, 5,016 options vesting annually over a four-year vesting period, and 5,021 options vesting based on performance criteria to be established by the board of directors.

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

During the year ended December 31, 2023 and 2022, the Company recognized $490 and $701 of compensation expense relating to vested stock options. As of December 31, 2023, the aggregate amount of unvested compensation related to stock options was approximately $443 which will be recognized as an expense as the options vest in future periods through March 28, 2027.

As of December 31, 2023, the outstanding and exercisable options have no intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of December 31, 2023, which was $1.60, and the exercise price of the outstanding stock options.

Additional information regarding options outstanding and exercisable as of December 31, 2023, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares Exercisable	Weighted Average Exercise Price
$4.00 - $12.00	23,532	$8.47	8.68	3,369	$11.09
$25.00 - $37.50	20,352	29.38	6.30	18,102	28.68
$44.00 - $66.00	85,157	49.18	6.84	55,475	48.64
$88.00 - $120.00	11,803	85.88	3.61	11,803	85.88
$122.00 - $183.00	4,168	129.52	5.14	4,168	129.52
	145,012	$45.09	6.75	92,917	$51.75

11. Stock Warrants

As of December 31, 2023, the Company has issued warrants to purchase an aggregate of 313,346 shares of common stock. The Company’s warrant activity during the years ended December 31, 2023, and 2022 is as follows:

	Shares	Weighted -Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2021	90,770	$51.00	2.77	$-
Granted	185,946	14.39	4.70
Exercised	-	-
Forfeited or expired	(40,770)	80.97
Outstanding at December 31, 2022	235,946	16.99	4.45	$-
Granted	313,346	2.59	2.39
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2023	549,292	$8.77	2.84	$-
Exercisable at December 31, 2023	549,292	$8.77	2.84	$-

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

As of December 31, 2023, the outstanding and exercisable warrants have no intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of December 31, 2023, which was $1.60, and the exercise price of the Company’s warrants to purchase common stock.

Additional information regarding warrants outstanding and exercisable as of December 31, 2023, is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares Exercisable	Weighted Average Exercise Price
$14.39 - $32.20	549,292	8.77	2.84	549,292	8.77
	549,292	$8.77	2.84	549,292	$8.77

12. Income Taxes

For the years ended December 31, 2023 and 2022, a reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	December 31, 2023	December 31, 2022
Federal statutory tax rate	(21)%	(21)%
State rate, net of federal benefit	(5)%	(5)%
	(26)%	(26)%
Effect of change in tax rate	-%	-%
Valuation allowance	26%	26%
Effective tax rate	$-	$-

As of December 31, 2023 and 2022, significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2023	December 31, 2022
Deferred income tax asset:
Net operating loss carryforwards	$21,118	$20,581
Disqualified corporate interest expense	1,650	2,886
Stock-based compensation	1,989	2,118
Accounts receivable allowances	74	225
Inventory reserves	125	375
Operating Leasr liability	103	54
Other	(70)	(9)
Asset impairment	58	57
Gross deferred tax assets	25,047	26,287
Valuation allowance	(24,857)	(26,098)
Total deferred tax assets	190	189
Deferred tax liabilities:
Operating lease right-of-use asset	(190)	(189)
Deferred finance costs	-	-
Total deferred tax liabilities	(190)	(189)
Net deferred tax asset (liability)	$-	$-

At December 31, 2023 and 2022, the Company had available Federal and state net operating loss carryforwards (“NOL”s) to reduce future taxable income. For Federal purposes the amounts available were approximately $98,000 ] and $92,000, respectively. For state purposes approximately $[62,000]and $49,000 was available at December 31, 2023 and 2022, respectively. The Federal carryforward for NOLs arising in years prior to 2018 is approximately $[32,000], which expires on various dates through 2037. NOLs originating after 2017 of approximately $66,000, can be carried forward indefinitely, but are only able to offset 80% of taxable income in future years. The state carryforward expires on various dates through 2043. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOL may be limited as a result of changes in stock ownership. NOLs incurred subsequent to the latest change in control are not subject to the limitation.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2023 and 2022, the Company did not have a liability for unrecognized tax benefits.

The Company recognizes as income tax expense, interest and penalties on uncertain tax provisions. As of December 31, 2023 and 2022, the Company has not accrued interest or penalties related to uncertain tax positions. As of the year ended December 31, 2023, the tax returns for 2020 through 2023 remain open to examination by the Internal Revenue Service and for 2019 to 2023 for various state taxing jurisdictions to which the Company is subject.

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

During the years ended December 31, 2023 and 2022, the Company incurred co-packing fees due to CCB of $1,957 and $3,718, respectively, of which $259 and $2,205, were payable to CCB as of December 31, 2023 and 2022. At December 31, 2023 and 2022, the Company had also recorded receivables from CCB of $1,382 and $1,315, respectively, including royalty receivable of $297, and the balance for charge backs of certain costs management determined were permittable under the co-packing agreement.

At December 31, 2022, CCB disputed that it owes $1,043 of the $1,315 recorded as receivable by the Company. The Company believes that it will prevail in this dispute, however, as of December 31, 2023 and 2022, due to the uncertainty about the ultimate amount that will be settled, the Company has provided a reserve for $1,123 and $538, respectively, based on management’s estimate.

At December 31, 2023 and 2022, accounts receivable due from and accounts payable due to CCB were as follows:

	December 31, 2023	December 31, 2022
Accounts receivable, net of provision of $1,123 and $538 at December 31, 2023 and 2022, respectively	259	777
Accounts payable	(259)	(2,025)
Net (payable) receivable	-	(1,248)

In addition, on April 19, 2023, the Company received a letter from CCB demanding payment of various amounts, including the $452 and $2,025 outstanding at December 31, 2023 and 2022, respectively. The Company has determined that the probability of realizing any loss on the demand from CCB is remote and therefore has not recorded any additional accruals related to the demand.

14. Commitments and Contingencies

In 2018, CCB assumed the monthly payments on our lease obligation for a Los Angeles manufacturing plant, and our release from the obligation by the lessor, however, is dependent upon CCB’s deposit of $1,200 of security with the lessor. As of December 31, 2023, $800 has been deposited with the lessor and Chris J. Reed has placed approximately 7,260 shares of the Company’s common stock valued at $12 that remain in escrow with the lessor.

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

15. Subsequent Events

Simple Agreements for Future Equity (“SAFE”) investments

During the first quarter of 2024, the Company received $4.1 million in gross proceeds from two significant Simple Agreements for Future Equity (“SAFE”) investments.

During the first quarter of 2024, the company received $4.1 million in gross proceeds from three significant stockholders of the Company, D&D Source of Life Holding LTD (“D&D”) and Union Square Park Partners LLP, and John J. Bello, the Company’s Chairman, pursuant to Simple Agreements for Future Equity (“SAFE”) agreements. The SAFE investments will convert into the next equity financing of Reed’s on the same terms and conditions as investors in Reed’s next equity financing at the lesser of $1.50 per share or the per share price in the financing. Until such time as the SAFE investments convert to equity the approximately $4.1 million received is recorded as a liability. D&D was given the right to designate a second independent director nominee to the board of directors of Reed’s and the company agreed to limit the size of its board of directors to nine (9) for so long as D&D owns 25% or more of the equity securities of the company.

Limited Waiver, Deferral, and Amendment and Restatement of Secured Convertible Notes Payable

On February 12, 2024, Reed’s entered into a Limited Waiver, Deferral, and Amendment and Restatement Agreement (the “Waiver and Amendment”) with each holder of the Notes payable to Whitebox (see Note 7). Subject to the Waiver and Amendment, the holders agreed to temporarily waive certain events of default under the Notes, including the failure to pay Excess ABL Amounts and the failure to pay amortization payments due December 1, 2023 to April 30, 2024, and to waive the maturity date of the Option Notes originally due through November 28, 2023, to April 30, 2024.

In addition, as of the date of these financial statements, the Company and Whitebox have tentatively agreed to amend and restate the Notes in full to provide, among other things, the following:

Original Notes

●	The conversion price of the Original Notes will be amended to be between 125% and 145% of the effective price of the company’s subsequent equity offering, with the premium set based on the aggregate gross proceeds realized by the company in the offering and the conversion price subject to a cap of $7.50 per share.
●	A portion of the outstanding ABL accrued fees will be satisfied through payment of $132 in cash and the issuance of shares of the company’s common stock (up to the beneficial ownership limitation applicable to each holder) at a value per share equal to the lesser of $1.50 or the per share price of securities issued in the company’s subsequent equity offering. The remaining balance of any outstanding accrued ABL fees will be added to the principal amount of the Notes. The $132 has not been paid nor any shares issued as of the date of these financial statements

Option Notes

●	The maturity date of the Option Notes will be amended to March 31, 2025.
●	The conversion price of the Option Notes will be amended to 120% of the arithmetic average of the Daily VWAP for the five (5) VWAP Trading Days beginning on, and including, the VWAP Trading Day immediately following the consummation of an equity offering undertaken for purposes of satisfying the terms and conditions of the Waiver and Amendment.
●	The Option Notes shall bear interest at a rate of 10% per annum, with 5% per annum payable in cash and 5% per annum payable “in kind” by adding such PIK interest to the unpaid principal amount.
●	The company shall have the right at any time prior to the date that is the 180th day from the effective date to prepay the amended and restated Option Notes, in whole or in part, at a price equal to 102% of the principal amount plus all accrued and unpaid interest thereon to the date of prepayment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15€ and 15d-15€ under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and the oversight of our audit committee, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report does not contain an attestation report of our independent registered public accounting firm related to internal control over financial reporting because the rules for smaller reporting companies provide an exemption from the attestation requirement.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Amendment to Limited Waiver, Deferral, and Amendment and Restatement Agreement dated February 12, 2024

On February 12, 2024, Reed’s entered into a Limited Waiver, Deferral, and Amendment and Restatement Agreement (the “Waiver and Amendment”) with each holder of the Notes payable to Whitebox (see Note 7). Subject to the Waiver and Amendment, the holders agreed to temporarily waive certain events of default under the Notes, including the failure to pay Excess ABL Amounts and the failure to pay amortization payments due December 1, 2023 to April 30, 2024, and to waive the maturity date of the Option Notes originally due through November 28, 2023, to April 30, 2024.

In addition, as of the date of these financial statements, the Company and Whitebox have tentatively agreed to amend and restate the Notes in full to provide, among other things, the following:

Original Notes

●	The conversion price of the Original Notes will be amended to be between 125% and 145% of the effective price of the company’s subsequent equity offering, with the premium set based on the aggregate gross proceeds realized by the company in the offering and the conversion price subject to a cap of $7.50 per share.
●	A portion of the outstanding ABL accrued fees will be satisfied through payment of $132 in cash and the issuance of shares of the company’s common stock (up to the beneficial ownership limitation applicable to each holder) at a value per share equal to the lesser of $1.50 or the per share price of securities issued in the company’s subsequent equity offering. The remaining balance of any outstanding accrued ABL fees will be added to the principal amount of the Notes. The $132 has not been paid nor any shares issued as of the date of these financial statements

Option Notes

●	The maturity date of the Option Notes will be amended to March 31, 2025.
●	The conversion price of the Option Notes will be amended to 120% of the arithmetic average of the Daily VWAP for the five (5) VWAP Trading Days beginning on, and including, the VWAP Trading Day immediately following the consummation of an equity offering undertaken for purposes of satisfying the terms and conditions of the Waiver and Amendment.
●	The Option Notes shall bear interest at a rate of 10% per annum, with 5% per annum payable in cash and 5% per annum payable “in kind” by adding such PIK interest to the unpaid principal amount.
●	The company shall have the right at any time prior to the date that is the 180th day from the effective date to prepay the amended and restated Option Notes, in whole or in part, at a price equal to 102% of the principal amount plus all accrued and unpaid interest thereon to the date of prepayment.

SAFE Investment

On March 7, 2023, John J. Bello funded $300,000 to Reed’s through a Simple Agreements for Future Equity (“SAFE”) investment. The SAFE investment convert into the next equity financing of Reed’s on the same terms and conditions as investors in Reed’s next equity financing, subject to certain limitations and conditions. The SAFE has not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and instead was offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act on the basis that there was no public offering.

10b5-1 Trading Arrangements

During the 16 weeks ended December 30, 2023, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

General

Reed’s current directors have terms which will end at the next annual meeting of the stockholders and until each of their successors is elected and qualified. The following table sets forth certain information with respect to our current directors and executive officers as of date of this Annual Report:

Name	Position	Age
Norman E. Snyder, Jr.	Chief Executive Officer, Director	62
Joann Tinnelly	Chief Financial Officer, Secretary	55
Christopher Burleson	Chief Commercial Officer	42
John J. Bello	Chairman of the Board	78
Lewis Jaffe	Director, Chairman of Governance Committee, Member of Audit and Compensation Committee	67
Thomas W. Kosler	Director, Chairman of the Audit Committee	69
Louis Imbrogno, Jr.	Director, Chairman of Compensation Committee and member of Audit Committee and Governance Committee	79
Shufeng Deng	Vice Chairman of Board and Chairman of Asian Operations	59
Randle Lee Edwards	Director	58

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

Joann Tinnelly was appointed Chief Financial Officer effective October 19, 2023. She previously served as Interim Chief Financial Officer of Reed’s, from March 31, 2023 through October 18, 2023 and from November 22, 2019, through December 1, 2019. She has over 30 years of finance and accounting experience in global public and private equity company environments. She is a Certified Public Accountant and has served as Vice President and Corporate Controller of Reed’s since July 2018. Prior to joining Reed’s, from May 2014 to May 2017, she served as Assistant Controller of Steel Excel, Inc., a subsidiary of Steel Partners Holdings, a global diversified holding company. Prior to 2014, Ms. Tinnelly served as Vice President Financial Planning & Analysis and as Assistant Corporate Controller at USI Insurance Services, Assistant Vice President of Royal Bank of Scotland (RBS) Group, multiple financial roles at Momentive Performance Materials and General Electric and financial auditing at PriceWaterhouseCoopers. Ms. Tinnelly holds a Master of Business Administration in Finance and a Bachelor of Business Administration in Public Accounting both from Pace University.

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

Shufen Deng was appointed Vice Chairman of the Board and Chairman of Asian Operations on February 8, 2024. Prior, she had served as director since July 7, 2023. Mrs. Deng has been the sole shareholder and sole director of D&D Source of Life Holding Ltd. (“D&D”), the Company’s largest shareholder, since February 2023, D&D was the lead investor in Reed’s PIPE transaction which closed on March 25, 2023. As part of the PIPE transaction, the parties entered into a shareholders agreement dated May 25, 2023, pursuant to which Reed’s agreed to support D&D’s nomination of up to two board designees, one of which shall be an independent director. Shufen Deng is D&D’s non-independent designee. From April 2017 through March 2021, she served as Chairman and General Manager of Baolingbao Biology Co., Ltd. (China), and she continues to serve as a member of its board of directors and its compensation committee member. Prior, she served for seven years as a judge in China.

Randle Lee Edwards was appointed to the board on December 12, 2023. He is a corporate attorney with over 25 years of experience practicing in New York and China. He has advised Chinese, U.S., and European companies on a broad range of public and private M&A transactions, including public mergers, stock and asset acquisitions and dispositions, venture capital and private equity deals, as well as the establishment or dissolution of joint ventures. He has served as a member of the supervisory board of Whirlpool (China) Co. Ltd. (Shanghai, China) since March 2023. Previously, he served as Of Counsel to Sherman & Sterling LLP (Beijing, China), from January 2020 to March 2021. Mr. Edwards was a partner at Sherman & Sterling, LLP from January 2001 to December 2019. Mr. Edwards is proficient in Mandarin and is a member of the State Bar of New York. Mr. Edwards holds a J.D. from Columbia University School of Law and a B.A from Columbia College. Mr. Edwards is D&D’s independent designee.

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

Code of Ethics

Our Chief Executive Officer and all senior financial officers, including the Chief Financial Officer and Interim Chief Financial Officer, are bound by a Code of Ethics that complies with Item 406 of Regulation S-B of the Exchange Act. Our Code of Ethics is posted on our website www.drinkreeds.com at http://investor.reedsinc.com. We will satisfy the disclosure requirement of Item 5.05 of Form 8-K (which requires disclosure on Form 8-K or the Company website of certain waivers or amendments of the Company’s code of ethics) by posting information at this location on the Company website.

We undertake to provide a copy of our Code of Ethics to anyone without charge. To request a copy, please contact our investor relations via telephone, email or mail, as follows:

Investor Relations at Reed’s Inc.

201 Merritt 7 Corporate Park

Norwalk, Connecticut 06851

ir@reedsinc.com

(800) 997-3337 Ext. 2 or (617) 956-6736

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities.

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Reed’s under 17 CFR 240.16a-3(e) during our fiscal year ended December 31, 2023, the following individuals each filed one late Form 4 representing one transaction (unless otherwise noted): John J. Bello, Joann Tinnelly, Christopher Burleson and Randle Lee Edwards each filed one late Form 3. None of our officers or directors filed Form 5.

Stockholder Director Nomination Procedures

There have not been any material changes to the procedures by which stockholders may recommend nominees to our board of directors.

Item 11. Executive Compensation

The following table summarizes all compensation for fiscal years 2023 and 2022 earned by our “Named Executive Officers” during the reported periods:

Name and Principal Position	Year	Salary		Bonus		Stock Awards (1)	All Other Compensation (2)		Total
Norman E. Snyder, Jr.	2023		$310,083		$-	$-		$14,172		$324,255
Chief Executive Officer	2022		$360,500		$-	$-		$15,721		$376,221

Thomas J. Spisak(3)	2023		$60,396		$-	2,633		$10,637		$73,666
Former Chief Financial Officer	2022		$250,075		$-	-		$10,422		$260,497

Neal Cohane(4)	2023				$-			$158,422		$158,422
Former Chief Sales Officer	2022		$250,000		$-			$17,339		$267,339

Joann Tinnelly(5)	2023		$179,375		$-			$6,765		$186,140
Chief Financial Officer	2022		$200,875		$-			$8,247		$209,122

Christopher Burleson	2023		$275,000		$-	36,864		$11,711		$323,575
Chief Commercial Officer	2022	$		$			$		$

(1) The amounts represent the fair value for share-based payment awards issued during the year. The award is calculated on the date of grant in accordance with Financial Accounting Standards.

(2) Other compensation includes both cash payments and the estimated value of the use of Company assets.

(3) Thomas J. Spisak resigned effective March 30, 2023.

(4) Neal Cohane resigned effective July 1, 2023.

(5) Joann Tinnelly was appointed Interim Chief Financial Officer on March 31, 2023 and subsequently appointed permanent Chief Financial Officer on October 19, 2023.

Employment Arrangements

Mr. Snyder’s employment agreement expired on March 1, 2024. Under the agreement, Mr. Snyder was eligible to receive a performance-based cash bonus at a target amount of 50% of his base salary in effect. He was also eligible to participate in Reed’s other benefit plans available to its executive officers. The agreement provided for acceleration of equity grants triggered by a “change of control”, as defined in the agreement, and contained customary, non-competition, confidentiality, invention assignment and non-solicitation covenants. Mr. Snyder was also entitled to six months’ severance benefits in the event of termination without cause by Reed’s or for good reason by Mr. Snyder, subject to execution of a release. The Company and Mr. Snyder are in the process of reinstating his employment agreement.

Mr. Spisak’s at will employment agreement provided for a performance-based cash bonus at a target amount of 30% of his base salary. Mr. Spisak was also eligible to participate in Reed’s other benefit plans available to its executive officers. The agreement contained customary confidentiality, non-competition and invention assignment covenants. Thomas J. Spisak resigned from his position as Chief Financial Officer effective March 30, 2023.

Joann Tinnelly receives a salary of $305,000 and is eligible for an annual performance bonus based on a target of 35% of her annual salary (to be determined by the Company in its sole discretion).

Christopher Burleson receives a salary of $315,000 and is eligible for an annual performance bonus based on a target of 35% of his annual salary (to be determined by the Company in its sole discretion).

Termination of Employment/Retirement

None of our Named Executive Officers have any arrangement that provides for retirement benefits, or benefits that will be paid primarily following retirement.

None of our Named Executive Officers has a contract, agreement, plan or arrangement that is currently in effect, whether written or unwritten, that provides for payment to him or her following, or in connection with resignation, retirement or other termination, or a change in control of the Company or a change in the Named Executive Officer’s responsibilities following a change in control.

The Compensation Committee of the board retains discretion to determine the treatment of outstanding stock option awards in connection with a change in control of the Company, subject to the terms of contractual agreements.

Recovery of Erroneously Awarded Compensation

Not applicable.

Outstanding Equity Awards at Year-End

The following table sets forth information regarding unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2023:

Name and Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Norman E. Snyder, Jr. (Chief Executive Officer)	7,685	-	2,230	$44.00	2/25/2030
	500	-	-	$25.00	3/25/2030
	4,322	-	625	$35.00	5/20/2030
	11,890	2,216	2,015	$47.50	9/16/2030

Joann Tinnelly (Chief Financial Officer)	2500	1,501	-	$124.50	2/4/2029
	-	-	960	$25.00	3/25/2030
	5328	992	903	$47.50	9/16/2030

Christopher J. Burleson (Chief Commercial Officer)	0	0	0	$0

Director Compensation

The following table summarizes the compensation paid to our non-employee directors for the year ended December 31, 2023:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
John J. Bello	$50,000		-	-	-	$50,000
Lewis Jaffe	$50,000		-	-	-	$50,000
James C. Bass(1)	$50,000		-	-	-	$50,000
Louis Imbrogno, Jr.	$50,000		-	-	-	$50,000
Thomas W. Kosler	$50,000		-	-	-	$50,000
Shufeng Deng (2)	$-	$-	-	-	-	$-
Randle Lee Edwards (3)	$-	$-	-	-	-	$-
Leon M. Zaltzman (4)	$-	$-	-	-	-	$-

(1)	James C. Bass served as a director until the Annual Stockholders’ Meeting on December 12, 2023, at which he did not stand for re-election.
(2)	Shufeng Deng was appointed to the board effective July 7, 2023. On February 8, 2024, she was appointed as Vice Chairman of the Board and Chairman of Asian Operations. She elected to waive non-employee director compensation due to her position as the principal and director designee of D&D Source of Life Holding, LTD.
(3)	Randle Lee Edwards was appointed to the board effective December 12, 2023.
(4)	Leon M. Zaltzman was appointed to the board effective March 22, 2022. Mr. Zaltzman elected to waive non-employee director compensation due to his position with the Union Square Entities. He resigned his position on July 7, 2023 but continues as a board observer

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 19, 2024 for (i) each Named Executive Officer and director, and (ii) all Named Executive officers and directors as a group (iii) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock n . A person is considered to beneficially own any shares (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 19, 2024. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 19, 2024 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated, the principal address of each listed executive officer and director is 201 Merritt 7 Corporate Park, Norwalk, Connecticut 06851.

Named Beneficial Owner Directors and Named Executive Officers	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned Prior to Conversion of SAFEs(1)	Percentage of Shares Beneficially Owned After Conversion of SAFEs (2)
John J. Bello (3)	681,275	15.2%	9.7%
Norman E. Snyder, Jr. (4)	59,624	1.4%	0.9%
Joann Tinnelly (5)	18,230	0.4%	0.3%
Chris Burleson	24,160	0.6%	0.3%
Shufeng Deng (9)	3,160,452	49.2%	44.2%
Thomas W Kosler (6)	13,918	0.3%	0.2%
Louis Imbrogno (7)	9,617	0.2%	0.1%
Lewis Jaffe (8)	7,395	0.2%	0.1%

Directors and Named Executive Officers as a group (8 persons)	3,974,671	58.6%	54.4%

5% or greater stockholders
D&D Source of Life Holding LTD (9)	3,160,452	49.2%	44.2%
Union Square Entities (10)	1,230,699	25.3%	17.4%
Whitebox Entities (11)	429,775	9.9%	9.9%

* Less than 1%

(1) Beneficial ownership is calculated pursuant to Section 13d-3 of the Securities Exchange Act of 1934, as amended, and includes shares underlying derivative securities that are currently exercisable or convertible or may be exercised or converted within 60 days. 4,187,291 shares were outstanding as of March 19, 2024. In accordance with Section 13d-3, the shares underlying derivative securities are added to the denominator only for the holder of the derivative securities.

(2) SAFE investments convert at lesser of price of next equity financing of $1.50. Aggregate SAFE investments to date will convert into approximately 2,731,206 shares calculated based on $1.50 per share conversion price on closing of next equity financing, expected within 60 days. In this column, the aggregate amount of shares underlying all outstanding SAFEs has been added to the number of shares outstanding to illustrate beneficial ownership post-conversion of the SAFE.

(3) Includes shares underlying 97,240 warrants, 20 shares underlying stock options, and 200,000 shares underlying a SAFE.

(4) Includes 37,605 shares underlying options and 2,856 shares underlying warrants.

(5) Includes 14,863 shares underlying options.

(6) Includes 3,572 shares underlying warrants.

(7) Includes 1,600 shares underlying options and 2,671 shares underlying warrants.

(8) Includes 1,000 shares underlying options.

(9) Mrs. Deng has voting and dispositive control over shares held by D&D Source of Life Holdings. Ltd. Includes 145,828 underlying warrants and 2,000,000 shares underlying SAFE.

Principal address is 26 Harbour Road, Wanchai, Rooms 3006-07, China Resources Building.

(10) Includes 145,828 Shares issuable upon exercise of warrants and estimated 531,205 underlying SAFE investment.

“Union Square Entities” are Union Square Park Partners, LP (the “USPP Fund”), Union Square Park Capital Management, LLC (“USPCM”), Union Square Park GP, LLC (“USPGP”) and Leon M. Zaltzman, an individual.

USPCM serves as the investment manager to the USPP Fund and as such may be deemed to have voting and investment power over the securities held by the USPP Fund. USPGP serves as the general partner of the USPP Fund and as such may be deemed to have voting and investment power over the securities held by the USPP Fund. Mr. Zaltzman is the managing member of each of USPCM and USPGP and has voting and dispositive control over shares held by the Union Square Entities.

(11) Includes approximately 172,032 shares of common stock that WA and WGP have the right to acquire upon conversion of Notes, subject to the Blocker (defined below), which amount has been added to the shares of common stock outstanding in accordance with Rule 13d-3(d)(1)(i) under the Act for calculation of percentage. Whitebox Entities are: Whitebox Advisors LLC, a Delaware limited liability company (“WA”); Whitebox General Partner LLC, a Delaware limited liability company (“WGP”); and Whitebox Multi-Strategy Partners, a Cayman Islands exempted limited partnership (“WMP”). Each of WA and WGP is deemed to be the beneficial owner of approximately 429,775 shares of Common Stock, as a result of WA’s clients’ ownership of (i) 257,743 shares of Common Stock and (ii) $15,098,532.77 of the Issuer’s Secured Convertible Promissory Notes (“Notes”), which are convertible into shares of Common Stock based on the initial conversion rate of approximately 0.08306 shares of Common Stock per one dollar ($1) principal amount of Notes, but subject to the Blocker (as defined herein). The Notes are subject to a blocker which prevents the holder from converting the Notes to the extent that, upon such conversion, the holder would beneficially own in excess of 9.9% of the shares of Common Stock outstanding as a result of the conversion (the “Blocker”). WMP may be deemed to be the beneficial owner of approximately 248,312 shares of Common Stock, as a result of its ownership of 148,916 shares of Common Stock and $8,723,597.02 of the Notes and subject to the Blocker as applied to the aggregate number of Notes held by WA’s clients and then applied pro rata to the Notes held directly by WMP. The address of the business office of WMP is: Mourant Governance Services (Cayman) Limited. 94 Solaris Avenue, Camana Bay, PO Box 1348, Grand Cayman, KY1-1108, Cayman Islands.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2023, our Amended and Restated 2020 Plan was in effect. Our Second Amended and Restated 2017 Incentive Compensation Plan was discontinued, although outstanding awards granted per its terms remain in effect.

The following table provides information, as of December 31, 2023, with respect to equity securities authorized for issuance under our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in
Plan Category	(a)	(b)	Column (a)

Equity compensation plans approved by security holders	145,012	$45.09	189,213
Equity compensation plans not approved by security holders	0	$-	0
TOTAL	145,012	$45.09	189,213

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

If a related person proposes to enter into such a transaction, arrangement or relationship, defined as a “related party transaction,” the related party must report the proposed related party transaction to our Chief Financial Officer. The policy calls for the proposed related party transaction to be reviewed and, if deemed appropriate, approved by the Governance Committee. Our Governance Committee is comprised of Lewis Jaffe and Louis Imbrogno, Jr. Mr. Jaffe serves as Chairman. The board of directors has determined both of the members of the Governance Committee are independent under the rules of the Nasdaq Stock Market, LLC. If practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the Governance Committee will review, and, in its discretion, may ratify the related party transaction. Any related party transactions that are ongoing in nature will be reviewed annually at a minimum..

The following includes a summary of transactions since the beginning of fiscal 2023 or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to or better than terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

John J. Bello

John J. Bello is the Chairman of the board of directors and significant stockholder of Reed’s, beneficially owning approximately 13% of Reed’s outstanding common stock .In March 2023 he funded $300,000 to Reed’s through a Simple Agreements for Future Equity (“SAFE”) investment. The SAFE investment convert into the next equity financing of Reed’s on the same terms and conditions as investors in Reed’s next equity financing, subject to certain limitations and conditions.

Leon M. Zaltzman and the Union Square Entities

Leon M. Zaltzman served as a director on Reed’s board of directors from March 21, 2022 through July 7, 2023. Since his resignation, he is a board observer as a representative of the Union Square Entities.

Mr. Zaltzman is the founder and managing member of Union Square Park Capital Management, LLC (“USPCM”), an SEC Registered Investment Adviser firm and is also the managing member of Union Square Park GP (“USPGP”). USPCM and USPGP serve as the investment manager and general partner to Union Square Park Partners, LP (“USPP Fund”), respectively. Foregoing entities hereinafter collectively referred to as the “Union Square Entities”. The Union Square Entities are a significant stockholder of Reed’s and beneficially own approximately 18% of Reed’s issued and outstanding common stock.

On February 8, 2024, Union Square Park Partners LP funded $798,808 to Reed’s through the SAFE investment.

D&D Source of Life Holding LTD

D&D Source of Life Holding LTD (“D&D”) is a significant stockholder of Reed’s and beneficially owns approximately 47% of Reed’s outstanding common stock.  As part of D&D ‘s initial investment in Reed’s, D&D was given a preemptive right to purchase its pro-rata share, based on the ratio of its ownership of shares of common stock in the Company to all of the outstanding shares of common stock in the Company, of any investment in the equity securities or equity-linked securities of the Company. Further, the board of directors agreed to support D&D’s nomination of two board designees, one of which must be independent director. Shufen Deng, the sole owner of D&D, is D&D’s director designee and Randle Lee Edwards is D&D’s independent designee.

On February 8, 2024, D&D funded $3,000,000 in the SAFE investment.

As part of its SAFE investment, D&D was given the right to designate a second independent director nominee to the board of directors of Reed’s, and Reed’s agreed to limit the size of its board of directors to a maximum of nine (9) for so long as D&D owns 25% or more of the equity securities of Reed’s. Further, the parties agreed that Mrs. Deng would be appointed Vice Chairman of the Board and Chairman of Asian Operations. He appointment was effective February 8, 2024.

Director Independence

As of the date of this Annual Report, our board has seven directors and the following three standing committees: an Audit Committee, a Compensation Committee and a Governance Committee. The board, upon recommendation from the Compensation Committee, determined each of Lewis Jaffe, Thomas W. Kosler, Louis Imbrogno, Jr. and Randle Lee Edwards is an “independent director” as defined by Rule 5605(a)(2) of The NASDAQ Stock Market Rules (the “NASDAQ Rules”). Independence of board members is re-evaluated by the board annually. We intend to maintain at least a majority of independent directors on our board in the future.

Item 14. Principal Accounting Fees and Services

Weinberg & Company, P.A. (“Weinberg”) was our independent registered public accounting firm for the years ended December 31, 2023, and 2022.

The following table shows the fees paid or accrued by us for the audit and other services provided by Weinberg for the years ended December 31, 2023, and 2022:

	2023	2022

Audit Fees	$215,314	$205,304
Audit-Related Fees		-
Tax Fees	47,841	38,674
All Other Fees	8,645	8,820
Total	$271,800	$252,798

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

Tax Fees

Weinberg prepared our 2023 and 2022 Federal and state income tax returns.

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

Date: April 1, 2024	REED’S, INC.
a Delaware corporation

	By:	/s/ Norman E. Snyder, Jr.
Norman E. Snyder, Jr.
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.(new board members to de added)

Signature	Title	Date

/s/ Norman E. Snyder, Jr.	Chief Executive Officer,	April 1, 2024
Norman E. Snyder, Jr.	(Principal Executive Officer), Director

/s/ Joann Tinnelly	Chief Financial Officer	April 1, 2024
Joann Tinnelly	(Principal Financial Officer)

/s/ John J. Bello	Chairman of the Board	April 1, 2024
John J. Bello

/s/ Lewis Jaffe	Director	April 1, 2024
Lewis Jaffe

/s/ Thomas W. Kosler	Director	April 1, 2024
Thomas W. Kosler

/s/ Louis Imbrogno, Jr.	Director	April 1, 2024
Louis Imbrogno, Jr.

/s/ Shufen Deng.	Vice Chairman of the Board and Chairman of Asian Operations	April 1, 2024
Shufen Deng.

/s/ Randle Lee Edwards	Director	April 1, 2024
Randle Lee Edwards

INDEX TO EXHIBITS

ITEM 15(a)(3)

The following is a list of the exhibits filed as part of this Form 10-K. The documents incorporated by reference can be viewed on the SEC’s website at http://www.sec.gov.

Exhibit

3(i)	Certificate of Incorporation of Reeds, Inc. which is incorporated herein by reference to exhibit 3(iv) to Form 10-K filed with SEC on May 15, 2023.
3(ii)	Amended and Restated Bylaws of Reed’s, Inc. which is incorporated by reference to Exhibit 3.8 to Form 10-K/A filed with the SEC on April 8, 2020.
3(vi)	Description of Securities.
4.1	Form of Warrant issued to Raptor/ Harbor Reed’s SPV LLC on December 11, 2020 which is incorporated by reference to Exhibit 4.1 to Form 10-K filed with the SEC on March 30, 2021.
4.2	Form of Warrant issued to Union Square Park Partners, LP which is incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on March 21, 2022.
4.3	Form of Warrant 2022 PIPE which is incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on March 14, 2022.
4.4	Form of Secured Convertible Promissory Note issued May 9, 2022 which is incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on May 10, 2022.
4.5	Form of Warrant issued May 25, 2023 which is incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on May 31, 2023.
4.6	Form of Option Note in favor of Wilmington Savings Fund Society, FSB which is incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on May 31, 2023.
4.7	Simple Agreement for Future Equity by and between Reed’s, Inc. and D&D Source of Life Holding Ltd. dated February 8, 2024.
4.8	Simple Agreement for Future Equity by and between Reed’s, Inc. and John J. Bello dated March 7, 2024.
4.9	Simple Agreement for Future Equity by and between Reed’s, Inc. and Union Square Park Partners LP dated February 8, 2024.
10.1*	Form of Reed’s, Inc. Indemnification Agreement.
10.2*	Reeds, Inc. 2020 Equity Incentive Plan, as amended December 30, 2021.
10.3*	Reed’s Inc. 2024 Inducement Plan.
10.4	Registration Rights Agreement by and between Reed’s, Inc. and Raptor/ Harbor Reeds SPV LLC, dated December 11, 2020 which is incorporated by reference to Exhibit 10.2 to Form 10-K filed with the SEC on March 30, 2021.
10.5	Sublease Agreement by and between Reed’s, Inc., Merritt 7 Venture L.L.C., and GE Capital US Holdings, Inc., dated September 1, 2018 which is incorporated by reference to Exhibit 10.7 to Form 10-Q filed with the SEC on November 14, 2018.
10.6	Form of Securities Purchase Agreement by and among Reed’s, Inc, and certain investors dated March 10, 2022 which is incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 14, 2022.
10.7	Form of Registration Rights Agreement by and among Reed’s, Inc, and certain investors dated March 10, 2022 which is incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on March 14, 2022.
10.8	Ledgered ABL Agreement by and between Reed’s, Inc. and Alterna Capital Solutions, LLC dated March 28, 2022 which is incorporated by reference to Exhibit 10.31 to Form 10-K filed with the SEC on March 15, 2022.
10.9	Note Purchase Agreement by and between Reed’s, Inc., Wilmington Savings Fund Society, FSB and purchasers dated May 9, 2022 which is incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 10, 2022.
10.10	Registration Rights Agreement by and between Reed’s, Inc. and purchasers dated May 9, 2022 which is incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on May 10, 2022.
10.11	Collateral Sharing Agreement by and among Alterna Capital Solutions LLC, Reed’s, Inc. and Wilmington Savings Fund Society, FSB dated May 9,2022 which is incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on May 10, 2022.
10.12	Limited Waiver and Amendment to 10% Secured Convertible Notes by and between Reed’s, Inc., Wilmington Savings Fund Society, FSB, and holders effective August 11, 2022 which is incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the SEC on November 14, 2022.

10.13	Partial Option Exercise and Second Amendment to 10% Convertible Notes with Wilmington Savings Fund Society, FSB dated February 10, 2023 which is incorporated by reference to Exhibit 10.19 to Form 10-K filed with the SEC on May 15, 2023.
10.14	Limited Waiver and Deferral Agreement with Wilmington Savings Fund Society, FSB dated February 12, 2023 which is incorporated by reference to Exhibit 10.20 to Form 10-K filed with the SEC on May 15, 2023.
10.15+	Partial Option Exercise and Third Amendment Agreement to 10% Secured Convertible Notes by and between Reed’s, Inc. and Wilmington Savings Fund Society, FSB dated May 30, 2023 which is incorporated by reference to Exhibit 10.19 to Form 10-K filed with the SEC on May 15, 2023.
10.16	Limited Waiver and Amendment to 10% Secured Convertible Notes by and between Reed’s, Inc., Wilmington Savings Fund Society, FSB, and holders dated April 11, 2023 which is incorporated by reference to Exhibit 10.22 to Form 10-K filed with the SEC on May 15, 2023.
10.17	Securities Purchase Agreement dated May 25, 2023 by and between Reed’s, Inc. and D&D Source of Life Holding Ltd. and certain other investors which is incorporated by reference to Exhibit 10.1.to Form 8-K filed with the SEC on May 31 2023.
10.18	Shareholders Agreement dated May 25, 2023 by and between Reed’s, Inc. and D&D Source of Life Holding Ltd which is incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on May 31, 2023.
10.19	Registration Rights Agreement dated May 25, 2023 by and between Reed’s, Inc., and D&D Source of Life Holdings Ltd and certain other investors which is incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on May 31, 2023.
10.20	Amended Registration Rights Agreement by Reed’s, Inc. and the holders of 10% secured convertible notes dated May 30, 2023 which is incorporated by reference to Exhibit 10.4 to Form 8-K filed with the SEC on May 31, 2023.
10.21+	Partial Option Exercise and Third Amendment Agreement to 10% Secured Convertible Notes by and between Reed’s, Inc. and Wilmington Savings Fund Society, FSB dated May 30, 2023 which is incorporated by reference to Exhibit 10.5 to Form 8-K filed with the SEC on May 31, 2023.
10.22	Limited Waiver and Deferral Agreement by and between Reed’s, Inc. and Wilmington Savings Fund Society, FSB dated May 30, 2023 which is incorporated by reference to Exhibit 10.6 to Form 8-K filed with the SEC on May 31, 2023.
10.23+	Fifth Amendment to the 10% Secured Convertible Notes by and between Reed’s, Inc. and Wilmington Savings Fund Society, FSB dated May 30, 2023 dated October 5, 2023.
10.24	Limited Waiver, Deferral, and Amendment and Restatement Agreement by and between Reed’s, Inc. and each holder and Wilmington Savings Fund Society, FSB, holder representative and collateral agent dated February 12, 2024 which is incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC February 13, 2024.
14	Code of Ethics
21	Subsidiaries of Reed’s, Inc. (none)
23	Consent of Weinberg & Co., PA.
24	Power of Attorney. (included on signature page)
31	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Reed’s, Inc. Clawback Policy for Covered Executives.
101	The following materials from Reed’s, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Stockholders Equity, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements.
104	The cover page from the Reed’s, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.

+Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulations S-K. The Company will furnish supplementally an unredacted copy of such exhibit to the Securities and Exchange Commission or its staff upon request.

* Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this report.

