Form 10-Q
period 2024-03-31
REED'S, INC.
filed 2024-05-20
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 4,187,291 shares of Common Stock outstanding as of May 10, 2024.

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

There are 4,187,291 shares outstanding as of May 10th, 2024.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This report contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “position,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. These risks and uncertainties include, but are not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Form 10-K”) as updated by “Part II, Item 1A” of this report should be considered when evaluating our trends and future results. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. The discussion of risks in this report is by no means all-inclusive but is designed to highlight what we believe are important factors to consider when evaluating our future performance.

ii

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S, INC,

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$314	$603
Accounts receivable, net of allowance of $258 and $860, respectively	3,251	3,571
Inventory	12,017	11,300
Receivable from former related party	264	259
Prepaid expenses and other current assets	2,332	2,028
Total current assets	18,178	17,761

Property and equipment, net of accumulated depreciation of $1,136 and $1,068, respectively	441	493
Intangible assets	631	629
Total assets	$19,250	$18,883

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,484	$9,133
Accrued expenses	872	1,096
Revolving line of credit, net of capitalized financing costs of $161 and $201, respectively	7,844	9,758
Payable to former related party	331	259
Current portion of convertible notes payable, net of debt discount of $509 and $424, respectively	7,339	6,737
Current portion of lease liabilities	155	207
Total current liabilities	25,025	27,190

SAFE agreements	4,097	-
Convertible note payable, net of debt discount of $45 and $148, respectively, less current portion	10,853	10,874
Total liabilities	39,975	38,064

Stockholders’ deficit:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 180,000,000 shares authorized; 4,187,291 and 4,187,291 shares issued and outstanding, respectively	-	-
Additional paid in capital	119,581	119,452
Accumulated deficit	(140,400)	(138,727)
Total stockholders’ deficit	(20,725)	(19,181)
Total liabilities and stockholders’ deficit	$19,250	$18,883

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	March 31, 2024	March 31, 2023
Net Sales	$9,595	$11,157
Cost of goods sold	6,182	8,459
Gross profit	3,413	2,698

Operating expenses:
Delivery and handling expense	1,502	2,120
Selling and marketing expense	1,093	1,447
General and administrative expense	1,468	1,709
Total operating expenses	4,063	5,276

Loss from operations	(650)	(2,578)

Interest expense	(1,023)	(1,779)

Net loss	$(1,673)	$(4,357)

Net loss per share – basic and diluted	$(0.40)	$(1.70)

Weighted average number of shares outstanding – basic and diluted	4,187,291	2,559,855

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	4,187,291	$-	9,411	$94	$119,452	$(138,727)	$(19,181)
Fair value of vested options					129		129

Net loss			-	-	-	(1,673)	(1,673)
Balance, March 31, 2024	4,187,291	$-	9,411	$94	$119,581	$(140,400)	$(20,725)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	2,519,485	$-	9,411	$94	$114,635	$(123,199)	$(8,470)

Fair value of vested options					229		229
Fair value of vested restricted shares granted to officers	750				4		4
Repurchase of common stock	(274)				(1)		(1)
Common shares issued for financing costs	82,438				273		273
Net loss	-		-	-	-	(4,357)	(4,357)
Balance, March 31, 2023	2,602,399	$-	9,411	$94	$115,140	$(127,556)	$(12,322)

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

(Amounts in thousands)

	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net loss	$(1,673)	$(4,357)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	29	47
Amortization of debt discount	144	281
Fair value of vested options	129	229
Fair value of vested restricted shares granted to officers	-	4
Change in allowance for doubtful accounts	(601)	(39)
Inventory write-downs	(783)	(228)
Accrued interest	564	1,113
Changes in operating assets and liabilities:
Accounts receivable	922	1,044
Inventory	66	1,102
Prepaid expenses and other assets	(1,305)	338
Decrease in right of use assets	39	32
Accounts payable	351	1,360
Accrued expenses	(225)	235
Lease liabilities	(52)	(44)
Net cash provided by (used in) operating activities	(2,395)	1,117
Cash flows from investing activities:
Trademark costs	(2)	-
Purchase of property and equipment	(16)	-
Net cash used in investing activities	(18)	-
Cash flows from financing activities:
Proceeds from line of credit	8,285	8,699
Payments on line of credit	(10,239)	(12,120)
Proceeds from convertible note payable, net of expenses	-	2,405
Proceeds from SAFE agreement	4,097	-
Payment of cost recorded as debt discount	(86)
Repurchase of common stock	-	(1)
Amounts from former related party, net	67	(166)
Net cash provided by (used in) financing activities	2,124	(1,183)

Net increase (decrease) in cash	(289)	(66)
Cash at beginning of period	603	533
Cash at end of period	$314	$467

Supplemental disclosures of cash flow information:
Cash paid for interest	$318	$390
Non-cash investing and financing activities:
Reclass of prepaid expenses and accounts payable	$1,000	$0

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three Months Ended March 31, 2024 and 2023 (Unaudited)

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of Reed’s, Inc. (the “Company”, “we”, “us”, or “our”), have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024. The accompanying condensed financial statements are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2024, and the results of its operations and its cash flows for the three months ended March 31, 2024 and 2023. The balance sheet as of December 31, 2023 is derived from the Company’s audited financial statements.

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2024.

Liquidity

For the three months ended March 31, 2024, the Company recorded a net loss of $1,673 and used cash in operations of $2,395. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. As of the issuance date of these financial statements, management expects that the Company’s existing cash of $314, which includes $4,100 of additional cash received during the three months ended March 31, 2024, from investments with significant stockholders plus expected cash from operations, will be sufficient to fund the Company’s current operating plan for at least twelve months from the date of issuance of these financial statements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Historically, we have financed our operations through public and private sales of common stock, issuance of preferred and common stock, convertible debt instruments, term loans and credit lines from financial institutions, and cash generated from operations. To alleviate these conditions, management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners, strategic transactions or through obtaining credit from financial institutions. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

We have also taken decisive action to improve our margins, including fully outsourcing our manufacturing process, streamlining our product portfolio, negotiating improved vendor contracts and restructuring our selling prices.

Recent Trends - Market Conditions

Although the U.S. economy continued to grow throughout 2023 and into Q1 2024, the higher inflation, the actions by the Federal Reserve to address inflation, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. We have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. Although we regularly monitor companies in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations.

During the three months ended March 31, 2024, the Company experienced moderation from the elevated freight costs experienced in 2023. The average cost of shipping and handling for the three months ended March 31, 2024, was $3.01 per case, as compared to $3.46 per case for the three months ended March 31, 2023. Although the Company has experienced decreases in freight costs over the last four quarters, in the Company’s opinion there remains a volatile environment and the Company will continue to monitor pricing and availability in transportation. Mitigation plans have been implemented to manage this risk. The Company has been negatively impacted by supply chain challenges affecting our ability to benefit from strong demand for, and increased sales of our product. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins. The Company has experienced moderation in inflation and anticipates this to continue throughout 2024.

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

For the periods ended March 31, 2024 and 2023, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	March 31, 2024	March 31, 2023
Warrants	549,292	235,946
Options	141,869	174,460
Convertible note payable	1,557,066	1,257,491
Unvested restricted common stock	-	710
Common stock equivalent of Series A Convertible Preferred stock	753	753
Total	2,248,980	1,669,360

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs aggregated $17 and $55 for the three months ended March 31, 2024 and 2023, respectively.

Concentrations

Net sales. During the three months ended March 31, 2024, the Company’s two largest customers accounted for 17% and 16% of net sales, respectively. During the three months ended March 31, 2023, the Company’s two largest customers accounted for 18% and 12% of net sales, respectively. No other customers exceeded 10% of net sales in either period.

Accounts receivable. As of March 31, 2024, the Company had accounts receivable from one customer which comprised 29% of its gross accounts receivable. As of December 31, 2023, the Company had accounts receivable from three customers which comprised 24%, 15% and 11% of its gross accounts receivable, respectively. No other customers exceeded 10% of gross accounts receivable in either period.

The Company utilizes co-packers to produce 100% of its products. During the three months ended March 31, 2024 and the year ended December 31, 2023, the Company utilized six separate co-packers for most its production and bottling of beverage products in the United States. The Company has long-standing relationships with two different co-packers, and a third co-packing agreement with California Custom Beverage LLC (“CCB”), a former related party (see Note 11). Although there are other packers, a change in co-packers may cause a delay in the production process, which could ultimately affect operating results.

Purchases from vendors. During the three months ended March 31, 2024, the Company’s largest vendor accounted for approximately 10% of all purchases. During the three months ended March 31, 2023, the Company’s largest vendor accounted for approximately 11% of all purchases. No other vendors exceeded 10% of all purchases in either period.

Accounts payable. As of March 31, 2024, one vendor accounted for 11% of total accounts payable. As of December 31, 2023, two vendors accounted for 10% and 10% of total accounts payable, respectively. No other vendors exceeded 10% of accounts payable in either period.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. Collection from customers amounting to $1,217 that was previously presented as a deduction from prepaid expenses have been reclassed as an offset against accounts receivable. These reclassifications had no effect on the reported results of operations or cash flows.

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

2. Inventory

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, net of write downs, and is comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials and packaging	$6,766	$6,445
Finished products	5,251	4,855
Total	$12,017	$11,300

3. Property and Equipment

Property and equipment are comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Right-of-use assets under operating leases	$724	$724
Computer hardware and software	400	400
Machinery and equipment	352	352
Construction in progress	101	85
Total cost	1,577	1,561
Accumulated depreciation and amortization	(1,136)	(1,068)
Net book value	$441	$493

Depreciation expense for the three months ended March 31, 2024 and 2023 was $29 and $47, respectively, and amortization of right-of-use assets for the three months ended March 31, 2024 and 2023 was $39 and $32, respectively.

4. Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Brand names	$576	$576
Trademarks	55	53
Total	$631	$629

5. Line of Credit

The Company’s credit facility consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Line of credit – Alterna Capital Solutions	$8,005	$9,959
Less: capitalized financing costs	(161)	(201)
Total	$7,844	$9,758

In March, 2022, the Company entered into a financing agreement for a line of credit with Alterna Capital Solutions (“ACS”) The ACS line of credit is for a term of 3 years, provides for borrowings of up to $13,000, and is secured by eligible accounts receivable and inventory, and are subject to a collateral sharing agreement with Whitebox, another secured lender (see Note 6). An over advance rider provides for up to $400 of additional borrowing above the collateralized base (the “Over Advance”) up to a total borrowing of $13,000. As of March 31, 2024, there was no remaining availability under the line of credit, and $4,995 of borrowing capacity available.

Borrowings based on receivables bears an interest of prime plus 4.75% but not less than 8.0% (13.25% at March 31, 2024 and 13.25% at December 31, 2023). Borrowings based on inventory bears an interest of prime plus 5.25% but not less than 8.5% (13.90% at March 31, 2024 and 13.90% at December 31, 2023). The additional over advance rider bears a rate of prime plus 12.75%, but not less than 16.00% (18.00% at March 31, 2024 and 18.00% at December 31, 2023). Additionally, the line of credit is subject to monthly monitoring fee of $1 with a minimum usage requirement on the credit facility. A loan balance of less than $1,500 will bear interest at a rate in line with account receivables advances plus the monthly monitoring fee of $1.

The Company incurred $483 of direct costs of the transaction, consisting primarily of broker, bank and legal fees. These costs have been capitalized and are being amortized over the 3-year life of the ACS agreement. The unamortized debt discount balance was $201 at December 31, 2023. For the three months ended March 31, 2024, amortization of debt discount was $40, and as of March 31, 2024, the remaining unamortized debt discount balance is $161.

6. Secured Convertible Notes Payable

Amounts outstanding under the Company’s convertible notes payable are as follows (amounts in 000’s except share amounts):

	March 31, 2024	December 31, 2023
Secured Convertible “Original” Notes Payable (A)	$10,250	$10,250
Secured Convertible “Option”” Notes Payable (B)	4,050	4,050
Accrued interest	1,457	1,059

Accrued interest on excess debt borrowing	2,989	2,824
Capitalized financing costs	(554)	(572)
Total	$18,192	$17,611

Secured Convertible Notes

(A)	In May 2022, the Company issued $11,250 of convertible notes payable (the “Original Notes”) to entities affiliated with Whitebox Advisors, LLC (collectively, “Whitebox”). The Original Notes bear interest at 10% per annum (with 5% per annum payable in cash and 5% per annum payable in kind (“PIK”) by adding such PIK interest to the principal amount of the notes), are secured by substantially all of the Company’s assets (including all of its intellectual property) and are subject to a collateral sharing agreement with Alterna Capital (ACS), the Company’s existing secured lender. The Original Notes mature the earlier of March 31, 2025 or the scheduled maturity of any unsecured indebtedness incurred by the Company that is junior in right of payment to Note obligations. The Original Notes together with the Option Notes are collectively referred to as the “Notes”. Upon conversion or early payment, holders of the Notes are entitled to receive an interest make-whole payment, as defined, equal to the sum of the remaining scheduled payments of interest on the Notes that would be due at maturity, payable, at the Company’s option, in cash or in shares of common stock. Effective August 11, 2022, the Notes were amended to add a 10% fee for the amount that the Company’s line of credit with ACS exceeds $6,000, as defined (the “Excess ABL Amount”). Effective June 30, 2023, the Excess ABL Amount was amended to $7,500. At March 31,2024 and December 31, 2023, the principal balance of the Original Notes was $10,250.

The Original Notes have an amortization feature which requires the Company to make monthly payments of principal of $200 plus accrued interest, payable in cash or in shares of the Company’s common stock at the option of the Company, based on 90% of the average prices of the Company’s common stock, as defined During 2023, Whitebox waived the requirement for the Company to pay the December 2022 to October 2023 monthly amortization payments on the Original Notes. The November 2023 amortization payment of $200 principal was paid, and the amortization payment for December 2023 to May 2024 was waived. The parties agreed that amortization period shall resume on June 1, 2024.

The terms of the Original Notes contained conversion terms that are expected to be amended, subject to satisfaction of certain conditions. Under the revised terms, the conversion price of the Original Notes will be between 125% and 145% of the effective price of the company’s subsequent equity offering, with the premium set based on the aggregate gross proceeds realized by the company in the offering and the conversion price subject to a cap of $7.50 per share.

In addition on February 12, 2024, subject to the satisfaction of certain conditions, the parties agreed that a portion of the outstanding ABL accrued fees will be satisfied through payment of $132 in cash and the issuance of shares of the Company’s common stock (up to the beneficial ownership limitation applicable to each holder) at a value per share equal to the lesser of $1.50 or the per share price of securities issued in the Company’s subsequent equity offering. The remaining balance of any outstanding accrued ABL fees will be added to the principal amount of the Notes. The $132 has not been paid nor any shares issued as of the date of these financial statements.

(B)	In February 2023 and May 2023, the Company issued an aggregate of $4,050 of additional Option Notes to Whitebox that substantially have the same terms as the Original Notes, except the Option Notes issued in 2023 do not require any amortization payments, initially were to bear interest at 10% payable in cash, and were initially due four months after issuance. On February 12, 2024, the parties agreed to change the terms so that the Option Notes shall bear interest at a rate of 10% per annum, with 5% per annum payable in cash and 5% per annum payable (“in kind” by adding such PIK interest to the unpaid principal amount. In addition, the parties agreed, subject to certain outstanding conditions, to amend the maturity date to the earlier of March 31, 2025 or the scheduled maturity of any unsecured indebtedness incurred by the Company that is junior in right of payment to Note obligations. Once they are amended, the Company shall have the right at any time prior to the date that is the 180th day from the effective date to prepay the amended and restated Option Notes, in whole or in part, at a price equal to 102% of the principal amount plus all accrued and unpaid interest thereon to the date of prepayment. At March 31, 2024 and December 31, 2023, the principal balance of the Option Notes was $4,050.

The terms of the Original Notes contained conversion terms that are expected to be amended , subject to the satisfaction of certain conditions by the Company. Under the revised terms, the conversion price of the Option Notes will be 120% of the arithmetic average of the Daily VWAP for the five (5) VWAP Trading Days beginning on, and including, the VWAP Trading Day immediately following the consummation of an equity offering undertaken for purposes of satisfying the terms and conditions of the Waiver and Amendment

Waiver of Default

On February 12, 2024, the Company entered into a Limited Waiver, Deferral, and Amendment and Restatement Agreement (the “Waiver and Amendment”) with each holder (each an entity affiliated with Whitebox Advisors, LLC) of the Original and Option Notes payable to Whitebox (the “Notes”). Subject to the Waiver and Amendment, the holders agreed to temporarily waive certain events of default under the Notes, including the failure to pay Excess ABL Amounts and the failure to pay amortization payments due December 1, 2023 to April 30, 2024. Subject to satisfaction of certain conditions by March 31, 2024, the parties further agreed to amend and restate the Notes, to extend the maturity date of the Option Notes originally due November 28, 2023, to March 31, 2025 and to equitize certain interest and fees owing on the Notes.

The conversion rate under the amended and restated notes is to be based on the pricing and size of the Company’s proposed equity financing of a minimum of $3 million (which will include conversion of approximately $4.1 million of previously funded SAFE investments into equity of the Company). Delays related to the Company’s evaluation of long term financing options have delayed the proposed financing. On April 1, 2024 the parties executed the Amended Limited Waiver, Deferral, and Amendment and Restatement Agreement (“Amended Waiver”). Subject to certain terms and conditions set forth in the Amended Waiver, the holders temporarily waived certain specified events of default under the Notes to April 30, 2024 and extended the waiver of monthly amortization payments to April 30, 2024. In addition, Reed’s remitted a partial interest payment of $100 to the holders.

Accrued Interest

At December 31, 2023, the balance of accrued interest was $3,883. During the period ended March 31, 2024, the Company recorded interest of $563, made up of $398 of interest on the convertible notes, and $165 related to the excess ABL fees. At March 31, 2024, the balance of accrued interest was $4,446.

Debt Discount

At December 31, 2023, the unamortized debt discount was $572. During the period ended March 31, 2024, the Company incurred $86 of costs for the aforementioned waivers. These costs have been capitalized and are being amortized over the term of the convertible notes or waiver period. For the three months ended March 31, 2024, amortization of debt discount was $104, and as of March 31, 2024, the remaining unamortized debt discount balance is $554.

7. Leases Liabilities

During the three months ended March 31, 2024 and 2023, lease costs totaled $39 and $32, respectively.

As of December 31, 2023, operating lease liabilities totaled $207. During the three months ended March 31, 2024, the Company made payments of $52 towards its operating lease liability. As of March 31, 2024, operating lease liabilities totaled $155.

As of March 31, 2024, the weighted average remaining lease terms for an operating lease are 0.75 years. As of March 31, 2024, the weighted average discount rate on the operating lease is 12.60%.

8. Simple Agreements for Future Equity (“SAFE”) Investments

During the first quarter of 2024, the Company received $4.1 million in gross proceeds from three significant stockholders of the Company, D&D Source of Life Holding LTD (“D&D”) and Union Square Park Partners LP, and John J. Bello, the Company’s Chairman, pursuant to Simple Agreements for Future Equity (“SAFE”) agreements. The SAFE investments will convert into the next equity financing of Reed’s on the same terms and conditions as investors in Reed’s next equity financing at the lesser of $1.50 per share or the per share price in the financing. Until such time as the SAFE investments convert to equity the approximately $4.1 million received is recorded as a liability. D&D was given the right to designate a second independent director nominee to the board of directors of Reed’s and the company agreed to limit the size of its board of directors to nine (9) for so long as D&D owns 25% or more of the equity securities of the Company.

9. Stock-Based Compensation

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2024:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	145,012	$45.09	6.75	$-
Granted	-	$-
Exercised	-	$-
Unvested forfeited	-	$-
Vested forfeited	(3,143)	$45.05
Outstanding at March 31, 2024	141,869	$44.03	6.50	$-
Exercisable at March 31, 2024	111,583	$51.09	6.07	$-

During the three months ended March 31, 2024 and 2023, the Company recognized $129 and $229 of compensation expense relating to vested stock options. As of March 31, 2024, the aggregate amount of unvested compensation related to stock options was approximately $314 which will be recognized as an expense as the options vest in future periods through March 28, 2027.

As of March 31, 2024, the outstanding and exercisable options have no intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of March 31, 2024, which was $1.63, and the exercise price of the outstanding stock options.

10. Stock Warrants

The Company’s warrant activity during the three months ended March 31, 2024 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2023	549,292	$8.77	2.84	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2024	549,292	$8.77	2.59	$-
Exercisable at March 31, 2024	549,292	$8.77	2.59	$-

As of March 31, 2024, the outstanding and exercisable warrants have no aggregate intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of March 31, 2024, which was $1.63, and the exercise price of the Company’s warrants to purchase common stock.

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

At March 31, 2024 and 2023, accounts receivable due from and accounts payable due to CCB were as follows:

	March 31, 2024	December 31, 2023
Accounts receivable, net of provision of $1,123 and $1,123 at March 31, 2024 and December 31, 2023, respectively	264	259
Accounts payable	(331)	(259)
Net (payable) receivable	(67)	-

In addition, on April 19, 2023, the Company received a letter from CCB demanding payment of various amounts, including the $452] and $452 outstanding at March 31, 2024 and December 31, 2023, respectively. The Company has determined that the probability of realizing any loss on the demand from CCB is remote and therefore has not recorded any additional accruals related to the demand.

12. Commitments and Contingencies

During 2023, the firm engaged an investment bank to explore financing options for the Company. We have a maximum obligation of $1.2M in fees so far in this engagement. These fees will be recognized on a success basis and will be paid out only if a transaction is finalized.

In 2018, CCB assumed the monthly payments on our lease obligation for a Los Angeles manufacturing plant for payments through September 2024, and our release from the obligation by the lessor, however, is dependent upon CCB’s deposit of $1,200 of security with the lessor. As of March 31, 2024, $800 has been deposited with the lessor and Chris J. Reed has placed approximately 7,260 shares of the Company’s common stock valued at $12 that remain in escrow with the lessor.

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

We believe that there are no material litigation matters at the current time. Although the result of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such claims and proceedings will not have a material adverse impact on our financial position, liquidity, or results of operations.

13. Subsequent Events

Secured Convertible Notes Payable

The Company has not yet satisfied conditions required for issuance of the amended and restated Notes and equitization of certain interest and fees owing on the Notes. The conversion rate under the amended and restated Notes is to be based on the pricing and size of the Company’s proposed equity financing of a minimum of $3 million (which will include conversion of approximately $4.1 million of previously funded SAFE investments into equity of the Company). Delays related to the Company’s evaluation of long term financing options have delayed the proposed financing. On May 17, 2024, Reed’s entered into a Limited Waiver, Deferral, and Amendment and Restatement Agreement (the “Waiver and Amendment”) with each holder. The holders agreed to temporarily waive certain specified events of default and the payment of Excess ABL Fees through June 10, 2024. Further, the holders agreed to waive the payment of monthly amortization payments through June 30, 2024. Amortization payments are scheduled to resume on July 1, 2024. The Company further remitted $40 representing all interest (including default interest) to the holders and reimbursed the holders for certain fees and expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our discussion and analysis is intended to help the reader understand our results of operations and financial condition and is provided as an addition to, and should be read in connection with, our condensed financial statements and the accompanying notes. Cautionary statements on page [ii] of this report and in “Part I, Item 1A. Risk Factors” of our 2023 Form 10-K as updated by “Part II, Item 1A” of this report, should be considered when evaluating our trends and future results.

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

Results of Operations

Overview

During the three months ended March 31, 2024, the Company continued to strengthen its supply chain, implement gross margin enhancement initiatives, drive efficiencies in transportation and warehouse costs and reduce operating expenses. In addition, it continues to build its innovation pipeline with sustained growth in Reed’s Real Ginger Ale, Virgil’s Zero Sugar handcrafted sodas, Reed’s Classic and Stormy Mule, and Reed’s Hard Ginger Ale.

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

Recent Trends – Market Conditions

Although the U.S. economy continued to grow throughout 2023 and into Q1 2024, the higher inflation, the actions by the Federal Reserve to address inflation, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. We have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. Although we regularly monitor companies in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations.

During the three months ended March 31, 2024, the Company experienced moderation from the elevated freight costs experienced in 2023. The average cost of shipping and handling for period March 31, 2024, was $3.01 per case, as compared to $3.46 per case for the period ended March 31, 2023. Although the Company has experienced decreases in freight costs over the last four quarters, in the Company’s opinion there remains a volatile environment and the Company will continue to monitor pricing and availability in transportation. Mitigation plans have been implemented to manage this risk. The Company has been negatively impacted by supply chain challenges affecting our ability to benefit from strong demand for, and increased sales of our product. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins. The Company has experienced moderation in inflation and anticipates this to continue throughout 2024.

During the three months ended March 31, 2024, we continued to generate cash flows to meet our short-term liquidity needs, and we expected to maintain access to the capital markets.

Results of Operations – Three Months Ended March 31, 2024, as compared to March 31, 2023

The following table sets forth key statistics for the three months ended March 31, 2024 and 2023, respectively, in thousands.

	Three Months Ended March 31,		Pct.
	2024	2023	Change
Gross billing (A)	$10,379	$12,453	-17%
Less: Promotional and other allowances (B)	784	1,296	-40%
Net sales	$9,595	$11,157	-14%

Cost of goods sold	6,182	8,459	-27%
% of Gross billing	59%	68%
% of Net sales	64%	76%
Gross profit	$3,413	$2,698	28%
% of Net sales	36%	24%

Expenses
Delivery and handling	$1,502	$2,120	-29%
% of Net sales	16%	19%
Dollar per case ($)	$3.01	$3.46
Selling and marketing	1,093	1,447	-24%
% of Net sales	11%	13%
General and administrative	1,468	1,709	-14%
% of Net sales	15%	15%
Total operating expenses	4,063	5,276	-23%

Loss from operations	$(650)	$(2,578)	-76%

Interest expense and other expense	$(1,023)	$(1,779)	-42%

Net loss	$(1,673)	$(4,357)	-62%

Loss per share – basic and diluted	$(0.40)	$(1.70)	-77%

Weighted average shares outstanding - basic & diluted	4,187,291	2,559,855	64%

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

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity from the first quarter of 2023 through the first quarter of 2024.

		2024	2023	vs PY	Q1 Per Case
		Q1	Q1	Q1	2024	2023	vs PY
Cases:
	Reed’s	348	370	-6%
	Virgil’s	151	241	-37%
	Total Core	499	611	-18%
	Non Core	-	2	-100%
	Total	499	613	-19%

Gross Billing:
	Core	$10,377	$12,333	-16%	$20.80	$20.18	3%
	Non Core	2	120	-98%	-	$60.60-
	Total	$10,379	$12,453	-17%	20.80	20.31	2%

Discounts:	Total	$(784)	$(1,296)	-40%	$(1.57)	$(2.11)	-26%

COGS:
	Core	$(6,182)	$(8,422)	-27%	$(12.39)	$(13.78)	-10%
	Non Core	-	(37)	-100%	-	$(18.50)
	Total	$(6,182)	$(8,459)	-27%	$(12.39)	$(13.80)	-10%

Gross Margin:		$3,413	$2,698	27%	$6.84	$4.40	55%
as % Net Sales		36%	24%

Sales, Cost of Sales, and Gross Margins

As part of the Company’s ongoing initiative to simplify and streamline operations the Company has identified core products on which to place its strategic focus. These core products consist of Reed’s and Virgil’s branded beverages. Non-core products consist primarily of candy and slower selling discontinued Reed’s and Virgil’s SKUs.

During 2023, the Company licensed its candy business to Rootstock Trading, a company founded and owned by our former Chief Sales Officer, Neal Cohane. As part of this agreement, Rootstock agrees to pay a royalty on a percentage of its net sales of licensed products. The royalty fees are 0% for 2023, 2% for 2024, 4% for 2025, and 5% thereafter.

Core beverage volume for the three months ended March 31, 2024, represents 100% of all beverage volume.

Core brand gross billing decreased by 16% to $10,377 compared to $12,333 during the same period last year, driven by a Reed’s volume decline of 6% and Virgil’s volume decline of 37%. The result is a decrease in total gross billing of 17%, to $10,379 during the three months ended March 31, 2024, from $12,453 in the same period last year. Price on our core brands increased 3% to $20.80 per case. The increase was a result of price increases across the channels of our product lines.

Discounts as a percentage of gross sales decreased to 8% from 10% in the same period last year. This decline in discounts partially offset the revenue decline. Net sales revenue decreased 14% in the three months ended March 31, 2024, to $9,595, compared to $11,157 in the same period last year.

Cost of Goods Sold

Cost of goods sold decreased $2,277 during the three months ended March 31, 2024, as compared to the same period last year. As a percentage of net sales, cost of goods sold for the three months ended March 31, 2023, was 64% as compared to 76% for the same period last year.

The total cost of goods per case increased to $12.39 per case in the three months ended March 31, 2024, from $13.80 per case for the same period last year. The cost of goods sold per case on core brands was $12.39 during the three months ended March 31, 2024, compared to $13.78 for the same period last year.

Gross Margin

Gross margin was 36% for the three months ended March 31, 2024, compared to 24% for the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses decreased by $618 in the three months ended March 31, 2024, to $1,502 from $2,120 in the same period last year, driven by our efforts to mitigate inflationary costs. Delivery costs in the three months ended March 31, 2024, were 16% of net sales and $3.01 per case, compared to 19% of net sales and $3.46 per case during the same period last year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses were $1,093 during the three months ended March 31, 2024, compared to $1,447 during the same period last year. As a percentage of net sales, selling and marketing costs was 11% during the three months ended March 31, 2024, as compared to 13% during the same period last year. The decrease was primarily driven by lower employee related costs, marketing expenditures, and travel and entertainment expense, partially offset by slightly higher professional fees.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased in the three months ended March 31, 2024, to $1,468 from $1,709, a decrease of $241 over the same period last year. As a percentage of net sales, general and administrative expenses were 15% during the three months ended March 31, 2024, as compared to 15% during the same period last year. The decrease was driven by lower employee related costs, professional fees, and stock compensation.

Loss from Operations

The loss from operations was $650 for the three months ended March 31, 2024, as compared to a loss of $2,578 in the same period last year driven by decreased gross profit offset by decreases in operating expenses discussed above.

Interest and Other Expense

Interest and other expense for the three months ended March 31, 2024, consisted of $1,023 of interest expense. During the same period last year, interest and other expense consisted of $1,779 of interest expense.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended March 31, 2024 and 2023 (unaudited; in thousands):

	Three Months Ended March 31
	2024	2023
Net loss	$(1,673)	$(4,357)

Modified EBITDA adjustments:
Depreciation and amortization	68	80
Tax expense	54
Interest expense	1,023	1,779
Product quality hold write-down	29
Stock option and other noncash compensation	129	233
Total EBITDA adjustments	$1,303	$2,092

Modified EBITDA	$(370)	$(2,265)

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

Liquidity and Capital Resources

For the three months ended March 31, 2024, the Company recorded a net loss of $1,673 and used cash in operations of $2,395. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. As of the issuance date of these financial statements, management expects that the Company’s existing cash of $314, which includes $4,100 of additional cash received during the three months ended March 31, 2024, from investments with significant stockholders and expected cash flow from operations, will be sufficient to fund the Company’s current operating plan for at least twelve months from the date of issuance of these financial statements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in estimates for reserves of uncollectible accounts, inventory obsolescence, depreciable lives of property and equipment, analysis of impairments of recorded long-term tangible and intangible assets, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services. There were no changes to our critical accounting policies described in the condensed financial statements included in our 2023 10-K that impacted our condensed financial statements and related notes included herein.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to a variety of variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations from time to time in the ordinary course of business. Management evaluates, and periodically re-evaluates, whether the final result of any of the foregoing may be expected to have a material adverse effect on our financial condition, results of operations or cash flows. Management has determined that no disclosure is required under this Item 1.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes with respect to the risk factors disclosed in our 2023 Form 10-K.

Risks Related to Our Debt Service Obligations

Our ability to service our indebtedness will depend on our ability to generate cash in the future.

At March 31, 2024, our outstanding obligation on our 10% Secured Convertible Notes (“Notes”) was approximately $18.7 million and the balance on our ABL line of credit was approximately $8 million. Our Note holders have been amenable to making accommodations under the Notes by waiving conditions and financial covenants in exchange for certain negotiated penalties in lieu of declaring default. Our business may not generate sufficient cash to fund our working capital requirements, capital expenditure, debt service and other liquidity needs, which could result in our inability to comply with financial and other covenants contained in our debt agreements, our being unable to repay or pay interest and penalties on our indebtedness, and our inability to fund our other liquidity needs. If we are unable to service our debt obligations and maintain compliance with our financial and other covenants or, in the alternative, continue to negotiate suitable accommodations and fund our other liquidity needs, we could be forced to curtail our operations, our creditors could accelerate our indebtedness and exercise other remedies. We could be required to pursue one or more alternative strategies, such as selling assets or refinancing or restructuring our indebtedness. However, such alternatives may not be feasible or adequate.

Holders of our Notes have been amenable to making accommodations under the Notes by waiving conditions and financial covenants in exchange for certain negotiated penalties in lieu of declaring default. If do not meet our obligations under the Notes and are unable to negotiate accommodations in the future, the Note holders may declare a default, which would likely force us into bankruptcy.

At March 31, 2024, our outstanding obligation under the Notes was approximately $18.7 million. The Notes are secured by substantially all of the Company’s assets. The indebtedness under the Notes limits our growth, and management of the debt requires a significant amount of time and effort of our executive officers. While we have been successful negotiating waivers and amendments under the Notes, we may not be able to continue to do so in the future. We have further been exploring our options to refinance these Notes. If we are unable to service or repay these obligations at maturity and we are otherwise unable to extend the maturity dates or refinance these obligations, we may default. A default would trigger acceleration under the Notes, and it is unlikely that we would have sufficient funds to make these payments. Upon a default, the holders have the right to exercise their remedies to collect, including foreclosing on our assets. Accordingly, we would likely be forced to seek bankruptcy protection in the event of default.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None that have not been previously disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Company has not yet satisfied conditions required for issuance of the amended and restated Notes and equitization of certain interest and fees owing on the Notes. The conversion rate under the amended and restated Notes is to be based on the pricing and size of the Company’s proposed equity financing of a minimum of $3 million (which will include conversion of approximately $4.1 million of previously funded SAFE investments into equity of the Company). Delays related to the Company’s evaluation of long term financing options have delayed the proposed financing. On May 17, 2024, Reed’s entered into a Limited Waiver, Deferral, and Amendment and Restatement Agreement (the “Waiver and Amendment”) with each holder. The holders agreed to temporarily waive certain specified events of default and the payment of Excess ABL Fees through June 10, 2024. Further, the holders agreed to waive the payment of monthly amortization payments through June 30, 2024. Amortization payments are scheduled to resume on July 1, 2024. The Company further remitted $40 representing all interest (including default interest) to the holders and reimbursed the holders for certain fees and expenses.

Item 6. Exhibits

See Exhibit Index on page. [8].

INDEX TO EXHIBITS

ITEM 15(a)(3)

The following is a list of the exhibits filed as part of this Form 10-Q. The documents incorporated by reference can be viewed on the SEC’s website at http://www.sec.gov.

Exhibit

3(i)	Certificate of Incorporation of Reeds, Inc. which is incorporated herein by reference to exhibit 3(iv) to Form 10-K filed with SEC on May 15, 2023.
3(ii)	Amended and Restated Bylaws of Reed’s, Inc. which is incorporated by reference to Exhibit 3.8 to Form 10-K/A filed with the SEC on April 8, 2020.
4.1	Simple Agreement for Future Equity by and between Reed’s, Inc. and D&D Source of Life Holding Ltd. dated February 8, 2024 which is incorporated by reference to Exhibit 4.7 to Form 10-K as filed with the SEC on April 1, 2024.
4.2	Simple Agreement for Future Equity by and between Reed’s, Inc. and John J. Bello dated March 7, 2024 which is incorporated by reference to Exhibit 4.8 to Form 10-K as filed with the SEC on April 1, 2024.
4.3	Simple Agreement for Future Equity by and between Reed’s, Inc. and Union Square Park Partners LP dated February 8, 2024 which is incorporated by reference to Exhibit 4.9 to Form 10-K as filed with the SEC on April 1, 2024.
10.1	Limited Waiver, Deferral, and Amendment and Restatement Agreement by and between Reed’s, Inc. and each holder and Wilmington Savings Fund Society, FSB, holder representative and collateral agent dated February 12, 2024 which is incorporated by reference to Exhibit 10.3 to Form 8-K as filed with the SEC February 13, 2024.
10.2	Amendment to Limited Waiver, Deferral, and Amendment and Restatement Agreement by and between Reed’s, Inc. and each holder and Wilmington Savings Fund Society, FSB, holder representative and collateral agent dated April 1, 2024 which is incorporated by reference to Exhibit 10.1 to Form 8-K/A as filed with the SEC on April 3, 2024.
10.3	Limited Waiver and Deferral Agreement by and between Reed’s, Inc. and each holder and Wilmington Savings Fund Society, FSB, holder representative and collateral agent dated May 17, 2024.
31	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Reed’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders (Deficit), (iv) the Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements.
104	The cover page from the Reed’s, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reed’s, Inc. (Registrant)

Date: May 20, 2024	/s/ Norman E. Snyder, Jr.
Norman E. Snyder, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2024	/s/ Joann Tinnelly
Joann Tinnelly
Chief Financial Officer
(Principal Financial Officer)

