Form 10-Q
period 2024-06-30
REED'S, INC.
filed 2024-08-13
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There are 4,187,291 shares outstanding as of August 1, 2024.

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

ii

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S, INC.

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$326	$603
Accounts receivable, net of allowance of $210 and $860, respectively	5,297	3,571
Inventory	10,223	11,300
Receivable from former related party	259	259
Prepaid expenses and other current assets	1,621	2,028
Total current assets	17,726	17,761

Property and equipment, net of accumulated depreciation of $1,205 and $1,068, respectively	384	493
Intangible assets	635	629
Total assets	$18,745	$18,883

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,432	$9,133
Accrued expenses	946	1,096
Revolving line of credit, net of capitalized financing costs of $121 and $201, respectively	9,003	9,758
Payable to former related party	213	259
Current portion of convertible notes payable, net of debt discount of $414 and $424, respectively	18,407	6,737
Current portion of lease liabilities	103	207
Total current liabilities	37,104	27,190

SAFE investments	5,490	-
Convertible note payable, net of debt discount of $0 and $148, respectively, less current portion	-	10,874
Total liabilities	42,594	38,064

Stockholders’ deficit:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 180,000,000 shares authorized; 4,187,291 and 4,187,291 shares issued and outstanding, respectively	-	-
Additional paid in capital	119,674	119,452
Accumulated deficit	(143,617)	(138,727)
Total stockholders’ deficit	(23,849)	(19,181)
Total liabilities and stockholders’ deficit	$18,745	$18,883

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Sales	$11,874	$10,005	$21,469	$21,162
Cost of goods sold	8,043	7,496	14,225	15,955
Gross profit	3,831	2,509	7,244	5,207

Operating expenses:
Delivery and handling expense	1,423	1,686	2,925	3,806
Selling and marketing expense	1,097	1,259	2,190	2,706
General and administrative expense	1,980	1,311	3,448	3,020
Total operating expenses	4,500	4,256	8,563	9,532

Loss from operations	(669)	(1,747)	(1,319)	(4,325)

Interest expense	(1,150)	(1,387)	(2,173)	(3,166)
Change in fair value of SAFE investments	(1,393)	-	(1,393)	-

Net loss	(3,212)	(3,134)	(4,885)	(7,491)

Dividends on Series A Convertible Preferred Stock	(5)	(5)	(5)	(5)

Net Loss Attributable to Common Stockholders	$(3,217)	$(3,139)	$(4,890)	$(7,496)

Loss per share – basic and diluted	$(0.77)	$(0.99)	$(1.17)	$(2.59)

Weighted average number of shares outstanding – basic and diluted	4,187,291	3,179,661	4,187,291	2,892,860

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2024	4,187,291	$-	9,411	$94	$119,581	$(140,400)	$(20,725)
Fair value of vested options					93		93
Dividends on Series A Convertible Preferred Stock	-	-		-		(5)	(5)
Net loss			-	-	-	(3,212)	(3,212)
Balance, June 30, 2024	4,187,291	$-	9,411	$94	$119,674	$(143,617)	$(23,849)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	4,187,291	$-	9,411	$94	$119,452	$(138,727)	$(19,181)
Fair value of vested options					222		222
Dividends on Series A Convertible Preferred Stock	-	-		-		(5)	(5)
Net loss			-	-	-	(4,885)	(4,885)
Balance, June 30, 2024	4,187,291	$-	9,411	$94	$119,674	$(143,617)	$(23,849)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2023	2,602,399	$-	9,411	$94	$115,140	$(127,556)	$(12,322)
Fair value of vested options					(18)		(18)
Dividends on Series A Convertible Preferred Stock	-	-		-		(5)	(5)
Common shares issued for cash, net of offering costs	1,566,732	-			4,016		4,016
Net loss			-	-	-	(3,134)	(3,134)
Balance, June 30, 2023	4,169,131	$-	9,411	$94	$119,138	$(130,695)	$(11,463)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	2,519,485	$-	9,411	$94	$114,635	$(123,199)	$(8,470)
Fair value of vested options					211		211
Fair value of vested restricted shares granted to officers	750				4		4
Repurchase of common stock	(274)				(1)		(1)
Common shares issued for financing costs	82,438				273		273
Dividends on Series A Convertible Preferred Stock	-	-		-		(5)	(5)
Common shares issued for cash, net of offering costs	1,566,732	-			4,016		4,016
Net loss			-	-	-	(7,491)	(7,491)
Balance, June 30, 2023	4,169,131	$-	9,411	$94	$119,138	$(130,695)	$(11,463)

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

(Amounts in thousands)

	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net loss	$(4,885)	$(7,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	58	79
Loss on disposal of property and equipment		9
Amortization of debt discount	390	712
Fair value of vested options	222	213
Fair value of vested restricted shares granted to officers		3
Change in the fair value of SAFE investments	1,393	-
Change in allowance for doubtful accounts	(650)	54
Inventory write-downs	(1,009)	(207)
Accrued interest	638	1,773
Changes in operating assets and liabilities:
Accounts receivable	(1,075)	1,882
Inventory	2,086	2,692
Prepaid expenses and other assets	(594)	59
Decrease in right of use assets	79	67
Accounts payable	299	(2,603)
Accrued expenses	(155)	560
Lease liabilities	(104)	(90)
Net cash used in operating activities	(3,307)	(2,288)
Cash flows from investing activities:
Trademark costs	(6)	(1)
Purchase of property and equipment	(28)	-
Sale of property and equipment	-	68
Net cash provided by in investing activities	(34)	67
Cash flows from financing activities:
Proceeds from line of credit	19,501	19,099
Payments on line of credit	(20,336)	(23,594)
Proceeds from convertible note payable, net of expenses	-	3,797
Payment of convertible note payable		(268)
Proceeds from sale of common stock	-	4,016
Proceeds from SAFE agreement	4,097	-
Repurchase of common stock	-	(1)
Payment of cash recorded as debt discount	(152)	-
Amounts from former related party, net	(46)	(914)
Net cash provided by financing activities	3,064	2,135

Net decrease in cash	(277)	(86)
Cash at beginning of period	603	533
Cash at end of period	$326	$447

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,146	$658
Non-cash investing and financing activities:
Dividends on Series A Convertible Preferred Stock	$5	$5

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of Reed’s, Inc. (the “Company”, “we”, “us”, or “our”), have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024. The accompanying condensed financial statements are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2024, and the results of its operations and its cash flows for the six months ended June 30, 2024 and 2023. The balance sheet as of December 31, 2023 is derived from the Company’s audited financial statements.

The results of operations for the six months ended June 30, 2024, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2024.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months ended June 30, 2024, the Company recorded a net loss of $4,885, and utilized $3,307 of cash in operations and at June 30, 2024, had a working capital deficiency of $19,378 and a stockholders’ deficit of $23,849. As of June 30, 2024, the Company borrowed $9,124 on its line of credit and owed $18,821 on its Notes (See Note 5 and Note 6 for further detail). These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of June 30, 2024, we had a cash balance of $326, no availability under our line of credit and $3,876 of additional borrowing capacity from the credit facility assuming there is availability under the terms.

On July 26, 2024, Norman E. Snyder Jr, CEO of the Company, provided a personal guaranty for a $500 over advance on our existing line of credit with ACS. On August 1, 2024, the Company funded $1,400 pursuant to an option exercise by Whitebox under the Option Notes.

Historically, we have financed our operations through public and private sales of common stock, issuance of preferred and common stock, convertible debt instruments, term loans and credit lines from financial institutions, and cash generated from operations. To alleviate these conditions, management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners or through obtaining credit from financial institutions. The Company is continuing to discuss restructuring of debt with existing lenders and is exploring new financing opportunities to address the line of credit which comes due in March 2025 (see Note 5) and the portion of the debt under the Notes which comes due on December 15, 2024 (see Note 6). As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

We have also taken decisive action to improve our margins, including fully outsourcing our manufacturing process, streamlining our product portfolio, negotiating improved vendor contracts and restructuring our selling prices.

Recent Trends - Market Conditions

Although the U.S. economy continued to grow throughout 2023 and into Q2 2024, the higher inflation, the actions by the Federal Reserve to address inflation, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. We have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. Although we regularly monitor companies in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations.

During the three months ending June 30, 2024, the Company continued to experience moderation from the elevated freight costs experienced in 2023. The average cost of shipping and handling for the three months ended June 30, 2024, was $2.18 as compared to $3.05 in the three months ended June 30, 2023. During the six months ended June 30, 2024, the average cost of shipping and handling was $2.54 per case, as compared to $3.27 per case for the six months ended June 30, 2023. Although the Company has experienced decreases in freight costs over the last four quarters, in the Company’s opinion there remains a volatile environment and the Company will continue to monitor pricing and availability in transportation. Mitigation plans have been implemented to manage this risk. The Company has been negatively impacted by supply chain challenges affecting our ability to benefit from strong demand for, and increased sales of our product. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins. The Company has experienced moderation in inflation and anticipates this to continue throughout 2024.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for credit loss reserves for accounts receivable, assumptions used in valuing inventories at net realizable value, impairment testing of recorded long-term tangible and intangible assets, the valuation allowance for deferred tax assets, accruals for potential liabilities, assumptions made in valuing stock instruments issued for services, assumptions in determining the fair value of our safe investments and assumptions used in the determination of the Company’s liquidity.

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

For the periods ended June 30, 2024 and 2023, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	June 30, 2024	June 30, 2023
Warrants	549,292	549,292
Options	139,869	152,035
Convertible note payable	1,563,309	1,415,826
Common stock equivalent of Series A Convertible Preferred stock	753	753
Total	2,253,223	2,117,906

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs for the three months ended June 30, 2024, and 2023, aggregated $13 and $27, respectively. Advertising costs for the six months ended June 30, 2024, and 2023, aggregated $30 and $83, respectively.

Concentrations

Net sales. During the three months ended June 30, 2024, three customers accounted for 20%, 15%, and 13% of gross billing, respectively, and during the six months ended June 30, 2024, three customers accounted for 18%, 15%, and 12% of gross billing, respectively. During the three months ended June 30, 2023, three customers accounted for 18%, 12%, and 12% of gross billing, respectively, and during the six months ended June 30, 2023, two customers accounted for 18% and 12% of gross billing, respectively. No other customers exceeded 10% of sales in either period.

Accounts receivable. As of June 30, 2024, the Company had accounts receivable from two customers which comprised 31% and 11% of its gross accounts receivable, respectively. As of December 31, 2023, the Company had accounts receivable from three customers which comprised 24%, 15% and 11% of its gross accounts receivable, respectively. No other customers exceeded 10% of gross accounts receivable in either period.

The Company utilizes co-packers to produce 100% of its products. During the six months ended June 30, 2024 and the year ended December 31, 2023, the Company utilized six separate co-packers for most its production and bottling of beverage products in the United States. The Company has long-standing relationships with two different co-packers, and a third co-packing agreement with California Custom Beverage LLC (“CCB”), a former related party (see Note 11). Although there are other packers, a change in co-packers may cause a delay in the production process, which could ultimately affect operating results.

Purchases from vendors. During the six months ended June 30, 2024, the Company’s two largest vendors accounted for approximately 11% and 11% of all purchases. During the six months ended June 30, 2023, the Company’s largest vendor accounted for approximately 11% of all purchases. No other vendors exceeded 10% of all purchases in either period.

Accounts payable. As of June 30, 2024, one vendor accounted for 17% of total accounts payable. As of December 31, 2023, two vendors accounted for 10% and 10% of total accounts payable, respectively. No other vendors exceeded 10% of accounts payable in either period.

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

The fair value of our liability under our SAFE investments are determined using level 3 inputs.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. Collection from customers amounting to $1,217 that was previously presented as a deduction from prepaid expenses at December 31, 2023 have been reclassed as an offset against accounts receivable. This reclassification had no effect on the reported results of operations or cash flows.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. This standard became effective for the Company on January 1, 2024. to The adoption of 2023-7 did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

2. Inventory

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, net of write downs, and is comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials and packaging	$6,806	$6,445
Finished products	3,417	4,855
Total	$10,223	$11,300

3. Property and Equipment

Property and equipment are comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Right-of-use assets under operating leases	$724	$724
Computer hardware and software	400	400
Machinery and equipment	352	352
Construction in progress	113	85
Total cost	1,589	1,561
Accumulated depreciation and amortization	(1,205)	(1,068)
Net book value	$384	$493

Depreciation expense for the six months ended June 30, 2024 and 2023 was $58 and $79, respectively, and amortization of right-of-use assets for the six months ended June 30, 2024 and 2023 was $79 and $67, respectively.

4. Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Brand names	$576	$576
Trademarks	59	53
Total	$635	$629

5. Line of Credit

The Company’s credit facility consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Line of credit – Alterna Capital Solutions	$9,124	$9,959
Less: capitalized financing costs	(121)	(201)
Total	$9,003	$9,758

In March, 2022, the Company entered into a financing agreement for a line of credit with Alterna Capital Solutions (“ACS”) The ACS line of credit is for a term of 3 years, provides for borrowings of up to $13,000, and is secured by eligible accounts receivable and inventory, and are subject to a collateral sharing agreement with Whitebox, another secured lender (see Note 6). An over advance rider provides for up to $500 of additional borrowing above the collateralized base (the “Over Advance”) up to a total borrowing of $13,400. As of June 30, 2024, there was no remaining availability under the line of credit, and $3,876 of borrowing capacity available.

Borrowings based on receivables bears an interest of prime plus 4.75% but not less than 8.0% (13.25% at June 30, 2024 and 13.25% at December 31, 2023). Borrowings based on inventory bears an interest of prime plus 5.25% but not less than 8.5% (13.90% at June 30, 2024 and 13.90% at December 31, 2023). The additional over advance rider bears a rate of prime plus 12.75%, but not less than 16.00% (25.00% at June 30, 2024 and 18.00% at December 31, 2023). Additionally, the line of credit is subject to monthly monitoring fee of $1 with a minimum usage requirement on the credit facility. A loan balance of less than $1,500 will bear interest at a rate in line with account receivables advances plus the monthly monitoring fee of $1.

The Company incurred $483 of direct costs of the transaction, consisting primarily of broker, bank and legal fees. These costs have been capitalized and are being amortized over the 3-year life of the ACS agreement. The unamortized debt discount balance was $201 at December 31, 2023. For the six months ended June 30, 2024, amortization of debt discount was $80, and as of June 30, 2024, the remaining unamortized debt discount balance is $121.

On July 26, 2024, Norman E. Snyder Jr, CEO of the Company, provided a personal guaranty for a $500 over advance on our existing line of credit. The over advance is scheduled to be repaid by September 6, 2024.

6. Secured Notes Payable

Amounts outstanding under the Company’s secured convertible notes payable are as follows (amounts in 000’s except share amounts):

	June 30, 2024	December 31, 2023
Secured Convertible “Original” Notes Payable (A)	$10,250	$10,250
Secured “Option” Notes Payable (B)	4,050	4,050

Accrued interest	1,288	1,059
Accrued interest on excess debt borrowing	3,233	2,824
Capitalized financing costs	(414)	(572)
Total	$18,407	$17,611

Secured Notes

(A)

In May 2022, the Company issued $11,250 of convertible notes payable (the “Original Notes”) to entities affiliated with Whitebox Advisors, LLC (collectively, “Whitebox”). The Original Notes bear interest at 10% per annum (with 5% per annum payable in cash and 5% per annum payable in kind (“PIK”) by adding such PIK interest to the principal amount of the notes), are secured by substantially all of the Company’s assets (including all of its intellectual property) and are subject to a collateral sharing agreement with Alterna Capital (ACS), the Company’s existing secured lender. The Original Notes mature the earlier of June 30, 2025 or the scheduled maturity of any unsecured indebtedness incurred by the Company that is junior in right of payment to Note obligations. At each of June 30, 2024 and December 31, 2023, the principal balance of the Original Notes was $10,250.

Upon conversion or early payment, holders of the Original Notes are entitled to receive an interest make-whole payment, as defined, equal to the sum of the remaining scheduled payments of interest on the Original Notes that would be due at maturity, payable, at the Company’s option, in cash or in shares of common stock. On August 1, 2022, the Original Notes were amended to add a 10% fee (“Excess ABL Fee’) commencing with the fiscal month ending October 31, 2022 for the amount that the Company’s line of credit with ACS exceeds (i) (x) prior to November 30, 2024, $9,500,000 and (y) on and after November 30, 2024, $6,500,000, if the Company has not publicly announced or is not actively pursuing a proposed transaction as a result of which the Company reasonably believes that its Common Stock will be listed on a national securities exchange) or $9,500,000 otherwise, minus (ii) any amounts repaid to ACS pursuant to the Option Notes (not to exceed $500,000) plus (iii) the aggregate principal amount of Original Notes voluntarily converted into Conversion Consideration (as defined therein), in each case subject to the terms of the collateral sharing agreement; provided that the sum of the amounts in clauses (i), (ii) and (ii) above shall not exceed $10,500,000 minus any amounts repaid ACS as contemplated by the Option Notes (not to exceed $500,000).

The Original Notes have an amortization feature which requires the Company to make monthly payments of principal of $200 plus accrued interest, payable in cash or in shares of the Company’s common stock at the option of the Company, based on 90% of the average prices of the Company’s common stock, as defined During 2023, Whitebox waived the requirement for the Company to pay the December 2022 to October 2023 monthly amortization payments on the Original Notes. The November 2023 amortization payment of $200 principal was paid, and the amortization payment for December 2023 to May 2024 was waived. The amortization period resumed on June 1, 2024.

(B)	At the time of issuance of the Original Notes, the Company also granted the investors an option to purchase up to an additional $12,000,000 aggregate principal amount of “Option Notes”. At June 30, 2024 and December 31, 2023, the principal balance of the Option Notes was $4,050. On August 1, 2024, the principal balance of the Option Notes was $6,504. As of August 1, 2024, the Option Notes mature on the earlier of December 15, 2024, and ninety one days before the schedule maturity of any unsecured indebtedness incurred by Reed’s that is junior in right of payment to its Note obligations. The Option Notes bear interest in arrears on the outstanding principal amount at a rate of 11.13% per annum, payable in cash. The Option Notes may be prepaid without premium or penalty. Unless $1,400 of the principal amount is prepaid, payment of any Option Note on the maturity date (or due to an acceleration (whether declared or automatic)) shall be accompanied by an additional amount (such amount, the “MOIC Deficiency Amount”), if any, sufficient to achieve a 1.13:1.00 multiple of invested capital from August 1, 2024 (the “MOIC”) on the aggregate Principal Amount of the Option Notes being paid.

Waiver of Default

On August 1, 2024, the Whitebox waived the specified events of default under the Original Notes and Option Notes (collectively referred to herein as the “Notes”) and temporarily waived any requirement that the Company conduct a repurchase of Original Notes in the event of a Make-Whole Fundamental Change (as defined in the Original Notes) through December 15, 2024 (See Note 13)

Accrued Interest

At December 31, 2023, the balance of accrued interest was $3,883. During the period ended June 30, 2024, the Company recorded interest of $1,152, made up of $743 of interest on the Notes, and $409 related to the excess ABL fees and made payments of $514 towards accrued interest At June 30, 2024, the balance of accrued interest was $4,521.

Debt Discount

At December 31, 2023, the unamortized debt discount was $572. During the period ended June 30, 2024, the Company incurred $152 of costs for the aforementioned waivers. These costs have been capitalized and are being amortized over the term of the Notes or waiver period. For the six months ended June 30, 2024, amortization of debt discount was $310, and as of June 30, 2024, the remaining unamortized debt discount balance is $414.

7. Leases Liabilities

During the six months ended June 30, 2024 and 2023, lease costs totaled $89 and $67, respectively.

As of December 31, 2023, operating lease liabilities totaled $207. During the six months ended June 30, 2024, the Company made payments of $104 towards its operating lease liability. As of June 30, 2024, operating lease liabilities totaled $103.

As of June 30, 2024, the weighted average remaining lease terms for an operating lease are 0.50 years. As of June 30, 2024, the weighted average discount rate on the operating lease is 12.60%.

8. Simple Agreements for Future Equity (“SAFE”) Investments

The Company’s SAFE Investments consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Fair value at issuance	$4,097	$-
Change in fair value during period	1,393	-
Fair value at end of period	$5,490	$-

During the first quarter of 2024, the Company received $4.1 million in gross proceeds from three significant stockholders of the Company, D&D Source of Life Holding LTD (“D&D”) and Union Square Park Partners LP, and John J. Bello, the Company’s Chairman, pursuant to Simple Agreements for Future Equity (“SAFE”) agreements. The SAFE investments will convert into the next equity financing of Reed’s on the same terms and conditions as investors in Reed’s next equity financing at the lesser of $1.50 per share or the per share price in the financing. Until such time as the SAFE investments convert to equity the approximately $4.1 million received is recorded as a liability. D&D was given the right to designate a second independent director nominee to the board of directors of Reed’s and the company agreed to limit the size of its board of directors to nine (9) for so long as D&D owns 25% or more of the equity securities of the Company. As of June 30, 2024, we determined out SAFE investments had a value of $5,490 based on a Monte Carlo simulation with the following assumptions:

●	The probability of potential transactions
●	Stock price of $1.67 as of valuation date
●	Market capitalization of $4.2 million
●	Volatility of 130% based upon the observed historical volatilities of the Company and publicly traded peers

Risk-free rate of 5.47% and 5.5% based on US Treasury yields as of valuation date

During the six months ended June 30, 2024, the Company recorded a change in fair value of the SAFE investments of $1,393, which was recorded as a component of other expense in the accompanying Condensed Statement of operations.

9. Stock-Based Compensation

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2024:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	145,012	$45.09	6.75	$-
Granted	-	$-
Exercised	-	$-
Unvested forfeited	-	$-
Vested forfeited	(5,143)	$67.38
Outstanding at June 30, 2024	139,869	$44.53	6.34	$-
Exercisable at June 30, 2024	113,685	$49.78	5.99	$-

During the six months ended June 30, 2024 and 2023, the Company recognized $222 and $216 of compensation expense relating to vested stock options. As of June 30, 2024, the aggregate amount of unvested compensation related to stock options was approximately $209 which will be recognized as an expense as the options vest in future periods through March 28, 2027.

As of June 30, 2024, the outstanding and exercisable options have no intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of June 30, 2024, which was $1.67, and the exercise price of the outstanding stock options.

10. Stock Warrants

The Company’s warrant activity during the six months ended June 30, 2024, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2023	549,292	$8.77	2.84	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2024	549,292	$8.77	2.34	$-
Exercisable at June 30, 2024	549,292	$8.77	2.34	$-

As of June 30, 2024, the outstanding and exercisable warrants have no aggregate intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of June 30, 2024, which was $1.67, and the exercise price of the Company’s warrants to purchase common stock.

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

At June 30, 2024 and 2023, accounts receivable due from and accounts payable due to CCB were as follows:

	June 30, 2024	December 31, 2023
Accounts receivable, net of provision of $1,123 and $1,123 at June 30, 2024 and December 31, 2023, respectively	259	259
Accounts payable	(213)	(259)
Net (payable) receivable	46	-

In addition, on April 19, 2023, the Company received a letter from CCB demanding payment of various amounts, including the $452 and $452 outstanding at June 30, 2024 and December 31, 2023, respectively. The Company has determined that the probability of realizing any loss on the demand from CCB is remote and therefore has not recorded any additional accruals related to the demand.

12. Commitments and Contingencies

During 2023, the firm engaged an investment bank to explore financing options for the Company. We have a maximum obligation of $1.2M in fees so far in this engagement. These fees will be recognized on a success basis and will be paid out only if a transaction is finalized.

In 2018, CCB assumed the monthly payments on our lease obligation for a Los Angeles manufacturing plant for payments through September 2024, and our release from the obligation by the lessor, however, is dependent upon CCB’s deposit of $1,200 of security with the lessor. As of June 30, 2024, $800 has been deposited with the lessor and Chris J. Reed has placed approximately 7,260 shares of the Company’s common stock valued at $12 that remain in escrow with the lessor.

We are, and from time to time, we be a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

We believe that there are no material litigation matters at the current time. Although the result of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such claims and proceedings will not have a material adverse impact on our financial position, liquidity, or results of operations.

13. Subsequent Events

Option Exercise and Amendment to Secured Notes

On August 1, 2024, the Company entered into an Option Exercise and Sixth Amendment (“Exercise and Amendment Agreement”) to the Notes with Whitebox.

Pursuant to the Exercise and Amendment Agreement, holders of the Original Notes exercised an option to purchase an aggregate of approximately $6,504 Option Notes for an amount in cash equal to $1,400,000, together with the exchange of all principal, interest, fees and other amounts owning with respect to the already outstanding Option Notes in the aggregate amount of $5,104. The Option Notes mature on the earlier of December 15, 2024, and ninety one days before the schedule maturity of any unsecured indebtedness incurred by the Company that is junior in right of payment to its Note obligations. The Option Notes bear interest in arrears on the outstanding principal amount at a rate of 11.13% per annum, payable in cash. The Option Notes may be prepaid without premium or penalty. Unless $1,400 of the principal amount is prepaid, payment of any Option Note on the maturity date (or due to an acceleration (whether declared or automatic)) shall be accompanied by an additional amount (such amount, the “MOIC Deficiency Amount”), if any, sufficient to achieve a 1.13:1.00 multiple of invested capital since August 1, 2024 (the “MOIC”) on the aggregate principal amount of the Option Notes being paid. The MOIC Deficiency Amount shall be calculated based on (i) the sum of all fees, original issue discount, interest, premiums, principal and other payments received in cash by the applicable holders in respect of the Option Notes since August 1, 2024 (excluding any reimbursement of out-of-pocket costs or expenses reimbursed and any indemnification payments made to the applicable Holders in respect of the Option Notes), as the numerator, and (ii) the aggregate principal amount of the Option Notes on August 1, 2024, as the denominator.

Pursuant to the Exercise and Amendment Agreement, Whitebox temporarily waived the specified events of default under the Notes and temporarily waived any requirement that the Company conduct a repurchase of Original Notes in the event of a Make-Whole Fundamental Change (as defined in the Original Notes), subject to the terms and conditions therein.

Line of Credit Over Advance Guaranty

On July 26, 2024, Norman E. Snyder Jr., CEO of the Company, provided a personal guaranty of $500 for an over advance on our existing line of credit (see note 5). The over advance is scheduled to be repaid by September 6, 2024.

Commercial Office Lease

On May 10 2024, the Company entered into a new lease with Merritt 7 Ventures LLC, for commercial office space for its corporate headquarters. The lease has an 11 year term and is expected to commence in December 2024.  Aggregate monthly base rent for the first year of the lease shall be $8,590. Base rent shall increase incrementally on an annual basis by approximately 3.6%.  Customary tax and electricity rent assessments in addition to base rent are payable.  In year one, the aggregate of these charges is $7,409 per month. Total payments over the life of the lease are expected to be $2,129.

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

Results of Operations

Overview

During the six months ended June 30, 2024, the Company continued to strengthen its supply chain, implement gross margin enhancement initiatives, drive efficiencies in transportation and warehouse costs and reduce operating expenses. In addition, it continues to build its innovation pipeline with sustained growth in Reed’s Real Ginger Ale, Virgil’s Zero Sugar handcrafted sodas, Reed’s Classic and Stormy Mule, and Reed’s Hard Ginger Ale.

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

Recent Trends – Market Conditions

Although the U.S. economy continued to grow throughout 2023 and into Q2 2024, the higher inflation, the actions by the Federal Reserve to address inflation, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. We have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. Although we regularly monitor companies in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations.

During the three months ending June 30, 2024, the Company continued to experience moderation from the elevated freight costs experienced in 2023. The average cost of shipping and handling for the three months ended June 30, 2024, was $2.18 as compared to $3.05 in the three months ended June 30, 2023. During the six months ended June 30, 2024, the average cost of shipping and handling was $2.54 per case, as compared to $3.27 per case for the six months ended June 30, 2023. Although the Company has experienced decreases in freight costs over the last four quarters, in the Company’s opinion there remains a volatile environment and the Company will continue to monitor pricing and availability in transportation. Mitigation plans have been implemented to manage this risk. The Company has been negatively impacted by supply chain challenges affecting our ability to benefit from strong demand for, and increased sales of our product. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins. The Company has experienced moderation in inflation and anticipates this to continue throughout 2024.

During the six months ended June 30, 2024, we continued to generate cash flows to meet our short-term liquidity needs, and we expected to maintain access to the capital markets.

Results of Operations – Three Months Ended June 30, 2024, as compared to Three Months Ended June 30, 2023

The following table sets forth key statistics for the three months ended June 30, 2023 and 2022, respectively, in thousands.

	Three Months Ended June 30,		Pct.
	2024	2023	Change
Gross billing (A)	$13,584	$11,164	22%
Less: Promotional and other allowances (B)	1,710	1,159	48%
Net sales	$11,874	$10,005	19%

Cost of goods sold	8,043	7,496	7%
% of Gross billing	59%	67%
% of Net sales	68%	75%
Gross profit	$3,831	$2,509	53%
% of Net sales	32%	25%

Expenses
Delivery and handling	$1,423	$1,686	-16%
% of Net sales	12%	17%
Dollar per case ($)	$2.18	$3.05
Selling and marketing	1,097	1,259	-13%
% of Net sales	9%	13%
General and administrative	1,980	1,311	51%
% of Net sales	17%	13%
Total operating expenses	4,500	4,256	6%

Loss from operations	$(669)	$(1,747)	-62%

Interest expense and other income (expense)	$(2,543)	$(1,387)	83%

Net loss	$(3,212)	$(3,134)	2%

Loss per share – basic and diluted	$(0.77)	$(0.99)	-22%

Weighted average shares outstanding - basic & diluted	4,187,291	3,179,661	32%

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

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity from the second quarter of 2023 through the second quarter of 2024.

		2024					2023			Q2 Per Case			H1 Per Case
		Q1	Q2	H1	Q2 vs PY	H1 vs PY	Q1	Q2	H1	2024	2023	vs PY	2024	2023	vs PY
Cases:
	Reed’s	348	413	761	16%	5%	370	355	725
	Virgil’s	151	239	390	21%	-11%	241	197	438
	Total Core	499	652	1,151	18%	-1%	611	552	1,163
	Non Core	-	-	-	-%	%	2	-	2
	Total	499	652	1,151	18%	-1%	613	552	1,165

Gross Billing:
	Core	$10,377	$13,584	$23,961	22%	2%	$12,333	$11,095	$23,429	$20.8	$20.1	4%	$20.8	$20.2	3%
	Non Core	2	-	2	-100%	-99%	120	69	189	-		%		2	-99%
	Total	$10,379	$13,584	$23,963	22%	1%	$12,453	$11,164	$23,618	$20.8	20.2	3%	20.8	20.7	3%

Discounts:	Total	$(784)	$(1,710)	$(2,494)	48%	2%	$(1,296)	$(1,159)	$(2,456)	$(2.6)	$(2.1)	-25%	$(2,2)	$(2.1)	3%

COGS:
	Core	$(6,182)	$(8,043)	$(14,225)	9%	-10%	$(8,422)	$(7,408)	$(15,830)	$(12.3)	$(13.4)	-8%	$(12.4)	$(13.6)	-9%
	Non Core	-	-	-	%	%	(37)	(88)	(125)	-	-	-%	-	-	-%
	Total	$(6,182)	$(8,043)	$(14,225)	7%	-11%	$(8,459)	$(7,496)	$(15,955)	$(12.3)	$(13,6)	-9%	$(12.4)	$(13.7)	-10%

Gross Profit:		$3,413	$3,831	$7,244	53%	39%	$2,698	$2,509	$5,207	$5.88	$4.6	29%	$6.3	$4.8	41%
as % Net Sales		36%	32%	34%			24%	25%	25%

Sales, Cost of Sales, and Gross Margins

As part of the Company’s ongoing initiative to simplify and streamline operations the Company has identified core products on which to place its strategic focus. These core products consist of Reed’s and Virgil’s branded beverages. Non-core products consist primarily of Wellness Shots, candy and slower selling discontinued Reed’s and Virgil’s SKUs.

Core beverage volume for the three months ended June 30, 2024, represents 99% of all beverage volume.

Core brand gross billing increased by 22% to $13,584 compared to $11,095 during the same period last year, driven by a Reed’s volume increase of 16% and Virgil’s volume increase of 21%. The result is an increase in total gross billing of 22%, to $13,584 during the three months ended June 30, 2023, from $11,164 in the same period last year. Price on our core brands increased 4% to $20.84 per case.

Discounts as a percentage of gross sales was 13% compared to 10% in the same period last year. As a result, net sales revenue increased 19% in the three months ended June 30, 2024, to $11,874, compared to $10,005 in the same period last year.

Cost of Goods Sold

Cost of goods sold increased $547 during the three months ended June 30, 2024, as compared to the same period last year. As a percentage of net sales, cost of goods sold for the three months ended June 30, 2024, was 68% as compared to 75% for the same period last year.

The total cost of goods per case decreased to $12.34 per case in the three months ended June 30, 2024, from $13.58 per case for the same period last year.

Gross Margin

Gross margin was 32% for the three months ended June 30, 2024, compared to 25% for the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses decreased by $263 in the three months ended June 30, 2024, to $1,423 from $1,686 in the same period last year, driven by our efforts to mitigate inflationary costs. Delivery costs in the three months ended June 30, 2024, were 12% of net sales and $2.18 per case, compared to 17% of net sales and $3.05 per case during the same period last year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses were $1,097 during the three months ended June 30, 2024, compared to $1,259 during the same period last year. As a percentage of net sales, selling and marketing costs was 9% during the three months ended June 30, 2024, as compared to 13% during the same period last year. The decrease was primarily driven by lower marketing costs, service fees and product sampling costs partially offset by higher broker commissions.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased in the three months ended June 30, 2024, to $1,980 from $1,311, an increase of $669 over the same period last year. As a percentage of net sales, general and administrative expenses were 17% during the three months ended June 30, 2024, as compared to 13% during the same period last year. The increase was driven by higher professional fees, legal settlements and higher stock compensation.

Loss from Operations

The loss from operations was $669 for the three months ended June 30, 2024, as compared to a loss of $1,747 in the same period last year driven by decreased gross profit offset by decreases in operating expenses discussed above.

Interest and Other Expense

Interest and other expense for the three months ended June 30, 2024, consisted of $1,150 of interest expense and $1,393 of the change in fair value of our SAFE investments. During the same period last year, interest and other expense consisted solely of $1,387 of interest expense.

Modified EBITDA

In addition to our GAAP results, we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, tax expense, depreciation and amortization, stock-based compensation, changes in fair value of warrant expense, change in fair value of SAFE agreements, legal and insurance settlements, non-recurring professional fees inventory write-offs associated with exited categories and major packaging and formula changes, one-time changes in policy, impact of changes to accounting methodology and one-time restructuring-related costs including employee severance and asset impairment.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended June 30, 2024 and 2023 (unaudited; in thousands):

	Three Months Ended June 30
	2024	2023
Net loss	$(3,212)	$(3,134)

Modified EBITDA adjustments:
Depreciation and amortization	70	66
Tax expense	21
Interest expense	1,150	1,387
Change in fair value of SAFE investments	1,393	-
Stock option and other noncash compensation	93	(17)
Professional fees	334	-
Severance	26	92
Legal settlements	170	-
Total EBITDA adjustments	$3,257	$1,528

Modified EBITDA	$45	$(1,606)

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Modified EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Modified EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Modified EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Modified EBITDA does not reflect any cash requirements for such replacements.

Results of Operations – Six months ended June 30, 2024, as compared to Six Months Ended June 30, 2023

The following table sets forth key statistics for the six months ended June 30, 2024 and 2023, respectively, in thousands.

	Six Months Ended June 30,		Pct.
	2024	2023	Change
Gross billing (A)	$23,963	$23,618	1%
Less: Promotional and other allowances (B)	2,494	2,456	2%
Net sales	$21,469	$21,162	1%

Cost of goods sold	14,225	15,955	-11%
% of Gross billing	59%	68%
% of Net sales	66%	75%
Gross profit	$7,244	$5,207	39%
% of Net sales	34%	25%

Expenses
Delivery and handling	$2,925	$3,806	-23%
% of Net sales	14%	18%
Dollar per case ($)	2.54	3.27
Selling and marketing	2,190	2,706	-19%
% of Net sales	10%	13%
General and administrative	3,448	3,020	14%
% of Net sales	16%	14%
Total operating expenses	8,563	9,532	-10%

Loss from operations	$(1,319)	$(4,325)	-70%

Interest expense and other income (expense)	(3,566)	(3,166)	13%

Net loss	$(4,885)	$(7,491)	-35%

Loss per share – basic and diluted	$(1.17)	$(2.59)	-55%

Weighted average shares outstanding - basic & diluted	4,187,291	2,892,860	45%

(A)	We define gross billing as the total sales for the Company unadjusted for costs related to generating those sales. Management utilizes gross billing as an indicator of and to monitor operating performance of products and salespersons before the effect of any promotional or other allowances, which are determined in accordance with GAAP, and can mask certain performance issues. We believe that the presentation of gross billing provides a useful measure of our operating performance. Additionally, gross billing may not be comparable to similarly titled measures used by other companies, as gross billing have been defined by our internal reporting practices.

(B)	We define promotional and other allowances as costs deducted from gross billing which are associated with generating those sales. Management utilizes promotional and other allowances as an indicator of and to monitor operating performance of products, salespersons, and customer agreements. We believe that the presentation of promotional and other allowances provides a useful measure of our operating performance. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. The expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the disclosure thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following: (i) reimbursements given to the Company’s distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (ii) the Company’s agreed share of fees given to distributors and/or directly to retailers for in-store marketing and promotional activities; (iii) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (iv) incentives given to the Company’s distributors and/or retailers for achieving or exceeding certain predetermined sales goals; and (v) discounted or free products. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year.

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

Core brand gross billing increased by 2% to $23,962 compared to $23,429 during the same period last year, driven by Reed’s volume decline of 5% and Virgil’s volume decline of 11%. The result is an increase in total gross billing of 1%, to $23,963 during the six months ended June 30, 2024, from $23,618 in the same period last year. Price on our core brands increased 3% to $20.82 per case. The decrease was a result of volume declines that have impacted the CSD segment as a result of price increases coupled with the Company’s inability to produce sufficient levels of inventory to meet current demand as a result of tighter credit terms from suppliers.

Discounts as a percentage of gross sales was 10% compared to 10% in the same period last year. As a result, net sales revenue increased 1% in the six months ended June 30, 2024, to $21,469, compared to $21,162 in the same period last year.

Cost of Goods Sold

Cost of goods sold decreased $1,730 during the six months ended June 30, 2024, as compared to the same period last year. As a percentage of net sales, cost of goods sold for the six months ended June 30, 2024, was 66% as compared to 75% for the same period last year.

The total cost of goods per case decreased to $12.36 per case in the six months ended June 30, 2024, from $13.70 per case for the same period last year. The cost of goods sold per case on core brands was $12.36 during the six months ended June 30, 2024, compared to $13.59 for the same period last year.

Gross Margin

Gross margin increased to 34% for the six months ended June 30, 2023, compared to 25% for the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses decreased by $881 in the six months ended June 30, 2024, to $2,925 from $3,806 in the same period last year, driven by our efforts to mitigate inflationary costs. Delivery costs in the six months ended June 30, 2024, were 14% of net sales and $2.54 per case, compared to 18% of net sales and $3.27 per case during the same period last year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses were $2,190 during the six months ended June 30, 2024, compared to $2,706 during the same period last year. As a percentage of net sales, selling and marketing were 10% of net sales during the six months ended June 30, 2024, as compared to 13% of net sales during the same period last year. The decrease was driven by lower service fees, and reduced sampling, trade show and marketing spend partially offset by higher broker fees.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased in the six months ended June 30, 2024, to $3,448 from $3,020, an increase of $428 over the same period last year. The increase was driven by higher legal settlements costs and professional fees spending partially offset by lower public company costs.

Loss from Operations

The loss from operations was $1,319 for the six months ended June 30, 2024, as compared to a loss of $4,325 in the same period last year driven by increased gross profit and decreased operating expenses discussed above.

Interest and Other Expense

Interest and other expense for the six months ended June 30, 2024, consisted of $2,173 of interest expense and $1,393 of the change in fair value of our SAFE investments. During the same period last year, interest and other expense consisted solely of $3,166 of interest expense.

Modified EBITDA

In addition to our GAAP results, we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, tax expense, depreciation and amortization, stock-based compensation, changes in fair value of warrant expense, change in fair value of SAFE agreements, legal and insurance settlements, non-recurring professional fees inventory write-offs associated with exited categories and major packaging and formula changes, one-time changes in policy, impact of changes to accounting methodology and one-time restructuring-related costs including employee severance and asset impairment.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the six months ended June 30, 2022 and 2021 (unaudited; in thousands):

	Six Months Ended June 30,
	2024	2023
Net loss	$(4,885)	$(7,491)

Modified EBITDA adjustments:
Depreciation and amortization	138	146
Income taxes	75	-
Interest expense	2,173	3,166
Change in fair value of SAFE investments	1,393
Product quality hold write-down	29	-
Stock option and other noncash compensation	222	216
Professional fees	334	92
Severance expense	26	-
Legal settlements	170	-
Total EBITDA adjustments	$4,560	$3,620

Modified EBITDA	$(325)	$(3,871)

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months ended June 30, 2024, the Company recorded a net loss of $4,885, and utilized $3,307 of cash in operations and at June 30, 2024, had a working capital deficiency of $19,378 and a stockholders’ deficit of $23,849. As of June 30, 2024, the Company borrowed $9,124 on its line of credit and owed $18,821on its Notes (See Note 5 and Note 6 for further detail). These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of June 30, 2024, we had a cash balance of $326, no availability under our line of credit and $3,876 of additional borrowing capacity from the credit facility assuming there is availability under the terms.

On July 26, 2024, Norman E. Snyder Jr, CEO of the Company, provided a personal guaranty for a $500 over advance on our existing line of credit with ACS. On August 1, 2024, the Company funded $1,400 pursuant to an option exercise by Whitebox under the Option Notes.

Historically, we have financed our operations through public and private sales of common stock, issuance of preferred and common stock, convertible debt instruments, term loans and credit lines from financial institutions, and cash generated from operations. To alleviate these conditions, management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners or through obtaining credit from financial institutions. The Company is continuing to discuss restructuring of debt with existing lenders and is exploring new financing opportunities to address the line of credit which comes due in March 2025 (see Note 5) and the portion of debt under the Notes that is due under on December 15, 2024 (see Note 6). As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

We have also taken decisive action to improve our margins, including fully outsourcing our manufacturing process, streamlining our product portfolio, negotiating improved vendor contracts and restructuring our selling prices.

Notes Payable and Existing Financing

Please refer to Notes 5 and 6 in the accompanying condensed financial statements for a description of our existing line of credit agreement and outstanding notes payable.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are, and from time to time, may be subject to a variety of variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations from time to time in the ordinary course of business. Management evaluates, and periodically re-evaluates, whether the final result of any of the foregoing may be expected to have a material adverse effect on our financial condition, results of operations or cash flows. Management has determined that no disclosure is required under this Item 1.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None that have not been previously disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Commercial Office Lease

On May 10 2024, the Company entered into a new lease with Merritt 7 Ventures LLC, for its corporate headquarters. The lease has an 11 year term and is expected to commence in December 2024.  Aggregate monthly base rent for the first year of the lease shall be $8,590. Base rent shall increase incrementally on an annual basis by approximately 3.6%.  Customary tax and electricity rent assessments in addition to base rent are payable.  In year one, the aggregate of these charges is $7,409 per month. Total payments over the life of the lease are expected to be $2,129.

Item 6. Exhibits

See Exhibit Index on page. 13.

INDEX TO EXHIBITS

ITEM 15(a)(3)

The following is a list of the exhibits filed as part of this Form 10-Q. The documents incorporated by reference can be viewed on the SEC’s website at http://www.sec.gov.

Exhibit

3(i)	Certificate of Incorporation of Reeds, Inc. which is incorporated herein by reference to exhibit 3(iv) to Form 10-K filed with SEC on May 15, 2023.
3(ii)	Amended and Restated Bylaws of Reed’s, Inc. which is incorporated by reference to Exhibit 3.8 to Form 10-K/A filed with the SEC on April 8, 2020.
4.1	Form of Option Note in favor of Wilmington Savings Fund Society, FSB dated August 1, 2024.
10.1	Option Exercise and Sixth Amendment to the 10% Secured Convertible Notes by and between Reed’s, Inc. and each holder and Wilmington Savings Fund Society, FSB, holder representative and collateral agent dated August 1, 2024.
10.2	Lease by and between Merritt 7 Venture LLC and Reed’s Inc. dated May 10, 2024.
10.3

Limited Waiver and Deferral Agreement by and between Reed’s, Inc. and each holder and Wilmington Savings Fund Society, FSB, holder representative and collateral agent dated May 17, 2024 which is incorporated by reference to Exhibit 10.3 to Form 10-Q filed May 20, 2024.

10.4

Amendment to Limited Waiver, Deferral, and Amendment and Restatement Agreement by and between Reed’s, Inc. and each holder and Wilmington Savings Fund Society, FSB, holder representative and collateral agent dated April 1, 2024 which is incorporated by reference to Exhibit 10.1 to Form 8-K/A as filed with the SEC on April 3, 2024.

31	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Reed’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders (Deficit), (iv) the Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements.
104	The cover page from the Reed’s, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reed’s, Inc.
(Registrant)

Date: August 13, 2024	/s/ Norman E. Snyder, Jr.
Norman E. Snyder, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024	/s/ Joann Tinnelly
Joann Tinnelly
Chief Financial Officer
(Principal Financial Officer)

