Form 10-Q
period 2024-09-30
REED'S, INC.
filed 2024-11-14
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

There are 8,187,291 shares outstanding as of November 13, 2024.

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

ii

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

REED’S, INC.

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$306	$603
Accounts receivable, net of allowance of $577 and $860, respectively	2,770	3,571
Inventory	9,251	11,300
Receivable from former related party	259	259
Prepaid expenses and other current assets	1,476	2,028
Total current assets	14,062	17,761

Property and equipment, net of accumulated depreciation of $1,277 and $1,068, respectively	335	493
Intangible assets	636	629
Total assets	$15,033	$18,883

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,313	$9,133
Accrued expenses	1,274	1,096
Revolving line of credit, net of capitalized financing costs of $81 and $201, respectively	5,390	9,758
Payable to former related party	211	259
Current portion of convertible notes payable, net of debt discount of $459 and $572, respectively	21,751	6,737
Current portion of lease liabilities	47	207
Total current liabilities	36,986	27,190

Convertible note payable, net of debt discount of $0 and $148, respectively, less current portion	-	10,874
Total liabilities	36,986	38,064

Stockholders’ deficit:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 180,000,000 shares authorized; 8,187,291 and 4,187,291 shares issued and outstanding, respectively	1	-
Additional paid in capital	125,719	119,452
Accumulated deficit	(147,767)	(138,727)
Total stockholders’ deficit	(21,953)	(19,181)
Total liabilities and stockholders’ deficit	$15,033	$18,883

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Sales	$6,752	$11,856	$28,221	$33,018
Cost of goods sold	5,537	7,823	19,762	23,778
Gross profit	1,215	4,033	8,459	9,240

Operating expenses:
Delivery and handling expense	1,279	1,908	4,204	5,714
Selling and marketing expense	1,283	861	3,473	3,567
General and administrative expense	1,791	1,407	5,239	4,427
Total operating expenses	4,353	4,176	12,916	13,708

Loss from operations	(3,138)	(143)	(4,457)	(4,468)

Interest expense	(2,405)	(1,293)	(4,578)	(4,459)
Change in fair value of SAFE investments	1,393	-	-	-

Net loss	(4,150)	(1,436)	(9,035)	(8,927)

Dividends on Series A Convertible Preferred Stock	-	-	(5)	(5)

Net Loss Attributable to Common Stockholders	$(4,150)	$(1,436)	$(9,040)	$(8,932)

Loss per share – basic and diluted	$(0.82)	$(0.34)	$(2.02)	$(2.69)

Weighted average number of shares outstanding – basic and diluted	5,066,412	4,169,131	4,483,587	3,322,959

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2024	4,187,291	$-	9,411	$94	$119,674	$(143,617)	$(23,849)
Fair value of vested options					46		46
Common shares issued for cash	1,268,795				1,903		1,903
Common shares issued upon conversion of SAFE agreement	2,731,205	1			4,096		4,097
Net loss			-	-	-	(4,150)	(4,150)
Balance, September 30, 2024	8,187,291	$1	9,411	$94	$125,719	$(147,767)	$(21,953)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	4,187,291	$-	9,411	$94	$119,452	$(138,727)	$(19,181)
Fair value of vested options					268		268
Dividends on Series A Convertible Preferred Stock	-	-		-		(5)	(5)
Common shares issued for cash	1,268,795				1,903		1,903
Common shares issued upon conversion of SAFE agreement	2,731,205	1		-	4,096		4,097
Net loss			-	-	-	(9,035)	(9,035)
Balance, September 30, 2024	8,187,291	$1	9,411	$94	$125,719	$(147,767)	$(21,953)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2023	4,169,131	$-	9,411	$94	$119,138	$(130,695)	$(11,463)
Fair value of vested options					139		139
Net loss			-	-	-	(1,436)	(1,436)
Balance, September 30, 2023	4,169,131	$-	9,411	$94	$119,277	$(132,131)	$(12,760)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	2,519,485	$-	9,411	$94	$114,635	$(123,199)	$(8,470)
Fair value of vested options					351		351
Fair value of vested restricted shares granted to officers	750				3		3
Repurchase of common stock	(274)				(1)		(1)
Common shares issued for financing costs	82,438				273		273
Dividends on Series A Convertible Preferred Stock	-	-		-		(5)	(5)
Common shares issued for cash, net of offering costs	1,566,732	-			4,016		4,016
Net loss			-	-	-	(8,927)	(8,927)
Balance, September 30, 2023	4,169,131	$-	9,411	$94	$119,277	$(132,131)	$(12,760)

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

(Amounts in thousands)

	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net loss	$(9,035)	$(8,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	88	112
Loss on disposal of property and equipment		9
Amortization of debt discount	568	958
Fair value of vested options	268	351
Fair value of vested restricted shares granted to officers	-	3
Product quality hold write-down	(29)
Change in allowance for doubtful accounts	(282)	262
Inventory write-downs	(825)	(205)
Accrued interest	3,141	2,483
Changes in operating assets and liabilities:
Accounts receivable	1,084	142
Inventory	2,903	417
Prepaid expenses and other assets	(449)	450
Decrease in right of use assets	121	102
Accounts payable	180	(738)
Accrued dividend	-	(5)
Accrued expenses	173	639
Lease liabilities	(160)	(137)
Net cash used in operating activities	(2,254)	(4,084)
Cash flows from investing activities:
Trademark costs	(7)	(1)
Purchase of property and equipment	(51)	(84)
Sale of property and equipment	-	68
Net cash used in investing activities	(58)	(17)
Cash flows from financing activities:
Proceeds from line of credit	24,878	32,686
Payments on line of credit	(29,367)	(34,085)
Proceeds from convertible note payable, net of expenses	-	3,797
Payment of accrued interest on convertible note payable	(513)	(268)
Proceeds from sale of common stock	1,903	4,016
Proceeds from convertible notes	1,400	-
Proceeds from issuance of SAFE agreement	4,097	(1)
Payment of cash recorded as debt discount	(335)	-
Amounts from former related party, net	(48)	(1,573)
Net cash provided by financing activities	2,015	4,572

Net decrease in cash	(297)	471
Cash at beginning of period	603	533
Cash at end of period	$306	$1,004

Supplemental disclosures of cash flow information:
Cash paid for interest	$238	$548
Non-cash investing and financing activities:
Dividends on Series A Convertible Preferred Stock	$5	$5
Reclass of prepaid expenses and accounts payable	1,000

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of Reed’s, Inc. (the “Company”, “we”, “us”, or “our”), have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024. The accompanying condensed financial statements are unaudited, but in the opinion of management, contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2024, and the results of its operations and its cash flows for the nine months ended September 30, 2024 and 2023. The balance sheet as of December 31, 2023 is derived from the Company’s audited financial statements.

The results of operations for the nine months ended September 30, 2024, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2024.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the nine months ended September 30, 2024, the Company recorded a net loss of $9,035, and utilized $2,254 of cash in operations and at September 30, 2024, had a working capital deficiency of $22,923 and a stockholders’ deficit of $21,953. As of September 30, 2024, the Company borrowed $5,471 on its line of credit and owed $22,210 on its Notes (See Note 5 and Note 6 for further detail). These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2023, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2024, we had a cash balance of $306, no availability under our line of credit and $7,529 of additional borrowing capacity from the credit facility assuming there is availability under the terms.

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

Recent Trends - Market Conditions

Although the U.S. economy continued to grow throughout 2023 and into Q3 2024, the higher inflation, the actions by the Federal Reserve to address inflation, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. We have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. Although we regularly monitor companies in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations.

During the three months ending September 30, 2024, the Company continued to experience moderation from the elevated freight costs experienced in 2023. The average cost of shipping and handling for the three months ended September 30, 2024, was $2.99 as compared to $2.98 in the three months ended September 30, 2023. During the nine months ended September 30, 2024, the average cost of shipping and handling was $2.66 per case, as compared to $3.17 per case for the nine months ended September 30, 2023. Although the Company has experienced decreases in freight costs over the last four quarters, in the Company’s opinion there remains a volatile environment and the Company will continue to monitor pricing and availability in transportation. Mitigation plans have been implemented to manage this risk. The Company has been negatively impacted by supply chain challenges affecting our ability to benefit from strong demand for, and increased sales of our product. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins. The Company has experienced moderation in inflation and anticipates this continuing throughout 2024.

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

The Company does not allow for returns, except for damaged products when damage occurred pre-fulfilment. Damaged product returns have historically been insignificant. Because of this, the stand-alone nature of our products, and our assessment of performance obligations and transaction pricing for our sales contracts, we do not currently maintain a contract asset or liability balance for obligations. We assess our contracts and the reasonableness of our conclusions on a quarterly basis.

Loss per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings (loss) per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from computation when their effect is antidilutive.

For the periods ended September 30, 2024 and 2023, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	September 30, 2024	September 30, 2023
Warrants	549,292	549,292
Options	128,309	145,012
Convertible note payable	1,844,829	1,475,725
Common stock equivalent of Series A Convertible Preferred stock	753	753
Total	2,523,183	2,170,782

Stock Compensation Expense

The Company periodically issues stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on ASC 718, Compensation-Stock Compensation whereby the value of the award is measured on the date of grant and recognized for employees as compensation expense on the straight-line basis over the vesting period. Recognition of compensation expenses for non-employees is in the same period and manner as if the Company had paid cash for the services. The Company recognizes the fair value of stock-based compensation within its Statements of Operations with classification depending on the nature of the services rendered.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs for the three months ended September 30, 2024, and 2023, aggregated $8 and $22, respectively. Advertising costs for the nine months ended September 30, 2024, and 2023, aggregated $38 and $82, respectively.

Concentrations

Net sales. During the three months ended September 30, 2024, two customers accounted for 18% and 15% of gross billing, respectively, and during the nine months ended September 30, 2024, three customers accounted for 18%, 15%, and 11% of gross billing, respectively. During the three months ended September 30, 2023, three customers accounted for 22%, 14%, and 12% of gross billing, respectively, and during the nine months ended September 30, 2023, two customers accounted for 19% and 13% of gross billing, respectively. No other customers exceeded 10% of sales in either period.

Accounts receivable. As of September 30, 2024, the Company had accounts receivable from two customers which comprised 32% and 13% of its gross accounts receivable, respectively. As of December 31, 2023, the Company had accounts receivable from three customers which comprised 24%, 15% and 11% of its gross accounts receivable, respectively. No other customers exceeded 10% of gross accounts receivable in either period.

The Company utilizes co-packers to produce 100% of its products. During the nine months ended September 30, 2024 and the year ended December 31, 2023, the Company utilized nine separate co-packers for most its production and bottling of beverage products in the United States. The Company has long-standing relationships with two different co-packers, and a third co-packing agreement with California Custom Beverage LLC (“CCB”), a former related party (see Note 11). Although there are other packers, a change in co-packers may cause a delay in the production process, which could ultimately affect operating results.

Purchases from vendors. During the nine months ended September 30, 2024, the Company’s two largest vendors accounted for approximately 11% and 10% of all purchases. During the nine months ended September 30, 2023, the Company’s largest vendor accounted for approximately 9% of all purchases. No other vendors exceeded 10% of all purchases in either period.

Accounts payable. As of September 30, 2024, no vendor accounted for more than 10% of total accounts payable. As of December 31, 2023, two vendors accounted for 10% and 10% of total accounts payable, respectively. No other vendors exceeded 10% of accounts payable in either period.

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

The fair value of our liability under our SAFE investments were determined using level 3 inputs. (Note 8)

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

2. Inventory

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, net of write downs, and is comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials and packaging	$6,143	$6,445
Finished products	3,108	4,855
Total	$9,251	$11,300

3. Property and Equipment

Property and equipment are comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Right-of-use assets under operating leases	$724	$724
Computer hardware and software	400	400
Machinery and equipment	352	352
Construction in progress	136	85
Total cost	1,612	1,561
Accumulated depreciation and amortization	(1,277)	(1,068)
Net value	$335	$493

Depreciation expense for the nine months ended September 30, 2024 and 2023 was $88 and $112, respectively, and amortization of right-of-use assets for the nine months ended September 30, 2024 and 2023 was $121 and $102, respectively.

4. Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Brand names	$576	$576
Trademarks	60	53
Total	$636	$629

5. Line of Credit

The Company’s credit facility consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Line of credit – Alterna Capital Solutions	$5,471	$9,959
Less: capitalized financing costs	(81)	(201)
Total	$5,390	$9,758

In March, 2022, the Company entered into a financing agreement for a line of credit with Alterna Capital Solutions (“ACS”). The ACS line of credit is for a term of 3 years, provides for borrowings of up to $13,000, and is secured by eligible accounts receivable and inventory, and are subject to a collateral sharing agreement with Whitebox, another secured lender (see Note 6). An over advance rider provides for up to $500 of additional borrowing above the collateralized base (the “Over Advance”) up to a total borrowing of $13,500. As of September 30, 2024, there was no remaining availability under the line of credit, and $7,529 of borrowing capacity available.

Borrowings based on receivables bears an interest of prime plus 4.75% but not less than 8.0% (13.25% at September 30, 2024 and 13.25% at December 31, 2023). Borrowings based on inventory bears an interest of prime plus 5.25% but not less than 8.5% (13.90% at September 30, 2024 and 13.90% at December 31, 2023). The additional over advance rider bears a rate of prime plus 12.75%, but not less than 16.00% (25.00% at September 30, 2024 and 18.00% at December 31, 2023). Additionally, the line of credit is subject to a monthly monitoring fee of $1 with a minimum usage requirement on the credit facility. A loan balance of less than $1,500 will bear interest at a rate in line with account receivables advances plus the monthly monitoring fee of $1.

The Company incurred $483 of direct costs of the transaction, consisting primarily of broker, bank and legal fees. These costs have been capitalized and are being amortized over the 3-year life of the ACS agreement. The unamortized debt discount balance was $201 at December 31, 2023. For the nine months ended September 30, 2024, amortization of debt discount was $120, and as of September 30, 2024, the remaining unamortized debt discount balance is $81.

On July 26, 2024, Norman E. Snyder Jr, CEO of the Company, provided a personal guaranty for $500 over advance on our existing line of credit. The over advance was repaid by September 30, 2024.

6. Secured Notes Payable

Amounts outstanding under the Company’s secured convertible notes payable are as follows (amounts in 000’s except share amounts):

	September 30, 2024	December 31, 2023
Secured Convertible “Original” Notes Payable (A)	$10,250	$10,250
Secured “Option” Notes Payable (B)	6,504	4,050

Accrued interest	2,222	1,059
Accrued interest on excess debt borrowing	3,234	2,824
Capitalized financing costs	(459)	(572)
Total	$21,751	$17,611

Secured Notes

(A)

In May 2022, the Company issued $11,250 of convertible notes payable (the “Original Notes”) to entities affiliated with Whitebox Advisors, LLC (collectively, “Whitebox”). The Original Notes bear interest at 10% per annum (with 5% per annum payable in cash and 5% per annum payable in kind (“PIK”) by adding such PIK interest to the principal amount of the notes), are secured by substantially all of the Company’s assets (including all of its intellectual property) and are subject to a collateral sharing agreement with Alterna Capital (ACS), the Company’s existing secured lender. The Original Notes mature the earlier of September 30, 2025 or the scheduled maturity of any unsecured indebtedness incurred by the Company that is junior in right of payment to Note obligations. At each of September 30, 2024 and December 31, 2023, the principal balance of the Original Notes was $10,250.

Upon conversion or early payment, holders of the Original Notes are entitled to receive an interest make-whole payment, as defined, equal to the sum of the remaining scheduled payments of interest on the Original Notes that would be due at maturity, payable, at the Company’s option, in cash or in shares of common stock. On August 1, 2022, the Original Notes were amended to add a 10% fee (“Excess ABL Fee’) commencing with the fiscal month ending October 31, 2022 for the amount that the Company’s line of credit with ACS exceeds (i) (x) prior to November 30, 2024, $9,500 and (y) on and after November 30, 2024, $6,500, if the Company has not publicly announced or is not actively pursuing a proposed transaction as a result of which the Company reasonably believes that its Common Stock will be listed on a national securities exchange) or $9,500 otherwise, minus (ii) any amounts repaid to ACS pursuant to the Option Notes (not to exceed $500) plus (iii) the aggregate principal amount of Original Notes voluntarily converted into Conversion Consideration (as defined therein), in each case subject to the terms of the collateral sharing agreement; provided that the sum of the amounts in clauses (i), (ii) and (ii) above shall not exceed $10,500 minus any amounts repaid ACS as contemplated by the Option Notes (not to exceed $500).

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

(B)	At the time of issuance of the Original Notes, the Company also granted the investors an option to purchase up to an additional $12,000 aggregate principal amount of “Option Notes”. At December 31, 2023, the principal balance of the Option Notes was $4,050.

On August 1, 2024, the Company entered into an Option Exercise and Nineth Amendment (“Exercise and Amendment Agreement”) to the Notes with Whitebox. Pursuant to the Exercise and Amendment Agreement, holders of the Original Notes exercised an option to purchase an aggregate of approximately $6,504 Option Notes, which consisted of (i) an exchange of $4,050 of existing notes, (ii) additional cash proceeds to the Company of $1,400, and (iii) an additional finance cost of $1,054 The Option Notes mature on the earlier of December 15, 2024, and ninety one days before the schedule maturity of any unsecured indebtedness incurred by the Company that is junior in right of payment to its Note obligations. The Option Notes bear interest in arrears on the outstanding principal amount at a rate of 11.13% per annum, payable in cash. The Option Notes may be prepaid without premium or penalty. Unless $1,400 of the principal amount is prepaid, payment of any Option Note on the maturity date (or due to an acceleration (whether declared or automatic)) shall be accompanied by an additional amount (such amount, the “MOIC Deficiency Amount”), if any, sufficient to achieve a 1.13:1.00 multiple of invested capital since August 1, 2024 (the “MOIC”) on the aggregate principal amount of the Option Notes being paid. The MOIC Deficiency Amount shall be calculated based on (i) the sum of all fees, original issue discount, interest, premiums, principal and other payments received in cash by the applicable holders in respect of the Option Notes since August 1, 2024 (excluding any reimbursement of out-of-pocket costs or expenses reimbursed and any indemnification payments made to the applicable Holders in respect of the Option Notes), as the numerator, and (ii) the aggregate principal amount of the Option Notes on August 1, 2024, as the denominator.

Pursuant to the Exercise and Amendment Agreement, Whitebox temporarily waived the specified events of default under the Notes and temporarily waived any requirement that the Company conduct a repurchase of Original Notes in the event of a Make-Whole Fundamental Change (as defined in the Original Notes), subject to the terms and conditions therein.

Waiver of Default

On August 1, 2024, the Whitebox waived the specified events of default under the Original Notes and Option Notes (collectively referred to herein as the “Notes”) and temporarily waived any requirement that the Company conduct a repurchase of Original Notes in the event of a Make-Whole Fundamental Change (as defined in the Original Notes) through December 15, 2024 (See Note 13).

Accrued Interest

At December 31, 2023, the balance of accrued interest was $3,883. During the period ended September 30, 2024, the Company recorded interest of $3,141, made up of $1,832 of interest on the Notes, and $1,309 related to the excess ABL fees and made payments of $514 towards accrued interest and $1,054 was added to the principal of the Option Notes. At September 30, 2024, the balance of accrued interest was $5,456.

Debt Discount

At December 31, 2023, the unamortized debt discount was $572. During the period ended September 30, 2024, the Company incurred $335 of costs for the aforementioned waivers. These costs have been capitalized and are being amortized over the term of the Notes or waiver period. For the nine months ended September 30, 2024, amortization of debt discount was $448, and as of September 30, 2024, the remaining unamortized debt discount balance is $459.

7. Leases Liabilities

During the nine months ended September 30, 2024 and 2023, lease costs totaled $89 and $67, respectively.

As of December 31, 2023, operating lease liabilities totaled $207. During the nine months ended September 30, 2024, the Company made payments of $160 towards its operating lease liability. As of September 30, 2024, operating lease liabilities totaled $47.

As of September 30, 2024, the weighted average remaining lease terms for an operating lease are 0.25 years. As of September 30, 2024, the weighted average discount rate on the operating lease is 12.60%.

On May 10 2024, the Company entered into a new lease with Merritt 7 Ventures LLC, for commercial office space for its corporate headquarters. The lease has an 11-year term and is expected to commence in December 2024. Aggregate monthly base rent for the first year of the lease shall be $8,590. Base rent shall increase incrementally on an annual basis by approximately 3.6%. Customary tax and electricity rent assessments in addition to base rent are payable. In year one, the aggregate of these charges is $7,409 per month. Total payments over the life of the lease are expected to be $2,129.

8. Issuance of Common Stock

During the first quarter of 2024, the Company received $4,097 in gross proceeds from three significant stockholders of the Company, D&D Source of Life Holding LTD (“D&D”) and Union Square Park Partners LP, and John J. Bello, the Company’s former Chairman, pursuant to Simple Agreements for Future Equity (“SAFE”) investments. The SAFE investments were to convert into the next equity financing of Reed’s on the same terms and conditions as investors in Reed’s next equity financing at the lesser of $1.50 per share or the per share price in the financing. D&D was given the right to designate a second independent director nominee to the board of directors of Reed’s and the company agreed to limit the size of its board of directors to nine (9) for so long as D&D owns 25% or more of the equity securities of the Company. The Company initially recorded the SAFE investments as a liability at $5,490 which was reflected on its June 30, 2024 balance sheet, and reflected a loss from change in fair value of SAFE investments of $1,393.

On September 9, 2024, the Company entered into a Securities Purchase Agreement with various purchasers for the issuance of 4,000,000 common shares for total consideration of $6,000. The various purchasers also held the investment in the Company’s SAFEs. As part of the total capital raise, 2,731,205 shares of common stock valued at $4,097 upon conversion of the SAFEs , an additional 1,268,795 common shares were issued to D&D Source of Life Holding Ltd. for consideration of $1,903.

Upon conversion of the SAFE instruments during the three months ended September 30, 2024, the Company recorded a gain from change in fair value of SAFE investments of $1,393.

9. Stock-Based Compensation

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2024:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	143,000	$45.09	6.75	$-
Granted	-	$-
Exercised	-	$-
Unvested forfeited	(5,178)	$16,61
Vested forfeited	(9,513)	$44.98
Outstanding at September 30, 2024	128,309	$46.18	5.97	$-
Exercisable at September 30, 2024	112,447	$50.06	5.70	$-

During the nine months ended September 30, 2024 and 2023, the Company recognized $268 and $351 of compensation expense relating to vested stock options. As of September 30, 2024, the aggregate amount of unvested compensation related to stock options was approximately $105 which will be recognized as an expense as the options vest in future periods through March 28, 2027.

As of September 30, 2024, the outstanding and exercisable options have no intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of September 30, 2024, which was $1.39, and the exercise price of the outstanding stock options.

10. Stock Warrants

The Company’s warrant activity during the nine months ended September 30, 2024, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2023	549,292	$8.77	2.84	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2024	549,292	$8.77	2.34	$-
Exercisable at September 30, 2024	549,292	$8.77	2.34	$-

As of September 30, 2024, the outstanding and exercisable warrants have no aggregate intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of September 30, 2024, which was $1.39, and the exercise price of the Company’s warrants to purchase common stock.

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

At September 30, 2024 and 2023, accounts receivable due from and accounts payable due to CCB were as follows:

	September 30, 2024	December 31, 2023
Accounts receivable, net of provision of $1,123 and $1,123 at September 30, 2024 and December 31, 2023, respectively	259	259
Accounts payable	(211)	(259)
Net (payable) receivable	48	-

In addition, on April 19, 2023, the Company received a letter from CCB demanding payment of various amounts, including the $452 and $452 outstanding at September 30, 2024 and December 31, 2023, respectively. The Company has determined that the probability of realizing any loss on the demand from CCB is remote and therefore has not recorded any additional accruals related to the demand.

12. Commitments and Contingencies

During 2023, the firm engaged an investment bank to explore financing options for the Company. We have a maximum obligation of $1.2M in fees so far in this engagement. These fees will be recognized on a success basis and will be paid out only if a transaction is finalized.

In 2018, CCB assumed the monthly payments on our lease obligation for a Los Angeles manufacturing plant for payments through September 2024, and our release from the obligation by the lessor, however, is dependent upon CCB’s deposit of $1,200 of security with the lessor. As of September 30, 2024, $800 has been deposited with the lessor and Chris J. Reed has placed approximately 7,260 shares of the Company’s common stock valued at $10 that remain in escrow with the lessor.

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

13. Subsequent Events

a)	Convertible notes

On October 10, 2024, Whitebox sold and assigned its entire interest in eight secured promissory notes (the “Notes”) (Note 6) of the Company to the Company’s majority stockholder, D&D. The Notes contain customary affirmative and negative covenants and events of default. The Notes were secured by substantially all of the Company’s assets, including all intellectual property.

On November 14, 2024, the Company entered into a new secured one-year term loan with a principal amount of $10 million with Whitebox. The loan bears interest of 8% which is payable quarterly. The term loan is secured by substantially all of the Company’s assets, including all intellectual property. The Company used part of the proceeds to pay off and close its existing revolving line of credit (Note 5).

On November 14, 2024, in conjunction with the term loan transaction, D&D and the Company amended the Notes. D&D released all collateral under the Notes, deferred cash payments thereunder and extended the maturity dates of all of the Notes to 181 days after the maturity of the revolving credit facility, which is November 14, 2025 (with the maturity dates of the notes extended to May 14, 2026).

b)	Board of Directors

On October 21, 2024, the board of directors of the Company, upon recommendation from its governance committee, appointed Sam Van to serve as a member of its board of directors. Mr. Van is an independent director designee of D&D.

On October 28, John J. Bello and Louis Imbrogno, Jr. resigned from the board of directors (“board”) of the Company. Prior to resignation, Mr. Bello had served as the Chairman of the board and a member of its operating committee. Mr. Imbrogno had served on the governance committee and audit committee and as chair of the compensation committee

On October 29, Thomas W. Kosler also resigned from the board. He had served as chair of the audit committee.

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

Results of Operations

Overview

During the nine months ended September 30, 2024, the Company continued to focus on strengthening its supply chain, implement gross margin enhancement initiatives, drive efficiencies in transportation and warehouse costs and reduce operating expenses. In addition, it continues to build its innovation pipeline with sustained growth in Reed’s Real Ginger Ale, Virgil’s Zero Sugar handcrafted sodas, Reed’s Classic and Stormy Mule, and Reed’s Hard Ginger Ale.

The Company remains engaged on driving sales growth, improving gross margin, and reducing freight costs. The sales growth focus is on channel expansion, increase in store placements, new product introduction and improved sales execution. The margin enhancement initiative is driven by packaging savings, co-packer upgrades, and better leveraged purchasing and improved efficiency. Underpinning these initiatives is a focus on strategically reducing operating costs particularly delivery and handling expenses. In addition, the Company continues to augment its co-packer network to drive further efficiencies and build proper levels of inventory at the appropriate location to maximize delivery metrics.

Recent Trends – Market Conditions

Although the U.S. economy continued to grow throughout 2023 and into Q3 2024, the higher inflation, the actions by the Federal Reserve to address inflation, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. We have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. Although we regularly monitor companies in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations.

During the three months ending September 30, 2024, the Company continued to experience moderation from the elevated freight costs experienced in 2023. The average cost of shipping and handling for the three months ended September 30, 2024, was $2.99 as compared to $2.98 in the three months ended September 30, 2023. During the nine months ended September 30, 2024, the average cost of shipping and handling was $2.66 per case, as compared to $3.17 per case for the nine months ended September 30, 2023. Although the Company has experienced decreases in freight costs over the last four quarters, in the Company’s opinion there remains a volatile environment and the Company will continue to monitor pricing and availability in transportation. Mitigation plans have been implemented to manage this risk. The Company has been negatively impacted by supply chain challenges affecting our ability to benefit from strong demand for, and increased sales of our product. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins. The Company has experienced moderation in inflation and anticipates this to continue throughout 2024.

Results of Operations – Three Months Ended September 30, 2024, as compared to Three Months Ended September 30, 2023

The following table sets forth key statistics for the three months ended September 30, 2024 and 2023, respectively, in thousands.

	Three Months Ended September 30,		Pct.
	2024	2023	Change
Gross billing (A)	$8,901	$13,219	-33%
Less: Promotional and other allowances (B)	2,149	1,363	58%
Net sales	$6,752	$11,856	-43%

Cost of goods sold	5,537	7,823	-29%
% of Gross billing	62%	59%
% of Net sales	82%	66%
Gross profit	$1,215	$4,033	-70%
% of Net sales	18%	34%

Expenses
Delivery and handling	$1,279	$1,908	-33%
% of Net sales	19%	16%
Dollar per case ($)	$2.99	$2.98
Selling and marketing	1,283	861	49%
% of Net sales	19%	7%
General and administrative	1,791	1,407	27%
% of Net sales	27%	12%
Total operating expenses	4,353	4,176	4%

Loss from operations	$(3,138)	$(143)	2,094%

Interest expense and other income (expense)	$(1,012)	$(1,293)	-22%

Net loss	$(4,150)	$(1,436)	189%

Loss per share – basic and diluted	$(0.82)	$(0.34)	138%

Weighted average shares outstanding - basic & diluted	5,066,412	4,169,131	22%

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

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity from the third quarter of 2023 through the third quarter of 2024.

		2024						2023				Q3 Per Case			Sept YTD Per Case
		Q1	Q2	Q3	YTD	Q3 vs PY	YTD vs PY	Q1	Q2	Q3	YTD	2024	2023	vs PY	2024	2023	vs PY
Cases:
	Reed’s	348	413	253	1,014	-37%	-10%	370	355	402	1,127
	Virgil’s	151	239	175	565	-26%	-16%	241	197	238	676
	Total Core	499	652	428	1,579	-33%	-12%	611	552	640	1,803
	Non Core	-	-	-	-	-%	-100%	2	-	-	2
	Total	499	652	428	1,579	-33%	-13%	613	552	640	1,805

Gross Billing:
	Core	$10,377	$13,584	$8,901	$32,862	-33%	-10%	$12,333	$11,095	$13,197	$36,626	$20.8	$20.6	1%	$20.8	$20.3	2%
	Non Core	2	-	-	2	-100%	-99%	120	69	22	211	$-	$-	-%	-	.1	-99%
	Total	$10,379	$13,584	$8,904	$32,864	-33%	-11%	$12,453	$11,164	$13,219	$36,837	$20.8	$20.7	1%	20.8	20.4	2%

Discounts:	Total	$(784)	$(1,710)	$(2,149)	$(4,643)	58%	22%	$(1,296)	$(1,159)	$(1,363)	$(3,819)	$(5.0)	$(2.1)	136%	$(2.9)	$(2.1)	39%

COGS:
	Core	$(6,182)	$(8,043)	$(5,537)	$(19,762)	-29%	-16%	$(8,422)	$(7,408)	$(7,820)	$(23,650)	$(12.9)	$(12.2)	6%	$(12.5)	$(13.1)	-5%
	Non Core	-	-	-	-	-100%	-100%	(87)	(88)	(3)	(128)	-	-	-%	-	.1	-5%
	Total	$(6,182)	$(8,043)	$(5,530)	$(19,762)	-29%	-17%	$(8,459)	$(7,496)	$(7,823)	$(23,778)	$(12.9)	$(12.2)	6%	$(12.5)	$(13.2)	-5%

Gross Margin:		$3,413	$3,831	$1,215	$8,459	-70%	7%	$2,698	$2,509	$4,033	$9,240	$2.9	$6.3	-55%	$5.4	$5.1	5%
as % Net Sales		36%	32%	18%	30%			24%	25%	34%	28%

Sales, Cost of Sales, and Gross Margins

As part of the Company’s ongoing initiative to simplify and streamline operations, the Company has identified core products on which to place its strategic focus. These core products consist of Reed’s and Virgil’s branded beverages. Non-core products consist primarily of Wellness Shots, candy and slower selling discontinued Reed’s and Virgil’s SKUs.

Core beverage volume for the three months ended September 30, 2024, represents 100% of all beverage volume.

Core brand gross billing decreased by 33% to $8,901 compared to $13,197 during the same period last year, driven by a Reed’s volume decrease of 37% and Virgil’s volume decrease of 26%. The result is a decrease in total gross billing of 33%, to $8,901 during the three months ended September 30, 2023, from $13,219 in the same period last year. Prices on our core brands increased 1% to $20.79 per case. The lower gross billings was a result of volume declines that have impacted the carbonated soft drink segment as a result of price increases coupled with the Company’s inability to produce sufficient levels of inventory to meet current demand as a result of tighter credit terms from suppliers.

Discounts as a percentage of gross sales was 24% compared to 10% in the same period last year. As a result, net sales revenue decreased 43% in the three months ended September 30, 2024, to $6,752, compared to $11,856 in the same period last year driven by lower sales and elevated trade spend.

Cost of Goods Sold

Cost of goods sold decreased $2,286 during the three months ended September 30, 2024, as compared to the same period last year. As a percentage of net sales, cost of goods sold for the three months ended September 30, 2024, was 82% as compared to 66% for the same period last year. The decline as a percentage of net sales, was driven by elevated trade spend, partially offset by lower supply chain and input costs.

The total cost of goods per case increased to $12.91 per case in the three months ended September 30, 2024, from $12.22 per case for the same period last year.

Gross Margin

Gross margin was 18% for the three months ended September 30, 2024, compared to 34% for the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses decreased by $629 in the three months ended September 30, 2024, to $1,279 from $1,908 in the same period last year, driven by our efforts to mitigate inflationary costs. Delivery costs in the three months ended September 30, 2024, were 19% of net sales and $2.99 per case, compared to 16% of net sales and $2.98 per case during the same period last year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses were $1,283 during the three months ended September 30, 2024, compared to $861 during the same period last year, an increase of $422. As a percentage of net sales, selling and marketing costs was 19% during the three months ended September 30, 2024, as compared to 7% during the same period last year. The increase was primarily driven by higher employee related costs, marketing spend, and higher service fees related to e-commerce sales.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased in the three months ended September 30, 2024 to $1,791 from $1,407, an increase of $384 over the same period last year. As a percentage of net sales, general and administrative expenses were 27% during the three months ended September 30, 2024, as compared to 12% during the same period last year. The increase was driven by higher professional fees, bad debt expense, investor related costs and employee related costs.

Loss from Operations

The loss from operations was $3,138 for the three months ended September 30, 2024, as compared to a loss of $143 in the same period last year driven by decreased gross profit and an increase in operating expenses discussed above.

Interest and Other Expense

Interest and other expense for the three months ended September 30, 2024, consisted of $1,012 of interest expense. During the same period last year, interest and other expense consisted of $1,293 of interest expense.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended September 30, 2024 and 2023 (unaudited; in thousands):

	Three Months Ended September 30
	2024	2023
Net loss	$(4,150)	$(1,436)

Modified EBITDA adjustments:
Depreciation and amortization	71	68
Tax expense	(8)	-
Interest expense	2,405	1,293
Change in fair value of SAFE investments	(1,393)	-
Production quality hold write-down	15	-
Stock option and other noncash compensation	46	139
Professional fees	-	-
Severance	16	85
Legal settlements	-	12
Total EBITDA adjustments	$1,152	$1,597

Modified EBITDA	$(2,998)	$161

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Modified EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Modified EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Modified EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Modified EBITDA does not reflect any cash requirements for such replacements.

Results of Operations – Nine months ended September 30, 2024, as compared to Nine Months Ended September 30, 2023

The following table sets forth key statistics for the nine months ended September 30, 2024 and 2023, respectively, in thousands.

	Nine Months Ended September 30,		Pct.
	2024	2023	Change
Gross billing (A)	$32,864	$36,837	-11%
Less: Promotional and other allowances (B)	4,643	3,819	22%
Net sales	$28,221	$33,018	-15%

Cost of goods sold	19,762	23,778	-17%
% of Gross billing	60%	65%
% of Net sales	70%	72%
Gross profit	$8,459	$9,240	-8%
% of Net sales	30%	28%

Expenses
Delivery and handling	$4,204	$5,714	-26%
% of Net sales	15%	17%
Dollar per case ($)	2.66	3.17
Selling and marketing	3,473	3,567	-3%
% of Net sales	12%	11%
General and administrative	5,239	4,427	18%
% of Net sales	19%	13%
Total operating expenses	12,916	13,708	-6%

Loss from operations	$(4,457)	$(4,468)	0%

Interest expense and other income (expense)	(4,578)	(4,459)	3%

Net loss	$(9,035)	$(8,927)	1%

Loss per share – basic and diluted	$(2.02)	$(2.69)	-25%

Weighted average shares outstanding - basic & diluted	4,483,587	3,322,959	35%

(A)	We define gross billing as the total sales for the Company unadjusted for costs related to generating those sales. Management utilizes gross billing as an indicator of and to monitor operating performance of products and salespersons before the effect of any promotional or other allowances, which are determined in accordance with GAAP, and can mask certain performance issues. We believe that the presentation of gross billing provides a useful measure of our operating performance. Additionally, gross billing may not be comparable to similarly titled measures used by other companies, as gross billing have been defined by our internal reporting practices.

(B)	We define promotional and other allowances as costs deducted from gross billing which are associated with generating those sales. Management utilizes promotional and other allowances as an indicator of and to monitor operating performance of products, salespersons, and customer agreements. We believe that the presentation of promotional and other allowances provides a useful measure of our operating performance. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. The expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the disclosure thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following: (i) reimbursements given to the Company’s distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (ii) the Company’s agreed share of fees given to distributors and/or directly to retailers for in-store marketing and promotional activities; (iii) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (iv) incentives given to the Company’s distributors and/or retailers for achieving or exceeding certain predetermined sales goals; and (v) discounted or free products. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year.

Sales, Cost of Sales, and Gross Margins

As part of the Company’s ongoing initiative to simplify and streamline operations the Company has identified core products on which to place its strategic focus. These core products consist of Reed’s and Virgil’s branded beverages. Non-core products consist primarily of Wellness Shots, candy and slower selling discontinued Reed’s and Virgil’s SKUs.

Core beverage volume for the nine months ended September 30, 2024, represents 100% of all beverage volume.

Core brand gross billing decreased by 10% to $32,864 compared to $36,626 during the same period last year, driven by Reed’s volume decline of 10% and Virgil’s volume decline of 16%. The result is a decrease in total gross billing of 11%, to $32,864 during the nine months ended September 30, 2024, from $36,837 in the same period last year. Price on our core brands increased 1% to $20.81 per case. The lower gross billings was a result of volume declines that have impacted the carbonated soft drink segment as a result of price increases coupled with the Company’s inability to produce sufficient levels of inventory to meet current demand as a result of tighter credit terms from suppliers.

Discounts as a percentage of gross sales was 14% compared to 10% in the same period last year. As a result, net sales revenue decreased 15% in the nine months ended September 30, 2024, to $28,221, compared to $33,018 in the same period last year driven by lower sales and elevated trade spend.

Cost of Goods Sold

Cost of goods sold decreased $4,016 during the nine months ended September 30, 2024, as compared to the same period last year. As a percentage of net sales, cost of goods sold for the nine months ended September 30, 2024, was 70% as compared to 72% for the same period last year. The decrease was driven by lower supply chain and input costs.

The total cost of goods per case decreased to $12.52 per case in the nine months ended September 30, 2024, from $13.17 per case for the same period last year. The cost of goods sold per case on core brands was $12.51 during the nine months ended September 30, 2024, compared to $13.11 for the same period last year.

Gross Margin

Gross margin increased to 30% for the nine months ended September 30, 2024, compared to 28% for the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses decreased by $1,510 in the nine months ended September 30, 2024, to $4,204 from $5,714 in the same period last year, driven by our efforts to mitigate inflationary costs. Delivery costs in the nine months ended September 30, 2024, were 15% of net sales and $2.66 per case, compared to 17% of net sales and $3.17 per case during the same period last year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses were $3,473 during the nine months ended September 30, 2024, compared to $3,567 during the same period last year. As a percentage of net sales, selling and marketing expenses were 12% of net sales during the nine months ended September 30, 2024, as compared to 11% of net sales during the same period last year. The decrease was driven by lower co-op advertising fees, employee related costs and marketing spend partially offset by higher broker fees and e-commerce delivery costs.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased in the nine months ended September 30, 2024, to $5,239 from $4,427, an increase of $812 over the same period last year. The increase was driven by higher employee related costs, legal settlement related costs, professional fees, and quality assurance costs spending partially offset by lower public company costs.

Loss from Operations

The loss from operations was $4,457 for the nine months ended September 30, 2024, as compared to a loss of $4,468 in the same period last year driven by increased gross profit and decreased operating expenses discussed above.

Interest and Other Expense

Interest and other expense for the nine months ended September 30, 2024, consisted of $4,578 of interest expense. During the same period last year, interest and other expense consisted of $4,459 of interest expense.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the nine months ended September 30, 2024 and 2023 (unaudited; in thousands):

	Nine Months Ended September 30,
	2024	2023
Net loss	$(9,035)	$(8,927)

Modified EBITDA adjustments:
Depreciation and amortization	209	214
Income taxes	67	-
Interest expense	4,578	4,459
Product quality hold write-down	44	-
Stock option and other noncash compensation	268	354
Professional fees	334	-
Severance expense	42	177
Legal settlements	170	12
Total EBITDA adjustments	$5,712	$5,216

Modified EBITDA	$(3,323)	$(3,711)

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the nine months ended September 30, 2024, the Company recorded a net loss of $9,035, and utilized $2,254 of cash in operations and at September 30, 2024, had a working capital deficiency of $22,923 and a stockholders’ deficit of $21,953. As of September 30, 2024, the Company borrowed $5,390 on its line of credit and owed $21,751 on its Notes (See Note 5 and Note 6 for further detail). These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of September 30, 2024, we had a cash balance of $306, no availability under our line of credit and $7,529 of additional borrowing capacity from the credit facility assuming there is availability under the terms.

On July 26, 2024, Norman E. Snyder Jr, CEO of the Company, provided a personal guaranty for a $500 over advance on our existing line of credit with ACS. On August 1, 2024, the Company funded $1,400 pursuant to an option exercise by Whitebox under the Option Notes.

Historically, we have financed our operations through public and private sales of common stock, issuance of preferred and common stock, convertible debt instruments, term loans and credit lines from financial institutions, and cash generated from operations. To alleviate these conditions, management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners or through obtaining credit from financial institutions. The Company is continuing to discuss the restructuring of debt with existing lenders and is exploring new financing opportunities to address the line of credit which comes due in March 2025 (see Note 5) and the portion of debt under the Notes that is due on December 15, 2024 (see Note 6). As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are currently, and from time to time, may be continue to be subject to a variety of variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations from time to time in the ordinary course of business. Management evaluates, and periodically re-evaluates, whether the final result of any of the foregoing may be expected to have a material adverse effect on our financial condition, results of operations or cash flows. Management has determined that no disclosure is required under this Item 1.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None that have not been previously disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

See Exhibit Index on page. 13.

INDEX TO EXHIBITS

ITEM 15(a)(3)

The following is a list of the exhibits filed as part of this Form 10-Q. The documents incorporated by reference can be viewed on the SEC’s website at http://www.sec.gov.

Exhibit

3(i)	Certificate of Incorporation of Reeds, Inc. which is incorporated herein by reference to exhibit 3(iv) to Form 10-K filed with SEC on May 15, 2023.
3(ii)	Amended and Restated Bylaws of Reed’s, Inc. which is incorporated by reference to Exhibit 3.8 to Form 10-K/A filed with the SEC on April 8, 2020.
4.1	Form of Option Note in favor of Wilmington Savings Fund Society, FSB dated August 1, 2024, which is incorporated by reference to Exhibit 4.1 to Form 10-Q filed with the SEC on August 13, 2024
10.1	Option Exercise and Sixth Amendment to the 10% Secured Convertible Notes by and between Reed’s, Inc. and each holder and Wilmington Savings Fund Society, FSB, holder representative and collateral agent dated August 1, 2024, which is incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on August 13, 2024.
10.2

Securities Purchase Agreement by and between Reed’s, Inc. and investors dated September 9, 2024, which is incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 13, 2024.

10.3	Registration Rights Agreement by and between Reed’s, Inc. and investors dated September 9, 2024, which is incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on September 13, 2024.
31	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Reed’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders (Deficit), (iv) the Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements.
104	The cover page from the Reed’s, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reed’s, Inc.
(Registrant)

Date: November 14, 2024	/s/ Norman E. Snyder, Jr.
Norman E. Snyder, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	/s/ Joann Tinnelly
Joann Tinnelly
Chief Financial Officer
(Principal Financial Officer)

