Form 10-K
period 2024-12-31
REED'S, INC.
filed 2025-03-28
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-32501

REED’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2177773
(State of incorporation)	(I.R.S. Employer Identification No.)

501 Merritt 7, Norwalk, CT	06851
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2024 was $2,745,501.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There was a total of 45,371,247 shares of Common Stock outstanding as of March 19, 2025.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K contains statements reflecting our views about our future performance that constitute “forward-looking statements”. Statements that constitute forward-looking statements are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “position,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. The discussion of risks in this report is by no means all-inclusive but is designed to highlight what we believe are important factors to consider when evaluating our future performance.

ii

PART I

Item 1. Business

Overview

Reed’s, Inc., a Delaware corporation (“Reed’s”, the “Company,” “we,” or “us” throughout this report) owns a leading portfolio of handcrafted, natural beverages that is sold in over 32,000 outlets nationwide.

These outlets include the natural and specialty food channel, grocery stores, mass merchants, drug stores, convenience stores, club stores, liquor stores, and on-premises locations including bars and restaurants. Reed’s two core brands are Reed’s, which includes Reed’s Craft Ginger Beer, Reed’s Real Ginger Ale, Reed’s Classic Mules, and Reed’s Hard Ginger Ale, and Virgil’s Handcrafted sodas. Reed’s Craft Ginger Beers are unique due to the proprietary process of using fresh ginger root combined with a Jamaican inspired recipe of natural spices, honey and pineapple flavors, and fruit juices. Reed’s uses this same handcrafted approach in its Reed’s Real Ginger Ale and Virgil’s line of great tasting, bold flavored craft sodas, including its award-winning Virgil’s Root Beer.

Reed’s is the first ginger beer in the US; Virgil’s is an independent natural full line craft soda and is a leader in the craft soda category.

Reed’s has 50 products that are sold throughout the United States, Canada, the United Kingdom, South Africa the Caribbean and the European Union. It produces its products through a network of nine independent manufacturers and distribution through five independent distribution centers.

Our common stock has been quoted on the OTCQX “Best Market” since February 16, 2023. We are a “smaller reporting company”, meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. Our common stock is currently registered under section 12(g) of the Securities Exchange Act of 1934, as amended.

Debt Restructuring and Change of Control

During 2024, the Company experienced a change of control resulting from a series of investments by D&D Source of Life Holding Ltd., a Cayman Islands entity (“D&D”). D&D is currently the majority stockholder of Reed’s. D&D is currently 100% owned and controlled by Era Regenerative Medicine Ltd., a BVI company.

On October 10, 2024, D&D purchased eight secured promissory notes of the company from funds affiliated with Whitebox Advisors, LLC (referred to herein as “Whitebox”) for a total purchase price of $17,878,248.

On November 14, 2024, the Company entered into a new secured one-year term loan with a principal amount of $10 million with Whitebox. The term loan is secured by substantially all of the Company’s assets, including all intellectual property. The Company used part of the proceeds to pay off and close its then existing ABL revolving line of credit.

On November 19, 2024, the Company and D&D entered into an exchange agreement, whereby D&D equitized the Notes, in full, for an aggregate of 22,478,074 shares of common stock of the Company.

Industry Overview

Reed’s offers its portfolio of natural hand-crafted beverages in the craft specialty foods industry as natural alternatives to the $45 billion mainstream carbonated soft drinks (“CSD”) market in the United States as measured by IRI Multi Outlet scan data. Reed’s products are sold across the country and internationally in the following major channels: natural food, specialty food, grocery, mass merchant, convenience, club, drug, liquor, and on-premises locations (bars and restaurants).

Carbonated Soft Drink Industry Overview

The retail CSD category grew 6% during 2024 and the ginger ale segment grew 9% and is now a $2.1 billion-dollar market. Ginger ale growth, we believe, is driven primarily by a consumer perception of ginger ale as a healthier alternative to other sodas. Our new line of ginger ales made with real ginger deliver on this perception and, as a result, we believe there is substantial growth in this segment.

Consumers are shifting consumption to better-for-you products. We believe there is significant growth potential from consumers switching away from mainstream beverages that contain artificial ingredients and preservatives towards great-tasting, natural alternatives.

The CSD market has been impacted by the emergence of functional or “modern soda” beverages that are formulated with functional ingredients to enhance hydration and provide additional benefits such as gut health, cognitive enhancement, immune support, and energy. Brands that have emerged and driving category growth are Olipop, Poppi, Celsius, Alani Nu, and Culture Pop. These beverages are low in sugar and calories and contain minerals, vitamins, dietary fibers or adaptogens with an assortment of flavors. The primary consumers are Gen Z and Millennials seeking healthier alternatives to traditional soda.

Reed’s is set to launch a new multi-functional soda line. This innovative lineup is formulated with organic ginger, complex adaptogen mushroom extracts, and prebiotic fiber. Each serving contains only 5 grams of sugar, approximately 30 to 45 calories, 500 mg of adaptogens, and 2,000 to 5,000 mg of organic ginger. The flavor profile includes Berry Bubbly, Strawberry Vanilla, Lemongrass Ginger, and Root Beer. These beverages cater to the rising demand for health-conscious, functional refreshment options and position us at the forefront of the evolving beverage market. The debut of this line is set for April 2025 and continuing for the balance of the year. Presently the Company has secured approximately 8,000 points of distribution.

Consumer Trends Driving Growth for Our Products

The following is a list of consumer trends that are accelerating and supporting our brands.

●	Natural: Interest in natural products is growing and approximately 59% of shoppers think it’s important for their products to be natural. Sales of natural products increased 6% in 2024 and are expected to continue in the 4-6% range for the next few years.

●	Clean Label: The demand for clean label products has been steadily growing in recent years. This trend is driven by factors such as increased consumer awareness of food ingredients, rising health concerns, and a growing preference for natural and organic products.

●	Reduced Sugar: 72% of U.S. consumers are looking to limit or avoid sugar. The global reduced-sugar food and beverage market is expected to grow at an annual rate of 9% through 2028.

●	Plant Based: 52% of U.S. consumers have made dietary changes to include more plant-based foods and beverages.

●

Ginger Based: Consumer demand for ginger-based products is growing due to increased awareness of ginger’s health benefits. The global ginger market is expected to grow at an annual rate of 9% from 2024 to 2032.

●	Premiumization: A trend towards embracing quality has accelerated with consumers splurging on premium beverages at retail, including premium mixers. The premium beverage market is expected to grow at an annual rate of 6% from 2024 to 2031. The premium cocktail mixer market is expected to grow at an annual rate of 8% from 2024 to 2033.

●	Nonalcoholic Beverages: More consumers are seeking nonalcoholic alternatives with bold and unique flavors. Nonalcoholic drink consumption is expected to increase by a third by 2026.

Our strategies will remain responsive to these macro consumer trends as we concentrate our efforts on developing the Company’s sales and marketing functions.

Our Products

We make our hand-crafted beverages with only premium, natural ingredients. Our products are free of genetically modified organisms (“GMOs”) and artificial preservatives. Over the years, Reed’s has developed several product offerings. In 2019, we streamlined our focus to our core categories of Reed’s Ginger Beverages and Virgil’s Craft Sodas. In April 2020, we launched our new line of Reed’s Real Ginger Ales, in both Full Sugar and Zero Sugar varieties, made with fresh organic ginger. In 2021, we entered the alcohol space with the launch of our RTD Classic Mule that is 7% alcohol by volume (“ABV”) with Zero Sugar and Hard Ginger Ale which is 5% ABV and Zero Sugar.

Reed’s Craft Ginger Beer

Reed’s Craft Ginger Beer is set apart from other ginger beers by its proprietary process of pressing fresh ginger root, its exclusive use of natural ingredients, and its authentic Jamaican-inspired recipe. We do not use artificial preservatives, artificial flavors, or colors, and Reed’s Ginger Beer is certified kosher. We offer different levels of fresh ginger content, ranging from our lightest-spiced Original, to our medium-spiced Extra, and finally to our spiciest Strongest. We also offer three sweetener options: one with cane sugar, and fruit juices; one with honey and pineapple juice; and another without sugar (Zero Sugar) made from an innovative blend of natural sweeteners. In 2021, we expanded our Extra Ginger Beer portfolio into cans offerings.

As of the end of 2024, the Reed’s Craft Ginger Beer line included five major varieties with a mix of bottles and cans:

Reed’s Original Ginger Beer – Our first to market product uses a Jamaican-inspired recipe that calls for fresh ginger root, lemon,and lime, juice, honey and pineapple flavors, raw cane sugar, herbs and spices.

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

Reed’s Real Cranberry Ginger Ale – This seasonal product launched in the fall of 2021 and is a delicious holiday offering available September through December.

Reed’s Harvest Spiced Apple Cider – This seasonal product launched in the fall of 2022 and is a delicious holiday offering available September through December.

Reed’s Real Blackberry Ginger Ale - This seasonal product launched in the fall of 2024 and is a delicious holiday offering available September through December

Reed’s Ready to Drink

Reed’s Zero Sugar Classic Mule – Launched in 2020 and currently sold in 14 states, Reed’s first-ever alcoholic offering is packed with REAL, fresh ginger root and made through a unique handcrafted brewing and fermentation process. It contains 7% ABV, and a light-spice flavor profile with no artificial colors, gluten, GMOs or caffeine. It is the ultimate mule, made with fresh ginger root, to be enjoyed anytime, anywhere.

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

The Virgil’s line includes the following products:

Handcrafted Line: Virgil’s first Handcrafted soda was launched in 1994. It began as one man’s passion to create the finest root beer ever produced and has since won numerous awards. Virgil’s difference is using natural ingredients to craft bold, classic soda flavors. Virgil’s Handcrafted line includes Root Beer, Cola, Vanilla Cream, Black Cherry, and Orange Cream. Beginning in 2023 Virgil’s Handcrafted soda will be offered in both glass and can formats.

Zero Sugar Line: Virgil’s launched a new line of Zero Sugar, Zero Calorie craft sodas in 2019. Each Zero Sugar soda is sweetened with a proprietary blend of natural sweeteners with no added sugars and is certified Keto. This natural line of Zero Sugar flavors includes Root Beer, Cola, Vanilla Cream, Black Cherry, and Orange Cream.

Flying Cauldron Soda

Flying Cauldron is a non-alcoholic butterscotch beer prized for its creamy vanilla and butterscotch flavors. Sought after by beverage aficionados, Flying Cauldron is made with natural ingredients and no artificial flavors, sweeteners, preservatives, gluten, caffeine, or GMOs. Flying Cauldron is available in 4-packs, single 12 oz bottles, and 16 oz swing-lid bottles.

Our Primary Markets

We target a smaller segment of the estimated $45 billion mainstream carbonated and non-carbonated soft drink markets in the United States. Our brands are generally considered premium and natural, with upscale packaging. They are loosely defined as the craft specialty bottled carbonated soft drink category.

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

We sell to well-known popular natural food and gourmet retailers, large grocery store chains, mass merchants, club stores, convenience and drug stores, liquor stores, industrial cafeterias (corporate feeders), and to on-premises bars and restaurants nationwide and in some international markets. We also sell our products and promotional merchandise directly to consumers via the Internet through our Amazon storefront, which can be accessed through our company web site www.drinkreeds.com. In November 2023 we relaunched this ecommerce platform, which includes a reoccurring subscription model.

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

Some of our representative key customers include:

●	Natural stores: Whole Foods Market, Sprouts, Natural Grocers by Vitamin Cottage, Fresh Thyme, NCG, and INFRA.

●	Gourmet & specialty stores: Trader Joe’s, Erewhon, Gelson’s, Harmon’s, Bristol Farms, The Fresh Market, Woodman’s, Cost Plus World Market, and Cracker Barrel.

●	Grocery and mass chains: Kroger (and all Kroger banners), Albertson’s/Safeway, Publix, Food Lion, Stop & Shop, H.E.B., Wegmans, Walmart, Raley’s, Savemart, Ingles, Harris Teeter, Hannaford, SEG/Winn Dixie, Giant, Spartan Nash, Food Land, Lowes, Smart and Final, Winco, Bashes, Haggen, AFS, Market Basket, Meijer, Cub, and HvVee.

●	Club stores: Costco

●	Liquor stores: BevMo!, ABC, and Total Wine and More.

●	Convenience & drug stores: Duane Reed.

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

Our product reaches the market in the following ways:

Direct to Natural & Specialty Wholesale Distributors

Our natural and specialty distributor partners operate a distribution network delivering thousands of SKUs of natural and gourmet products to thousands of small, independent, natural retail outlets around the U.S., along with national chain customers, both conventional and natural. This system of distribution allows our brands far reaching access to some of the most remote parts of North America. During the past year we have expanded and will continue to expand in this distribution network.

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

International Distribution

We presently export Reed’s and Virgil’s brands throughout international markets via US based exporters. International markets where our brands are present are Germany, France, UK, South Africa, Canada, Spain, Philippines, Mexico, Vietnam, Australia, and portions of the Caribbean and Central America,

International sales to some areas of the world are cost prohibitive, except for some specialty sales, since our premium sodas were historically packed in glass, which drives substantial freight costs when shipping overseas. Despite these cost challenges, we believe there are good opportunities to expand internationally, and we are increasing our marketing focus on these areas by adding freight friendly packages such as aluminium cans and have secured manufacturing partnerships in local markets whereby we ship concentrate rather than finished goods. We currently have production facilities in the U.K. and will be expanding into the European Union during 2025. We are open to exporting and co-packing internationally and expanding our brands into foreign markets and believe that our new partnership with D&D Holdings Ltd (“D&D”) will advance our ability to successfully penetrate the continent of Asia. We believe this area is a natural fit for Reed’s ginger products because of the popularity and importance of ginger in international markets, where ginger is a significant part of the local diet and nutrition.

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

Manufacturing Our Products

All of Reed’s products are produced by our co-pack partners. They brew, blend, bottle, and package our products and charge us a fee, generally by the case, for the products produced. We have relationships with two co-packers in Pennsylvania and three in California, one in Washington state, one in Oregon, one in New York state, and one in North Carolina. We are actively expanding co-packing capacity and building finished goods inventory. During 2024, we entered into co-packing agreements with a new facility in Southern California, DrinkPak. Our agreement with DrinkPak serves to expand our production for cans and will allows us to better serve our Southwest and club customers and grow our sales in the region. We are also in discussions and negotiations with additional co-packers to secure added capability for future production needs.

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

For most of our products there are limited co-packing facilities in our markets with adequate capacity and/or suitable equipment to package our products. Further, our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, including in new markets. If we materially underestimate demand for our products, and/or are unable to secure sufficient ingredients or raw materials, and/or procure adequate packing arrangements and/or obtain adequate or timely shipment of our products, we may not be able to satisfy demand on a short-term basis. We have experienced disruptions and delays in production that have impacted our operations and revenues and there can be no assurances that we will not encounter such disruptions in the future.

We continue to actively seek alternative and/or additional co-packing facilities with adequate capacity and capability for the production of our various products to minimize transportation costs and transportation-related damages as well as to mitigate the risk of a disruption.

Warehousing and Logistics are a significant portion of the Company’s operational costs. In order to drive efficiency and reduce costs, on February 1, 2019, we entered into a strategic partnership with Fitz Mark to manage all freight movement for the Company. FitzMark is one of the largest distribution service providers in North America and has expertise that will provide a competitive advantage in the movement of raw materials and finished goods. This partnership supports planning and execution of all inventory movements, assessment of storage needs and cost management.

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

Healthier alternatives will be the future for carbonated soft drinks. We are in the process of formulating new products that leverage fresh organic ginger to create a portfolio of beverages targeting the “better-for-you” lifestyle category. We look forward to the release of our new line of multi-functional beverages during 2025 with a launch during Q1. This product is formulated with organic ginger, complex adaptogen mushroom extracts, and prebiotic fibre. Each serving contains only 5 grams of sugar, approximately 30 to 45 calories, 500 mg of adaptogens, and 2,000 to 5,000 mg of organic ginger. The flavor profile includes Berry Bubbly, Strawberry Vanilla, Lemongrass Ginger, and Root Beer.

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

Non-alcoholic Beverages

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

The non-alcoholic beverage segment of the commercial beverage industry is highly competitive, consisting of numerous companies ranging from small or emerging to very large and well established. Our non-alcoholic products compete on the basis of brand recognition and loyalty, taste, price, value, quality, innovation, distribution, shelf space, advertising, marketing and promotional activity (including digital), packaging, convenience, service and the ability to anticipate and effectively respond to consumer preferences and trends, including increased consumer focus on health and wellness and sustainability and the continued acceleration of e-commerce and other methods of distributing and purchasing products. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers. Many of these brands have enjoyed broad, well-established national recognition for years, through well-funded advertising and other branding campaigns. Competitors in the ginger beer category include Goslings, Barritt’s, Fever Tree, Bundaberg, Cock ‘n Bull and Q; in the craft soda category we compete with brands such as Stewart’s, IBC, Zevia, Henry Weinhard’s, Boylan, Sprechers, and Jones Soda; In the Ginger Ale category we compete with Canada Dry, Schweppes, Seagram’s, Vernor’s, and Zevia.

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

Ready to Drink:

The RTD (Ready to Drink) category refers to canned cocktails that offer convenience and quality for cocktail drinkers.

The start of Covid-19, when restaurants and bars closed in March 2020, helped propel the category with consumers bringing the on-premises cocktail occasion to their homes. This was a major boost for canned, single-serve RTDs. Without the recent quality improvements of RTD cocktails, however, it’s unlikely that the category would have taken off. Today’s RTD cocktails bring much higher quality versus earlier wine coolers and malt-based hard lemonades. Premiumization has resulted in a new wave of products that boast less sugar and more transparency. Variety has also been a key driver, allowing consumers ways to experiment without buying costly ingredients or spirits. Reed’s is poised to leverage these trends by bringing high-quality, crafted Mules and Hard Ginger Ale made with real fresh ginger to the market.

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

Glass Bottles and Aluminium Cans

A significant component of our product cost is the purchase of glass bottles and aluminium cans. We are generally responsible for arranging for the purchase and delivery to our third-party co-packers of the containers in which our beverage products are packaged. We source glass bottles directly from manufacturers or indirectly through brokers or co-packers, based on their cost and availability regionally. During 2022 we entered into a three-year agreement with a packaging broker to supply us with sleek and standard 12-ounce cans though the year 2025. These suppliers provide expertise in emerging package and material innovation that can be leveraged to further expand marketing and package offerings.

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

Seasonality

Sales of our non-alcoholic beverages are somewhat seasonal with higher-than-average volume in the warmer months. The volume of sales in the beverage business is affected by weather conditions from time to time. Additionally, a portion of our products are only available at certain times of the year.

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

U.S. laws and regulations that apply to our business and the production, distribution and sale of our products include, but are not limited to: the Federal Food, Drug and Cosmetic Act and various state laws governing food safety and food labelling; the Food Safety Modernization Act; the Occupational Safety and Health Act and various state laws and regulations governing workplace health and safety; various federal, state and local environmental protection laws, as discussed below; the Federal Motor Carrier Safety Act; the Federal Trade Commission Act; the Lanham Act and various state law statutory and common law duties regarding false advertising; various federal and state laws and regulations governing our employment practices, including those related to equal employment opportunity, such as the Equal Employment Opportunity Act and the National Labor Relations Act and those related to overtime compensation, such as the Fair Labor Standards Act; various state and federal laws pertaining to sale and distribution of alcohol beverages; data privacy and personal data protection laws and regulations, including the California Consumer Privacy Act of 2018 (as modified by the California Privacy Rights Act); customs and foreign trade laws and regulations, including laws regarding the import or export of our products or ingredients used in our products and tariffs; laws regulating the sale of certain of our products in schools; and laws regulating the ingredients or substances contained in, or attributes of, our products. We are subject to various state and local statutes and regulations, including state consumer protection laws such as Proposition 65 in California, which requires that a specific warning appear on any product that contains a substance listed by the State of California as having been found to cause cancer or birth defects, unless the amount of such substance in the product is below a safe harbor level.

Certain jurisdictions have either imposed, or are considering imposing, new or increased taxes on the manufacture, distribution or sale of, ingredients or substances contained in, or attributes of, our products or commodities used in the production of our products. These taxes vary in scope and form: some apply to all beverages, including non-caloric beverages, while others apply only to beverages with a caloric sweetener (e.g., sugar). Similarly, some measures apply a single tax rate per ounce/liter on beverages containing over a certain level of added sugar (or other sweetener) while others apply a graduated tax rate depending upon the amount of added sugar (or other sweetener) in the beverages.

Certain jurisdictions have either imposed or are considering imposing regulations designed to increase recycling rates, encourage waste reduction, restrict the sale of products utilizing certain packaging or to carry warnings about the environmental impact of plastic packaging. It is possible that similar or more restrictive requirements may be proposed or enacted in the future.

Certain jurisdictions have either imposed, or are considering imposing, new or increased taxes on the manufacture, distribution or sale of our products, ingredients or substances contained in, or attributes of, our products or commodities used in the production of our products. These taxes vary in scope and form: some apply to all beverages while others apply only to beverages with a caloric sweetener (e.g., sugar). Similarly, some measures apply a single tax rate per ounce/liter on beverages containing over a certain level of added sugar (or other sweetener) while others apply a graduated tax rate depending upon the amount of added sugar (or other sweetener) in the beverage and some apply a flat tax rate on beverages containing a particular substance or ingredient, regardless of the level of such substance or ingredient.

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

We are also subject to various federal, state and international laws and regulations related to privacy and data protection, including the California Consumer Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020, and its extension, the California Privacy Rights Act (“CPRA”), which took effect on January 1, 2023. The interpretation and application of data privacy, cross-border data transfers and data protection laws and regulations are often uncertain and are evolving in the United States and internationally. We monitor pending and proposed legislation and regulatory initiatives to ascertain their relevance to and potential impact on our business and develop strategies to address regulatory trends and developments, including any required changes to our privacy and data protection compliance programs and policies.

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

Human Capital

Attracting, developing and retaining talent with the right skills to drive our business is central to our growth strategy. The strength of our workforce is one of the significant contributors to our success. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our 2024 Inducement Plan was to retain and reward personnel through the granting of stock-options, in order to increase shareholder value and the success of our Company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

As of December 31, 2024, we had 24 full-time equivalent employees on our corporate staff. We employ additional people on a part-time basis as needed. We have never participated in a collective bargaining agreement. We believe relations with our employees are good.

Available Information

The Company maintains websites at the following addresses:

www.drinkreeds.com

www.vigils.com

www.flyingcauldron.com

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Exchange Act are available through the “Investors” portion of our website www.drinkreeds.com free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Information on our websites is not part of this Annual Report or any of our other securities filings unless specifically incorporated herein by reference. We have included our website addresses in this Annual Report solely as inactive textual references. Our filings with the SEC may be accessed through the SEC’s website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We have designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

However, any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Global economic uncertainty and unfavorable global economic conditions caused by political instability, changes in trade agreements and conflicts, such as the Russia-Ukraine conflict and the conflict in the Middle East, could adversely affect our business, financial condition, results of operations or prospects.

Our business, financial condition, results of operations or prospects could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in U.S. federal policy that affect the geopolitical landscape. Changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the United States, particularly from China, Canada, and Mexico. On February 1, 2025, the United States imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions, between not only the United States and China, but also between the United States and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

In addition, the current military conflict between Russia and Ukraine and the armed conflict in Israel and the Gaza Strip could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that may be initiated by nations including the United States, the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain and other third parties with which we conduct business. A severe or prolonged economic downturn or political unrest could result in a variety of risks to our business, including but not limited to weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current political and economic climate and financial market conditions could adversely impact our business.

We are a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to “smaller reporting companies” will make our common stock less attractive to investors.

We are a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a “smaller reporting company” until (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of the prior June 30.

Our designation as a “smaller reporting company,” allows us to take advantage of many of the same exemptions from disclosure requirements, including presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K not being required to comply with the independent auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Demand for our products can fluctuate significantly and our management’s estimates of future product demand may be inaccurate, particularly with new products. Further, we may be subject to a variety of other factors that impact timely production and shipment of our products. Our business and results of operations are impacted by product shortages as well as product surplus.

Management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. At December 31, 2024, and 2023, inventory has been reduced by cumulative write-downs for inventory aggregating $277 and $1,848, respectively.

When we underestimate demand for our products, are unable to secure sufficient ingredients or raw materials or procure adequate packing arrangements to obtain adequate or timely shipment of our products, we are not able to satisfy demand on a short-term basis.

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

Further, all of our products are produced by our co-pack partners. For most of our products there are limited co-packing facilities in our markets with adequate capacity and/or suitable equipment to package our products. If a co-packer terminates its relationship with us, we have in the past, and will likely in the future, experience a delay finding a suitable replacement, which will negatively impact or business and financial results.

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

We have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. During the year ended December 31, 2024, the average cost of shipping and handling was $2.75 per case, as compared to $3.07 per case for the year ended December 31, 2023. Although the company has experienced decreases in freight costs, in the company’s opinion there remains a volatile environment and the company will continue to monitor pricing and availability in transportation. Mitigation plans have been implemented to manage this risk. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, has resulted in suppressed margins. Although we regularly monitor companies in our supply chain and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations.

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

We have recalled, and could in the future recall, products due to product quality or safety issues, such as mislabelling, spoilage or malfunction. Product quality or safety issues could reduce consumer confidence and demand for our products, cause production and delivery disruptions, and result in increased costs (including payment of fines, judgments and legal fees, and costs associated with alternative sources of production) and damage our reputation, all of which can adversely affect our business. Any perception or allegation (whether or not valid) of failure to maintain adequate oversight over product quality or safety can result in product recalls, litigation, government investigations or inquiries or civil, all of which may result in fines, penalties and damages. In addition, while we currently maintain insurance coverage that, subject to its terms and conditions, is intended to address costs associated with certain aspects of product recalls, this insurance coverage may not, depending on the specific facts and circumstances surrounding an incident, cover all losses or all types of claims that arise from an incident, or the damage to our reputation or brands that may result from an incident.

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

Dependence on Key Personnel

Our performance significantly depends on the contributions of our executive officers and key employees, both individually and as a group and our ability to retain and motivate them. Certain of our officers and key personnel have many years of experience with us and in our industry and it may be difficult to replace them. If we lose key personnel, our operations and ability to manage our business may be affected.

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

The retail industry is impacted by the actions and increasing power of retailers, including as a result of increased consolidation of ownership resulting in large retailers or buying groups with increased purchasing power, particularly in North America, Europe and Latin America. In this changing retail landscape, retailers and buying groups have impacted and may continue to impact our ability to compete in these jurisdictions by demanding lower prices or increased promotional programs. Our inability to resolve a significant dispute with customers, a change in the business conditions (financial or otherwise) of either of these customers, even if unrelated to us, a significant reduction in sales to either of them, or the loss of either of them could adversely affect our business.

The beverage industry is highly competitive. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with substantially greater financial resources than ours. Some of these competitors are placing severe pressure on independent distributors not to carry competitive sparkling brands such as ours. We also compete with regional beverage producers and “private label” soft drink suppliers.

Our direct competitors in the sparkling beverage category include traditional large beverage companies and distributors, and regional premium soft drink companies. These national and international competitors have advantages such as lower production costs, larger marketing budgets, greater financial and other resources and more developed and extensive distribution networks than ours. We may not be able to grow our volumes or maintain our selling prices, whether in existing markets or as we enter new markets.

Increased competitor consolidations, market-place competition, particularly among branded beverage products, and competitive product and pricing pressures could impact our earnings, market share and volume growth. If, due to such pressure or other competitive threats, we are unable to sufficiently maintain or develop our distribution channels, we may be unable to achieve our current revenue and financial targets. As a means of maintaining and expanding our distribution network, we intend to introduce product extensions and additional brands.  We may not be successful in doing this, or it may take us longer than anticipated to achieve market acceptance of these new products and brands, if at all. Other companies may be more successful in this regard over the long term. Competition, particularly from companies with greater financial and marketing resources than ours, could have a material adverse effect on our existing markets, as well as on our ability to expand the market for our products.

We compete in an industry characterized by rapid changes in consumer preferences and public perception, so our ability to continue developing new products to satisfy the changing preferences of consumers will determine our long-term success.

Failure to introduce new brands, products or product extensions into the marketplace as current ones mature and to meet the changing preferences of consumers could prevent us from gaining market share and achieving long-term profitability. Product lifecycles can vary and consumer preferences and loyalties change over time. Although we try to anticipate these shifts and innovate new products to introduce to our consumers, we may not succeed. Consumer preferences also are affected by factors other than taste, such as health and nutrition considerations and obesity concerns, shifting consumer needs, changes in consumer lifestyles, increased consumer information and competitive product and pricing pressures. Sales of our products may be adversely affected by the negative publicity associated with these issues. If we do not adequately anticipate or adjust to respond to these and other changes in consumer preferences, we may not be able to maintain and grow our brand image and our sales may be adversely affected.

We may experience a reduced demand for some of our products due to health concerns (including obesity) and legislative initiatives against sweetened beverages.

Consumers are concerned about health and wellness; public health officials and government officials are increasingly vocal about obesity and its consequences. There has been a trend among some public health advocates and dietary guidelines to recommend a reduction in sweetened beverages, as well as increased public scrutiny, new taxes on sugar-sweetened beverages (as described below), and additional governmental regulations concerning the marketing and labelling/packing of the beverage industry. Additional or revised regulatory requirements, whether labelling, tax or otherwise, could have a material adverse effect on our financial condition and results of operations. Further, increasing public concern with respect to sweetened beverages could reduce demand for our beverages and increase desire for more low-calorie soft drinks, water, enhanced water, coffee-flavored beverages, tea, and beverages with natural sweeteners. We are continuously working to reduce calories and sugar in our products while launching additional products, to pair with existing brand extensions that round out our portfolio.

Changes in economic conditions can adversely impact our business.

Many of the jurisdictions in which our products are sold have experienced and could continue to experience uncertain or unfavorable economic conditions, such as high inflation and adverse changes in interest rates, tax laws or tax rates, including as a result of geopolitical events. These uncertain or unfavorable economic conditions have resulted in and could continue to result in recessions or economic slowdowns; volatile commodity markets; labor shortages; highly inflationary economies; and stimulus measures. In 2024 we experienced moderate inflation. In addition, we cannot predict how current or future economic conditions will affect our business partners, including financial institutions with whom we do business, and any negative impact on any of the foregoing may also have an adverse impact on our business.

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

Cyberattacks and other cyber incidents are occurring more frequently, the techniques used to gain access to information technology systems and data, disable or degrade service or sabotage systems are constantly evolving and becoming more sophisticated in nature and are being carried out by groups and individuals with a wide range of expertise and motives. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may increase our cybersecurity risks, including generative artificial intelligence augmenting threat actors’ technological sophistication to enhance existing or create new malware. We have not experienced a cyber security breach; however, a breach could have a material adverse effect on us in the future.

The company relies on its information technology, and potential cyber-attack, data breach or other failure or disruption of its information technology could disrupt its operations and adversely affect its results of operations.

The company’s business increasingly relies on the successful and uninterrupted functioning of its information technology systems to process, transmit, and store electronic information. A significant portion of the communication between the company’s personnel, customers, and suppliers depends on information technology. As with all large systems, the Company’s information technology systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. In addition, cybersecurity related risks including security breaches and cyber-attacks such as computer viruses, denial-of-service attacks, malicious code (including ransomware), social-engineering attacks (including phishing attacks) or other information security breaches could result in unauthorized disclosure or misappropriation of the Company’s confidential information. These threats also may be further enhanced in frequency or effectiveness through threat actors’ use of artificial intelligence.

While the company has security measures in place designed to protect the integrity of customer information and prevent data loss, misappropriation, and other security breaches, the Company’s information technology systems could nevertheless be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes (including for purposes of ransom demands or other forms of blackmail), particularly if the company’s information security training and compliance programs prove to be inadequate. In addition, if the company’s information technology systems suffer severe damage, disruption or shutdown and the company’s business continuity plans do not effectively resolve the issues in a timely manner, the company may lose customers and suppliers and revenue and profits as a result of its inability to timely manufacture, distribute, invoice and collect payments from its customers, and could experience delays in reporting its financial results, including with respect to the company’s operations in emerging markets. Furthermore, if the company is unable to prevent security breaches, it may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to the company or to its customers or suppliers, and it may suffer indirect economic loss if its existing insurance policies and coverage related to information security risks prove to be insufficient. Failure or disruption of the company’s information technology systems, or the back-up systems, for any reason could disrupt the company’s operations and negatively impact the company’s cash flows or financial condition.

Our largest stockholder’s preemptive right could dissuade a strategic investor from making an investment in the Company.

Our largest stockholder, D&D, holds a preemptive right to purchase its pro-rata share, based on the ratio of shares of the Company’s common stock it owns to all the outstanding shares of the Company’s common stock, of any investment in the equity securities or equity-linked securities of the Company. D&D beneficially owns approximately 59.5% of our common stock. As such, D&D’s exercise of its right could serve to dissuade a new strategic investor from proposing an investment in the Company or significantly decrease the size of a new investor’s investment.

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

Certain jurisdictions in which our products are sold or may be sold have either imposed, or are considering imposing, limitations on the marketing or sale of our products as a result of ingredients or substances in our products or product packaging. These limitations require that we highlight perceived concerns about a product or product packaging, warn consumers to avoid consumption of certain ingredients or substances present in our products, restrict the age of consumers to whom products are marketed or sold, limit the location in which our products may be available or discontinue the use of certain ingredients or packaging. Certain jurisdictions have imposed or are considering imposing color-coded labelling requirements where colors such as red, yellow and green are used to indicate various levels of a particular ingredient, such as sugar, sodium or saturated fat, in products. The imposition or proposed imposition of additional limitations on the marketing or sale of our products has in the past reduced and could continue to reduce overall consumption of our products, lead to negative publicity or leave consumers with the perception that our products do not meet their health and wellness needs, resulting in an adverse effect on our business and financial performance.

Laws and regulations related to the use or disposal of plastics or other packaging materials can adversely affect our business and financial performance.

We rely on diverse packaging solutions to safely deliver products to our customers and consumers. Certain of our products are sold in packaging designed to be recyclable, commercially compostable, biodegradable or reusable. However, not all packaging is recovered, whether due to lack of infrastructure, improper disposal or otherwise, and certain of our packaging is not currently recyclable, commercially compostable, biodegradable or reusable. Packaging waste not properly disposed of that displays one or more of our brands has in the past resulted in and could continue to result in negative publicity, litigation, government investigations or other action or reduced consumer demand for our products, adversely affecting our financial performance. Many jurisdictions in which our products are sold have imposed or are considering imposing laws, regulations or policies intended to encourage the use of sustainable packaging, waste reduction, increased recycling rates or decreased use of single-use plastics or to restrict the sale of products utilizing certain packaging. These laws, regulations and policies vary in form and scope and include extended producer responsibility policies, plastic or packaging taxes, minimum recycled content requirements, restrictions on certain products and materials, restrictions or bans on the use of certain types of packaging, including single-use plastics and packaging containing PFAS, restrictions on labelling related to recyclability, requirements to charge deposit fees and requirements to scale reusable or refillable packaging. For example, the European Union and certain states in the United States, among other jurisdictions, have imposed a minimum recycled content requirement for beverage bottle packaging and similar legislation is under consideration in other jurisdictions. These laws and regulations have in the past increased and could continue to increase the cost of our products, impact demand for our products, result in negative publicity and require us and our business partners, including our independent co-packers, to increase capital expenditures to invest in reducing the amount of virgin plastic or other materials used in our packaging, to develop alternative packaging or to revise product labelling, all of which can adversely affect our business and financial performance.

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

The conduct of our business is subject to numerous laws and regulations relating to the production, storage, distribution, sale, display, advertising, marketing, labelling, content (including whether a product contains genetically engineered ingredients), quality, safety, transportation, supply chain, traceability, sourcing (including pesticide use), packaging, disposal, recycling and use of our products or raw materials, employment and occupational health and safety, environmental, social and governance matters and reporting (including climate change), machine learning and artificial intelligence and data privacy and protection. The imposition of new laws, changes in laws or regulatory requirements or changing interpretations thereof, changes in the enforcement priorities of regulators, and differing or competing regulations and standards across the markets where our products or raw materials are made, manufactured, distributed or sold, have in the past and could continue to result in higher compliance costs, capital expenditures and higher production costs, resulting in adverse effects on our business. For example, increasing governmental and societal attention to environmental, social and governance matters has resulted and could continue to result in new laws or regulatory requirements, including expanded disclosure requirements that are expected to continue to expand the nature, scope and complexity of matters on which we are required to report. In addition, the entry into new markets or categories has resulted in and could continue to result in our business being subject to additional regulations resulting in higher compliance costs. If one jurisdiction imposes or proposes to impose new laws or regulations that impact the manufacture, distribution or sale of our products, other jurisdictions may follow. Failure to comply with such laws or regulations (or allegations thereof) can subject us to criminal or civil investigations or enforcement actions, including voluntary and involuntary document requests, fines, injunctions, product recalls, penalties, disgorgement of profits or activity restrictions, all of which can adversely affect our business.

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

Governmental agencies heavily regulate the alcohol beverage industry. In particular, they monitor and regulate licensing, warehousing, trade and pricing practices, permitted and required labelling, including warning labels, signage, advertising, relations with wholesalers and retailers, and, in control states, product listings. There may also be a focus on companies with established non-alcohol beverages lines of business that have expanded into the alcohol beverage industry, since marketing practices that are acceptable in the non-alcohol space may have regulatory challenges in the alcohol space. In addition, other countries in which we may sell alcohol beverages could impose duties, excise taxes and/or other related taxes. If, in the future, we are unable to comply with certain regulations, sales of our products could decrease significantly. Additionally, if such agencies or jurisdictions, foreign or domestic, choose to implement new or revised laws, regulations, fees, taxes, or other such requirements, our business could be adversely affected. If such governmental bodies require increased additional product labelling, warning requirements, or limitations on the marketing or sale of our alcohol products due to their contents or allegations concerning their potential to cause adverse health effects, our sales of alcohol beverages may be adversely affected.

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

Water is a main ingredient in substantially all of our products, it is vital to the production of the agricultural ingredients on which our business relies and is needed in our manufacturing process. Lack of available water of acceptable quality, actions by governmental and non-governmental organizations, investors, customers and consumers on water scarcity and increasing pressure to conserve and replenish water in areas of scarcity and stress, including due to the effects of climate change, can lead to: supply chain disruption; adverse effects on our operations or the operations of our business partners; higher compliance costs; increased capital expenditures; higher production costs, including less favorable pricing for water; perception of our failure to act responsibly with respect to water use or to effectively respond to legal or regulatory requirements concerning water scarcity; or damage to our reputation, any of which can adversely affect our business.

Climate change and legal or regulatory responses thereto may have a long-term adverse impact on our business and results of operations.

There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of key agricultural commodities, which are important sources of ingredients for our products, and could impact the food security of communities around the world. Climate change may also exacerbate water scarcity and cause a further deterioration of water quality in affected regions, which could limit water availability for our independent co-packers. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. Increasing concern over climate change also may result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. Increased energy or compliance costs and expenses due to increased legal or regulatory requirements may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our beverage products. There is an increased focus in many jurisdictions in which our products are manufactured, distributed or sold regarding environmental policies relating to climate change, biodiversity loss, regulating greenhouse gas emissions and energy policies and sustainability. This increased focus may result in new or increased legal and regulatory requirements, such as potential carbon pricing programs or revised product labelling requirements or other regulatory measures, which could result in significant increased costs. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations.

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

Governance

The audit committee of our board of directors is responsible for oversight of the Company’s cybersecurity and other information technology risks, controls and procedures, including the Company’s plans to mitigate cybersecurity risks and to respond to data breaches. The board receives and provides feedback on regular updates from management, including from the Company’s Chief Financial Officer, regarding the status of projects to strengthen internal cybersecurity, results from third-party assessments, and also discusses recent incidents at other companies and the emerging threat landscape. Our Chief Financial Officer is informed about and monitors the prevention and detection of cybersecurity incidents, with the support of our third-party cybersecurity vendor.

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

Item 2. Properties

The Company leases 5,154 square feet of office space in Norwalk, Connecticut, which serves as our principal executive office. The lease commenced December 1, 2024, and continues in effect for a period of 11 years.

Item 3. Legal Proceedings

We are a party to ordinary, routine litigation incidental to our business, including routine litigations matters tendered to our insurance carriers. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

We are not party to any material pending legal proceedings (including environmental proceedings), other than ordinary, routine litigation incidental to the business, at the current time. Although the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such ordinary, routine litigation will not have a material adverse impact on our financial position, liquidity, or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

On December 21, 2021, our shareholders approved an increase in the number of authorized shares of common stock from 120 million to 180 million. On January 24, 2023, our shareholders approved a 1:50 reverse stock split of our common stock. On January 27, 2023, we effected the 1:50 reverse stock split of our common stock.

On December 30, 2024, our majority stockholder approved the reduction in the number of authorized shares of common stock from 180 million to 60 million. The amendment was filed with the Delaware Secretary of State on February 5, 2025.

As of March 17, 2025 there were approximately 170 holders of record of our common This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

We currently have no expectation to pay cash dividends to holders of our common stock in the foreseeable future.

Unregistered Sales of Equity Securities

None that have not previously been included on a Current Report on Form 8-K or Quarterly Report on Form10-Q.

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

In addition to our GAAP results, the following discussion includes Modified EBITDA as a supplemental measure of our performance. We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts, and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, tax expense, depreciation and amortization, stock-based compensation, changes in fair value of warrant expense, change in fair value of SAFE agreements, legal and insurance settlements, non-recurring professional fees, inventory write-offs associated with exited categories and major packaging and formula changes, one-time changes in policy, impact of changes to accounting methodology and one-time restructuring-related costs including employee severance and asset impairment.

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

Results of Operations

Overview

During the year ended December 31, 2024, the Company continued to strengthen its supply chain, implement gross margin enhancement initiatives, drive efficiencies in transportation and warehouse costs and reduce operating expenses. In addition, it continues to build its innovation pipeline with sustained growth in Reed’s Real Ginger Ale, Virgil’s Zero Sugar handcrafted sodas, Reed’s Classic and Stormy Mule, and Reed’s Hard Ginger Ale.

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

Recent Trends – Market Conditions

Although the U.S. economy continued to grow throughout 2024 and 2023, inflation, actions by the Federal Reserve to address inflation, fluctuations in energy prices, and the potential impacts of tariffs and geopolitical events create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. We have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. Although we regularly monitor companies in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations.

During the year ended December 31, 2024, the average cost of shipping and handling was $2.75 per case, as compared to $3.07 per case for the year ended December 31, 2023. Although the Company has experienced decreases in freight costs, in the Company’s opinion there remains a volatile environment and the Company will continue to monitor pricing and availability in transportation. Mitigation plans have been implemented to manage this risk. The Company has been negatively impacted by supply chain challenges affecting our ability to benefit from strong demand for, and increased sales of our product. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins. The Company has experienced moderation in inflation and anticipates this continuing throughout 2025.

Through December 31, 2024, we continued to generate cash flows to meet our short-term liquidity needs, and we expected to maintain access to the capital markets.

Results of Operations – Year Ended December 31, 2024

The following table sets forth key statistics for the years ended December 31, 2024, and 2023, in thousands:

	Year Ended December 31,		Pct.
	2024	2023	Change
Gross billing (A)	$44,316	$50,689	-13%
Less: Promotional and other allowances (B)	6,362	5,978	6%
Net sales	$37,954	$44,711	-15%

Cost of goods sold	26,578	31,884	-17%
% of Gross billing	60%	63%
% of Net sales	70%	71%
Product quality hold write-down	-	1,848	-100%
% of Gross billing	0%	4%
% of Net sales	0%	4%
Provision for product hold	-	1,267	-100%
% of Gross billing	0%	2%
% of Net sales	0%	3%
Gross profit	$11,376	$9,712	17%
% of Net sales	30%	22%

Expenses
Delivery and handling	$5,863	$7,561	-22%
% of Net sales	15%	17%
Dollar per case ($)	2.75	3.07
Selling and marketing	4,405	4,865	-9%
% of Net sales	12%	11%
General and administrative	9,109	6,118	49%
% of Net sales	24%	14%
Provision for receivable with former related party	115	585	-80%
% of Net sales	0%	1%
Total Operating expenses	19,492	19,129	2%

Loss from operations	$(8,116)	$(9,417)	-14%

Interest expense and other expense	$(5,036)	$(6,106)	-18%

Net loss	$(13,152)	$(15,523)	-15%

Loss per share – basic and diluted	$(1.64)	$(4.39)	-63%

Weighted average shares outstanding – basic & diluted	8,041,496	3,537,882	127%

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

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity through the years ended December 31, 2024.

	Total	Total		Per Case	Per Case
	2024	2023	vs PY	2024	2023	vs PY
Cases:
Reed’s	1,373	1,530	-10%
Virgil’s	760	870	-13%
Total Core	2,133	2,400	-11%
Non-Core	-	60	-100%
Total	2,133	2,460	-13%

Gross Billing:
Core	$44,161	$48,778	-9%	$20.70	$20.32	2%
Non-Core	155	1,911	-92%	-	31.85	-100%
Total	$44,316	$50,689	-13%	20.78	20.60	1%

Discounts: Total	$(6,362)	$(5,978)	6%	$(2.98)	$(2.43)	23%

COGS:
Core	$(26,578)	$(30,777)	-14%	$(12.46)	$(12.82)	-3%
Non-Core	-	(4,222)	-100%	-	$(70.46)	-100%
Total	$(26,578)	$(34,999)	-24%	$(12.46)	$(14.22)	-12%

Gross Margin:	$11,376	$9,712	17%	$5.33	$3.95	35%
as % Net Sales	30%	22%

Sales, Cost of Sales, and Gross Margins

As part of the Company’s ongoing initiative to simplify and streamline operations the Company has identified core products on which to place its strategic focus. These core products consist of Reed’s and Virgil’s branded beverages. Non-core products consist primarily of Wellness Shots, candy and slower selling discontinued Reed’s and Virgil’s SKUs.

Core beverage volume for the year ended December 31, 2024, represents 100% of all beverage volume.

Core brand gross billing decreased by 9% to $44,161 compared to $48,778 during the same period last year, driven by Reed’s volume decline of 10% and Virgil’s volume decline of 13%. The result is a decrease in total gross billing of 13%, to $44,316 during the year ended December 31, 2024, from $50,689 in the same period last year. Price on our core brands increased 2% to $20.70 per case. The lower gross billings was a result of volume declines that have impacted the carbonated soft drink segment as a result of price increases coupled with the Company’s inability to produce sufficient levels of inventory to meet current demand as a result of tighter credit terms from suppliers.

Discounts as a percentage of gross sales were 14% compared to 12% in the same period last year. As a result, net sales revenue decreased 15% during the year ended December 31, 2024, to $37,954, compared to $44,711 in the same period last year driven by lower sales and elevated trade spend.

Cost of Goods Sold

Cost of goods sold decreased $5,306 during the year ended December 31, 2024, as compared to the same period last year. As a percentage of net sales, cost of goods sold for the year ended December 31, 2024, was 70% as compared to 71% for the same period last year. The decrease was primarily driven by lower supply chain and input costs.

In December 2023, the Company wrote off $1,848 of inventory comprised of $1,452 of packaging and ingredients related to major changes in packaging and formulations, and $396 of candy as a result of exiting this line of business. These write-offs represented 4% of net sales.

During 2023 the Company discovered a closure failure in our seasonal swing-lid products which resulted in a product quality hold write-down. The Company recorded expense of $1,267 related to costs associated with the product quality hold write-down for the year ended December 31, 2023. An insurance claim is pending.

The total cost of goods per case decreased to $12.46 per case for the year ended December 31, 2024, from $14.22 per case for the same period last year. The cost of goods sold per case on core brands was $12.46 during the year ended December 31, 2024, compared to $12.82 for the same period last year. Excluding the write-offs and provision for product quality hold write-down, total cost of goods sold per case during the year ended December 31, 2023, would have been $12.96.

Gross Margin

Gross margin increased to 30% for the year ended December 31, 2024, compared to 22% for the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses decreased by $1,698 for the year ended December 31, 2024, to $5,863 from $7,561 in the same period last year, driven by our efforts to mitigate inflationary costs. Delivery costs for the year ended December 31, 2024, were 15% of net sales and $2.75 per case, compared to 17% of net sales and $3.07 per case during the same period last year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses were $4,405 during the year ended December 31, 2024, compared to $4,865 during the same period last year. As a percentage of net sales, selling and marketing expenses were 12% of net sales during the year ended December 31, 2024, as compared to 11% of net sales during the same period last year. The decrease was driven by lower employee related costs, syndicated data fees, customer fees, and product sampling expenses partially offset by higher broker fees and e-commerce delivery costs.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased in the year ended December 31, 2024, to $9,109 from $6,118, an increase of $2,991 over the same period last year. The increase was driven by contract proceedings, impairment of assets, professional fees, and quality assurance costs partially offset by lower bad debt and franchise tax expense.

Loss from Operations

The loss from operations was $8,116 for the year ended December 31, 2024, as compared to a loss of $9,417 in the same period last year driven by increased gross profit and decreased operating expenses discussed above.

Interest and Other Expense

Interest and other expense was $5,036 for the year ended December 31, 2024, consisted of $5,481 of interest expense and $445 of other income related to the reversal of accrued expense from prior years. During the same period last year, interest and other expense consisted of $6,106 of interest expense.

Modified EBITDA

In addition to our GAAP results, we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, tax expense, depreciation and amortization, stock-based compensation, changes in fair value of warrant expense, change in fair value of SAFE agreements, legal and insurance settlements, non-recurring professional fees, inventory write-offs associated with exited categories and major packaging and formula changes, one-time changes in policy, impact of changes to accounting methodology and one-time restructuring-related costs including employee severance and asset impairment.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the year ended December 31, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Net loss	$(13,152)	$(15,523)

Modified EBITDA adjustments:
Depreciation and amortization	289	281
Interest expense	5,481	6,106
Tax expense	111	251
Stock option and other noncash compensation	528	493
Provision for receivable with former related party	115	585
Product quality hold write-down	42	1,267
Inventory write-offs associated with exited categories and major packaging and formula changes	-	1,848
Impairment of assets	473	-
One-time change in policy for discounts	-	756
Professional fees	393	-
Contract Proceedings	1,593	12
Severance costs	57	256
Total EBITDA adjustments	$9,082	$11,855

Modified EBITDA	$(4,070)	$(3,668)

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

Liquidity

For the year ended December 31, 2024, the Company recorded a net loss of $13,152 and used cash in operations of $6,124. During 2024, the Company took significant steps to convert high interest debt to equity, raise additional equity, and refinance its credit facility. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. As of the issuance date of these financial statements, management expects that the Company’s existing cash of $10,391 will be sufficient to fund the Company’s current operating plan for at least twelve months from the date of issuance of these financial statements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in estimates for reserves of uncollectible accounts, inventory obsolescence, depreciable lives of property and equipment, analysis of impairments of recorded long-term tangible and intangible assets, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services. There were no changes to our critical accounting policies described in the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, that impacted our condensed consolidated financial statements and related notes included herein.

Recent Accounting Pronouncements

See Note 2 of the financial statements for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, Reed’s is not required to provide the information required by this Item 7A.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Reed’s, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Reed’s, Inc. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Valuation

As of December 31, 2024, the Company’s inventory totaled $8.1 million. As explained in Note 2 to the financial statements, inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company assesses inventory at each reporting date in order to assert that it is recorded at net realizable value. In determining net realizable value, management considers historical usage, forecasted demand in relation to inventory on hand, market conditions, and other factors.

We identified the evaluation of slow-moving and obsolete inventories at net realizable value as a critical audit matter because a high degree of auditor judgment and effort was required to evaluate the Company’s ability to sell certain products.

The primary procedures we performed to address this critical audit matter included:

●	We obtained management’s analysis for estimated excess or obsolete inventories and evaluated the appropriateness of management’s approach.
●	We developed an independent expectation of the net realizable value of inventory using historic inventory activity and compared our independent expectation to the amount recorded in the financial statements.

Evaluation of the Company’s Liquidity

As discussed in Note 1 to the financial statements, the Company recorded a net loss of $13.2 and used cash in operations of $6.1 million during the year ended December 31, 2024. During 2024, management took steps to convert high interest bearing debt to equity, and to raise additional equity. Management believes that the Company’s ongoing business, existing cash, and credit facilities are sufficient to fund operations for twelve months from the date of issuance of these financial statements.

We identified the evaluation of Management’s assessment of the Company’s ability fund its operations over the next twelve months as a critical audit matter due to the high degree of subjective auditor judgment required to evaluate the Company’s forecasted cash flows used in its liquidity analysis due to uncertainty in certain assumptions, specifically forecasted sales, gross profit margins, and feasibility of the Company’s expense management activities.

The primary procedures we performed to address this critical audit matter included:

●	We obtained management’s cash flow forecast and evaluated the reasonableness of the cash flow forecast by comparing it to historical operating results, considering management’s ability to accurately forecast and perform sensitivity analysis on revenue, cash expenditures, and commitments.
●	We considered the effects of the Company’s restructured debt and expected projected interest and finance costs
●	We performed sensitivity analyses on the forecasted revenue and operating margins used in the Company’s cash flow forecast to evaluate the impact on the conclusions reached by management.
●	We considered the Company’s historical ability to raise financing and re-finance its debt, if necessary.
●	We assessed the appropriateness and sufficiency of the Company’s liquidity disclosures and compared to other audit evidence obtained to determine whether such information is consistent with the Company’s disclosures.

Liability Claims

As described in Notes 15 and 16 of the financial statements, the Company is subject to periodic lawsuits, claims, vendor disputes and other matters (the “Claims”). The Company accrues an estimated reserve related to the resolution cost of these matters for which management believes a loss is probable of occurring, and the amount of the loss is reasonably estimable. Due to the uncertainty of potential costs to be incurred related to the Claims, and the uncertainty of the ultimate outcome of each of the individual Claims, management applies significant judgments and estimates in determining the probability that a loss has been incurred and the amount to accrue for such loss.

We identified the accrual and disclosure of the Claims as a critical audit matter due to the significant judgments made by management when assessing the probability of a loss as well as the ultimate resolution costs of the Claims. Auditing management’s estimates and assumptions required a high degree of auditor judgment and increased audit effort due to the impact these assumptions have on the accrued reserves and disclosures.

The primary procedures we performed to address this critical audit matter included:

●	We obtained management’s evaluation of the Claims for accrual and disclosure and management’s evaluation of the probability that a loss has been incurred, and management’s estimate of the amount of the loss.
●	We tested the accuracy and completeness of the initial agreements that served as the basis for management’s estimates of the probability that a loss has been incurred, the amount of the loss, and any settlement activity.
●	We evaluated the assumptions used by management to develop the estimate of the probability a loss has been incurred.
●	We performed confirmation procedures with the Company’s external legal counsel to corroborate management’s assertions regarding claim information, claim status, the probability the Company has incurred a loss, and the estimated amount of any potential loss.

We have served as the Company’s auditor since 2004.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California

March 28, 2025

REED’S, INC,

BALANCE SHEETS

(Amounts in thousands, except share amounts)

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$10,391	$603
Accounts receivable, net of allowance of $859 and $860, respectively	3,979	3,571
Inventory, net	8,114	11,300
Receivable from former related party	144	259
Prepaid expenses and other current assets	683	2,028
Total current assets	23,311	17,761

Property and equipment, net of accumulated depreciation of $636 and $1,068, respectively	1,185	493
Intangible assets	644	629
Total assets	$25,140	$18,883

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,956	$9,133
Accrued expenses	984	1,096
Revolving line of credit, net of capitalized financing costs of $201	-	9,758
Senior secured loan, net of capitalized financing costs of $329	9,571	-
Payable to former related party	144	259
Current portion of convertible notes payable, net of debt discount of $424	-	6,737
Current portion of lease liabilities	-	207
Total current liabilities	17,655	27,190

Convertible note payable, net of debt discount of $148 less current portion	-	10,874
Lease liabilities, less current portion	837	-
Total liabilities	18,492	38,064

Commitments and Contingencies	0	0

Stockholders’ equity (deficit):
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 180,000,000 shares authorized; 45,371,247 and 4,187,291 shares issued and outstanding, respectively	3	-
Additional paid in capital	158,435	119,452
Accumulated deficit	(151,884)	(138,727)
Total stockholders’ equity (deficit)	6,648	(19,181)
Total liabilities and stockholders’ equity	$25,140	$18,883

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2024 and 2023

(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Net Sales	$37,954	$44,711
Cost of goods sold	26,578	31,884
Inventory write-offs associated with exited categories and major packaging and formula changes	-	1,848
Product quality hold write-down	-	1,267
Gross profit	11,376	9,712

Operating expenses:
Delivery and handling expense	5,863	7,561
Selling and marketing expense	4,405	4,865
General and administrative expense	9,109	6,118
Provision for receivable with former related party	115	585
Total operating expenses	19,492	19,129

Loss from operations	(8,116)	(9,417)

Other Income	445	-
Interest expense, net	(5,481)	(6,106)

Net loss	(13,152)	(15,523)

Dividends on Series A Convertible Preferred Stock	(5)	(5)

Net loss attributable to common stockholders	$(13,157)	$(15,528)

Loss per share – basic and diluted	$(1.64)	$(4.39)

Weighted average number of shares outstanding – basic and diluted	8,041,496	3,537,882

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2024 and 2023

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2022	2,519,485	$-	9,411	$94	$114,635	$(123,199)	$(8,470)
Fair value of vested options	-	-	-	-	490	-	490
Fair value of vested restricted shares granted to officers	750	-	-	-	3	-	3
Repurchase of common stock	(274)	-	-	-	(1)		(1)
Common shares issued for financing costs	82,438	-	-	-	273		273
Dividends on Series A Convertible Preferred Stock Preferred Stock	-	-	-	-	-	(5)	(5)
Common shares issued as compensation	18,160		-	-	36		36
Common shares issued for cash, net of offering costs	1,566,732		-	-	4,016	-	4,016
Net Loss	-	-	-	-	-	(15,523)	(15,523)
Balance, December 31, 2023	4,187,291		9,411	94	119,452	(138,727)	(19,181)

Fair value of vested options	-	-	-	-	528	-	528
Dividends on Series A Convertible Preferred Stock Preferred Stock	-	-	-	-	-	(5)	(5)
Issuance of shares for conversion of convertible notes payable to related party	22,478,074	2	-	-	20,230	-	20,232
Capital contribution upon conversion of notes payable	-		-	-	2,248	-	2,248
Common shares issued for cash	15,974,677	1	-	-	11,881	-	11,882
Common shares issued upon conversion of SAFE agreement with related entities	2,731,205				4,096		4,096
Net Loss	-	-	-	-	-	(13,152)	(13,152)
Balance, December 31, 2024	45,371,247	$3	9,411	$94	$158,435	$(151,884)	$6,648

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2024 and 2023

(Amounts in thousands)

	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net loss	$(13,152)	$(15,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	125	142
Loss on disposal of property & equipment	-	8
Amortization of debt discount	1,057	1,137
Fair value of vested options	528	490
Fair value of vested restricted shares granted to directors and officers for services	-	3
Common shares issued for compensation	-	36
Product quality hold write-down	-	1,267
Allowance for estimated credit losses		608
Provision for receivable with former related party	115	585
Inventory write down	277	955
Accrued interest on convertible note	3,409	2,831
Lease liability	(205)	(187)
Changes in operating assets and liabilities:
Accounts receivable	(408)	275
Inventory	2,909	2,653
Prepaid expenses and other assets	561	528
Decrease in right of use assets	169	140
Accounts payable	(1,393)	(1,073)
Accrued expenses	(116)	859
Net cash used in operating activities	(6,124)	(4,266)
Cash flows from investing activities:
Intangible asset trademark costs	(15)	(3)
Purchase of property and equipment	(152)	(85)
Sale of property and equipment	-	68
Net cash used in investing activities	(167)	(20)
Cash flows from financing activities:
Proceeds from line of credit	29,195	43,836
Payments on the line of credit	(39,153)	(45,213)
Proceeds from sale of common stock		4,016
Proceeds from senior secured loan payable, net of expenses	9,524	-
Proceeds from convertible note payable, net of expenses	1,400	3,751
Proceeds received from SAFE agreement	4,096	-
Proceeds received from rights offering	11,883	-
Payment of convertible note payable	(514)	(200)
Amounts from former related party, net	(115)	(1,833)
Payment of costs recorded as debt discount	(237)	-
Repurchase of common stock	-	(1)
Net cash provided by financing activities	16,079	4,356

Net increase in cash	9,788	70
Cash at beginning of period	603	533
Cash at end of period	$10,391	$603

Supplemental disclosures of cash flow information:
Cash paid for interest	$870	$1,046
Non-cash investing and financing activities:
Dividends on Series A Convertible Preferred Stock	$5	$5
Common Shares issued for financing costs	$-	273
Common Shares issued upon conversion of convertible notes payable	$22,478	$-
Common Shares issued upon conversion of SAFE agreement	$4,096	$-
Initial recognition of right of use asset and operating lease liability upon execution of new lease	$835	$-

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(In thousands, except share and per share amounts)

1. Operations and Liquidity

Reed’s, Inc., (the “Company”) is the owner and maker of Reed’s Craft Ginger Beer, Reed’s Real Ginger Ale, Reed’s Classic and Stormy Mules, and Reed’s Hard Ginger Ales and Virgil’s Handcrafted Sodas. The Company was established in 1989 and is incorporated in the state of Delaware.

Liquidity

For the year ended December 31, 2024, the Company recorded a net loss of $13,152 and used cash in operations of $6,124. During 2024, the Company took significant steps to convert high interest debt to equity, raise additional equity, and refinance its credit facility. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. As of the issuance date of these financial statements, management expects that the Company’s existing cash of $10,391 will be sufficient to fund the Company’s current operating plan for at least twelve months from the date of issuance of these financial statements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Trends – Market Conditions

Although the U.S. economy continued to grow throughout 2024 and 2023, inflation, actions by the Federal Reserve to address inflation, fluctuations in energy prices, and the potential impacts of tariffs and geopolitical events create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. We have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. Although we regularly monitor companies in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations.

During the year ended December 31, 2024, the average cost of shipping and handling was $2.75 per case, as compared to $3.07 per case for the year ended December 31, 2023. Although the Company has experienced decreases in freight costs, in the Company’s opinion there remains a volatile environment and the Company will continue to monitor pricing and availability in transportation. Mitigation plans have been implemented to manage this risk. The Company has been negatively impacted by supply chain challenges affecting our ability to benefit from strong demand for, and increased sales of our product. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, has resulted in suppressed margins. In 2024 the Company experienced moderation in inflation.

Please refer to Notes 6, 7 and 8 in the accompanying financial statements for a description of our line of credit, senior secured loan, and notes payable.

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

Accounts Receivable

Accounts receivable are generally recorded at the invoiced amounts net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for credit losses is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential credit losses, credit losses are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. As of December 31, 2024 and December 31, 2023, the allowance for credit losses was $859 and $860, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company regularly reviews inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. At December 31, 2024, and 2023, inventory has been reduced by allowances for write-downs for inventory aggregating $277 and $1,848, respectively.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2024 and 2023, the Company determined there were no indicators of impairment of its property and equipment.

Intangible Assets

Intangible assets are comprised of indefinite-lived brand names acquired, so classified because we anticipate that these brand names will contribute cash flows to the Company perpetually. Indefinite-lived intangible assets are not amortized but are assessed for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired and evaluated annually to determine whether the indefinite useful life is appropriate. As part of our impairment test, we first assess qualitative factors to determine whether it is more likely than not the asset is impaired. If further testing is necessary, we compare the estimated fair value of our asset with its book value. If the carrying amount of the asset exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. For the years ended December 31, 2024 and 2023, the Company determined there was no impairment of its indefinite-lived brand names.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs aggregated $63 and $24 for the years ended December 31, 2024 and 2023, respectively.

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

For the years ended December 31, 2024 and 2023, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	December 31, 2024	December 31, 2023
Warrants	549,292	549,292
Common stock equivalent of Series A Convertible Preferred Stock	753	753
Convertible note payable	-	1,514,055
Options	323,878	145,012
Total	873,923	2,209,112

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

Segments

The Company’s President and Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”) and evaluates performance and makes operating decisions about allocating resources based on internal financial data. The Company has determined that it operates in a single reportable segment, which consists of manufacturing carbonated beverages under Reed’s and Virgil’s brand names and comprises the financial results of the Company. The required segment information, including significant segment expenses, is presented at Note 17.

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

Gross sales. During the year ended December 31, 2024, the Company’s largest three customers accounted 19%, 15% and 11% of gross sales, respectively. During the year ended December 31, 2023, the Company’s largest two customers accounted for 24% and 15% of gross sales, respectively. For the years ending December 31, 2024 or 2023, no other customer accounted for more than 10% revenue.

Accounts receivable. As of December 31, 2024, the Company had accounts receivable from two customers which comprised 17% and 14% of its gross accounts receivable, respectively. As of December 31, 2023, the Company had accounts receivable from three customers which comprised 24%, 15% and 11% of its gross accounts receivable, respectively. At December 31, 2024 or 2023, no other customers accounted for more than 10% of accounts receivable.

The Company utilizes co-packers to produce 100% of its products. During the year ended December 31, 2024 and 2023, the Company utilized nine separate co-packers for most its production and bottling of beverage products in the United States. Although there are other co-packers, a change in co-packers may cause a delay in the production process, which could ultimately affect operating results.

Purchases from vendors. During the year ended December. 31, 2024, no vendor accounted for more than 10% of all purchases During the year ended December 31, 2023, the Company’s largest vendor accounted for approximately 12% of all purchases.

Accounts payable. As of December 31, 2024, no vendor accounted for more than 10% of total accounts payable. As of December 31, 2023, two vendors accounted for 10% and 10% of total accounts payable, respectively.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. Collection from customers amounting to $1,217 that was previously presented as a deduction from prepaid expenses at December 31, 2023 have been reclassified as an offset against accounts receivable. This reclassification had no effect on the reported results of operations or cash flows.

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

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We are currently evaluating the provisions of this guidance and assessing the potential impact on our financial statement disclosures.

Other recent accounting pronouncements and guidance issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Inventory

Inventory consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Raw materials and packaging	$5,144	$6,445
Finished products	2,970	4,855
Total	$8,114	$11,300

During the year ended December 31, 2024 the Company incurred $277 of inventory charges related to inventory obsolescence. During the year ended December 31, 2023, the Company incurred inventory charges of totaling $1,848, which includes a $1,452 impairment charge related to major packaging and formula changes and $396 for the markdown of inventory related to exited categories.

4. Property and Equipment

Property and equipment are comprised of the following (in thousands):

	December 31, 2024	December 31, 2023
Right-of-use assets under operating leases	$832	$724
Leasehold improvements	84	-
Computer hardware and software	553	400
Machinery and equipment	352	352
Construction in progress	-	85
Total cost	1,821	1,561
Accumulated depreciation and amortization	(636)	(1,068)
Net book value	$1,185	$493

Depreciation expense for the years ended December 31, 2024, and 2023 was $125 and $142, respectively, and amortization of right-of-use assets for the years ended December 31, 2024, and 2023 as $169 and $140, respectively.

During the year ended December 31, 2023, the Company disposed of its equipment costing $77 and recorded a loss on disposal of $8.

5. Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Brand names	$576	$576
Trademarks	68	53
Total	$644	$629

Intangible assets are comprised of acquired brand names, specifically Virgil’s, and costs related to trademarks. They have been assigned an indefinite life, as we currently anticipate that they will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life remains appropriate. We first assess qualitative factors to determine whether it is more likely than not that the asset is impaired. If further testing is necessary, we compare the estimated fair value of our asset with its book value. If the carrying amount of the asset exceeds its fair value, as determined by the discounted cash flows expected to be generated by the asset, an impairment loss is recognized in an amount equal to that excess. Based on management’s assessment, there were no indications of impairment at December 31, 2024.

During the year ended December 31, 2024, and 2023, the Company capitalized costs of $15 and $3, respectively, pertaining to legal and other fees incurred in applying for international trademarks for Reeds and Virgil’s brands.

6. Line of Credit

The Company’s credit facility consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Line of credit – Alterna Capital Solutions	$-	$9,959
Less: capitalized financing costs	-	(201)
Total	$-	$9,758

On March 28, 2022, the Company entered into a financing agreement for a line of credit with Alterna Capital Solutions (“ACS”). The ACS line of credit was for a term of 3 years, provided for borrowings of up to $13,000, was secured by eligible accounts receivable and inventory, and was subject to a collateral sharing agreement with Whitebox Advisors, LLC (“Whitebox”), another secured lender (see Note 7). An over advance rider provided for up to $400 of additional borrowing above the collateralized base (the “Over Advance”) up to total borrowings of $13,000. As of December 2023, the remaining availability under the line of credit was $23 of current availability, and $3,041 of borrowing capacity available.

Borrowings based on receivables accrued interest at a rate equal to prime plus 4.75% but not less than 8.00% (13.25% at December 31, 2023). Borrowings based on inventory accrued interest at a rate equal to prime plus 5.25% but not less than 8.50% (13.90 % at December, 31, 2023). The additional over advance rider accrued interest at a rate equal to prime plus 12.75%, but not less than 16.00% (18.00% at December 31, 2023). Additionally, the line of credit was subject to a monthly monitoring fee of $1 with a minimum usage requirement on the credit facility. Any loan balance of less than $1,500 accrued interest at a rate equal to account receivables advances plus the monthly monitoring fee of $1.

On November 14, 2024 the Company repaid the full outstanding principal amount of $6,569 of the line of credit.

The Company incurred $483 of direct costs associated with the line of credit transaction, consisting primarily of broker, bank and legal fees. These costs were capitalized and amortized over the 3-year life of the ACS agreement. The unamortized debt discount balance was $201 at December 31, 2023. For the year ended December 31, 2024, amortization of debt discount was $121, and upon repayment of the outstanding principal amount, the remaining unamortized debt discount of $81 was written off.

7. Senior Secured Loan Payable

	December 31, 2024	December 31, 2023
Secured Convertible Note Payable	$9,900	$-
Capitalized financing costs	(329)
Total	$9,571	$-

On November 14, 2024, the Company entered into a Senior Secured Loan and Security Agreement (the “Loan Agreement”) with certain funds affiliated with Whitebox, as lenders, and Cantor Fitzgerald Securities, as administrative agent and collateral agent. The Loan Agreement provides a revolving credit commitment in an aggregate amount of $10,000 (the “Senior Secured Loan”). The Senior Secured Loan accrues interest at a per annum rate equal to 8.00% on the principal amount outstanding, payable quarterly in arrears. The Senior Secured Loan also accrues an unused fee at a rate per annum equal to 3.00% on the excess, if any, of the revolving credit commitment over the average principal amount outstanding from time to time during the preceding fiscal quarter, payable quarterly in arrears. The Senior Secured Loan is secured by substantially all of the Company’s assets, including all intellectual property. As of December 31, 2024, the principal amount outstanding on the Senior Secured Loan was $9,900 and the remaining availability was $100.

The financing agreement with Whitebox includes customary restrictions that limit our ability to engage in certain types of transactions. Additionally, the agreement contains a financial covenant that requires us to meet a certain minimum cash balance and liquidity threshold as of the end of each month. We were in compliance with the terms of our agreement with Whitebox as of December 31, 2024.

The Company incurred $376 of direct costs associated with the Senior Secured Loan transaction, consisting primarily of broker, bank and legal fees. These costs have been capitalized and are being amortized over the 1-year life of the agreement. For the year ended December 31, 2024, amortization of debt discount was $47. The unamortized debt discount balance was $329 at December 31, 2024.

8. Secured Convertible Notes Payable

Amounts outstanding under secured convertible notes payable are as follows (in thousands):

	December 31, 2024	December 31, 2023
Secured Convertible “Original” Note Payable (A)	$-	$10,250
Secured “Option” Notes Payable (B)		4,050
Accrued interest (includes excess ABL fees of $2,176 and $648)	-	3,883
Capitalized financing costs	-	(572)
Total	$-	$17,611
Current portion	-	(6,737)
Long term portion due through May, 2025	$-	$10,874

Convertible notes

(A)	In May 2022, the Company issued $11,250 of convertible notes payable (the “Original Notes”) to entities affiliated with Whitebox. The Original Notes bear interest at 10% per annum (with 5% per annum payable in cash and 5% per annum payable in kind (“PIK”) by adding such PIK interest to the principal amount of the notes), are secured by substantially all of the Company’s assets (including all of its intellectual property) and are subject to a collateral sharing agreement with Alterna Capital (ACS), the Company’s existing secured lender. The Original Notes mature the earlier of September 30, 2025 or the scheduled maturity of any unsecured indebtedness incurred by the Company that is junior in right of payment to Note obligations. At each of December 31, 2024 and December 31, 2023, the principal balance of the Original Notes was $0 and $10,250, respectively.

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

On October 10, 2024, Whitebox sold and assigned its entire interest in the $10,250 Secured Convertible Note Payable, interest added to Original Note of $1,124 and the $6,504 Option Note Payable to the Company’s majority stockholder, D&D Source of Life Holding LTD (“D&D”) including accrued interest of $4,600 in the aggregate amount of $22,478.

Accrued Interest

At December 31, 2023, the balance of accrued interest was $3,883. During the year ended December 31, 2024, the Company recorded interest of $3,409, made up of $2,100 interest on the Notes, and $1,309 related to the excess ABL fees, made payments of $514 towards accrued interest and $2,178 was added to principal. At November 14, 2024, the balance of accrued interest was $4,600.

On November 19, 2024, the Company entered into an exchange agreement with D&D wherein outstanding principal of the convertible notes amounting to $17,878 and accrued interest of $4,600 or an aggregate of $22,478 were converted into 22,478,074 shares of the Company’s common stock (see Note 10).

Debt Discount

At December 31, 2023, the unamortized debt discount was $572. During the period ended December 31, 2024, the Company incurred $237 of costs for the aforementioned waivers. These costs have been capitalized and are being amortized over the term of the Notes or waiver period. For the year ended December 31, 2024, amortization of debt discount was $606. Upon conversion of the notes to common shares, the Company wrote-off the remaining unamortized debt discount balance of $203 to interest expense.

9. Lease Liabilities

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

As of December 31, 2023, operating lease liabilities pertaining to its former office facility totaled $207. In May 2024, the Company entered into a long-term non-cancellable lease agreement for its new office facility that requires aggregate average monthly payments of $9 beginning December 2024. The lease terminates in November 2035. The Company classified the lease as an operating lease and determined that the value of the right of use asset and lease liability at the adoption date was $835, respectively, using a discount rate of 8.00%.

During the year ended December 31, 2024, the Company made aggregate payments of $205 towards its operating lease liability. As of December 31, 2024, operating lease liabilities totaled $837.

During the years ended December 31, 2024, and 2023, lease costs totaled $134 and $178, respectively.

Future minimum lease payments under the leases are as follows (in thousands):

Years Ending December 31,	Amounts
2025	$61
2026	98
2027	93
2028	96
Thereafter	890
Total payments	1,238
Less: Amount representing interest	(401)
Present value of net minimum lease payments	837
Less: Current portion	-
Non-current portion	$837

10. Issuance of Common Stock

Issuance of common stock in accordance with SAFE Agreements

During the first quarter of 2024, the Company received $4,097 in gross proceeds from three significant stockholders of the Company, D&D, Union Square Park Partners LP, and John J. Bello, the Company’s former Chairman, pursuant to Simple Agreements for Future Equity (“SAFE”) investments. The SAFE investments were to convert into the next equity financing of Reed’s on the same terms and conditions as investors in Reed’s next equity financing at the lesser of $1.50 per share or the per share price in the financing. D&D was given the right to designate a second independent director nominee to the board of directors of Reed’s and the company agreed to limit the size of its board of directors to nine (9) for so long as D&D owns 25% or more of the equity securities of the Company. The Company initially recorded the SAFE investments as a liability at $5,490 which was reflected on its June 30, 2024 balance sheet, and reflected a loss from change in fair value of SAFE investments of $1,393.

On September 9, 2024, as part of a Securities Purchase Agreement described below, the Company issued 2,731,205 shares of its common stock valued at $4,096 upon conversion of the SAFEs. Upon conversion of the SAFE instruments, the Company recorded a gain from change in fair value of SAFE investments of $1,393 during the year ended December 31, 2024.

Other issuances of common stock for cash

On September 9, 2024, the Company entered into a Securities Purchase Agreement with various purchasers for the issuance of 4,000,000 common shares for total consideration of $6,000. The various purchasers also held the investment in the Company’s SAFEs as described above. In addition to the issuance of the 2,731,205 shares of common stock valued at $4,096 upon conversion of the SAFE described above, the Company issued an additional 1,268,795 common shares to D&D for consideration of $1,903.

On December 30, 2024, the Company entered into a Securities Purchase Agreement with accredited investors. The Company issues 14,705,882 shares of common stock for aggregate gross proceeds of $10 million. The average price per share was $0.68.

On May 25, 2023, the Company entered into a Securities Purchase Agreement with D&D, as the lead investor, and certain of Reed’s affiliates pursuant to which the investors agreed to purchase an aggregate of 1,566,732 shares of Reed’s common stock and warrants to purchase 313,346 shares of Common Stock. The purchase price was $2.585 per share of Common Stock with the associated warrant. The net proceeds to the Company, after deducting offering expenses, was $4,016. The warrants are exercisable for a term of three years at an exercise price of $2.50 per share.

Common shares issued upon conversion of Notes Payable

On November 19, 2024, the Company issued 22,478,048 shares of its Common stock with a fair value of $20,232 to D&D upon conversion of Convertible Notes Payable and accrued interest of $22,478. The excess of the converted value of the convertible notes and accrued interest over the fair value of the shares issued of $2,248 was treated as a capital contribution.

Common stock repurchases

During the year ended December 31, 2023, the Company repurchased 274 shares of common stock from an officer for $1 based on the market value of share on the date repurchased. The Company retired the shares.

11. Series A Convertible Preferred Stock

Series A Convertible Preferred Stock (the “Preferred Stock”) consists of $10 par value, 5% non-cumulative, non-voting, participating preferred stock, with a liquidation preference of $10.00 per share. 500,000 shares are authorized. As of December 31, 2024, and 2023, there were 9,411 shares outstanding. Each share of Preferred Stock can be converted into 0.08 shares of the Company’s common stock.

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

During the years ended December 31, 2024 and 2023, the Company accrued dividends on the Preferred Stock of $5 which is included in accrued expenses in the accompanying balance sheets. No shares of Series A preferred stock were converted into common stock in 2024 and 2023.

12. Share-Based Payments

Management believes that the ability to issue equity compensation, in order to incentivize performance by employees, directors, and consultants, is essential to the Company’s growth strategy.

On December 21, 2020, the 2020 Equity Incentive Plan (the “2020 Plan”) was approved by our shareholders. The 2020 Plan provides for the issuance of up to 300,000 shares. Options issued and forfeited under the 2020 plan contain an Evergreen provision and cannot be re-priced without shareholder approval. As of December 31, 2024, shares issuable under the 2020 Plan were 209,656.

The 2020 Plan permits the grant of options and stock awards to our employees, directors and consultants. The options may constitute either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code or “non-qualified stock options”. The Plan is currently administered by the board of directors. The exercise price of an option granted under the plan cannot be less than 100% of the fair market value per share of common stock on the date of the grant of the option. Options may not be granted under the plan on or after the tenth anniversary of the adoption of the plan. Incentive stock options granted to a person owning more than 10% of the combined voting power of the common stock cannot be exercisable for more than five years. When an option is exercised, the exercise is received in cash, except that the plan administrator may permit the exercise price to be paid in any combination of cash, shares of stock having a fair market value equal to the exercise price, or as otherwise determined by the plan administrator.

On April 29, 2024, the 2024 Inducement Plan (the “2024 Plan”) was approved by the compensation committee of our board of directors. The 2024 Plan provides for the issuance of up to 250,000 shares. Options issued and forfeited under the 2024 plan contain an Evergreen provision and cannot be re-priced without shareholder approval. As of December 31, 2024, shares issuable under the 2024 Plan were 44,007.

The 2024 Plan permits the grant of options and stock awards to our employees, directors and consultants. The options may constitute either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code or “non-qualified stock options”. The Plan is currently administered by the board of directors. The exercise price of an option granted under the plan cannot be less than 100% of the fair market value per share of common stock on the date of the grant of the option. Options may not be granted under the plan on or after the tenth anniversary of the adoption of the plan. Incentive stock options granted to a person owning more than 10% of the combined voting power of the common stock cannot be exercisable for more than five years. When an option is exercised, the excise price is received in cash, except that the plan administrator may permit the exercise price to be paid in any combination of cash, shares of stock having a fair market value equal to the exercise price, or as otherwise determined by the plan administrator.

Stock Options

As of December 31, 2024, the Company has issued stock options to purchase an aggregate of 239,651 shares of common stock. The Company’s stock option activity during the years ended December 31, 2024, and 2023 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	164,423	$48.90	7.58	$-
Granted	10,037	4.50
Exercised	-	-
Unvested forfeited or expired	(10,497)	48.74
Vested forfeited or expired	(18,951)	54.59
Outstanding at December 31, 2023	145,012	$45.09	6.75	$-
Granted	205,669	1.30
Exercised	-	-
Unvested forfeited or expired	(8,846)	16.61
Vested forfeited or expired	(17,957)	44.98
Outstanding at December 31, 2024	323,878	$17.47	8.03	$-
Exercisable at December 31, 2024	239,651	$20.45	7.82	$-

During the year ended December 31, 2024, the Company approved options exercisable into 205,669 shares to be issued pursuant to the 2024 Plan. 205,669 options were issued to employees, 148,714 vested immediately, 25,059 options vest annually over two to four-year vesting periods, and 31,896 options vesting based on performance criteria to be established by the board of directors.

The stock options are exercisable at a price of $1.30 per share and expire in ten years. The total fair value of these options at grant date was approximately $229, which was determined using a Black-Scholes-Merton option pricing model with the following average assumption: stock price of $1.30 share, expected term of six years, volatility of 92%, dividend rate of 0%, and weighted average risk-free interest rate of 4.65%. The expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award.

During the year ended December 31, 2023, the Company approved options exercisable into 10,037 shares to be issued pursuant to the 2020 Plan. 10,037 options were issued to employees, of which, 5,016 options vest annually over a four-year vesting period, and 5,021 options vest based on performance criteria to be established by the board of directors.

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

During the year ended December 31, 2024 and 2023, the Company recognized $528 and $490 of compensation expense relating to vested stock options. As of December 31, 2024, the aggregate amount of unvested compensation related to stock options was approximately $77 which will be recognized as an expense as the options vest in future periods through March 28, 2027.

As of December 31, 2024, the outstanding and exercisable options have no intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of December 31, 2024, which was $0.63, and the exercise price of the outstanding stock options.

Additional information regarding options outstanding and exercisable as of December 31, 2024, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares Exercisable	Weighted Average Exercise Price
$1.30 - $4.00	206,652	$1.31	9.33	137,591	$1.31
$4.50 - $6.75	3,932	4.50	8.05	1,476	4.50
$12.00 - $18.00	12,512	12.00	7.35	6,259	12.00
$25.00 - $37.50	19,116	29.66	5.31	19,116	29.66
$44.00 - $66.00	70,070	49.28	5.82	63,615	48.84
$80.00 - $120.00	7,428	89.34	3.29	7,426	89.34
$122.00 - $183.00	4,168	129.52	4.14	4,168	129.52
	323,878	$17.47	5.83	239,651	$21.45

13. Stock Warrants

As of December 31, 2024, the Company has issued warrants to purchase an aggregate of 549,292 shares of common stock. The Company’s warrant activity during the years ended December 31, 2024, and 2023 is as follows:

	Shares	Weighted -Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2022	235,946	$16.99	4.45	$-
Granted	313,346	2.59	2.39
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2023	549,292	8.77	2.84	$-
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2024	549,292	$8.77	1.84	$-
Exercisable at December 31, 2024	549,292	$8.77	1.84	$-

On May 25, 2023, the Company entered into a Securities Purchase Agreement with D&D, as the lead investor, and certain of Reed’s affiliates pursuant to which the investors agreed to purchase an aggregate of 1,566,732 shares of Reed’s common stock and warrants to purchase 313,346 shares of Common Stock. The purchase price per share of Common Stock and associated warrant was $2.585. The warrants are exercisable for a term of three years at a per share exercise price of $2.50.

As of December 31, 2024, the outstanding and exercisable warrants have no intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of December 31, 2024, which was $0.64, and the exercise price of the Company’s warrants to purchase common stock.

Additional information regarding warrants outstanding and exercisable as of December 31, 2024, is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares Exercisable	Weighted Average Exercise Price
$14.39 - $32.20	549,292	8.77	1.84	549,292	8.77
	549,292	$8.77	1.84	549,292	$8.77

14. Income Taxes

For the years ended December 31, 2024 and 2023, a reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	December 31, 2024	December 31, 2023
Federal statutory tax rate	(21)%	(21)%
State rate, net of federal benefit	(5)%	(5)%
	(26)%	(26)%
Effect of change in tax rate	-%	-%
Valuation allowance	26%	26%
Effective tax rate	$-	$-

As of December 31, 2024 and 2023, significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2024	December 31, 2023
Deferred income tax asset:
Net operating loss carryforwards	$25,309	$20,581
Disqualified corporate interest expense	4,642	2,886
Stock-based compensation	2,256	2,118
Accounts receivable allowances	476	225
Inventory reserves	51	375
Operating lease liability	219	54
Other	-	(9)
Asset impairment	58	58
Gross deferred tax assets	33,011	26,288
Valuation allowance	(32,793)	(26,098)
Total deferred tax assets	218	190
Deferred tax liabilities:
Operating lease right-of-use asset	(218)	(190)
Deferred finance costs		-
Total deferred tax liabilities	(218)	(190)
Net deferred tax asset (liability)	$-	$-

At December 31, 2024 and 2023, the Company had available Federal and state net operating loss carryforwards (“NOL”s) to reduce future taxable income. For Federal purposes the amounts available were approximately $104,000 and $97,000, respectively. For state purposes approximately $66,000 and $53,000 was available at December 31, 2024 and 2023, respectively. The Federal carryforward for NOLs arising in years prior to 2018 is approximately $31,000, which expires on various dates through 2037. NOLs originating after 2017 of approximately $73,000, can be carried forward indefinitely, but are only able to offset 80% of taxable income in future years. The state carryforward expires on various dates through 2044. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOL may be limited as a result of changes in stock ownership. NOLs incurred subsequent to the latest change in control are not subject to the limitation.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2024 and 2023, the Company did not have a liability for unrecognized tax benefits.

The Company recognizes as income tax expense, interest and penalties on uncertain tax provisions. As of December 31, 2024 and 2023, the Company has not accrued interest or penalties related to uncertain tax positions. As of the year ended December 31, 2024, the tax returns for 2021 through 2024 remain open to examination by the Internal Revenue Service and for 2020 to 2024 for various state taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the NOLs and will recognize the appropriate deferred tax asset at that time.

15. Transactions with California Custom Beverage, LLC, former related party

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

At December 31, 2024 and 2023, accounts receivable due from and accounts payable due to CCB were as follows:

	December 31, 2024	December 31, 2023
Accounts receivable, net of provision of $1,238 and $1,123 at December 31, 2024 and 2023, respectively	144	259
Accounts payable	(144)	(259)
Net (payable) receivable	-	-

In addition, on April 19, 2023, the Company received a letter from CCB demanding payment of various amounts outstanding at December 31, 2024 and 2023. The Company has determined that the probability of realizing any loss on the demand from CCB is remote and therefore has not recorded any additional accruals related to the demand.

During 2024, the Company commenced arbitration proceedings with CCB in order to reach a settlement agreement, the arbitration is pending final judgement.

16. Commitments and Contingencies

On May 1, 2023, the Company engaged an investment bank to explore financing options. Subject to services provided by the investment bank, we may have a remaining obligation not expected to exceed $1,500 related to this engagement. Management believes it has provided an adequate provision for any amounts due, if any, in the accompanying financial statements.

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

17. Segment Information

The Company operates and manages its business as one reportable and operating segment as a manufacturer of carbonated beverages under Reed’s and Virgil’s brand names. The measure of segment assets is reported on the balance sheet as total assets.

The Company’s CODM reviews financial information presented and decides how to allocate resources based on net income (loss). Net income (loss) is used for evaluating financial performance.

Significant segment expenses include research and development, salaries, insurance, and stock-based compensation. Operating expenses include all remaining costs necessary to operate our business, which primarily include external professional services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM.

	December 31, 2024	December 31, 2023

Operating expenses
Salaries	3,740	3,136
Insurance	530	557
Stock-based compensation	528	492
Selling and marketing	4,405	4,865
Freight and delivery	4,544	5,520
Warehousing	1,320	2,041
Other operating expenses	4,425	2,518
Total operating expenses	19,492	19,129
Interest and other expenses, net	5,036	6,106
Net loss	$(13,152)	$(15,523)

18. Subsequent Events

On February 4, 2025, the Company formed a new subsidiary, Reed’s (Asia) Limited (BVI).  The new subsidiary (“Reed’s Asia”) was formed as an early part of the Company’s expansion into new geographic markets in the Asia Pacific region.  On February 20, 2025, Reed’s Asia reached an agreement to acquire 100% of the outstanding common stock of Roci Labo Inc., a Japanese corporation (the “Reed’s Japan Transaction”).  On March 18, 2025, Reed’s Asia received Japanese government approval for the Reed’s Japan Transaction.  The new subsidiary, operating as Reed’s Japan Co., Ltd (“Reed’s Japan”), was acquired as an early part of the Company’s strategic expansion into new geographic markets in Japan.  The acquisition price for the Reed’s Japan Transaction was not material.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15€ and 15d-15€ under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and the oversight of our audit committee, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report does not contain an attestation report of our independent registered public accounting firm related to internal control over financial reporting because the rules for smaller reporting companies provide an exemption from the attestation requirement.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

10b5-1 Trading Arrangements

During the 16 weeks ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

General

Reed’s current directors have terms which will end at the next annual meeting of the stockholders and until each of their successors is elected and qualified. The following table sets forth certain information with respect to our current directors and executive officers as of date of this Annual Report.

Name	Position	Age
Norman E. Snyder, Jr.	Chief Executive Officer, Director	63
Douglas W. McCurdy	Chief Financial Officer, Secretary	59
Joann Tinnelly	Chief Accounting Officer	56
Christopher Burleson	Chief Commercial Officer	43
Yumin Dai	Chief Executive Officer, Director of Reed’s (Asia) Limited (BVI)	64
Shufen Deng	Chairperson of the Board, Chairperson of Asian Operations, Chair of the Compensation Committee	60
Lewis Jaffe (1)	Director, Chair of Governance Committee, Member of Audit and Compensation Committees	68
Sam Van	Director, Chair of the Audit Committee, Member of Governance and Compensation Committees	48
Randle Lee Edwards	Director, Member of Audit, Compensation and Governance Committees	60

(1) Mr. Jaffe submitted his resignation from the Board, which will be effective March 31, 2025.

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

Douglas W. McCurdy was appointed as Chief Financial Officer effective February 10, 2025. Prior to joining Reed’s, from December 2023 to January 2025, Mr. McCurdy served as Director for Roberts & Ryan, Inc., a veteran-owned investment bank. Previously, he served as Chief Financial Officer and Chief Operating Officer for three early-stage growth companies: REZI from November 2019 to May 2023; Torrential from January 2013 to February 2019; and BBE from March 2006 to December 2012. He also has significant corporate finance and strategic advisory experience serving as Principal for Banc of America Securities’ investment banking division. Mr. McCurdy started his career as a Lieutenant in the US Navy. He holds a Master of Business Administration in Accounting and Finance from the University of Chicago Booth School of Business and a Bachelor of Science in Mechanical Engineering from Worcester Polytechnic Institute.

Joann Tinnelly was appointed Chief Accounting Officer effective February 10, 2025. She previously served as Chief Financial Officer from October 19, 2023 through February 10, 2025, and as Interim Chief Financial Officer of Reed’s, from March 31, 2023 through October 18, 2023 and from November 22, 2019, through December 1, 2019. She has over 30 years of finance and accounting experience in global public and private equity company environments. She is a Certified Public Accountant and has served as Vice President and Corporate Controller of Reed’s since July 2018. Prior to joining Reed’s, from May 2014 to May 2017, she served as Assistant Controller of Steel Excel, Inc., a subsidiary of Steel Partners Holdings, a global diversified holding company. Prior to 2014, Ms. Tinnelly served as Vice President Financial Planning & Analysis and as Assistant Corporate Controller at USI Insurance Services, Assistant Vice President of Royal Bank of Scotland (RBS) Group, multiple financial roles at Momentive Performance Materials and General Electric and financial auditing at PriceWaterhouseCoopers. Ms. Tinnelly holds a Master of Business Administration in Finance and a Bachelor of Business Administration in Public Accounting both from Pace University.

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

Yumin Dai was appointed Chief Executive Officer of the Company’s newly formed wholly owned subsidiary Reed’s (Asia) Limited (BVI) on February 4, 2025.  Prior, from 2020 to 2024, Mr. Dai served as consultant for the overseas business of Baolingbao Biology Co., Ltd, a Chinese A-share listed company.  Previously, he served in numerous executive roles, including as Chairman of Greater China for OBAGI Group, a cosmeceuticals company, from 2017 to 2020.

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

Sam Van was appointed to the board effective October 21, 2024. Mr. Van is the founder and Chief Executive Officer of SRO Partners. Prior, from June 2023 through May 2024, he served as Senior Vice President, Head of Advisory Services at Freedom U.S. Markets. From March 2017 through May 2023, he was the President and a Director of Deltec Investment Advisor Limited. Mr. Van brings extensive expertise in capital markets, business development, and regulatory compliance, having held leadership roles at the New York Stock Exchange, FINRA, and Global Markets Advisory Group, among others. Mr. Van served as a director and member of audit and nominating committees of Phoenix Motor Inc. (Nasdaq: PEV) from 2022 through 2024. Mr. Van currently serves on the board of directors of Relm Insurance Ltd Relm Insurance, a private company based in the Bermuda. He also serves as a Senior Board Advisor at RKtech, a prominent international software company in Vietnam. Mr. Van holds an MBA from Cornell University and a Bachelor of Science in Finance from St. John’s University. Mr. Van is an independent director designee of D&D.

Shufen Deng has served as a director since July 7, 2023. She was appointed Chairperson of the Board on November 1, 2024. Prior, she served as Vice Chairperson of the Board from February 8, 2024 through November 1, 2024. She was also appointed Chairperson of Asian Operations on February 8, 2024. Mrs. Deng was the sole shareholder of D&D Source of Life Holding Ltd. (“D&D”), the Company’s largest shareholder, from February 2023 through December 31, 2024. Ms. Deng is D&D’s non-independent designee. From April 2017 through March 2021, Ms. Deng served as Chairman and General Manager of Baolingbao Biology Co., Ltd. (China), and she continues to serve as a member of its board of directors and as a member of its compensation committee. Prior, she served for seven years as a judge in China.

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

Family Relationships

Shufen Deng and Yumin Dai are spouses. Otherwise, there are no family relationships between any of our executive officers and directors.

Corporate Governance

Audit Committee of the Board

The Audit Committee was formed in January 2007. The board has determined that each member of our Audit Committee is an “independent director” as defined by Rule 5605(a)(2) of The NASDAQ Stock Market Rules and that members of the Audit Committee are independent under the additional requirements of Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 (the “Exchange Act”). The board has determined Sam Van meets SEC requirements of an “audit committee financial expert” within the meaning of the Sarbanes Oxley Act of 2002, Section 407(b). In addition, the board determined that (i) none of the Audit Committee members have participated in the preparation of the financial statements of the Company at any time during the past three years and (2) Audit Committee members are able to read and understand fundamental financial statements. Additionally, we intend to continue to have at least one member of the Audit Committee whose experience or background results in the individual’s financial sophistication. The Audit Committee charter is posted on our website at www.reedsinc.com.

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

501 Merritt 7 Corporate Park

Norwalk, Connecticut 06851

ir@reedsinc.com

(800) 997-3337 Ext. 2

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities.

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Reed’s under 17 CFR 240.16a-3(e) during our fiscal year ended December 31, 2024, the following individuals each filed one late Form 4 representing one transaction (unless otherwise noted): John J. Bello (2 Forms), Shufen Deng, Joann Tinnelly, Norman E. Snyder, Jr., and Christopher Burleson. Jerry Lewin and Sam Van each filed one late Form 3. None of our officers or directors filed Form 5.

Stockholder Director Nomination Procedures

There have not been any material changes to the procedures by which stockholders may recommend nominees to our board of directors.

Insider Trading Policy

Reed’s has adopted an insider trading policy and procedures governing the purchase, sale and/or other dispositions of its securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards.

Policy on Timing of Equity Award Grants

The Compensation Committee and the Board have not established written policies regarding the timing of option grants or other awards in relation to the release of material nonpublic information (“MNPI”) They do however as a matter of practice take MNPI into account when determining the timing and terms of stock option or other equity awards to executive officers. The Company does not time the disclosure of MNPI, whether positive or negative, for the purpose of affecting the value of executive compensation. During 2024, the timing of grant of stock options did not trigger disclosures hereunder.

Item 11. Executive Compensation

The following table summarizes all compensation for fiscal years 2024 and 2023 earned by our “Named Executive Officers” during fiscal 2024:

Name and Principal Position	Year	Salary		Bonus	Stock Awards (1)	All Other Compensation (2)		Total
Norman E. Snyder, Jr.	2024		$428,942	$50,000	$-		$14,416		$493,358
Chief Executive Officer	2023		$310,083	$-	$-		$14,172		$324,255

			-	$-	-		$-		$-
		$		$-		$		$

				$-		$		$
				$-		$

Joann Tinnelly(3)	2024		$378,125	$-			$7,015		$385,140
Former Chief Financial Officer	2023		$179,375	$-			$6,765		$186,140

Christopher Burleson	2024		$315,000	$-			$12,695		$327,695
Chief Commercial Officer	2023		$275,000	$-	36,864		$11,711		$323,575

(1) The amounts represent the fair value for share-based payment awards issued during the year. The award is calculated on the date of grant in accordance with Financial Accounting Standards.

(2) Other compensation includes both cash payments and the estimated value of the use of Company assets.

(3) Joann Tinnelly resigned from her position as Chief Financial Officer and assumed the role of Chief Accounting Officer on February 10, 2025.

Employment Arrangements

On June 24, 2020, we entered into an amended and restated employment agreement with Norman E. Snyder, Jr. The term of the agreement continued through March 1, 2024. Under the agreement, Mr. Snyder was eligible to receive a performance-based cash bonus at a target amount of 50% of his base salary in effect. He was also eligible to participate in Reed’s other benefit plans available to its executive officers. The agreement provided for acceleration of equity grants triggered by a “change of control”, as defined in the agreement, and contained customary, non-competition, confidentiality, invention assignment and non-solicitation covenants. Mr. Snyder was also entitled to six months’ severance benefits in the event of termination without cause by Reed’s or for good reason by Mr. Snyder, subject to execution of a release. The Company and Mr. Snyder are in the process of renegotiating the terms of his employment. Mr. Snyder’s current base salary is $378,525 per year.

Joann Tinnelly receives a salary of $300,000 and is eligible for an annual performance bonus based on a target of 35% of her annual salary (to be determined by the Company in its sole discretion).

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

None of the Named Executive Officers for the 2024 fiscal year, as defined in this Item 11, has a contract, agreement, plan or arrangement that is currently in effect, whether written or unwritten, that provides for payment to him or her following, or in connection with resignation, retirement or other termination, or a change in control of the Company or a change in the Named Executive Officer’s responsibilities following a change in control.

The Compensation Committee of the board retains discretion to determine the treatment of outstanding stock option awards in connection with a change in control of the Company, subject to the terms of contractual agreements.

Recovery of Erroneously Awarded Compensation

None.

Outstanding Equity Awards at Year-End

The following table sets forth information regarding unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2024:

Name and Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Norman E. Snyder, Jr. (Chief Executive Officer)	7,685	121		$44.00	2/25/2030
	500	-	-	$25.00	3/25/2030
	4,322	54		$35.00	5/20/2030
	13,905	201	-	$47.50	9/16/2030
	37,640	-	1,980	$1.30	4/29/2034

Joann Tinnelly (Former Chief Financial Officer)	2,500	1,501	-	$124.500	2/4/2029
	960	-	-	$25.00	3/25/2030
	6,230	993	-	$47.50	9/16/2030
	18,236	-	7,425	$1.30	4/29/2034

Christopher J. Burleson (Chief Commercial Officer)	5,208	-	16,610	$1.30

Director Compensation

The following table summarizes the compensation paid to our non-employee directors for the year ended December 31, 2024:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Shufen Deng (1)	$-	-	-	-	-	$-
Lewis Jaffe	$50,000	-		-	-	$50,000
Randle Lee Edwards	$50,000	-	-	-	-	$50,000
Sam Van (2)	$12,500	-	-	-	-	$12,500
John J. Bello (3)	$41,667	-	-	-		$41,667
Louis Imbrogno, Jr. (4)	$41,667	-	-	-		$41,667
Thomas W. Kosler (5)	$41,667	-	-	-		$41,667
Jerry Lewin (6)	$-	-	-	-		$-

(1)	Shufen Deng elected to waive non-employee director compensation due to her position at the time as the principal and director designee of D&D Source of Life Holding, Ltd.
(2)	Sam Van was appointed to the board effective October 21, 2024.
(3)	John J. Bello resigned from the board effective October 28, 2024.
(4)	Louis Imbrogno, Jr. resigned from the board effective October 28, 2024.
(5)	Thomas W. Kosler resigned from the board effective October 29, 2024.
(6)	Jerry Lewin’s tenure was brief, from July 12, 2024 through August 2, 2024

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 19, 2025 for (i) each Named Executive Officer and director, and (ii) all Named Executive officers and directors as a group (iii) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock. A person is considered to beneficially own any shares (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 19, 2025. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 19, 2025 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated, the principal address of each listed executive officer and director is 501 Merritt 7 Corporate Park, Norwalk, Connecticut 06851.

Named Beneficial Owner Directors and Named Executive Officers	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
Norman E. Snyder, Jr. (2)	86,071	0.2%
Joann Tinnelly (3)	31,293	0.1%
Chris Burleson (4)	29,368	0.1%
Lewis Jaffe (5)	7,395	0.0%
Shufen Deng	0	0.0%
Randle Lee Edwards	0	0.0%
Sam Van	0	0.0%

Directors and Named Executive Officers as a group (7 persons)	154,327	0.3%

5% or greater stockholders
D&D Source of Life Holding LTD / Era Regenerative Medicine (6)	27,139,520	59.5%

* Less than 1%

(1) Based on 45,371,247 shares outstanding as of March 19, 2025.

(2) Includes 64,052 shares underlying options and 2,856 shares underlying warrants.

(3) Includes 27,926 shares underlying options.

(4) Includes 5,208 shares underlying options.

(5) Includes 1,000 shares underlying options and 5,859 RSAs awarded as board compensation.

(6) Era Regenerative Medicine Ltd. is the sole shareholder of D&D Source of Life Holding Ltd and Qi Meng, sole principal of Era Regenerative Medicine Ltd. exercises sole voting and dispositive and dispositive control over the shares of the Company’s common stock held indirectly

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2024, our 2024 Inducement Plan and our Amended and Restated 2020 Plan were in effect. Our Second Amended and Restated 2017 Incentive Compensation Plan was discontinued, although outstanding awards granted per its terms remain in effect.

The following table provides information, as of December 31, 2024, with respect to equity securities authorized for issuance under our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in
Plan Category	(a)	(b)	Column (a)

Equity compensation plans approved board of directors	118,878	$45.64	0
Equity compensation plans not approved board of directors	205,669	$1.30	44,007
TOTAL	323,878	$17.47	44,007

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

Our Audit Committee comprised of our three independent directors reviews and approves in advance any proposed related person transactions.

For purposes of these procedures, “related person” and “transaction” have the meanings contained in Item 404 of Regulation S-K. The individuals and entities that are considered “related persons” include:

● Directors and executive officers of Reed’s;

● Any person known to be the beneficial owner of five percent or more of Reed’s common stock (a “5% Stockholder”); and

● Any immediate family member, as defined in Item 404(a) of Regulation S-K, of a director, executive officer or 5% Stockholder.

In assessing a related party transaction brought before it for approval the independent directors consider, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. The independent directors may then approve or disapprove the transaction in its discretion.

Any related party transaction will be disclosed in the applicable SEC filing as required by the rules of the SEC. There are no transactions required to be reported under Item 404(b) of Regulation S-K since the beginning of our last fiscal year where the policies and procedures did not require review, approval or ratification or were not followed.

The following includes a summary of transactions since the beginning of fiscal 2024 or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to or better than terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

D&D Source of Life Holding, Ltd., “D&D”/ Era Regenerative Medicie Ltd.

On February 28, 2024, D&D invested $3,000,000 in the Company’s SAFE vehicles. Pursuant to its SAFE, (i) D&D’s director designation rights were reaffirmed and expanded to include one additional independent director, (ii) Shufen Deng was named Vice-Chairperson of the Board and (iii) Randle Lee Edwards was designated as an independent director designee. D&D’s director designation rights continue so long as D&D beneficially owns 25% or more of the company’s issued and outstanding common stock and the size of the Board was limited to 9 members.

On September 10, 2024, D&D subscribed for an aggregate of 3,268,795 shares of common stock in the company’s PIPE. D&D’s subscription in the PIPE was paid through automatic conversion of its SAFE in the principal amount of $3,000,000 with the balance of $1,903,192 paid in cash.

On October 10, 2024, certain funds affiliated with Whitebox Advisors, LLC (referred to herein as “Whitebox”) sold and assigned their entire interest in eight secured promissory notes of the company to D&D for a total purchase price of $17,878,248.17. The notes contained customary affirmative and negative covenants and events of default. The Notes were secured by substantially all of the company’s assets, including all intellectual property. Certain of the notes were not convertible and certain of the notes were convertible, subject to certain limitations, including a beneficial ownership limitation of 9.9% of the number of shares of common stock outstanding.

On November 14, 2024, the company entered into a new secured one-year term loan with a principal amount of $10 million with Whitebox. The term loan is secured by substantially all of the Company’s assets, including all intellectual property. The company used part of the proceeds to pay off and close its then existing revolving line of credit. In order to facilitate the term loan transaction, D&D and the company amended the Notes. D&D released all collateral under the Notes, deferred cash payments thereunder and extended the maturity dates of all of the Notes to 181 days after the maturity of the revolving credit facility, which was November 14, 2025 (with the maturity dates of the notes extended to May 14, 2026). D&D and its agent further waived certain events of default under the Notes through the maturity date. Further, as part of the term loan transaction, D&D subordinated its notes to Whitebox. The company further pledged collateral and granted security interests in all of its intellectual property Whitebox.

On November 19, 2024, the company and D&D entered into an exchange agreement, whereby D&D equitized the Notes, in full, for an aggregate of 22,478,074 shares of common stock of the company.

On January 24, 2025, the Company and D&D entered into an amendment to the Shareholders Agreement dated May 25, 2023, , updating the agreement to incorporate the following previously agreed terms: so long as D&D owns 25% or more of Reed’s issued and outstanding common stock, (1) D&D shall have the right to designate three individuals for appointment to the board of directors of Reed’s, two of which shall be “independent directors” as defined in the rules of the Nasdaq Stock Market, (2) D&D shall have the right to designate one board observer and (3) the size of the Reed’s board of directors will not exceed nine members without consent of both D&D’s independent designated directors.

On January 24, 2025, the company and D&D entered into a Board Observer Agreement governing D&D’s right to designate the board observer. Such board observer right permits the observer’s attendance at board meetings and participation in discussions at such meetings. The agreement further provides for indemnification and advancement of expenses from Reed’s to the same extent provided by Reed’s to its directors and for reimbursement of reasonable out-of-pocket expenses incurred by the observer in connection with attending meeting, subject to company policies in effect. Any individual’s service as the observer is conditioned on such individual’s execution of an agreement with Reed’s that preserves the confidentiality of Reed’s information and board discussions. D&D designated Mr. Yumin Dai to be the board observer.

Shufen Deng was the sole principal of D&D and as such exercised sole voting and dispositive control over the shares of common stock held by D&D through December 31, 2024. On December 31, 2024, all outstanding shares of D&D were assigned by Ms. Deng to Era Regenerative Medicine Ltd, as a holding company for restructuring purposes without requirement of payment of consideration.

Ms. Deng is D&D’s non-independent director designee.

John J. Bello

John J. Bello is the former Chairman of the board and was a significant stockholder of the company. In March 2023 he funded $300,000 to the company through a Simple Agreements for Future Equity (“SAFE”) investment. The SAFE investment converted into 300,000 shares of common stock on September 10, 2024 pursuant to the company’s PIPE transaction.

Union Square Entities

Union Square Park Capital Management, LLC, Union Square Park GP and Union Square Park Partners, LP are collectively referred to as the “Union Square Entities”. Leon M. Zaltzman may be deemed to have voting and dispositive control over shares of common stock of the company held by the Union Square Entities. Mr. Zaltzman served as a board observer as representative of the Union Square Entities from July 7, 2023 through October 31, 2024. The Union Square Entities were a significant stockholder of our common stock. On February 8, 2024, Union Square Park Partners LP funded $798,808 to the company through the SAFE investment. The SAFE investment converted into 798,808 shares of common stock on September 10, 2024.

Norman E. Snyder, Jr.

On July 26, 2024, Norman E. Snyder Jr, CEO of the Company, provided a personal guaranty for $500,000 over advance on the company’s line of credit with Alterna Capital Solutions, LLC. The over advance was repaid by September 30, 2024.

Yumin Dai

Yumin Dai is the spouse of Shufen Deng. On February 4, 2025, he was appointed Chief Executive Officer of the Company’s newly formed wholly owned subsidiary, Reed’s (Asia) Limited (BVI). His salary is $300,000 per year. The Company expects to expand Mr. Dai’s duties to serve as Chief Executive Officer and director of a newly formed Japanese subsidiary.

Mr. Dai is D&D’s designated board observer.

Director Independence

As of the date of this Annual Report, our board has five directors; provided, however Lewis Jaffe submitted his resignation from the board, which will be effective March 31, 2025. The following are the three standing committees of the board: an Audit Committee, a Compensation Committee and a Governance Committee. The board, upon recommendation from the Compensation Committee, determined each of Lewis Jaffe, Sam Van and Randle Lee Edwards is an “independent director” as defined by Rule 5605(a)(2) of The NASDAQ Stock Market Rules (the “NASDAQ Rules”). Independence of board members is re-evaluated by the board annually. We intend to maintain at least a majority of independent directors on our board in the future and fill the vacancy created by Mr. Jaffe’s resignation promptly with an individual that qualifies as an “independent director”.

Item 14. Principal Accountant Fees and Services

Weinberg & Company, P.A. (“Weinberg”) was our independent registered public accounting firm for the years ended December 31, 2024, and 2023.

The following table shows the fees paid or accrued by us for the audit and other services provided by Weinberg for the years ended December 31, 2024, and 2023:

	2024	2023

Audit Fees	$279,804	$215,314

Tax Fees	33,928	47,841
All Other Fees	390	8,645
Total	$314,122	$271,800

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

Tax Fees

Weinberg prepared our 2024 and 2023 Federal and state income tax returns.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

Date: March 28, 2025	REED’S, INC.
a Delaware corporation

	By:	/s/ Norman E. Snyder, Jr.
Norman E. Snyder, Jr.
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.(new board members to de added)

Signature	Title	Date

/s/ Norman E. Snyder, Jr.	Chief Executive Officer,	March 28, 2025
Norman E. Snyder, Jr.	(Principal Executive Officer), Director

/s/ Douglas W. McCurdy	Chief Financial Officer	March 28, 2025
Douglas W. McCurdy	(Principal Financial Officer)

/s/ Joann Tinnelly	Chief Accounting Officer	March 28, 2025
Joann Tinnelly	(Principal Accounting Officer)

/s/ Shufen Deng	Chairperson of the Board and Chairperson of Asian Operations	March 28, 2025
Shufen Deng

/s/ Sam Van	Director	March 28, 2025
Sam Van

/s/ Lewis Jaffe	Director	March 28, 2025
Lewis Jaffe

/s/ Randle Lee Edwards	Director	March 28, 2025
Randle Lee Edwards

INDEX TO EXHIBITS

ITEM 15(a)(3)

The following is a list of the exhibits filed as part of this Form 10-K. The documents incorporated by reference can be viewed on the SEC’s website at http://www.sec.gov.

Exhibit

3(i)	Certificate of Incorporation of Reed’s, Inc.
3(ii)	Amended and Restated Bylaws of Reed’s, Inc.
3(vi)	Description of Securities.
4.1	Form of Warrant issued to Raptor/ Harbor Reed’s SPV LLC on December 11, 2020 which is incorporated by reference to Exhibit 4.1 to Form 10-K filed with the SEC March 30, 2021.
4.2	Form of Warrant issued to Union Square Park Partners, LP which is incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC March 21, 2022.
4.3	Form of Warrant 2022 PIPE which is incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC March 14, 2022.
4.4	Form of Secured Convertible Promissory Note issued May 9, 2022 which is incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC May 10, 2022.
4.5	Form of Warrant issued May 25, 2023 which is incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC May 31, 2023.
4.6	Form of Option Note in favor of Wilmington Savings Fund Society, FSB dated August 1, 2024, which is incorporated by reference to Exhibit 4.1 to Form 10-Q filed with the SEC August 13, 2024.
4.7	Simple Agreement for Future Equity by and between Reed’s, Inc. and D&D Source of Life Holding Ltd. dated February 8, 2024 which is incorporated by reference to Exhibit 4.7 to Form 10-K as filed with the SEC April 1, 2024.
4.8	Simple Agreement for Future Equity by and between Reed’s, Inc. and John J. Bello dated March 7, 2024 which is incorporated by reference to Exhibit 4.8 to Form 10-K as filed with the SEC April 1, 2024.
4.9	Simple Agreement for Future Equity by and between Reed’s, Inc. and Union Square Park Partners LP dated February 8, 2024 which is incorporated by reference to Exhibit 4.9 to Form 10-K as filed with the SEC April 1, 2024.
10.1*	Form of Reed’s, Inc. Indemnification Agreement which is incorporated by reference to Exhibit 10.1 to Form 10-K as filed with the SEC April 1, 2024.
10.2*	Reed’s, Inc. 2020 Equity Incentive Plan, as amended December 30, 2021 which is incorporated by reference to Exhibit 10.2 to Form 10-K as filed with the SEC April 1, 2024.
10.3*	Reed’s Inc. 2024 Inducement Plan which is incorporated by reference to Exhibit 10.3 to Form 10-K as filed with the SEC April 1, 2024.
10.4*	Employment Agreement by and between Reed’s, Inc. and Douglas W. McCurdy dated January 31, 2025.
10.5*	Amended and Restated Employment Agreement by and between Reed’s, Inc. and Norman E. Snyder, Jr. dated June 24, 2020 which is incorporated by reference to Form 10-K filed with the SEC April 15, 2022.
10.6	Lease by and between Merritt 7 Venture LLC and Reed’s Inc. dated May 10, 2024 which is incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC August 13, 2024.
10.7	Form of Securities Purchase Agreement by and among Reed’s, Inc, and certain investors dated March 10, 2022 which is incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC March 14, 2022.
10.8	Form of Registration Rights Agreement by and among Reed’s, Inc, and certain investors dated March 10, 2022 which is incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC March 14, 2022.
10.98	Registration Rights Agreement by and between Reed’s, Inc. and purchasers dated May 9, 2022 which is incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC May 10, 2022.
10.10	Securities Purchase Agreement dated May 25, 2023 by and between Reed’s, Inc. and D&D Source of Life Holding Ltd. and certain other investors which is incorporated by reference to Exhibit 10.1.to Form 8-K filed with the SEC May 31 2023.
10.11	Shareholders Agreement dated May 25, 2023 by and between Reed’s, Inc. and D&D Source of Life Holding Ltd which is incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC May 31, 2023.
10.12	Amendment to Shareholders Agreement dated January 24, 2025 by and between Reed’s, Inc. and D&D Source of Life Holding Ltd which is incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC January 28, 2025.
10.13	Board Observer Agreement dated January 24, 2025 by and between Reed’s, Inc. and D&D Source of Life Holding Ltd which is incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC January 28, 2025.
10.14	Registration Rights Agreement dated May 25, 2023 by and between Reed’s, Inc., and D&D Source of Life Holdings Ltd and certain other investors which is incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC May 31, 2023.
10.15	Amended Registration Rights Agreement by Reed’s, Inc. and the holders of 10% secured convertible notes dated May 30, 2023 which is incorporated by reference to Exhibit 10.4 to Form 8-K filed with the SEC May 31, 2023.
10.16	Securities Purchase Agreement dated December 30, 2024 by and between Reed’s, Inc. and certain investors which is incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC January 6, 2025.
10.17	Registration Rights Agreement dated December 30, 2024 by and between Reed’s, Inc. and certain investors which is incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC January 6, 2025.
10.18	Senior Secured Loan and Security Agreement among Reed’s, Inc., the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent, dated November 14, 2024 which is incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC November 19, 2024.
10.19	Seventh Amendment to the 10% Secured Convertible Notes and 10% Secured Promissory Notes between Reed’s, Inc., the holders party thereto, and Wilmington Savings Fund Society, FSB, as holder representative and collateral agent, which is incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC November 19, 2024.
10.20	Grant of Security Interest in Copyright Rights by Reed’s, Inc. in favor of Cantor Fitzgerald Securities, as collateral agent, dated November 14, 2024 which is incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC November 19, 2024.
10.21	Grant of Security Interest in Patent Rights by Reed’s, Inc. in favor of Cantor Fitzgerald Securities, as collateral agent, dated November 14, 2024 which is incorporated by reference to Exhibit 10.4 to Form 8-K filed with the SEC November 19, 2024.
10.22	Grant of Security Interest in Trademark Rights by Reed’s, Inc. in favor of Cantor Fitzgerald Securities, as collateral agent, dated November 14, 2024 which is incorporated by reference to Exhibit 10.5 to Form 8-K filed with the SEC November 19, 2024.
10.23	Subordination Agreement by and among Reed’s, Inc., Wilmington Savings Fund society, FSB, as holder representative and collateral agent, D&D Source of Life Holding Ltd. and Cantor Fitzgerald Securities, as administrative agent and collateral agent, dated November 14, 2024 which is incorporated by reference to Exhibit 10.6 to Form 8-K filed with the SEC November 19, 2024.
10.24	Pledge Agreement by Reed’s, Inc. in favor of Cantor Fitzgerald Securities, in its capacity as collateral agent, dated November 14, 2024 which is incorporated by reference to Exhibit 10.7 to Form 8-K filed with the SEC November 19, 2024.
10.25	Exchange Agreement by and between Reed’s, Inc. and D&D Source of Life Holding Ltd. dated November 18, 2024 which is incorporated by reference to Exhibit 10.8 to Form 8-K filed with the SEC November 19, 2024.
10.26	Option Exercise and Sixth Amendment to the 10% Secured Convertible Notes by and between Reed’s, Inc. and each holder and Wilmington Savings Fund Society, FSB, holder representative and collateral agent dated August 1, 2024, which is incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC August 13, 2024.
10.27	Securities Purchase Agreement by and between Reed’s, Inc. and investors dated September 9, 2024, which is incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC September 13, 2024.
10.28	Registration Rights Agreement by and between Reed’s, Inc. and investors dated September 9, 2024, which is incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC September 13, 2024.
10.29	Limited Waiver and Deferral Agreement by and between Reed’s, Inc. and each holder and Wilmington Savings Fund Society, FSB, holder representative and collateral agent dated May 17, 2024 which is incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the SEC May 20, 2024.
10.30	Amendment to Limited Waiver, Deferral, and Amendment and Restatement Agreement by and between Reed’s, Inc. and each holder and Wilmington Savings Fund Society, FSB, holder representative and collateral agent dated April 1, 2024 which is incorporated by reference to Exhibit 10.1 to Form 8-K/A filed with the SEC on April 3, 2024.
10.31	Limited Waiver, Deferral, and Amendment and Restatement Agreement by and between Reed’s, Inc. and each holder and Wilmington Savings Fund Society, FSB, holder representative and collateral agent dated February 12, 2024 which is incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC February 13, 2024.
14	Code of Ethics, which is incorporated by reference to Form 10-K filed April 1, 2024.
19	Insider Trading Policy
21	Subsidiaries of Reed’s, Inc.
23	Consent of Weinberg & Co., PA.
24	Power of Attorney. (included on signature page)
31	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Reed’s, Inc. Clawback Policy for Covered Executives which is incorporated by reference to Exhibit 97 to Form 10-K filed with the SEC on April 1, 2024.
101	The following materials from Reed’s, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Stockholders Equity, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements.
104	The cover page from the Reed’s, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.

* Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this report.

