Form 10-Q
period 2025-03-31
REED'S, INC.
filed 2025-05-14
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-32501

REED’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2177773
(State of incorporation)	(I.R.S. Employer Identification No.)

501 Merritt 7, Norwalk, CT. 06851

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

There are 45,371,247 shares of the Company’s common stock, par value $.0001 per share, outstanding as of May 9, 2025.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This report contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “position,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. These risks and uncertainties include, but are not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Form 10-K”) as updated by “Part II, Item 1A” of this report, which should be considered when evaluating our trends and future results. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. The discussion of risks in this report is by no means all-inclusive but is designed to highlight what we believe are important factors to consider when evaluating our future performance.

ii

Part I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

REED’S, INC.,

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$4,862	$10,391
Accounts receivable, net of allowance of $384 and $859, respectively	4,329	3,979
Inventory, net	12,333	8,114
Receivable from former related party	169	144
Prepaid expenses and other current assets	976	683
Total current assets	22,669	23,311

Property and equipment, net of accumulated depreciation of $689 and $636, respectively	1,205	1,185
Intangible assets	645	644
Total assets	$24,519	$25,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,945	$6,956
Accrued expenses	1,314	984
Senior secured loan, net of capitalized financing costs of $252 and $329, respectively	9,648	9,571
Payable to former related party	94	144
Current portion of lease liabilities	27	-
Total current liabilities	19,028	17,655

Lease liabilities, less current portion	827	837
Total liabilities	19,855	18,492

Commitments and contingencies	-	-

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 60,000,000 shares authorized; 45,371,247 shares issued and outstanding.	3	3
Additional paid in capital	158,482	158,435
Accumulated deficit	(153,915)	(151,884)
Total stockholders’ equity	4,664	6,648
Total liabilities and stockholders’ equity	$24,519	$25,140

The accompanying notes are an integral part of these financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	March 31, 2025	March 31, 2024
Net sales	$10,029	$9,595
Cost of goods sold	6,627	6,182
Gross profit	3,402	3,413

Operating expenses:
Delivery and handling expense	1,627	1,502
Selling and marketing expense	1,502	1,093
General and administrative expense	2,015	1,468
Total operating expenses	5,144	4,063

Loss from operations	(1,742)	(650)

Interest expense	(289)	(1,023)

Net loss	$(2,031)	$(1,673)

Net loss per share – basic and diluted	$(0.04)	$(0.40)

Weighted average number of shares outstanding – basic and diluted	45,371,247	4,187,291

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	45,371,247	$3	9,411	$94	$158,435	$(151,884)	$6,648
Fair value of vested options					47		47

Net loss			-	-	-	(2,031)	(2,031)
Balance, March 31, 2025	45,371,247	$3	9,411	$94	$158,482	$(153,915)	$4,664

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	4,187,291	$-	9,411	$94	$119,452	$(138,727)	$(19,181)
Fair value of vested options					129		129

Net loss			-	-	-	(1,673)	(1,673)
Balance, March 31, 2024	4,187,291	$-	9,411	$94	$119,581	$(140,400)	$(20,725)

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

(Amounts in thousands)

	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net loss	$(2,031)	$(1,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41	29
Amortization of debt discount	95	144
Fair value of vested options	47	129
Fair value of vested restricted shares granted to officers	-	-
Change in allowance for doubtful accounts	(475)	(601)
Inventory write-downs	(25)	(783)
Accrued interest	-	564
Changes in operating assets and liabilities:
Accounts receivable	125	922
Inventory	(4,194)	66
Prepaid expenses and other assets	(293)	(1,305)
Decrease in right of use assets	12	39
Accounts payable	989	351
Accrued expenses	330	(225)
Lease liabilities	17	(52)
Net cash used in operating activities	(5,362)	(2,395)
Cash flows from investing activities:
Trademark costs	(1)	(2)
Purchase of property and equipment	(73)	(16)
Net cash used in investing activities	(74)	(18)
Cash flows from financing activities:
Proceeds from line of credit	-	8,285
Payments on line of credit	-	(10,239)
Proceeds from SAFE agreement	-	4,097
Payment of cost recorded as debt discount	(18)	(86)
Amounts from former related party, net	(75)	67
Net cash provided by (used in) financing activities	(93)	2,124

Net increase (decrease) in cash	(5,529)	(289)
Cash at beginning of period	10,391	603
Cash at end of period	$4,862	$314

Supplemental disclosures of cash flow information:
Cash paid for interest	$199	$318
Non-cash investing and financing activities:
Reclass of prepaid expenses and accounts payable	$-	$1,000

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three Months Ended March 31, 2025 and 2024 (Unaudited)

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of Reed’s, Inc. (the “Company”, “we”, “us”, or “our”), have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025. The accompanying condensed financial statements are unaudited, but in the opinion of management, contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2025, and the results of its operations and its cash flows for the three months ended March 31, 2025 and 2024. The balance sheet as of December 31, 2024 is derived from the Company’s audited financial statements.

The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2025.

Liquidity

For the three months ended March 31, 2025, the Company recorded a net loss of $2,031 and used cash in operations of $5,362. Cash used in operations was primarily for working capital as the Company invested $4,194 in inventory to more effectively fulfill customer demand. Historically, we have financed our operations through existing cash balances, cash generated from operations, public and private issuance of common stock, preferred stock, convertible debt instruments, term loans and credit lines from financial institutions.

As of March 31, 2025, we had a cash balance of $4,862 and availability under our Senior Secured Loan of $100. Our Senior Secured Loan, which provides a revolving credit commitment in an aggregate amount of $10,000, is due on November 14, 2025 (see Note 5). The Company is evaluating refinancing alternatives for the Senior Secured Loan, which may include existing or new lenders.

As of the issuance date of the financial statements included in this Quarterly Report on Form 10-Q, management expects that the Company’s existing cash of $4,862, ongoing cash generated from operations, and access to committed financing, will be sufficient to fund the Company’s operating plan, which was approved by the Board of Directors in January 2025, for at least twelve months from the date of issuance of such financial statements; however, if the Company’s management and Board of Directors approve additional growth initiatives and related investment in human resources, working capital, new geographic markets, information technology, and other uses of cash, the Company may require additional funding.

To alleviate any funding considerations, management periodically evaluates various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners, strategic transactions, or through obtaining credit from financial institutions. As we seek additional sources of financing, there can be no assurance that such financing will be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

We are also continuing to take actions to improve the Company’s operating performance and cash generated from operations, including outsourcing our manufacturing processes, streamlining our product portfolio, negotiating equitable vendor contracts, and optimizing our selling prices.

Recent Trends - Market Conditions

Inflation, actions by the Federal Reserve to address inflation, fluctuations in energy prices, and the potential impacts of tariffs and geopolitical events create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. We have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. Although we regularly monitor vendors in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations.

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

For the three months ended March 31, 2025 and 2024, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	March 31, 2025	March 31, 2024
Warrants	549,292	549,292
Options	324,202	141,869
Convertible note payable	-	1,557,066
Common stock equivalent of Series A Convertible Preferred stock	753	753
Total	874,247	2,248,980

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs aggregated $33 and $17 for the three months ended March 31, 2025 and 2024, respectively.

Concentrations

Net sales. During the three months ended March 31, 2025, the Company’s three largest customers accounted for 21%, 17%, and 17% of net sales, respectively. During the three months ended March 31, 2024, the Company’s two largest customers accounted for 19% and 13% of net sales, respectively. No other customers exceeded 10% of net sales in either period.

Accounts receivable. As of March 31, 2025, the Company had accounts receivable from two customers which comprised 28% and 21% of its gross accounts receivable, respectively. As of December 31, 2024, the Company had accounts receivable from two customers which comprised 17% and 14% of its gross accounts receivable, respectively. No other customers exceeded 10% of gross accounts receivable in either period.

The Company utilizes co-packers to produce 100% of its products. During the three months ended March 31, 2025 and the year ended December 31, 2024, the Company utilized seven separate co-packers for most of its production and bottling of beverage products in the United States. The Company has established relationships with these co-packers, including a former related party (see Note 10). Although there are other co-packers available to the Company, a change in co-packers may cause a delay in the production process, which could adversely affect operating results.

Purchases from vendors. During the three months ended March 31, 2025, the Company’s largest vendor accounted for approximately 13% of all purchases. During the three months ended March 31, 2024, the Company’s largest vendor accounted for approximately 10% of all purchases. No other vendors exceeded 10% of all purchases in either period.

Accounts payable. As of March 31, 2025, one vendor accounted for 22% of total accounts payable. As of December 31, 2024, no vendor accounted for more than 10% of total accounts payable. No other vendors exceeded 10% of accounts payable in either period.

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

Recent Accounting Pronouncements

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We are currently evaluating the provisions of this guidance and assessing the potential impact on our financial statement disclosures.

Other recent accounting pronouncements and guidance issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2. Inventory

Inventory consisted of the following:

	March 31, 2025	December 31, 2024
Raw materials and packaging	$7,003	$5,144
Finished products	5,330	2,970
Total	$12,333	$8,114

3. Property and Equipment

Property and equipment are comprised of the following:

	March 31, 2025	December 31, 2024
Right-of-use assets under operating leases	$832	$832
Leasehold improvements	138	84
Computer hardware and software	572	553
Machinery and equipment	352	352
Construction in progress	-	-
Total cost	1,894	1,821
Accumulated depreciation and amortization	(689)	(636)
Net book value	$1,205	$1,185

Depreciation expense for the three months ended March 31, 2025 and 2024 was $41 and $29, respectively, and amortization of right-of-use assets for the three months ended March 31, 2025 and 2024 was $12 and $39, respectively.

4. Intangible Assets

Intangible assets consisted of the following:

	March 31, 2025	December 31, 2024
Brand names	$577	$576
Trademarks	68	68
Total	$645	$644

5. Senior Secured Loan Payable

The following sets forth amounts in respect of our senior secured loan:

	March 31, 2025	December 31, 2024
Senior secured loan payable	$9,900	$9,900
Capitalized financing costs	(252)	(329)
Total	$9,648	$9,571

On November 14, 2024, the Company entered into a Senior Secured Loan and Security Agreement (the “Loan Agreement”) with certain funds affiliated with Whitebox, as lenders, and Cantor Fitzgerald Securities, as administrative agent and collateral agent. The Loan Agreement provides a revolving credit commitment in an aggregate amount of $10,000 (the “Senior Secured Loan”). The Senior Secured Loan accrues interest at a per annum rate equal to 8.00% on the principal amount outstanding, payable quarterly in arrears. The Senior Secured Loan also accrues an unused fee at a rate per annum equal to 3.00% on the excess, if any, of the revolving credit commitment over the average principal amount outstanding from time to time during the preceding fiscal quarter, payable quarterly in arrears. The Senior Secured Loan is secured by substantially all of the Company’s assets, including all intellectual property and is due on November 14, 2025. As of March 31, 2025 and December 31, 2024, the principal amount outstanding on the Senior Secured Loan was $9,900 and the remaining availability was $100.

The financing agreement with Whitebox includes customary restrictions that limit our ability to engage in certain types of transactions. Additionally, the agreement contains a financial covenant that requires us to meet a certain minimum cash balance and liquidity threshold as of the end of each month. We were in compliance with the terms of our agreement with Whitebox as of March 31, 2025 and December 31, 2024.

The Company incurred $394 of direct costs associated with the Senior Secured Loan transaction, consisting primarily of broker, bank and legal fees. These costs have been capitalized and are being amortized over the 1-year life of the agreement. The unamortized debt discount balance was $329 at December 31, 2024. For the three months ended March 31, 2025, the Company incurred $18 of additional fees and amortization of debt discount was $95. The unamortized debt discount balance was $252 at March 31, 2025.

6. Lease Liabilities

During the three months ended March 31, 2025 and 2024, lease costs totaled $12 and $39, respectively.

As of December 31, 2024, operating lease liabilities totaled $837. During the three months ended March 31, 2025, the Company made no payments towards its operating lease liability as no payments were due. As of March 31, 2025, operating lease liabilities totaled $854, of which $27 was current.

As of March 31, 2025, the weighted average remaining lease terms for an operating lease are 10.67 years. As of March 31, 2025, the weighted average discount rate on the operating lease is 8.0%.

7. Stock-Based Compensation

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2025:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	324,202	$17.47	8.03	$-
Granted	-	-
Exercised	-	-
Unvested forfeited	-	-
Vested forfeited	-	-
Outstanding at March 31, 2025	324,202	$17.47	7.79	$-
Exercisable at March 31, 2025	263,672	$20.51	7.57	$-

During the three months ended March 31, 2025 and 2024, the Company recognized $47 and $129 of compensation expense relating to vested stock options. As of March 31, 2025, the aggregate amount of unvested compensation related to stock options was approximately $60, which will be recognized as an expense as the options vest in future periods through March 28, 2027.

As of March 31, 2025, the outstanding and exercisable options have an intrinsic value of $33 and $28, respectively. The aggregate intrinsic value was calculated as the difference between the closing market price as of March 31, 2025, which was $1.46, and the exercise price of the outstanding stock options.

8. Stock Warrants

The Company’s warrant activity during the three months ended March 31, 2025 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2024	549,292	$8.77	1.84	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2025	549,292	$8.77	1.59	$-
Exercisable at March 31, 2025	549,292	$8.77	1.59	$-

As of March 31, 2025, the outstanding and exercisable warrants have no aggregate intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of March 31, 2025, which was $1.46, and the exercise price of the Company’s warrants to purchase common stock.

9. Transactions with California Custom Beverage, LLC, former related party

In December 2018, the Company signed a co-packing agreement with California Custom Beverage, LLC’s (“CCB”), an entity owned by a former related party, pursuant to which CCB agreed to produce certain products for the Company for agreed fees. The co-packing agreement, as amended, includes certain provisions for product inputs, shrinkage, and quality assurance. Also beginning in 2019, CCB agreed to pay the Company a 5% royalty through 2021 on certain private label sales made by CCB.

At March 31, 2025 and December 31, 2024, accounts receivable due from and accounts payable due to CCB were as follows:

	March 31, 2025	December 31, 2024
Accounts receivable, net of provision of $1,238 and $1,238 at March 31, 2025 and December 31, 2024, respectively	$169	$144
Accounts payable	(94)	(144)
Net (payable) receivable	$75	$-

In January 2024, CCB filed an arbitration demand alleging claims against the Company for various disputed amounts outstanding. Also in January 2024, the Company filed an arbitration demand alleging claims against CCB for various disputed amounts outstanding. The two cases were consolidated, and the arbitration process is expected to continue pending final judgment. The Company has determined that the probability of realizing any loss on the demand from CCB is remote and therefore has not recorded any additional accruals related to the demand.

10. Commitments and Contingencies

On May 1, 2023, the Company engaged an investment bank to explore financing options. Subject to services provided by the investment bank, management believes the Company may have a remaining obligation related to this engagement not expected to exceed $1,500, although the range of potential outcomes may be higher or lower. Management believes it has provided an adequate provision for potential amounts due, if any, in the accompanying financial statements. Management’s response includes retaining experienced specialist counsel, conducting a comprehensive assessment, and pursuing a fair and reasonable result.

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

11. Segment Information

The Company operates and manages its business as one reportable and operating segment as a manufacturer of carbonated beverages under Reed’s and Virgil’s brand names. The measure of segment assets is reported on the balance sheet as total assets.

The Company’s CODM reviews financial information presented and decides how to allocate resources based on net income (loss). Net income (loss) is used for evaluating financial performance.

Significant segment expenses include research and development, salaries, insurance, and stock-based compensation. Operating expenses include all the remaining costs necessary to operate our business, which primarily include external professional services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM.

	March 31, 2025	March 31, 2024

Operating expenses
Salaries	1,056	959
Insurance	128	131
Stock-based compensation	47	129
Selling and marketing	1,001	585
Freight and delivery	1,351	1,168
Warehousing	277	334
Other operating expenses	1,284	757
Total operating expenses	5,144	4,063
Interest and other expenses, net	289	1,023
Net loss	$(2,031)	(1,673)

12. Subsequent Events

As previously disclosed on our Current Report on Form 8-K filed on April 17, 2025, on April 16, 2025, Norman E. Snyder, Jr., our Chief Executive Officer and member of our board of directors, announced his retirement. In connection with Mr. Snyder’s retirement, the Company’s board of directors appointed Cyril A. Wallace, Jr. as Chief Executive Officer and member of our board of directors, effective April 16, 2025, pursuant to an Executive Employment Agreement (the “Employment Agreement”). In order to ensure a smooth transition, Mr. Snyder agreed to continue as an employee of the Company through May 31, 2025 pursuant to a Retirement, Transition and Separation Agreement dated April 14, 2025 (the “Transition Agreement”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our discussion and analysis is intended to help the reader understand our results of operations and financial condition and is provided as an addition to, and should be read in connection with, our condensed financial statements and the accompanying notes. Cautionary statements on page ii of this report and in “Part I, Item 1A. Risk Factors” of our 2024 Form 10-K, as updated by “Part II, Item 1A” of this report, should be considered when evaluating our trends and future results.

In addition to our GAAP results, the following discussion includes Modified EBITDA as a supplemental measure of our performance. We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts, and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income (loss), income (loss) from operations or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, tax expense, depreciation and amortization, stock-based compensation, changes in fair value of warrant expense, change in fair value of SAFE agreements, insurance settlements, contract proceedings, non-recurring professional fees, inventory write-offs associated with exited categories and major packaging and formula changes, one-time changes in policy, impact of changes to accounting methodology and one-time restructuring-related costs including employee severance and asset impairment.

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

Results of Operations

Overview

During the three months ended March 31, 2025, the Company continued to strengthen its supply chain, implement gross margin enhancement initiatives, drive efficiencies in transportation and warehouse costs and reduce operating expenses. In addition, it continues to build its innovation pipeline with sustained growth in Reed’s Real Ginger Ale, Virgil’s Zero Sugar handcrafted sodas, Reed’s Classic and Stormy Mule, and Reed’s Hard Ginger Ale.

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

Recent Trends – Market Conditions

Although the U.S. economy continued to grow in the first quarter of 2025 and throughout 2024, inflation, actions by the Federal Reserve to address inflation, fluctuations in energy prices, and the potential impacts of tariffs and geopolitical events create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. We have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. Although we regularly monitor vendors in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations.

During the three months ended March 31, 2025, the average cost of shipping and handling was $3.13 per case, as compared to $3.01 per case for the three months ended March 31, 2024. The Company has experienced increases in freight costs and there remains a volatile pricing environment. The Company will continue to monitor pricing and availability in transportation and has implemented plans designed to manage this risk. In the past, the Company has been negatively impacted by supply chain challenges affecting our ability to benefit from strong demand for, and increased sales of our product. Any disruption caused by labor shortages, significant raw material cost inflation, logistics issues, increased freight costs, or port congestion, may adversely impact margins in the future.

Results of Operations – Three Months Ended March 31, 2025, as compared to March 31, 2024

The following table sets forth key statistics for the three months ended March 31, 2025 and 2024, respectively, in thousands.

	Three Months Ended March 31,		Pct.
	2025	2024	Change
Gross billing (A)	$11,013	$10,379	6%
Less: Promotional and other allowances (B)	984	784	25%
Net sales	$10,029	$9,595	5%

Cost of goods sold	6,627	6,182	7%
% of Gross billing	60%	59%
% of Net sales	66%	64%
Gross profit	$3,402	$3,413	0%
% of Net sales	34%	36%

Expenses
Delivery and handling	$1,627	$1,502	8%
% of Net sales	16%	16%
Dollar per case ($)	$3.13	$3.01
Selling and marketing	1,502	1,093	37%
% of Net sales	15%	11%
General and administrative	2,015	1,468	37%
% of Net sales	20%	15%
Total operating expenses	5,144	4,063	27%

Loss from operations	$(1,742)	$(650)	168%

Interest expense and other expense	$(289)	$(1,023)	-72%

Net loss	$(2,031)	$(1,673)	21%

Loss per share – basic and diluted	$(0.04)	$(0.40)	-89%

Weighted average shares outstanding - basic & diluted	45,371,247	4,187,291	984%

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

(B) We define promotional and other allowances as costs deducted from gross billing that are associated with generating those sales. Management utilizes promotional and other allowances as an indicator of and to monitor operating performance of products, salespersons, and customer agreements. We believe that the presentation of promotional and other allowances provides a useful measure of our operating performance. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. The expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the disclosure thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following: (i) reimbursements given to the Company’s distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (ii) the Company’s agreed share of fees given to distributors and/or directly to retailers for in-store marketing and promotional activities; (iii) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (iv) incentives given to the Company’s distributors and/or retailers for achieving or exceeding certain predetermined sales goals; and (v) discounted or free products. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year.

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity from the first quarter of 2024 through the first quarter of 2025.

		2025	2024	vs PY	Q1 Per Case
		Q1	Q1	Q1	2025	2024	vs PY
Cases:
	Reed’s	340	348	-2%
	Virgil’s	180	151	19%
	Total Core	520	499	4%
	Non Core	-	-	-
	Total	520	499	4%

Gross Billing:
	Core	$11,013	$10,377	6%	$21.18	$20.80	2%
	Non Core	-	2	-100%	-	$-
	Total	$11,013	$10,379	6%	21.18	20.80	2%

Discounts:	Total	$(984)	$(784)	25%	$(1.89)	$(1.57)	20%

COGS:
	Core	$(6,627)	$(6,182)	7%	$(12.75)	$(12.39)	3%
	Non Core	-	-	-	-	$-
	Total	$(6,627)	$(6,182)	7%	$(12.75)	$(12.39)	3%

Gross Margin:		$3,402	$3,413	3%	$6.54	$6.84	-4%
as % Net Sales		34%	36%

Sales, Cost of Sales, and Gross Margins

As part of the Company’s ongoing initiative to simplify and streamline operations, the Company has identified core products on which to place its strategic focus. These core products consist of Reed’s and Virgil’s branded beverages. Non-core products consist primarily of Wellness Shots, candy and slower selling discontinued Reed’s and Virgil’s SKUs.

Core beverage volume for the three months ended March 31, 2025, represents 100% of all beverage volume.

Core brand gross billing increased by 6% to $11,013 compared to $10,377 during the same period last year, driven by Virgil’s volume increase of 19%, partially offset by Reed’s volume decline of 2%. Price on our core brands increased 2% to $21.18 per case. The increase in gross billings was a result of higher volumes with recurring national customers, optimizing our sales prices, and the Company’s ability to produce sufficient levels of inventory to meet current demand.

Discounts as a percentage of gross sales were 9% compared to 8% in the same period last year. As a result, net sales revenue increased 5% during the three months ended March 31, 2025, to $10,029, compared to $9,595 in the same period last year driven by higher sales and higher prices for our products.

Cost of Goods Sold

Cost of goods sold increased $445 during the three months ended March 31, 2025, as compared to the same period last year. As a percentage of net sales, cost of goods sold for the three months ended March 31, 2024, was 66% as compared to 64% for the same period last year.

The total cost of goods sold per case increased to $12.75 per case in the three months ended March 31, 2025, from $12.39 per case for the same period last year.

Gross Margin

Gross margin was 34% for the three months ended March 31, 2025, compared to 36% for the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses increased by $125 in the three months ended March 31, 2025, to $1,627 from $1,502 in the same period last year, primarily driven by transportation costs associated with increased finished good production. Delivery costs in the three months ended March 31, 2025, were 16% of net sales and $3.13 per case, compared to 16% of net sales and $3.01 per case during the same period last year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses were $1,502 during the three months ended March 31, 2025, compared to $1,093 during the same period last year. As a percentage of net sales, selling and marketing costs were 15% during the three months ended March 31, 2025, as compared to 11% during the same period last year. The increase was primarily driven by higher employee related costs and marketing expenditures, partially offset by lower stock compensation expense.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses were $2,015 in the three months ended March 31, 2025, an increase of $547 over the same period last year. As a percentage of net sales, general and administrative expenses were 20% during the three months ended March 31, 2025, as compared to 15% during the same period last year. The increase was driven by higher employee related costs, professional fees, and customer penalties, partially offset by lower stock compensation expense, franchise taxes and board of directors’ fees.

Loss from Operations

The loss from operations was $1,742 for the three months ended March 31, 2025, as compared to a loss of $650 in the same period last year driven by increases in operating expenses discussed above.

Interest and Other Expense

Interest and other expense for the three months ended March 31, 2025, consisted of $289 of interest expense. During the same period last year, interest and other expense consisted of $1,023 of interest expense.

Modified EBITDA

In addition to our GAAP results, we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income (loss), income (loss) from operations or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, tax expense, depreciation and amortization, stock-based compensation, changes in fair value of warrant expense, change in fair value of SAFE agreements, insurance settlements, contract proceedings, non-recurring professional fees, inventory write-offs associated with exited categories and major packaging and formula changes, one-time changes in policy, impact of changes to accounting methodology and one-time restructuring-related costs including employee severance and asset impairment.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended March 31, 2025 and 2024 (unaudited; in thousands):

	Three Months Ended March 31
	2025	2024
Net loss	$(2,031)	$(1,673)

Modified EBITDA adjustments:
Depreciation and amortization	53	68
Tax expense	-	54
Interest expense	289	1,023
Stock option and other noncash compensation	47	129
Severance	3	-
Contract proceedings	5	-
Product quality hold write-down	-	29
Total EBITDA adjustments	$397	$1,303

Modified EBITDA	$(1,634)	$(370)

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

Liquidity and Capital Resources

For the three months ended March 31, 2025, the Company recorded a net loss of $2,031 and used cash in operations of $5,362. Cash used in operations was primarily for working capital as the Company invested $4,194 in inventory to more effectively fulfill customer demand. Historically, we have financed our operations through existing cash balances, cash generated from operations, public and private issuance of common stock, preferred stock, convertible debt instruments, term loans and credit lines from financial institutions.

As of March 31, 2025, we had a cash balance of $4,862 and availability under our Senior Secured Loan of $100. Our Senior Secured Loan, which provides a revolving credit commitment in an aggregate amount of $10,000, is due on November 14, 2025 (see Note 5). The Company is evaluating refinancing alternatives for the Senior Secured Loan, which may include existing or new lenders.

As of the issuance date of the financial statements included in this Quarterly Report on Form 10-Q, management expects that the Company’s existing cash of $4,862, ongoing cash generated from operations, and access to committed financing, will be sufficient to fund the Company’s operating plan, which was approved by the Board of Directors in January 2025, for at least twelve months from the date of issuance of such financial statements; however, if the Company’s management and Board of Directors approve additional growth initiatives and related investment in human resources, working capital, new geographic markets, information technology, and other uses of cash, the Company may require additional funding.

To alleviate any funding considerations, management periodically evaluates various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners, strategic transactions, or through obtaining credit from financial institutions. As we seek additional sources of financing, there can be no assurance that such financing will be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

We are also continuing to take actions to improve the Company’s operating performance and cash generated from operations, including outsourcing our manufacturing processes, streamlining our product portfolio, negotiating equitable vendor contracts, and optimizing our selling prices.

Net cash used in operating activities totaled $5,362 for the three months ended March 31, 2025, compared to $2,395 for the three months ended March 31, 2024. The increase in net cash used was primarily driven by changes in working capital, particularly an increase in inventory.

Net cash used in investing activities totaled $74 for the three months ended March 31, 2025, compared to $18 for the three months ended March 31, 2024. The increase in net cash used was primarily driven by purchases of property and equipment,

Net cash used in financing activities totaled $93 for the three months ended March 31, 2025, compared to $2,124 net cash provided by financing activities for the three months ended March 31, 2024. The net cash provided by financing activities in the three months ended March 31, 2024 was primarily driven by proceeds from the issuance of a SAFE agreement.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in estimates for reserves of uncollectible accounts, inventory obsolescence, depreciable lives of property and equipment, analysis of impairments of recorded long-term tangible and intangible assets, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services. There were no changes to our critical accounting policies described in the condensed financial statements included in our 2024 Form 10-K that impacted our condensed financial statements and related notes included herein.

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, please see Note 9 “Transactions with California Custom Beverage, LLC, former related party” and Note 10 “Commitments and Contingencies” in the Notes to Condensed Financial Statements set forth in Part I, Item 1 Condensed Financial Statements of this Quarterly Report.

We are also party to ordinary, routine litigation incidental to our business, including routine litigation matters tendered to our insurance carriers. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable. Although the results of such routine litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such routine litigation and claims will not have a material adverse impact on our financial position, liquidity, or results of operations.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes with respect to the risk factors disclosed in our 2024 Form 10-K.

Our Senior Secured Loan matures in November 2025. If we are unable to secure refinancing on favorable terms, or at all, our ability to continue to operate our business could be impaired, which would adversely affect our financial position and results of operations.

Our Senior Secured Loan is due on November 14, 2025. The Senior Secured Loan provides a revolving credit commitment in an aggregate amount of $10,000 and, as of March 31, 2025, the principal amount outstanding was $9,900 and the remaining availability was $100. The Senior Secured Loan accrues interest at a per annum rate equal to 8.00% on the principal amount outstanding, payable quarterly in arrears. The Senior Secured Loan also accrues an unused fee at a rate per annum equal to 3.00% on the excess, if any, of the revolving credit commitment over the average principal amount outstanding from time to time during the preceding fiscal quarter, payable quarterly in arrears. The Senior Secured Loan is secured by substantially all of the Company’s assets, including all intellectual property. The Company is evaluating refinancing alternatives for the Senior Secured Loan, which may include existing or new lenders. As we seek refinancing alternatives, there can be no assurance that such refinancing will be available to us on favorable terms or at all. If we are unable to secure refinancing on favorable terms, or at all, our ability to continue to operate our business could be impaired, which would adversely affect our financial position and results of operations.

If we are unable to secure additional financing on favorable terms, or at all, when we require it, our ability to continue to grow our business or react to market conditions could be impaired and in turn adversely affect our financial position and results of operations.

We intend to continue to expand, grow and develop our business, which may require additional capital to develop new products, enhance our platform, expand distribution, improve our operating infrastructure, react to market conditions and finance working capital requirements. Accordingly, we may need to engage in additional equity or debt financings to secure additional capital. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to secure additional funding on favorable terms, or at all, when we require it, our ability to continue to grow our business to react to market conditions could be impaired, which would adversely affect our financial position and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None that have not been previously disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

During the three months ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

See Index to Exhibits.

INDEX TO EXHIBITS

ITEM 15(a)(3)

The following is a list of the exhibits filed as part of this Form 10-Q. The documents incorporated by reference can be viewed on the SEC’s website at http://www.sec.gov.

Exhibit

3(i)	Certificate of Incorporation of Reeds, Inc. which is incorporated herein by reference to exhibit 3(i) to Form 10-K filed with SEC on March 28, 2025.
3(ii)	Amended and Restated Bylaws of Reed’s, Inc. which is incorporated by reference to exhibit 3(ii) to Form 10-K filed with SEC on March 28, 2025.
10.1*	Employment Agreement by and between Reed’s, Inc. and Douglas W. McCurdy dated January 31, 2025, which is incorporated by reference to Exhibit 10.4 to Form 10-K filed March 28, 2025.
10.2

Amendment to Shareholders Agreement dated January 24, 2025 by and between Reed’s, Inc. and D&D Source of Life Holding Ltd which is incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC January 28, 2025.

10.3

Board Observer Agreement dated January 24, 2025 by and between Reed’s, Inc. and D&D Source of Life Holding Ltd which is incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC January 28, 2025.

10.4*+	Retirement, Transition and Separation Agreement by and between Reed’s, Inc. and Norman E. Snyder, Jr. dated April 14, 2025, which is incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC April 17, 2025.
10.5*+	Executive Employment Agreement by and between Reed’s, Inc. and Cyril Wallace dated April 16, 2025, which is incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC April 17, 2025.
10.6	Form of Confidentiality and Proprietary Information Agreement, which is incorporated by reference to Exhibit 10.4 to Form 8-K filed with the SEC April 17, 2025.
31	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Reed’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders (Deficit), (iv) the Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements.
104	The cover page from the Reed’s, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.

* Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this report.

+ Portions of the exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reed’s, Inc. (Registrant)

Date: May 14, 2025	/s/ Cyril A. Wallace, Jr.
Cyril A. Wallace, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	/s/ Douglas W. McCurdy
Douglas W. McCurdy
Chief Financial Officer
(Principal Financial Officer)

