Form 10-Q
period 2025-06-30
REED'S, INC.
filed 2025-08-13
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

There are 48,673,722 shares of the Company’s common stock, par value $.0001 per share, outstanding as of August 8, 2025.

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

ii

Part I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

REED’S, INC.,

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$2,677	$10,391
Accounts receivable, net of allowance of $1,091 and $859, respectively	5,002	3,979
Inventory, net	13,180	8,114
Receivable from former related party	169	144
Prepaid expenses and other current assets	862	683
Total current assets	21,890	23,311

Property and equipment, net of accumulated depreciation of $751 and $636, respectively	1,165	1,185
Intangible assets	650	644
Total assets	$23,705	$25,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,478	$6,956
Accrued expenses	2,894	984
Senior secured loan, net of deferred financing costs of $164 and $329, respectively	9,736	9,571
Payable to former related party	-	144
Current portion of lease liabilities	46	-
Total current liabilities	21,154	17,655

Lease liabilities, less current portion	816	837
Total liabilities	21,970	18,492

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 60,000,000 shares authorized; 48,673,722 and 45,371,247 shares issued and outstanding, respectively.	5	5
Additional paid in capital	161,604	158,433
Accumulated deficit	(159,968)	(151,884)
Total stockholders’ equity	1,735	6,648
Total liabilities and stockholders’ equity	$23,705	$25,140

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$9,523	$11,874	$19,552	$21,469

Cost of goods sold	7,110	8,043	13,682	14,225
Inventory write-offs	1,606	-	1,661	-
Total cost of goods sold	8,716	8,043	15,343	14,225

Gross profit	807	3,831	4,209	7,244

Operating expenses:
Delivery and handling expense	1,572	1,423	3,199	2,925
Selling and marketing expense	1,271	1,097	2,773	2,190
General and administrative expense	3,757	1,980	5,772	3,448
Total operating expenses	6,600	4,500	11,744	8,563

Loss from operations	(5,793)	(669)	(7,535)	(1,319)

Interest expense	(301)	(1,150)	(590)	(2,173)
Other income	46	-	46	-
Change in fair value of SAFE investments	-	(1,393)	-	(1,393)

Net loss	(6,048)	(3,212)	(8,079)	(4,885)

Dividends on Series A Convertible Preferred Stock	(5)	(5)	(5)	(5)

Net Loss Attributable to Common Stockholders	$(6,053)	$(3,217)	$(8,084)	$(4,890)

Loss per share – basic and diluted	$(0.13)	$(0.77)	$(0.18)	$(1.17)

Weighted average number of shares outstanding – basic and diluted	46,367,047	4,187,291	45,871,898	4,187,291

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2025	45,371,247	$5	9,411	$94	$158,480	$(153,915)	$4,664
Fair value of vested options	-	-	-	-	9	-	9
Fair value of vested restricted shares granted to officers	-	-	-	-	-	-	-
Dividends on Series A						(5)	(5)
Common stock issued upon conversion of SAFE agreement	76,668	-	-	-	115	-	115
Common stock issued for cash	3,225,807	-	-	-	3,000	-	3,000
Net loss	-	-	-	-	-	(6,048)	(6,048)
Balance, June 30, 2025	48,673,722	$5	9,411	$94	$161,604	$(159,968)	$1,735

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	45,371,247	$5	9,411	$94	$158,433	$(151,884)	$6,648

Fair value of vested options	-	-	-	-	56	-	56
Fair value of vested restricted shares granted to officers	-	-	-	-	-	-	-
Dividends on Series A	-	-	-	-	-	(5)	(5)
Common stock issued upon conversion of SAFE agreement	76,668	-	-	-	115	-	115
Common stock issued for cash	3,225,807	-	-	-	3,000	-	3,000
Net loss	-	-	-	-	-	(8,079)	(8,079)
Balance, June 30, 2025	48,673,722	$5	9,411	$94	$161,604	$(159,968)	$1,735

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2024	4,187,291	$-	9,411	$94	$119,581	$(140,400)	$(20,725)
Fair value of vested options	-	-	-	-	93	-	93
Dividends on Series A Convertible Preferred Stock	-	-	-	-	-	(5)	(5)
Net loss	-	-	-	-	-	(3,212)	(3,212)
Balance, June 30, 2024	4,187,291	$-	9,411	$94	$119,674	$(143,617)	$(23,849)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	4,187,291	$-	9,411	$94	$119,452	$(138,727)	$(19,181)
Fair value of vested options	-	-	-	-	222	-	222
Dividends on Series A Convertible Preferred Stock	-	-	-	-	-	(5)	(5)
Net loss	-	-	-	-	-	(4,885)	(4,885)
Balance, June 30, 2024	4,187,291	$-	9,411	$94	$119,674	$(143,617)	$(23,849)

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

(Amounts in thousands)

	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net loss	$(8,079)	$(4,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	92	58
Loss on disposal of property and equipment	-	-
Amortization of debt discount	199	390
Fair value of vested options	56	222
Change in the fair value of SAFE investments	-	1,393
Change in allowance for doubtful accounts	232	(650)
Inventory write-offs and change in reserve	1,661	(1,009)
Accrued interest	-	638
Changes in operating assets and liabilities:
Accounts receivable	(1,255)	(1,075)
Inventory	(6,728)	2,086
Prepaid expenses and other assets	(179)	(594)
Decrease in right of use assets	23	79
Accounts payable	1,637	299
Accrued expenses	1,906	(155)
Lease liabilities	25	(104)
Net cash used in operating activities	(10,410)	(3,307)
Cash flows from investing activities:
Trademark costs	(6)	(6)
Purchase of property and equipment	(95)	(28)
Net cash used in investing activities	(101)	(34)
Cash flows from financing activities:
Proceeds from line of credit	-	19,501
Payments on line of credit	-	(20,336)
Proceeds from sale of common stock	3,000	-
Proceeds from SAFE agreement	-	4,097
Payment of cash recorded as debt discount	(34)	(152)
Amounts from former related party, net	(169)	(46)
Net cash provided by financing activities	2,797	3,064

Net decrease in cash	(7,714)	(277)
Cash at beginning of period	10,391	603
Cash at end of period	$2,677	$326

Supplemental disclosures of cash flow information:
Cash paid for interest	$400	$1,146
Non-cash investing and financing activities:
Reclass SAFE agreement from accounts payable to equity	115	-
Dividends on Series A Convertible Preferred Stock	$5	$5

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of Reed’s, Inc. (the “Company”, “we”, “us”, or “our”), have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025. The accompanying condensed financial statements are unaudited, but in the opinion of management, contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2025, and the results of its operations and its cash flows for the six months ended June 30, 2025 and 2024. The balance sheet as of December 31, 2024 is derived from the Company’s audited financial statements.

The results of operations for the six months ended June 30, 2025, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2025.

Liquidity

As reflected in the accompanying financial statements, for the six months ended June 30, 2025, the Company recorded a net loss of $8,079 and used cash in operations of $10,410. Cash used in operations was primarily for working capital as the Company invested $6,728 in inventory to more effectively fulfill customer demand. As of June 30, 2025, we had a cash balance of $2,677 and availability under our Senior Secured Loan of $100. Our Senior Secured Loan, which provides a revolving credit commitment in an aggregate amount of $10,000, is due on November 14, 2025 (see Note 5). The Company is evaluating refinancing alternatives for the Senior Secured Loan, which may include existing or new lenders.

Historically, we have financed our operations through existing cash balances, cash generated from operations, public and private issuance of common stock, preferred stock, convertible debt instruments, term loans and credit lines from financial institutions.

On June 4, 2025, the Company completed a private placement (the “Private Placement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors an aggregate of 3,225,807 common shares for total consideration of $3,000. Era Regenerative Medicine Ltd, sole shareholder of D&D Source of Life Holding, Ltd. and the company’s majority stockholder (a related party), served as lead investor, participating in this transaction in the amount of $1,000.

As of the issuance date of the financial statements included in this Quarterly Report on Form 10-Q, management expects that the Company’s existing cash of $2,677, cash generated from operations, and access to committed financing will be sufficient to fund the Company’s operating plan, which was approved by the Board of Directors in January 2025, for at least twelve months from the date of issuance of such financial statements; however, if the Company’s management and Board of Directors approve additional growth initiatives and related investment in human resources, working capital, new geographic markets, information technology, and other uses of cash, the Company may require additional funding.

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

We are also continuing to take actions to improve the Company’s operating performance and cash generated from operations, including product portfolio optimization, implementing strategies to increase sales, streamlining operations, improving supply chains, negotiating equitable vendor contracts, and managing product price architecture. However, we may be unsuccessful in executing these actions in a timely manner or at all.

If the Company is unable to raise additional capital whenever necessary or otherwise improve its operating performance or generation of cash from operations, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for credit loss reserves for accounts receivable, assumptions used in valuing inventories at net realizable value, impairment testing of recorded long-term tangible and intangible assets, the realizability of deferred tax assets and the related valuation allowance, accruals for potential liabilities, assumptions made in valuing stock instruments issued for services, and assumptions used in the determination of the Company’s liquidity.

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

For the six months ended June 30, 2025 and 2024, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	June 30, 2025	June 30, 2024
Warrants	549,292	549,292
Options	324,202	139,869
Convertible note payable	-	1,563,309
Common stock equivalent of Series A Convertible Preferred stock	753	753
Total	872,247	2,253,223

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs for the three months ended June 30, 2025, and 2024, aggregated $14 and $13, respectively. Advertising costs for the six months ended June 30, 2025, and 2024, aggregated $48 and $30, respectively.

Concentrations

Net sales. During the three months ended June 30, 2025, three customers accounted for 26%, 17%, and 11% of gross billing, respectively, and during the six months ended June 30, 2025, three customers accounted for 21%, 19%, and 14% of gross billing, respectively. During the three months ended June 30, 2024, three customers accounted for 20%, 15%, and 13% of gross billing, respectively, and during the six months ended June 30, 2024, three customers accounted for 18%, 15%, and 12% of gross billing, respectively. No other customers exceeded 10% of sales in either period.

Accounts receivable. As of June 30, 2025, the Company had accounts receivable from two customers which comprised 48% and 17% of its gross accounts receivable, respectively. As of December 31, 2024, the Company had accounts receivable from two customers which comprised 17% and 14% of its gross accounts receivable, respectively. No other customers exceeded 10% of gross accounts receivable in either period.

The Company utilizes co-packers to produce 100% of its products. During the six months ended June 30, 2025 and the year ended December 31, 2024, the Company utilized seven separate co-packers for most of its production and bottling of beverage products in the United States. The Company has established relationships with these co-packers, including a former related party (see Note 10). Although there are other co-packers available to the Company, a change in co-packers may cause a delay in the production process, which could adversely affect operating results.

Purchases from vendors. During the six months ended June 30, 2025, the Company’s largest vendor accounted for approximately 16% of all purchases. During the six months ended June 30, 2024, the Company’s two largest vendors accounted for approximately 11% and 11% of all purchases. No other vendors exceeded 10% of all purchases in either period.

Accounts payable. As of June 30, 2025, one vendor accounted for 24% of total accounts payable. As of December 31, 2024, no vendor accounted for more than 10% of total accounts payable. No other vendors exceeded 10% of accounts payable in either period.

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

Foreign Currency

Cash denominated in Japanese Yen (JPY) with an aggregate US Dollar equivalent of $1,024 and $0 at June 30, 2025 and December 31, 2024, respectively, was held by the Company in accounts at a financial institution in Japan. We used the exchange rate in the following table to translate amounts denominated in non-USD currencies as of the periods noted:

	June 30, 2025	December 31, 2024

JPY:USD	143.80	NA

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

2. Inventory

Inventory consisted of the following:

	June 30, 2025	December 31, 2024
Raw materials and packaging	$5,574	$5,144
Finished products	7,606	2,970
Total	$13,180	$8,114

As of June 30, 2025 and December 31, 2024, inventory was net of a reserve of $2,245 and $1,296, respectively. During the six months ended June 30, 2025, the Company incurred $1,661 of inventory charges related to changes in product portfolio optimization made by new management.

3. Property and Equipment

Property and equipment are comprised of the following:

	June 30, 2025	December 31, 2024
Right-of-use assets under operating leases	$832	$832
Leasehold improvements	139	84
Computer hardware and software	593	553
Machinery and equipment	352	352
Total cost	1,916	1,821
Accumulated depreciation and amortization	(751)	(636)
Net book value	$1,165	$1,185

Depreciation expense for the six months ended June 30, 2025 and 2024 was $92 and $58, respectively, and amortization of right-of-use assets for the six months ended June 30, 2025 and 2024 was $23 and $79, respectively.

4. Intangible Assets

Intangible assets consisted of the following:

	June 30, 2025	December 31, 2024
Brand names	$576	$576
Trademarks	74	68
Total	$650	$644

5. Senior Secured Loan Payable

The following sets forth amounts in respect of our senior secured loan:

	June 30, 2025	December 31, 2024
Senior secured loan payable	$9,900	$9,900
Deferred financing costs	(164)	(329)
Total	$9,736	$9,571

On November 14, 2024, the Company entered into a Senior Secured Loan and Security Agreement (the “Loan Agreement”) with certain funds affiliated with Whitebox Advisors LLC (“Whitebox”), as lenders, and Cantor Fitzgerald Securities, as administrative agent and collateral agent. The Loan Agreement provides a revolving credit commitment in an aggregate amount of $10,000 (the “Senior Secured Loan”). The Senior Secured Loan accrues interest at a per annum rate equal to 8.00% on the principal amount outstanding, payable quarterly in arrears. The Senior Secured Loan also accrues an unused fee at a rate per annum equal to 3.00% on the excess, if any, of the revolving credit commitment over the average principal amount outstanding from time to time during the preceding fiscal quarter, payable quarterly in arrears. The Senior Secured Loan is secured by substantially all of the Company’s assets, including all intellectual property, and is due on November 14, 2025. As of June 30, 2025 and December 31, 2024, the principal amount outstanding on the Senior Secured Loan was $9,900 and the remaining availability was $100.

The financing agreement with Whitebox includes customary restrictions that limit our ability to engage in certain types of transactions. Additionally, the agreement contains a financial covenant that requires us to meet a certain minimum cash balance and liquidity threshold as of the end of each month. We were in compliance with the terms of our agreement with Whitebox as of June 30, 2025 and December 31, 2024.

The Company incurred $376 of direct costs associated with the Senior Secured Loan transaction, consisting primarily of broker, bank and legal fees. These costs have been deferred and are being amortized over the 1-year life of the agreement. The unamortized debt discount balance was $329 at December 31, 2024. For the six months ended June 30, 2025, the company incurred $34 of additional fees and amortization of debt discount was $199. The unamortized debt discount balance was $164 at June 30, 2025.

6. Lease Liabilities

During the six months ended June 30, 2025 and 2024, lease costs totaled $46 and $89, respectively.

As of December 31, 2024, operating lease liabilities totaled $837. During the six months ended June 30, 2025, the Company made no payments towards its operating lease liability as no payments were due. As of June 30, 2025, operating lease liabilities totaled $862, of which $46 was current. The Company’s right of use assets are presented as part of property and equipment (see Note 3).

As of June 30, 2025, the weighted average remaining lease term for the operating lease was 10.42 years. As of June 30, 2025, the weighted average discount rate on the operating lease was 8.0%.

7. Issuance of Common Stock

During 2024, the Company received $115 in gross proceeds from investors pursuant to Simple Agreements for Future Equity (“SAFE”) investments, which remained outstanding as of December 31, 2024. On April 3, 2025, the SAFE investments were converted to 76,668 common shares.

On June 4, 2025, the Company completed a private placement (the “Private Placement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors an aggregate of 3,225,807 common shares for total consideration of $3,000. Era Regenerative Medicine Ltd, sole shareholder of D&D Source of Life Holding, Ltd. and the Company’s majority stockholder (a related party), served as lead investor, participating in this transaction in the amount of $1,000.

8. Stock-Based Compensation

Restricted common stock

On April 16, 2025, the Company’s board of directors appointed Cyril Wallace as Chief Executive Officer and member of the board of directors, pursuant to an executive employment agreement. Subject to the board of directors’ establishment of a new equity incentive plan and Mr. Wallace’s continued employment, Mr. Wallace will be granted a restricted stock award of 280,000 shares of common stock, vesting over a 1-year term, and performance based stock options to purchase up to 1,388,166 shares of common stock. The performance-based stock options will be granted in tranches beginning in 2025 through 2027. Vesting of performance-based stock options will be subject to achievement of annual performance metrics established by the board of directors and agreed between the parties.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2025:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	324,202	$17.47	8.03	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Unvested forfeited	-	-	-	-
Vested forfeited	-	-	-	-
Outstanding at June 30, 2025	324,202	$17.47	7.54	$-
Exercisable at June 30, 2025	272,238	$20.41	7.32	$-

During the six months ended June 30, 2025 and 2024, the Company recognized $56 and $222 of compensation expense relating to vested stock options, respectively. As of June 30, 2025, the aggregate amount of unvested compensation related to stock options was approximately $49, which will be recognized as an expense as the options vest in future periods through March 28, 2027.

As of June 30, 2025, the outstanding and exercisable options have no aggregate intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of June 30, 2025, which was $1.00, and the exercise price of the outstanding stock options.

9. Stock Warrants

The Company’s warrant activity during the six months ended June 30, 2025 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2024	549,292	$8.77	1.84	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2025	549,292	$8.77	1.34	$-
Exercisable at June 30, 2025	549,292	$8.77	1.34	$-

As of June 30, 2025, the outstanding and exercisable warrants have no aggregate intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of June 30, 2025, which was $1.00, and the exercise price of the Company’s warrants to purchase common stock.

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

At June 30, 2025 and December 31, 2024, accounts receivable due from and accounts payable due to CCB were as follows:

	June 30, 2025	December 31, 2024
Accounts receivable, net of provision of $1,238 and $1,238 at June 30, 2025 and December 31, 2024, respectively	$169	$144
Accounts payable	-	(144)
Net (payable) receivable	$169	$-

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

11. Commitments and Contingencies

On July 1, 2025, the Company entered into a settlement and release agreement (the “Settlement”) related to an engagement with an investment bank. Previously, the Company and the investment bank entered into an engagement letter dated May 1, 2023. Pursuant to the engagement letter, the Company agreed to pay the investment bank certain fees for services rendered. Pursuant to the Settlement, the Company agreed to pay the investment bank $1,600 and, effective immediately upon receipt of payment, the Company will be released from any and all liability. The Company has provided for the Settlement in the accompanying financial statements.

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

12. Segment Information

The Company operates and manages its business as one reportable and operating segment as a manufacturer of carbonated beverages under Reed’s and Virgil’s brand names. The measure of segment assets is reported on the balance sheet as total assets.

The Company’s chief operating decision maker (“CODM”), the Company’s Chief Executive Officer, reviews financial information presented and decides how to allocate resources based on net income (loss). Net income (loss) is used for evaluating financial performance.

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

	Six Months Ended June 30,
	2025	2024

Operating expenses
Salaries	2,449	1,892
Insurance	250	259
Stock-based compensation	57	222
Selling and marketing	1,839	1,204
Freight and delivery	2,549	2,222
Warehousing	649	703
Other operating expenses	3,951	2,061
Total operating expenses	11,744	8,563
Interest and other expenses, net	544	3,566
Net loss	$(8,079)	(4,885)

13. Subsequent Events

On July 1, 2025, the Company entered into a settlement and release agreement (the “Settlement”) related to an engagement with an investment bank. Previously, the Company and the investment bank entered into an engagement letter dated May 1, 2023. Pursuant to the engagement letter, the Company agreed to pay the investment bank certain fees for services rendered. Pursuant to the Settlement, the Company agreed to pay the investment bank $1,600 and, effective immediately upon receipt of payment, the Company will be released from any and all liability. The Company has provided for the Settlement in the accompanying financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our discussion and analysis is intended to help the reader understand our results of operations and financial condition and is provided as an addition to, and should be read in connection with, our condensed financial statements and the accompanying notes. Some of the information contained in this discussion and analysis, including information with respect to our intentions, plans, objectives and expectations for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Statements Regarding Forward-Looking Statements and Information” and “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2024 Form 10-K for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

In addition to our GAAP results, the following discussion includes Modified EBITDA as a supplemental measure of our performance. We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts, and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income (loss), income (loss) from operations or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, tax expense, depreciation and amortization, stock-based compensation, changes in fair value of warrant expense, change in fair value of SAFE agreements, legal and insurance settlements, contract proceedings, non-recurring professional fees, inventory write-offs associated with exited categories and major packaging and formula changes, one-time changes in policy, impact of changes to accounting methodology and one-time restructuring-related costs including employee severance and asset impairment.

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

Results of Operations

Overview

During the six months ended June 30, 2025, the Company continued its focus on driving sales growth, improving gross margin, and reducing freight costs. The sales growth initiatives include channel expansion, in-store product placements, new product innovation and improved sales execution. The gross margin enhancement initiatives include product portfolio optimization, equitable supplier negotiations, streamlining co-packer processes, and efficient inventory management. Underpinning these initiatives is a focus on strategically reducing operating costs, particularly delivery and handling expenses.

During the six months ended June 30, 2025, the Company began an expansion into new geographic markets in the Asia Pacific region. The Company formed a wholly owned subsidiary Reed’s (Asia) Limited (BVI). Reed’s (Asia) Limited subsequently formed three additional wholly owned subsidiaries, Reed’s (Hong Kong) Limited, Reed’s (Japan) Limited, and Reed’s (Hainan) Limited. These subsidiaries are an early part of the Company’s strategic expansion in the Asia Pacific region. The Company expects continued investment in its Asia Pacific growth initiative. Reed’s (Asia) Limited did not generate sales in the six months ended June 30, 2025.

Recent Trends – Market Conditions

Although the U.S. economy continued to grow in the first half of 2025 and throughout 2024, inflation, actions by the Federal Reserve to address inflation, fluctuations in energy prices, and the potential impacts of tariffs and geopolitical events create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. We have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. Although we regularly monitor vendors in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations.

During the six months ended June 30, 2025, the average cost of shipping and handling was $2.97 per case, as compared to $2.54 per case for the six months ended June 30, 2024. The Company has experienced increases in freight costs and there remains a volatile pricing environment. The Company will continue to monitor pricing and availability in transportation and has implemented plans designed to manage this risk. In the past, the Company has been negatively impacted by supply chain challenges affecting our ability to benefit from strong demand for, and increased sales of our product. Any disruption caused by labor shortages, significant raw material cost inflation, logistics issues, increased freight costs, or port congestion, may adversely impact margins in the future.

Results of Operations – Three Months Ended June 30, 2025, as compared to Three Months Ended June 30, 2024

The following table sets forth key statistics for the three months ended June 30, 2025 and 2024, respectively, in thousands.

	Three Months Ended June 30,		Pct.
	2025	2024	Change
Gross billing (A)	$11,569	$13,584	-15%
Less: Promotional and other allowances (B)	2,046	1,710	20%
Net sales	$9,523	$11,874	-20%

Cost of goods sold	8,716	8,043	8%
% of Gross billing	75%	59%
% of Net sales	92%	68%
Gross profit	$807	$3,831	-79%
% of Net sales	8%	32%

Expenses
Delivery and handling	$1,572	$1,423	10%
% of Net sales	17%	12%
Dollar per case ($)	$2.83	$2.18
Selling and marketing	1,271	1,097	16%
% of Net sales	13%	9%
General and administrative	3,757	1,980	90%
% of Net sales	39%	17%
Total operating expenses	6,600	4,500	47%

Loss from operations	$(5,793)	$(669)	766%

Interest expense and other income (expense)	$(255)	$(2,543)	-90%

Net loss	$(6,048)	$(3,212)	89%

Loss per share – basic and diluted	$(0.13)	$(0.77)	-83%

Weighted average shares outstanding - basic & diluted	46,367,047	4,187,291	1007%

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

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity from the second quarter of 2024 through the second quarter of 2025.

		2025					2024			Q2 Per Case			H1 Per Case
		Q1	Q2	H1	Q2 vs PY	H1 vs PY	Q1	Q2	H1	2025	2024	vs PY	2025	2024	vs PY
Cases:
	Reed’s	340	372	712	-10%	-6%	348	413	761
	Virgil’s	180	194	375	-19%	-4%	151	239	389
	Total Core	520	555	1,075	-15%	-7%	499	652	1,151
	Non Core	-	-	-	-%	%	-	-	-
	Total	520	555	1,075	-15%	-7%	499	652	1,151

Gross Billing:
	Core	$11,013	$11,569	$22,582	-15%	-6%	$10,377	$13,584	$23,961	$20.8	$20.8	-%	$21.0	$20.8	1%
	Non Core	-	-	-	-%	-100%	2	-	2	-		%		-	-100%
	Total	$11,013	$11,569	$22,582	-15%	-6%	$10,379	$13,584	$23,963	$20.8	20.8	-%	21.0	20.8	1%

Discounts:	Total	$(984)	$(2,046)	$(3,030)	20%	21%	$(784)	$(1,710)	$(2,494)	$(3.7)	$(2.6)	-41%	$(2.8)	$(2.2)	30%

COGS:
	Core	$(6,627)	$(8,716)	$(15,343)	8%	8%	$(6,182)	$(8,042)	$(14,225)	$(15.7)	$(12.3)	27%	$(14.2)	$(12.4)	15%
	Non Core	-	-	-	%	%	-	-	-	-	-	-%	-	-	-%
	Total	$(6,627)	$(8,716)	$(15,343)	8%	8%	$(6,182)	$(8,043)	$(14,225)	$(15.7)	$(12,3)	-27%	$(14.2)	$(12.4)	15%

Gross Profit:		$3,402	$807	$4,209	-79%	-42%	$3,413	$3,831	$7,244	$1.45	$5.88	-75%	$3.9	$6.3	-38%
as % Net Sales		34%	8%	22%			36%	32%	34%

Sales, Cost of Sales, and Gross Margins

As part of the Company’s ongoing initiative to simplify and streamline operations, the Company has identified core products on which to place its strategic focus. These core products consist of Reed’s and Virgil’s branded beverages. Non-core products consist primarily of Wellness Shots, candy and slower selling discontinued Reed’s and Virgil’s SKUs.

Core beverage volume for the three months ended June 30, 2025, represents 100% of all beverage volume.

Core brand gross billing decreased by 15% to $11,569 during the three months ended June 30, 2025, compared to $13,584 during the same period last year, driven by Virgil’s volume decline of 19% and Reed’s volume decline of 10%. Price on our core brands increased 1% to $21.01 per case. The decrease in gross billing was a result of lower volumes with recurring national customers.

Discounts as a percentage of gross sales were 18% during the three months ended June 30, 2025, compared to 13% in the same period last year. As a result, net sales decreased 20% during the three months ended June 30, 2025, to $9,523, compared to $11,874 in the same period last year driven by lower volumes with recurring national customers and higher promotional and other allowances.

Cost of Goods Sold

Cost of goods sold increased $673 during the three months ended June 30, 2025, as compared to the same period last year. As a percentage of net sales, cost of goods sold for the three months ended June 30, 2025, was 92% as compared to 68% for the same period last year. The increase in cost of goods sold was primarily driven by inventory write-offs related to changes in product portfolio optimization made by new management, in an amount of $1.606, incurred in June 2025.

The total cost of goods sold per case increased to $15.70 per case in the three months ended June 30, 2025, from $12.34 per case for the same period last year.

Gross Margin

Gross margin was 8% for the three months ended June 30, 2025, compared to 32% for the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses increased by $149 in the three months ended June 30, 2025, to $1,572 from $1,423 in the same period last year, primarily driven by transportation costs associated with increased finished goods production. Delivery costs in the three months ended June 30, 2025, were 17% of net sales and $2.83 per case, compared to 12% of net sales and $2.18 per case during the same period last year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses were $1,271 during the three months ended June 30, 2025, compared to $1,097 during the same period last year. As a percentage of net sales, selling and marketing costs were 13% during the three months ended June 30, 2025, as compared to 9% during the same period last year. The increase was primarily driven by higher employee related costs and marketing expenditures.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses were $3,757 in the three months ended June 30, 2025, an increase of $1,777 over the same period last year. As a percentage of net sales, general and administrative expenses were 39% during the three months ended June 30, 2025, as compared to 17% during the same period last year. The increase was driven by contract proceedings costs and the Company’s investments in personnel and related services to support growth initiatives.

Loss from Operations

The loss from operations was $5,793 for the three months ended June 30, 2025, as compared to a loss of $669 in the same period last year driven by decreased gross profit and increased operating expenses discussed above.

Interest and Other Expense

Interest and other expense for the three months ended June 30, 2025, consisted of $301 of interest expense offset by $46 of other income. During the same period last year, interest and other expense consisted of $1,150 of interest expense and $1,393 of the change in fair value of our SAFE investments.

Modified EBITDA

In addition to our GAAP results, we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income (loss), income (loss) from operations or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, tax expense, depreciation and amortization, stock-based compensation, changes in fair value of warrant expense, change in fair value of SAFE agreements, legal and insurance settlements, contract proceedings, non-recurring professional fees, inventory write-offs associated with exited categories and major packaging and formula changes, one-time changes in policy, impact of changes to accounting methodology and one-time restructuring-related costs including employee severance and asset impairment.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended June 30, 2025 and 2024 (unaudited; in thousands):

	Three Months Ended June 30
	2025	2024
Net loss	$(6,048)	$(3,212)

Modified EBITDA adjustments:
Depreciation and amortization	39	70
Tax expense	-	21
Interest expense	301	1,150
Change in fair value of SAFE investments	-	1,393
Stock option and other noncash compensation	99	93
Inventory write-offs	1,606
Professional fees	208	334
Severance	-	26
Contract proceedings	850	170
Total EBITDA adjustments	$3,103	$3,257

Modified EBITDA	$(2,945)	$45

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Modified EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Modified EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Modified EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Modified EBITDA does not reflect any cash requirements for such replacements.

Results of Operations – Six Months Ended June 30, 2025, as compared to Six Months Ended June 30, 2024

The following table sets forth key statistics for the six months ended June 30, 2025 and 2024, respectively, in thousands.

	Six Months Ended June 30,		Pct.
	2025	2024	Change
Gross billing (A)	$22,582	$23,963	-6%
Less: Promotional and other allowances (B)	3,030	2,494	21%
Net sales	$19,552	$21,469	-9%

Cost of goods sold	15,343	14,225	8%
% of Gross billing	68%	59%
% of Net sales	78%	66%
Gross profit	$4,209	$7,244	-42%
% of Net sales	22%	34%

Expenses
Delivery and handling	$3,199	$2,925	9%
% of Net sales	16%	14%
Dollar per case ($)	2.98	2.54
Selling and marketing	2,773	2,190	27%
% of Net sales	14%	10%
General and administrative	5,772	3,448	67%
% of Net sales	30%	16%
Total operating expenses	11,744	8,563	37%

Loss from operations	$(7,535)	$(1,319)	471%

Interest expense and other income (expense)	(544)	(3,566)	-85%

Net loss	$(8,079)	$(4,885)	65%

Loss per share – basic and diluted	$(0.18)	$(1.17)	-84%

Weighted average shares outstanding - basic & diluted	45,871,898	4,187,291	996%

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

Sales, Cost of Sales, and Gross Margins

As part of its ongoing initiative to simplify and streamline operations, the Company has identified core products on which to place its strategic focus. These core products consist of Reed’s and Virgil’s branded beverages. Non-core products consist primarily of Wellness Shots, candy and slower selling discontinued Reed’s and Virgil’s SKUs.

Core beverage volume for the six months ended June 30, 2025, represents 100% of all beverage volume.

Core brand gross billing decreased by 6% to $22,582 during the six months ended June 30, 2025, compared to $23,963 during the same period last year, driven by Reed’s volume decline of 6% and Virgil’s volume decline of 4%. Price on our core brands increased 1% to $21.01 per case. The decrease in gross billing was a result of lower volumes with recurring national customers.

Discounts as a percentage of gross sales were 13% during the six months ended June 30, 2025, compared to 10% in the same period last year. As a result, net sales decreased 9% during the six months ended June 30, 2024, to $19,552, compared to $21,469 in the same period last year driven by lower volumes with recurring national customers and higher promotional and other allowances.

Cost of Goods Sold

Cost of goods sold increased $1,118 during the six months ended June 30, 2025, as compared to the same period last year. As a percentage of net sales, cost of goods sold for the six months ended June 30, 2025, was 78% as compared to 66% for the same period last year. The increase in cost of goods sold was primarily driven by inventory write-offs related to changes in product portfolio optimization made by new management, in an amount of $1.661.

The total cost of goods per case increased to $14.27 per case in the six months ended June 30, 2025, from $12.36 per case for the same period last year.

Gross Margin

Gross margin was 22% for the six months ended June 30, 2024, compared to 34% for the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses increased by $274 in the six months ended June 30, 2025, to $3,199 from $2,925 in the same period last year, primarily driven by transportation costs associated with increased finished goods production. Delivery costs in the six months ended June 30, 2025, were 16% of net sales and $2.98 per case, compared to 14% of net sales and $2.54 per case during the same period last year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses were $2,773 during the six months ended June 30, 2025, compared to $2,190 during the same period last year. As a percentage of net sales, selling and marketing were 14% of net sales during the six months ended June 30, 2025, as compared to 10% of net sales during the same period last year. The increase was primarily driven by higher employee related costs and marketing expenditures.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses were $5,772 during the six months ended June 30, 2025, an increase of $2,324 over the same period last year. As a percentage of net sales, general and administrative expenses were 30% during th six months ended June 30, 2025, as compared to 16% during the same period last year. The increase was driven by contract proceedings costs and the Company’s investments in personnel and related services to support growth initiatives.

Loss from Operations

The loss from operations was $7,535 for the six months ended June 30, 2025, as compared to a loss of $1,319 in the same period last year driven by decreased gross profit and increased operating expenses discussed above.

Interest and Other Expense

Interest and other expense for the six months ended June 30, 2025, consisted of $590 of interest expense offset by $46 of other income. During the same period last year, interest and other expense consisted of $2,173 of interest expense and $1,393 of the change in fair value of our SAFE investments.

Modified EBITDA

In addition to our GAAP results, we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, tax expense, depreciation and amortization, stock-based compensation, changes in fair value of warrant expense, change in fair value of SAFE agreements, legal and insurance settlements, contract proceedings, non-recurring professional fees, inventory write-offs associated with exited categories and major packaging and formula changes, one-time changes in policy, impact of changes to accounting methodology and one-time restructuring-related costs including employee severance and asset impairment.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the six months ended June 30, 2025 and 2024 (unaudited; in thousands):

	Six Months Ended June 30,
	2025	2024
Net loss	$(8,079)	$(4,885)

Modified EBITDA adjustments:
Depreciation and amortization	92	138
Income taxes	-	75
Interest expense	590	2,173
Change in fair value of SAFE investments	-	1,393
Product quality hold write-down	-	29
Stock option and other noncash compensation	146	222
Inventory write-offs	1,661
Professional fees	208	334
Severance expense	3	26
Contract proceedings	850	-
Legal settlements	-	170
Total EBITDA adjustments	$3,550	$4,560

Modified EBITDA	$(4,529)	$(325)

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

Liquidity and Capital Resources

As reflected in the accompanying financial statements, for the six months ended June 30, 2025, the Company recorded a net loss of $8,079 and used cash in operations of $10,410. Cash used in operations was primarily for working capital as the Company invested $6,728 in inventory to more effectively fulfill customer demand. As of June 30, 2025, we had a cash balance of $2,677 and availability under our Senior Secured Loan of $100. Our Senior Secured Loan, which provides a revolving credit commitment in an aggregate amount of $10,000, is due on November 14, 2025 (see Note 5). The Company is evaluating refinancing alternatives for the Senior Secured Loan, which may include existing or new lenders.

Historically, we have financed our operations through existing cash balances, cash generated from operations, public and private issuance of common stock, preferred stock, convertible debt instruments, term loans and credit lines from financial institutions.

On June 4, 2025, the Company completed a private placement (the “Private Placement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors an aggregate of 3,225,807 common shares for total consideration of $3,000. Era Regenerative Medicine Ltd, sole shareholder of D&D Source of Life Holding, Ltd. and the company’s majority stockholder (a related party), served as lead investor, participating in this transaction in the amount of $1,000.

As of the issuance date of the financial statements included in this Quarterly Report on Form 10-Q, management expects that the Company’s existing cash of $2,677, cash generated from operations, and access to committed financing will be sufficient to fund the Company’s operating plan, which was approved by the Board of Directors in January 2025, for at least twelve months from the date of issuance of such financial statements; however, if the Company’s management and Board of Directors approve additional growth initiatives and related investment in human resources, working capital, new geographic markets, information technology, and other uses of cash, the Company may require additional funding.

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

We are also continuing to take actions to improve the Company’s operating performance and cash generated from operations, including product portfolio optimization, implementing strategies to increase sales, streamlining operations, improving supply chains, negotiating equitable vendor contracts, and managing product price architecture. However, we may be unsuccessful in executing these actions in a timely manner or at all.

If the Company is unable to raise additional capital whenever necessary or otherwise improve its operating performance or generation of cash from operations, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.

Net cash used in operating activities totaled $10,410 for the six months ended June 30, 2025, compared to $3,307 for the six months ended June 30, 2024. The increase in net cash used was primarily driven by changes in working capital, particularly an increase in inventory.

Net cash used in investing activities totaled $101 for the six months ended June 30, 2025, compared to $34 for the six months ended June 30, 2024. The increase in net cash used was primarily driven by purchases of property and equipment.

Net cash provided by financing activities totaled $2,797 for the six months ended June 30, 2025, compared to $3,064 net cash provided by financing activities for the six months ended June 30, 2024. The net cash provided by financing activities in the six months ended June 30, 2025 was primarily driven by proceeds from the sale of common stock in the Private Placement. The net cash provided by financing activities in the six months ended June 30, 2024 was primarily driven by proceeds from the issuance of a SAFE agreement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to ordinary, routine litigation incidental to our business, including routine litigations matters tendered to our insurance carriers. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable. Although the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such ordinary, routine litigation will not have a material adverse impact on our financial position, liquidity, or results of operations.

For additional information regarding legal proceedings see Note 10 “Transactions with California Custom Beverage, LLC, former related party” and Note 11 “Commitments and Contingencies” to our unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q. We believe there are currently no pending legal proceedings to which we or our property are subject that could have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes with respect to the risk factors disclosed in our 2024 Form 10-K.

Our Senior Secured Loan matures in November 2025 and we may not be able to secure refinancing or additional financing on favorable terms, or at all, to meet our future capital needs, which may in turn adversely affect our business.

Our Senior Secured Loan is due on November 14, 2025. The Senior Secured Loan provides a revolving credit commitment in an aggregate amount of $10,000 and, as of June 30, 2025, the principal amount outstanding was $9,900 and the remaining availability was $100. The Senior Secured Loan accrues interest at a per annum rate equal to 8.00% on the principal amount outstanding, payable quarterly in arrears. The Senior Secured Loan also accrues an unused fee at a rate per annum equal to 3.00% on the excess, if any, of the revolving credit commitment over the average principal amount outstanding from time to time during the preceding fiscal quarter, payable quarterly in arrears. The Senior Secured Loan is secured by substantially all of the Company’s assets, including all intellectual property. The Company is evaluating refinancing alternatives for the Senior Secured Loan, which may include existing or new lenders. As we seek refinancing alternatives, there can be no assurance that such refinancing will be available to us on favorable terms or at all. If we are unable to secure refinancing on favorable terms, or at all, our ability to continue to operate our business could be impaired, which would adversely affect our financial position and results of operations.

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

We may face difficulties as we expand our operations into new markets in which we have no prior operating experience.

As we work to grow our brand, we intend to enter into new markets, including eventually expanding into countries other than those in which we currently operate, including our recent expansion into new geographic markets in the Asia Pacific region. It may be difficult for us to understand and accurately predict taste preferences and purchasing habits of consumers in these new geographic markets. We will also face increased competition with larger competitors who have stronger established brands in such markets. The political, legal and social systems of certain territories pose difficult challenges related to establishing and maintaining control and ownership of our brand and intellectual property, as well as mitigating the risk of diverted sales to other territories and/or sales diverted into the U.S. It is also costly to establish, develop and maintain international operations and develop and promote our brands in international markets and we may face adverse tax consequences, tariffs, and barriers to trade. As we expand our business into new countries, we may encounter regulatory, legal, personnel, technological and other difficulties that increase our expenses and/or delay our ability to become profitable and compete effectively in such countries, which may have a material adverse effect on our business and brand.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None that have not been previously disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

See Index to Exhibits.

INDEX TO EXHIBITS

ITEM 15(a)(3)

The following is a list of the exhibits filed as part of this Form 10-Q. The documents incorporated by reference can be viewed on the SEC’s website at http://www.sec.gov.

Exhibit

3(i)	Certificate of Incorporation of Reeds, Inc. which is incorporated herein by reference to exhibit 3(i) to Form 10-K filed with SEC on March 28, 2025.
3(ii)	Amended and Restated Bylaws of Reed’s, Inc. which is incorporated by reference to exhibit 3(ii) to Form 10-K filed with SEC on March 28, 2025.
10.1†+	Retirement, Transition and Separation Agreement by and between Reed’s, Inc. and Norman E. Snyder, Jr. dated April 14, 2025, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on April 17, 2025.
10.2†+	Executive Employment Agreement by and between Reed’s, Inc. and Cyril Wallace dated April 16, 2025, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on April 17, 2025.
10.3†	Form of Confidentiality and Proprietary Information Agreement, incorporated by reference to Exhibit 10.4 to Form 8-K filed with the SEC on April 17, 2025.
10.4*	Form of Securities Purchase Agreement by and between Reed’s, Inc. and certain accredited investors dated May 28, 2025.
10.5*	Form of Registration Rights Agreement by and between Reed’s, Inc. and certain accredited investors dated May 28, 2025.
31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from Reed’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders (Deficit), (iv) the Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements.
104*	The cover page from the Reed’s, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL and contained in Exhibit 101.

* Filed herewith.

** These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

† Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this report.

+ Certain portions of this exhibit have been omitted because they are not material and are the type that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reed’s, Inc. (Registrant)

Date: August 13, 2025	/s/ Cyril A. Wallace, Jr.
Cyril A. Wallace, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	/s/ Douglas W. McCurdy
Douglas W. McCurdy
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

