Form 10-Q
period 2025-09-30
REED'S, INC.
filed 2025-11-04
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-32501

REED’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2177773
(State of incorporation)	(I.R.S. Employer Identification No.)

501 Merritt 7 PH, Norwalk, CT. 06851

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

There are 8,945,454 shares of the Company’s common stock, par value $.0001 per share, outstanding as of October 31, 2025.

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

ii

Part I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

REED’S, INC.,

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$4,136	$10,391
Accounts receivable, net of allowance of $714 and $859, respectively	2,434	3,979
Inventory, net	10,566	8,114
Receivable from former related party	169	144
Prepaid expenses and other current assets	770	683
Total current assets	18,075	23,311

Property and equipment, net of accumulated depreciation of $735 and $636, respectively	1,200	1,185
Intangible assets	650	644
Total assets	$19,925	$25,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,827	$6,956
Accrued expenses	1,328	984
Senior secured loan, net of deferred financing costs of $90 and $329, respectively	9,160	9,571
Payable to former related party	-	144
Current portion of lease liabilities	48	-
Total current liabilities	16,363	17,655

Lease liabilities, less current portion	805	837
Total liabilities	17,168	18,492

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 60,000,000 shares authorized; 8,945,454 and 7,561,875 shares issued and outstanding, respectively.	1	1
Additional paid in capital	166,612	158,437
Accumulated deficit	(163,950)	(151,884)
Total stockholders’ equity	2,757	6,648
Total liabilities and stockholders’ equity	$19,925	$25,140

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$7,033	$6,752	$26,585	$28,221

Cost of goods sold	5,695	5,537	19,377	19,762
Inventory write-offs	114	-	1,775	-
Total cost of goods sold	5,809	5,537	21,152	19,762

Gross profit	1,224	1,215	5,433	8,459

Operating expenses:
Delivery and handling expense	1,100	1,279	4,299	4,204
Selling and marketing expense	1,366	1,283	4,139	3,473
General and administrative expense	2,861	1,791	8,633	5,239
Total operating expenses	5,327	4,353	17,071	12,916

Loss from operations	(4,103)	(3,138)	(11,638)	(4,457)

Interest expense	(274)	(2,405)	(864)	(4,578)
Other income	395	-	441	-
Change in fair value of SAFE investments	-	1,393	-	-

Net loss	(3,982)	(4,150)	(12,061)	(9,035)

Dividends on Series A Convertible Preferred Stock	-	-	(5)	(5)

Net Loss Attributable to Common Stockholders	$(3,982)	$(4,150)	$(12,066)	$(9,040)

Loss per share – basic and diluted	$(0.48)	$(4.91)	$(1.54)	$(12.10)

Weighted average number of shares outstanding – basic and diluted	8,248,157	844,402	7,848,471	747,265

The accompanying notes are an integral part of these condensed financial statements

REED’S, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2025	8,112,124	$1	9,411	$94	$161,608	$(159,968)	$1,735
Fair value of vested options	-	-	-	-	4	-	4
Common stock issued for cash	833,330	-	-	-	5,000	-	5,000
Net loss	-	-	-	-	-	(3,982)	(3,982)
Balance, September 30, 2025	8,945,454	$1	9,411	$94	$166,612	$(163,950)	$2,757

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	7,561,714	$1	9,411	$94	$158,437	$(151,884)	$6,648

Fair value of vested options	-	-	-	-	60	-	60
Dividends on Series A	-	-	-	-	-	(5)	(5)
Common stock issued upon conversion of SAFE agreement	12,778	-	-	-	115	-	115
Common stock issued for cash	1,370,962	-	-	-	8,000	-	8,000
Net loss	-	-	-	-	-	(12,061)	(12,061)
Balance, September 30, 2025	8,945,454	$1	9,411	$94	$166,612	$(163,950)	$2,757

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2024	697,882	$-	9,411	$94	$119,674	$(143,617)	$(23,849)
Fair value of vested options	-	-	-	-	46	-	46
Common shares issued for cash	211,466	-	-	-	1,903	-	1,903
Common shares issued upon conversion of SAFE agreement	455,201	1			4,096		4,097
Net loss	-	-	-	-	-	(4,150)	(4,150)
Balance, September 30, 2024	1,364,549	$1	9,411	$94	$125,719	$(147,767)	$(21,953)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	697,882	$-	9,411	$94	$119,452	$(138,727)	$(19,181)

Fair value of vested options	-	-	-	-	268	-	268
Dividends on Series A Convertible Preferred Stock	-	-	-	-	-	(5)	(5)
Common shares issued for cash	211,466	-	-	-	1,903	-	1,903
Common shares issued upon conversion of SAFE agreement	455,201	1			4,096		4,097
Net loss	-	-	-	-	-	(9,035)	(9,035)
Balance, September 30, 2024	1,364,549	$1	9,411	$94	$125,719	$(147,767)	$(21,953)

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

(Amounts in thousands)

	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net loss	$(12,061)	$(9,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	121	88
Gain on disposal of property and equipment	(5)	-
Amortization of debt discount	273	568
Fair value of vested options	60	268
Product quality hold write-down	-	(29)
Change in allowance for doubtful accounts	(412)	(282)
		-
Inventory write-offs and change in reserve	991	(825)
Accrued interest	-	3,141
Changes in operating assets and liabilities:
Accounts receivable	1,957	1,084
Inventory	(3,443)	2,903
Prepaid expenses and other assets	(87)	(449)
Decrease in right of use assets	35	121
Accounts payable	(1,014)	180
Accrued expenses	339	173
		-
Lease liabilities	16	(160)
Net cash used in operating activities	(13,230)	(2,254)
Cash flows from investing activities:
Trademark costs	(6)	(7)
Purchase of property and equipment	(191)	(51)
Proceeds on sale of property and equipment	25	-
Net cash used in investing activities	(172)	(58)
Cash flows from financing activities:
Proceeds from line of credit	-	24,878
Payments on line of credit	-	(29,367)
Payment of accrued interest on convertible note payable	-	(513)
Proceeds from sale of common stock	8,000	1,903
Proceeds from convertible notes	-	1,400
Proceeds from SAFE agreement		4,097
Payment of note payable	(650)	-
Payment of cash recorded as debt discount	(34)	(335)
Amounts from former related party, net	(169)	(48)
Net cash provided by financing activities	7,147	2,015

Net decrease in cash	(6,255)	(297)
Cash at beginning of period	10,391	603
Cash at end of period	$4,136	$306

Supplemental disclosures of cash flow information:
Cash paid for interest	$326	$238
Non-cash investing and financing activities:
Reclass SAFE agreement from accounts payable to equity	$115	$-
Dividends on Series A Convertible Preferred Stock	$5	$5
Reclass of prepaid expenses and accounts payable	$-	$1,000

The accompanying notes are an integral part of these condensed financial statements.

REED’S, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of Reed’s, Inc. (the “Company”, “we”, “us”, or “our”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025. The accompanying condensed financial statements are unaudited, but in the opinion of management, contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2025, and the results of its operations and its cash flows for the nine months ended September 30, 2025 and 2024. The balance sheet as of December 31, 2024 is derived from the Company’s audited financial statements.

The results of operations for the nine months ended September 30, 2025, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2025.

Reverse Stock Split

On October 31, 2025, the Company effected a 1-for-6 reverse stock split of its common stock (the “Reverse Stock Split). The par value and the authorized shares of the common stock were not adjusted as a result of the Reverse Stock Split. All shares and per share amounts and information presented herein have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Liquidity

As reflected in the accompanying financial statements, for the nine months ended September 30, 2025, the Company recorded a net loss of $12,061 and used cash in operations of $13,230. Cash used in operations was primarily from our operating losses as well as for working capital, as the Company invested $3,443 in inventory to more effectively fulfill customer demand, and investment in strategic growth initiatives. As of September 30, 2025, we had a cash balance of $4,136 and no remaining availability under our Senior Secured Loan, as discussed further below.

Historically, we have financed our operations through existing cash balances, cash generated from operations, public and private issuance of common stock, preferred stock, convertible debt instruments, term loans and credit lines from financial institutions.

On September 15, 2025, the Company completed a private placement with certain accredited investors, pursuant to which the Company issued and sold to the investors an aggregate of 833,330 shares of common stock for total consideration of $5,000 (see Note 7).

On September 26, 2025, we entered into the first amendment to the loan agreement (as amended, the “Amended Loan Agreement”) governing our Senior Secured Loan (see Note 5). Pursuant to the Amended Loan Agreement, (i) the aggregate principal amount of the revolving credit commitment under the Senior Secured Loan was reduced to $9,250 from $10,000, (ii) interest payments became due on a monthly basis as of the last business day of each month, and (iii) the maturity date was extended to September 30, 2026. In connection with the Amended Loan Agreement, we repaid $650 of the aggregate outstanding principal balance, plus accrued interest.

Management expects that the Company’s existing cash of $4,136, cash generated from operations, and access to committed financing will be sufficient to fund the Company’s operating plan, which was approved by the Board of Directors in January 2025, for at least twelve months from the date of issuance of these financial statements; however, if the Company’s management and Board of Directors approve additional growth initiatives and related investment in human resources, working capital, new geographic markets, information technology, or other uses of cash, the Company may require additional funding.

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

Recent Trends - Market Conditions

Inflation, actions by the Federal Reserve to address inflation, fluctuations in energy prices, and the potential impacts of tariffs, trade tensions and geopolitical events create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. We have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. Although we regularly monitor vendors in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations.

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

For the nine months ended September 30, 2025 and 2024, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	September 30, 2025	September 30, 2024
Warrants	91,549	91,549
Options	47,072	21,385
Convertible note payable	-	307,472
Common stock equivalent of Series A Convertible Preferred stock	125	125
Total	138,746	420,531

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs for the three months ended September 30, 2025, and 2024, aggregated $50 and $8, respectively. Advertising costs for the nine months ended September 30, 2025, and 2024, aggregated $98 and $38, respectively.

Concentrations

Net sales. During the three months ended September 30, 2025, two customers accounted for 24% and 16% of net sales, respectively, and during the nine months ended September 30, 2025, three customers accounted for 20%, 15%, and 14% of net sales, respectively. During the three months ended September 30, 2024, two customers accounted for 18% and 15% of net sales, respectively, and during the nine months ended September 30, 2024, three customers accounted for 18%, 15%, and 11% of net sales, respectively. No other customers exceeded 10% of sales in either period.

Accounts receivable. As of September 30, 2025, the Company had accounts receivable with one customer which comprised 18% of its net accounts receivable. As of December 31, 2024, the Company had accounts receivable from two customers which comprised 17% and 14% of its net accounts receivable, respectively. No other customers exceeded 10% of net accounts receivable in either period.

The Company utilizes co-packers to produce 100% of its products. During the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company utilized seven separate co-packers for most of its production and bottling of beverage products in the United States. The Company has established relationships with these co-packers, including a former related party (see Note 10). Although there are other co-packers available to the Company, a change in co-packers may cause a delay in the production process, which could adversely affect operating results.

Purchases from vendors. During the nine months ended September 30, 2025, the Company’s largest vendor accounted for approximately 15% of all purchases. During the nine months ended September 30, 2024, the Company’s two largest vendors accounted for approximately 11% and 10% of all purchases. No other vendors exceeded 10% of all purchases in either period.

Accounts payable. As of September 30, 2025, one vendor accounted for 10% of total accounts payable. As of December 31, 2024, no vendor accounted for more than 10% of total accounts payable. No other vendors exceeded 10% of accounts payable in either period.

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

Foreign Currency

Cash denominated in Japanese Yen (JPY) with an aggregate US Dollar equivalent of $549 and $0 at September 30, 2025 and December 31, 2024, respectively, was held by the Company in accounts at a financial institution in Japan. We used the exchange rate in the following table to translate amounts denominated in non-USD currencies as of the periods noted:

	September 30, 2025	December 31, 2024

JPY:USD	147.90	NA

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

2. Inventory

Inventory consisted of the following:

	September 30, 2025	December 31, 2024
Raw materials and packaging	$4,658	$5,144
Finished products	5,908	2,970
Total	$10,566	$8,114

As of September 30, 2025 and December 31, 2024, inventory was net of a reserve of $1,185 and $1,296, respectively. During the nine months ended September 30, 2025, the Company incurred $1,775 of inventory charges related to changes in product portfolio optimization made by new management.

3. Property and Equipment

Property and equipment are comprised of the following:

	September 30, 2025	December 31, 2024
Right-of-use assets under operating leases	$832	$832
Leasehold improvements	138	84
Computer hardware and software	622	553
Vehicles	68	-
Machinery and equipment	275	352
Total cost	1,935	1,821
Accumulated depreciation and amortization	(735)	(636)
Net book value	$1,200	$1,185

Depreciation expense for the nine months ended September 30, 2025 and 2024 was $121 and $88, respectively, and amortization of right-of-use assets for the nine months ended September 30, 2025 and 2024 was $35 and $121, respectively.

4. Intangible Assets

Intangible assets consisted of the following:

	September 30, 2025	December 31, 2024
Brand names	$576	$576
Trademarks	74	68
Total	$650	$644

5. Senior Secured Loan Payable

The following sets forth amounts in respect of our senior secured loan:

	September 30, 2025	December 31, 2024
Senior secured loan payable	$9,250	$9,900
Deferred financing costs	(90)	(329)
Total	$9,160	$9,571

On November 14, 2024, the Company entered into a Senior Secured Loan and Security Agreement (the “Loan Agreement”) with certain funds affiliated with Whitebox Advisors LLC (“Whitebox”), as lenders, and Cantor Fitzgerald Securities, as administrative agent and collateral agent. The Loan Agreement provided a revolving credit commitment in an aggregate amount of $10,000 (the “Senior Secured Loan”). On September 26, 2025, the Company entered into an Amended Loan Agreement. The Amended Loan Agreement (i) reduced the aggregate principal amount of the revolving credit commitment to $9,250 from $10,000, (ii) changed interest payments on the revolving loan to be due monthly in arrears from quarterly in arrears, (iii) and extended the maturity date to September 30, 2026. The Senior Secured Loan accrues interest at a per annum rate equal to 8.00% on the principal amount outstanding, payable monthly in arrears. The Senior Secured Loan also accrues an unused fee at a rate per annum equal to 3.00% on the excess, if any, of the revolving credit commitment over the average principal amount outstanding from time to time during the preceding fiscal quarter, payable monthly in arrears. The Senior Secured Loan is secured by substantially all of the Company’s assets, including all intellectual property.

In connection with the entry into the Amended Loan Agreement, the Company repaid $650 of the aggregate outstanding principal balance, plus accrued interest.

As of September 30, 2025, and December 31, 2024, the principal amount outstanding on the Senior Secured Loan was $9,250 and $9,900, respectively, and the remaining availability was $0 and $100, respectively.

The Amended Loan Agreement includes customary restrictions that limit our ability to engage in certain types of transactions. Additionally, the agreement contains a financial covenant that requires us to meet a certain minimum cash balance and liquidity threshold as of the end of each month. We were in compliance with the Amended Loan Agreement as of September 30, 2025 and December 31, 2024.

The Company incurred $410 of direct costs associated with the Senior Secured Loan transaction, consisting primarily of broker, bank and legal fees. These costs have been deferred and are being amortized over the life of the agreement. The unamortized debt discount balance was $329 at December 31, 2024. For the nine months ended September 30, 2025, the company incurred $34 of additional fees, and the amortization of debt discount was $273. The unamortized debt discount balance was $90 at September 30, 2025. Additionally, in connection with the Amended Loan Agreement, the Company incurred $40 of direct costs, which were expensed.

6. Lease Liabilities

During the nine months ended September 30, 2025 and 2024, lease costs totaled $35 and $121, respectively.

As of December 31, 2024, operating lease liabilities totaled $837. During the nine months ended September 30, 2025, the Company made payments of $16 towards its operating lease liability. As of September 30, 2025, operating lease liabilities totaled $853, of which $48 was current. The Company’s right of use assets are presented as part of property and equipment (see Note 3).

As of September 30, 2025, the weighted average remaining lease term for the operating lease was 10.17 years. As of September 30, 2025, the weighted average discount rate on the operating lease was 8.0%.

7. Issuance of Common Stock

2025 Transactions

During 2024, the Company received $115 in gross proceeds from investors pursuant to Simple Agreements for Future Equity (“SAFE”) investments, which remained outstanding as of December 31, 2024. On April 3, 2025, the SAFE investments were converted to 12,778 common shares.

On June 4, 2025, the Company completed a private placement with certain accredited investors, pursuant to which the Company issued and sold to the investors an aggregate of 537,632 shares of common stock for total consideration of $3,000. D&D Source of Life Holding, Ltd. (“D&D”), the Company’s majority stockholder (a related party), served as lead investor, participating in this transaction in the amount of $1,000.

On September 15, 2025, the Company completed a private placement with certain accredited investors, pursuant to which the Company issued and sold to the investors an aggregate of 833,330 shares of common stock for total consideration of $5,000.

2024 Transactions

During 2024, the Company received $4,097 in gross proceeds from three significant stockholders of the Company, D&D, Union Square Park Partners LP, and John J. Bello, the Company’s former Chairman, pursuant to Simple Agreements for Future Equity (“SAFE”) investments. The SAFE investments were to convert into the next equity financing of Reed’s at the lesser of $9.00 per share or the per share price in the financing. D&D was given the right to designate a second independent director nominee to the board of directors of Reed’s and the company agreed to limit the size of its board of directors to nine (9) for so long as D&D owns 25% or more of the equity securities of the Company. The Company initially recorded the SAFE investments as a liability at $5,490 which was reflected on its June 30, 2024 balance sheet, and reflected a loss from change in fair value of SAFE investments of $1,393 at that date.

On September 9, 2024, the Company entered into a Securities Purchase Agreement with various purchasers for the issuance of 666,667 common shares for total consideration of $6,000. The various purchasers also held Company SAFE investments. The total capital raise was comprised of 455,201 shares of common stock valued at $4,097 upon conversion of the SAFE investments and  211,466 common shares issued to D&D for consideration of $1,903.

Upon conversion of the SAFE instruments during the three months ended September 30, 2024, the Company recorded a gain from change in fair value of SAFE investments of $1,393.

8. Stock-Based Compensation

Restricted common stock

On April 16, 2025, the Company’s board of directors appointed Cyril Wallace as Chief Executive Officer and member of the board of directors, pursuant to an executive employment agreement. Subject to the board of directors’ establishment of a new equity incentive plan and Mr. Wallace’s continued employment, Mr. Wallace will be granted a restricted stock award of 46,667 shares of common stock, vesting over a one-year term, and performance based stock options to purchase up to 231,361 shares of common stock. The performance-based stock options will be granted in tranches beginning in 2025 through 2027. Vesting of performance-based stock options will be subject to achievement of annual performance metrics established by the board of directors and agreed between the parties.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2025:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	54,034	$104.82	8.03	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Unvested forfeited	(3,629)	7.80	-	-
Vested forfeited	(3,333)	7.80	-	-
Outstanding at September 30, 2025	47,072	$119.16	7.05	$-
Exercisable at September 30, 2025	42,462	$130.32	6.92	$-

During the nine months ended September 30, 2025 and 2024, the Company recognized $60 and $268 of compensation expense relating to vested stock options, respectively. As of September 30, 2025, the aggregate amount of unvested compensation related to stock options was approximately $26, which will be recognized as an expense as the options vest in future periods through March 28, 2027.

As of September 30, 2025, the outstanding and exercisable options have no aggregate intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of September 30, 2025, which was $6.18, and the exercise price of the outstanding stock options.

9. Stock Warrants

The Company’s warrant activity during the nine months ended September 30, 2025 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2024	91,549	$52.32	1.85	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2025	91,549	$52.32	1.10	$-
Exercisable at September 30, 2025	91,549	$52.32	1.10	$-

As of September 30, 2025, the outstanding and exercisable warrants have no aggregate intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of September 30, 2025, which was $6.18, and the exercise price of the Company’s warrants to purchase common stock.

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

At September 30, 2025 and December 31, 2024, accounts receivable due from and accounts payable due to CCB were as follows:

	September 30, 2025	December 31, 2024
Accounts receivable, net of provision of $1,238 and $1,238 at September 30, 2025 and December 31, 2024, respectively	$169	$144
Accounts payable	-	(144)
Net (payable) receivable	$169	$-

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

11. Commitments and Contingencies

On July 1, 2025, the Company entered into a settlement and release agreement (the “Settlement”) related to an engagement letter with an investment bank dated May 1, 2023. Pursuant to the engagement letter, the Company agreed to pay the investment bank certain fees for services rendered. Pursuant to the Settlement, the Company paid the investment bank $1,600 and, effective immediately upon receipt of payment, the Company was released from any and all liability. The Company has provided for the Settlement in the accompanying financial statements.

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

	Nine Months Ended September 30,
	2025	2024
Operating expenses
Salaries	$3,973	$2,792
Insurance	372	389
Stock-based compensation	60	268
Selling and marketing	2,703	2,052
Freight and delivery	3,367	3,206
Warehousing	931	998
Other operating expenses	5,665	3,211
Total operating expenses	$17,071	$12,916

13. Subsequent Events

Reverse Stock Split

On October 31, 2025, the Company effected a 1-for-6 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of common stock. The Reverse Stock Split reduced the number of shares of the Company’s issued and outstanding common stock, as well as the number of shares subject to then-outstanding warrants and the exercise price thereof and the number of shares available for future issuance under the Company’s equity plans, the number of shares subject to such awards and purchase rights and the exercise and purchase price of, and other terms and conditions relating to, such awards and purchase rights. The conversion terms of the Preferred Stock have also been adjusted automatically such that each share of Series A Convertible Preferred Stock will be convertible into the number of shares of common stock that would have been issuable if all of the outstanding shares of Preferred Stock were converted into common stock immediately prior to the Reverse Stock Split. No fractional shares were distributed as a result of the Reverse Stock Split, and stockholders were entitled to a cash payment in lieu of fractional shares. The Reverse Stock Split did not affect the par value or total number of authorized shares of common stock. Accordingly, all share and per share amounts for all periods presented in the condensed consolidated financial statements have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split.

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

Results of Operations

Overview

During the nine months ended September 30, 2025, the Company continued its focus on driving sales growth, improving gross margin, and reducing freight costs. The sales growth initiatives include channel expansion, in-store product placements, new product innovation and improved sales execution. The gross margin enhancement initiatives include product portfolio optimization, equitable supplier negotiations, streamlining co-packer processes, and efficient inventory management. Underpinning these initiatives is a focus on strategically reducing operating costs, particularly delivery and handling expenses.

During the nine months ended September 30, 2025, the Company began an expansion into new geographic markets in the Asia Pacific region. The Company formed a wholly owned subsidiary Reed’s (Asia) Limited (BVI). Reed’s (Asia) Limited subsequently formed five additional wholly owned subsidiaries, Reed’s (Hong Kong) Limited, Reed’s (Japan) Limited, Jiangzhi Beverage (Hainan) Co. Limited, Reed’s Beverages (Singapore) PTE Limited, and Shenshen Jiangzi Beverage Co. Limited. These subsidiaries are an early part of the Company’s strategic expansion in the Asia Pacific region. The Company expects continued investment in its Asia Pacific growth initiative. Reed’s (Asia) Limited did not generate sales in the nine months ended September 30, 2025.

Recent Trends – Market Conditions

Although the U.S. economy continued to grow in the first half of 2025 and throughout 2024, inflation, actions by the Federal Reserve to address inflation, fluctuations in energy prices, and the potential impacts of tariffs, trade tensions and geopolitical events create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. We have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. Although we regularly monitor vendors in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations.

During the nine months ended September 30, 2025, the average cost of shipping and handling was $2.84 per case, as compared to $2.66 per case for the nine months ended September 30, 2024. The Company has experienced increases in freight costs and there remains a volatile pricing environment. The Company will continue to monitor pricing and availability in transportation and has implemented plans designed to manage this risk. In the past, the Company has been negatively impacted by supply chain challenges affecting our ability to benefit from strong demand for, and increased sales of our product. Any disruption caused by labor shortages, significant raw material cost inflation, logistics issues, increased freight costs, or port congestion, may adversely impact margins in the future.

Recent Developments

Private Placement

On September 12, 2025, we entered into a securities purchase agreement with six accredited investors for the issuance and sale in a private placement of 833,330 shares of our common stock, at a purchase price of $6.00 per share, for aggregate gross proceeds of $5,000 (the “September 2025 Private Placement”). The September 2025 Private Placement closed on September 15, 2025 (the “September 2025 PIPE Closing Date”).

In connection with the September 2025 Private Placement, we entered into a registration rights agreement, dated as of September 12, 2025, with the investors, pursuant to which we agreed to prepare and file a registration statement with the SEC registering the resale of the shares issued in September 2025 Private Placement. The registration statement was filed with the SEC on September 19, 2025, and declared effective on September 29, 2025.

Amended Senior Secured  Loan

On September 26, 2025, the Company entered into the Amended Loan Agreement governing the Senior Secured Loan with certain funds affiliated with Whitebox Advisors LLC, as lenders, and Cantor Fitzgerald Securities, as administrative agent and collateral agent. The Amended Loan Agreement (i) reduced the aggregate principal amount of the revolving credit commitment to $9,250 from $10,000, (ii) changed interest payments on the revolving loan to be due monthly in arrears from quarterly in arrears, (iii) and extended the maturity date to September 30, 2026.

Reverse Stock Split

On October 31, 2025, the Company effected a 1-for-6 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of common stock. The Reverse Stock Split reduced the number of shares of the Company’s issued and outstanding common stock, as well as the number of shares subject to then-outstanding warrants and the exercise price thereof and the number of shares available for future issuance under the Company’s equity plans, the number of shares subject to such awards and purchase rights and the exercise and purchase price of, and other terms and conditions relating to, such awards and purchase rights. The conversion terms of the Preferred Stock have also been adjusted automatically such that each share of Series A Convertible Preferred Stock will be convertible into the number of shares of common stock that would have been issuable if all of the outstanding shares of Preferred Stock were converted into common stock immediately prior to the Reverse Stock Split. No fractional shares were distributed as a result of the Reverse Stock Split, and stockholders were entitled to a cash payment in lieu of fractional shares. The Reverse Stock Split did not affect the par value or total number of authorized shares of common stock. See Note 13, Subsequent Events, to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q. The share and per share amounts included in this Quarterly Report on Form 10-Q have been adjusted to account for the anticipated Reverse Stock Split.

Results of Operations – Three Months Ended September 30, 2025, as compared to Three Months Ended September 30, 2024

The following table sets forth key statistics for the three months ended September 30, 2025 and 2024, respectively, in thousands.

	Three Months Ended September 30,		Pct.
	2025	2024	Change
Gross billing (A)	$9,279	$8,901	4%
Less: Promotional and other allowances (B)	2,246	2,149	5%
Net sales	$7,033	$6,752	4%

Cost of goods sold	5,809	5,537	5%
% of Gross billing	63%	62%
% of Net sales	83%	82%
Gross profit	$1,224	$1,215	1%
% of Net sales	17%	18%

Expenses
Delivery and handling	$1,100	$1,279	-14%
% of Net sales	16%	19%
Dollar per case ($)	$2.50	$2.99
Selling and marketing	1,366	1,283	6%
% of Net sales	19%	19%
General and administrative	2,861	1,791	60%
% of Net sales	41%	27%
Total operating expenses	5,327	4,353	22%

Loss from operations	$(4,103)	$(3,138)	31%

Interest expense and other income (expense)	$121	$(1,012)	-112%

Net loss	$(3,982)	$(4,150)	-4%

Loss per share – basic and diluted	$(0.48)	$(4.91)	-90%

Weighted average shares outstanding - basic & diluted	8,248,157	844,402	877%

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

(B) We define promotional and other allowances as costs deducted from gross billing that are associated with generating those sales. Management utilizes promotional and other allowances as an indicator of and to monitor operating performance of products, salespersons, and customer agreements. We believe that the presentation of promotional and other allowances provides a useful measure of our operating performance. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. The expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, however the disclosure thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following: (i) reimbursements given to the Company’s distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (ii) the Company’s agreed share of fees given to distributors and/or directly to retailers for in-store marketing and promotional activities; (iii) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (iv) incentives given to the Company’s distributors and/or retailers for achieving or exceeding certain predetermined sales goals; and (v) discounted or free products. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year.

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity from the third quarter of 2024 through the third quarter of 2025.

		2025						2024				Q3 Per Case			YTD Per Case
		Q1	Q2	Q3	YTD	Q3 vs PY	YTD vs PY	Q1	Q2	Q3	YTD	2025	2024	vs PY	2025	2024	vs PY
Cases:
	Reed’s	340	372	297	1,009	17%	0%	348	413	253	1,014
	Virgil’s	180	183	143	506	-18%	-10%	151	239	175	565
	Total Core	520	555	440	1,515	3%	-4%	499	652	428	1,579
	Non Core	-	-	-	-	-	-	-	-	-	-
	Total	520	555	440	1,515	3%	-4%	499	652	428	1,579

Gross Billing:
	Core	$11,013	$11,569	$9,279	$31,861	4%	-3%	$10,377	$13,584	$8,901	$32,862	$21.1	$20.8	1%	$21.0	$20.8	1%
	Non Core	-	-	-	-	-	-	2	-	-	2	$-	$-	-	-	-	-
	Total	$11,013	$11,569	$9,279	$31,861	4%	-3%	$10,379	$13,584	$8,901	$32,864	$21.1	$20.8	1%	21.0	20.8	1%

Discounts:	Total	$(984)	$(2,046)	$(2,246)	$(5,276)	5%	14%	$(784)	$(1,710)	$(2,149)	$(4,643)	$(5.1)	$(5.0)	2%	$(3.5)	$(2.9)	21%

COGS:
	Core	$(6,627)	$(8,716)	$(5,809)	$(21,152)	5%	7%	$(6,182)	$(8,043)	$(5,537)	$(19,762)	$(13.2)	$(12.9)	2%	$(14.0)	$(12.5)	12%
	Non Core	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
	Total	$(6,627)	$(8,716)	$(5,809)	$(21,152)	5%	7%	$(6,182)	$(8,043)	$(5,537)	$(19,762)	$(13.2)	$(12.9)	2%	$(14.0)	$(12.5)	12%

Gross Profit:		$3,402	$807	$1,224	$5,433	1%	-36%	$3,413	$3,831	$1,215	$8,459	$2.8	$2.8	-2%	$3.6	$5.4	-33%
as % Net Sales		34%	8%	17%	20%			36%	32%	18%	30%

Sales, Cost of Sales, and Gross Margins

As part of the Company’s ongoing initiative to simplify and streamline operations, the Company has identified core products on which to place its strategic focus. These core products consist of Reed’s and Virgil’s branded beverages. Non-core products consist primarily of Wellness Shots, candy and slower selling discontinued Reed’s and Virgil’s SKUs.

Core beverage volume for the three months ended September 30, 2025, represents 100% of all beverage volume.

Core brand gross billing increased by 4% to $9,279 during the three months ended September 30, 2025, compared to $8,901 during the same period last year, driven by Reed’s volume increase of 17% offset by Virgil’s volume decline of 18%. The price on our core brands increased 1% to $21.03 per case.

Discounts as a percentage of gross sales were 24% during the three months ended September 30, 2025, compared to 24% in the same period last year. Net sales increased 4% during the three months ended September 30, 2025, to $7,033, compared to $6,752 in the same period last year driven by higher volumes with recurring national customers and substantially similar promotional and other allowances.

Cost of Goods Sold

Cost of goods sold increased $272 during the three months ended September 30, 2025, as compared to the same period last year. As a percentage of net sales, cost of goods sold for the three months ended September 30, 2025, was 83% as compared to 82% for the same period last year. The increase in cost of goods sold was primarily driven by inventory write-offs related to changes in product portfolio optimization made by new management, in an amount of $114.

The total cost of goods sold per case increased to $13.20 per case in the three months ended September 30, 2025, from $12.94 per case for the same period last year.

Gross Margin

Gross margin was 17% for the three months ended September 30, 2025, compared to 18% for the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses decreased by $179 in the three months ended September 30, 2025, to $1,100 from $1,279 in the same period last year, primarily driven by lower transportation costs. Delivery costs in the three months ended September 30, 2025, were 16% of net sales and $2.50 per case, compared to 19% of net sales and $2.99 per case during the same period last year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses were $1,366 during the three months ended September 30, 2025, compared to $1,283 during the same period last year. The increase was primarily driven by higher employee related costs and marketing expenditures. As a percentage of net sales, selling and marketing costs were 19% during the three months ended September 30, 2025, as compared to 19% during the same period last year.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses were $2,861 in the three months ended September 30, 2025, an increase of $1,070 over the same period last year. As a percentage of net sales, general and administrative expenses were 41% during the three months ended September 30, 2025, as compared to 27% during the same period last year. The increase was driven by the Company’s investments in personnel and related services to support growth initiatives.

Loss from Operations

The loss from operations was $4,103 for the three months ended September 30, 2025, as compared to a loss of $3,138 in the same period last year driven by increased operating expenses discussed above.

Interest and Other Expense

Interest and other expense for the three months ended September 30, 2025, consisted of $274 of interest expense offset by $395 of other income. During the same period last year, interest and other expense consisted of $2,405 of interest expense offset by $1,393 change in the fair value of our SAFE investments.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended September 30, 2025 and 2024 (unaudited; in thousands):

	Three Months Ended September 30
	2025	2024
Net loss	$(3,982)	$(4,150)

Modified EBITDA adjustments:
Depreciation and amortization	64	71
Tax expense	-	(8)
Interest expense	274	2,405
Change in fair value of SAFE investments	-	(1,393)
Product quality hold write-down		15
Stock option and other noncash compensation	4	46
Gain on sale of property and equipment	(5)	-
Employee retention credit refund	(324)
Severance	144	16
Insurance payment on product quality claim	(100)	-
Total EBITDA adjustments	$57	$1,152

Modified EBITDA	$(3,925)	$(2,998)

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Modified EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Modified EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Modified EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Modified EBITDA does not reflect any cash requirements for such replacements.

Results of Operations – Nine Months Ended September 30, 2025, as compared to Nine Months Ended September 30, 2024

The following table sets forth key statistics for the nine months ended September 30, 2025 and 2024, respectively, in thousands.

	Nine Months Ended September 30,		Pct.
	2025	2024	Change
Gross billing (A)	$31,861	$32,864	-3%
Less: Promotional and other allowances (B)	5,276	4,643	14%
Net sales	$26,585	$28,221	-6%

Cost of goods sold	21,152	19,762	7%
% of Gross billing	66%	60%
% of Net sales	80%	70%
Gross profit	$5,433	$8,459	-36%
% of Net sales	20%	30%

Expenses
Delivery and handling	$4,299	$4,204	2%
% of Net sales	16%	15%
Dollar per case ($)	2.84	2.66
Selling and marketing	4,139	3,473	19%
% of Net sales	16%	12%
General and administrative	8,633	5,239	65%
% of Net sales	32%	19%
Total operating expenses	17,071	12,916	32%

Loss from operations	$(11,638)	$(4,457)	161%

Interest expense and other income (expense)	(423)	(4,578)	-91%

Net loss	$(12,061)	$(9,035)	33%

Loss per share – basic and diluted	$(1.54)	$(12.10)	-87%

Weighted average shares outstanding - basic & diluted	7,848,471	747,265	950%

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

(B) We define promotional and other allowances as costs deducted from gross billing that are associated with generating those sales. Management utilizes promotional and other allowances as an indicator of and to monitor operating performance of products, salespersons, and customer agreements. We believe that the presentation of promotional and other allowances provides a useful measure of our operating performance. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. The expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, however the disclosure thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following: (i) reimbursements given to the Company’s distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (ii) the Company’s agreed share of fees given to distributors and/or directly to retailers for in-store marketing and promotional activities; (iii) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (iv) incentives given to the Company’s distributors and/or retailers for achieving or exceeding certain predetermined sales goals; and (v) discounted or free products. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year.

Sales, Cost of Sales, and Gross Margins

As part of its ongoing initiative to simplify and streamline operations, the Company has identified core products on which to place its strategic focus. These core products consist of Reed’s and Virgil’s branded beverages. Non-core products consist primarily of Wellness Shots, candy and slower selling discontinued Reed’s and Virgil’s SKUs.

Core beverage volume for the nine months ended September 30, 2025, represents 100% of all beverage volume.

Core brand gross billing decreased by 3% to $31,861 during the nine months ended September 30, 2025, compared to $32,862 during the same period last year, driven by Virgil’s volume decline of 10%. Price on our core brands increased 1% to $21.03 per case.

Discounts as a percentage of gross sales were 17% during the nine months ended September 30, 2025, compared to 14% in the same period last year. Net sales decreased 6% during the nine months ended September 30, 2025, to $26,585, compared to $28,221 in the same period last year driven by lower volumes with recurring national customers and higher promotional and other allowances.

Cost of Goods Sold

Cost of goods sold increased $1,390 during the nine months ended September 30, 2025, as compared to the same period last year. As a percentage of net sales, cost of goods sold for the nine months ended September 30, 2025, was 80% as compared to 70% for the same period last year. The increase in cost of goods sold was primarily driven by inventory write-offs related to changes in product portfolio optimization made by new management, in an amount of $1,775.

The total cost of goods per case increased to $13.96 per case in the nine months ended September 30, 2025, from $12.51 per case for the same period last year.

Gross Margin

Gross margin was 20% for the nine months ended September 30, 2024, compared to 30% for the same period last year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses increased by $95 in the nine months ended September 30, 2025, to $4,299 from $4,204 in the same period last year, primarily driven by higher transportation costs. Delivery costs in the nine months ended September 30, 2025, were 16% of net sales and $2.84 per case, compared to 15% of net sales and $2.66 per case during the same period last year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses were $4,139 during the nine months ended September 30, 2025, compared to $3,473 during the same period last year. The increase was primarily driven by higher employee related costs and marketing expenditures. As a percentage of net sales, selling and marketing were 16% of net sales during the nine months ended September 30, 2025, as compared to 12% of net sales during the same period last year.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses were $8,633 during the nine months ended September 30, 2025, an increase of $3,394 over the same period last year. As a percentage of net sales, general and administrative expenses were 32% during the nine months ended September 30, 2025, as compared to 19% during the same period last year. The increase was driven by contract proceedings costs and the Company’s investments in personnel and related services to support growth initiatives.

Loss from Operations

The loss from operations was $11,638 for the nine months ended September 30, 2025, as compared to a loss of $4,457 in the same period last year driven by lower gross profit and higher operating expenses discussed above.

Interest and Other Expense

Interest and other expense for the nine months ended September 30, 2025, consisted of $864 of interest expense offset by $441 of other income. During the same period last year, interest and other expense consisted of $4,578 of interest expense.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the nine months ended September 30, 2025 and 2024 (unaudited; in thousands):

	Nine Months Ended September 30,
	2025	2024
Net loss	$(12,061)	$(9,035)

Modified EBITDA adjustments:
Depreciation and amortization	156	209
Income taxes	-	67
Interest expense	864	4,578
Product quality hold write-down	-	44
Stock option and other noncash compensation	60	268
Professional fees	208	334
Severance expense	147	42
Contract proceedings	850	-
Gain on sale of property and equipment	(5)	-
Employee retention credit refund	(324)	-
Insurance payment on product quality claim	(100)	-
Legal settlements	-	170
Total EBITDA adjustments	$1,856	$5,712

Modified EBITDA	$(10,205)	$(3,323)

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

Liquidity and Capital Resources

As reflected in the financial statements included elsewhere in this Quarterly Report on Form 10-Q, for the nine months ended September 30, 2025, the Company recorded a net loss of $12,061 and used cash in operations of $13,230. Cash used in operations was primarily from our operating losses as well as for working capital, as the Company invested $3,443 in inventory to more effectively fulfill customer demand, and investment in strategic growth initiatives. As of September 30, 2025, we had a cash balance of $4,136 and no remaining availability under our Senior Secured Loan.

Historically, we have financed our operations through existing cash balances, cash generated from operations, public and private issuance of common stock, preferred stock, convertible debt instruments, term loans and credit lines from financial institutions.

On September 15, 2025, the Company completed a private placement with certain accredited investors, pursuant to which the Company issued and sold to the investors an aggregate of 833,330 common shares for total consideration of $5,000 (see Note 7).

On September 26, 2025, the Company entered into the Amended Loan Agreement governing the Senior Secured Loan with certain funds affiliated with Whitebox Advisors LLC, as lenders, and Cantor Fitzgerald Securities, as administrative agent and collateral agent. The Amended Loan Agreement (i) reduced the aggregate principal amount of the revolving credit commitment to $9,250 from $10,000, (ii) changed interest payments on the revolving loan to be due monthly in arrears from quarterly in arrears, (iii) and extended the maturity date to September 30, 2026. The Senior Secured Loan accrues interest at a per annum rate equal to 8.00% on the principal amount outstanding, payable monthly in arrears. The Senior Secured Loan also accrues an unused fee at a rate per annum equal to 3.00% on the excess, if any, of the revolving credit commitment over the average principal amount outstanding from time to time during the preceding fiscal quarter, payable monthly in arrears. The Senior Secured Loan is secured by substantially all of the Company’s assets, including all intellectual property.

In connection with the entry into the Amended Loan Agreement, the Company repaid $650 of the aggregate outstanding principal balance, plus accrued interest.

As of September 30, 2025 and December 31, 2024, the principal amount outstanding on the Senior Secured Loan was $9,250 and $9,900, respectively, and the remaining availability was $0 and $100, respectively.

The financing agreement with Whitebox includes customary restrictions that limit our ability to engage in certain types of transactions. Additionally, the agreement contains a financial covenant that requires us to meet a certain minimum cash balance and liquidity threshold as of the end of each month. We were in compliance with the terms of our agreement with Whitebox as of September 30, 2025 and December 31, 2024.

The Company incurred $410 of direct costs associated with the Senior Secured Loan transaction, consisting primarily of broker, bank and legal fees. These costs have been deferred and are being amortized over the life of the agreement. The unamortized debt discount balance was $329 at December 31, 2024. For the nine months ended September 30, 2025, the company incurred $34 of additional fees, and the amortization of debt discount was $239. The unamortized debt discount balance was $90 at September 30, 2025. Additionally, in connection with the Amended Loan Agreement, the Company incurred 40 of direct costs, which were expensed.

Management expects that the Company’s existing cash of $4,136, cash generated from operations, and access to committed financing will be sufficient to fund the Company’s operating plan, which was approved by the Board of Directors in January 2025, for at least twelve months from the date of issuance of the financial statements included elsewhere in this Quarterly Report on Form 10-Q; however, if the Company’s management and Board of Directors approve additional growth initiatives and related investment in human resources, working capital, new geographic markets, information technology, and other uses of cash, the Company may require additional funding.

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

Net cash used in operating activities totaled $13,230 for the nine months ended September 30, 2025, compared to $2,254 for the nine months ended September 30, 2024. The increase in net cash used in operating activities was primarily driven by operating losses, working capital, and investment in strategic growth initiatives.

Net cash used in investing activities totaled $172 for the nine months ended September 30, 2025, compared to $58 for the nine months ended September 30, 2024. The increase in net cash used in investing activities was primarily driven by purchases of property and equipment.

Net cash provided by financing activities totaled $7,147 for the nine months ended September 30, 2025, compared to $2,015 net cash provided by financing activities for the nine months ended September 30, 2024. The net cash provided by financing activities in the nine months ended September 30, 2025 was primarily driven by proceeds from the sale of common stock in two private placements. The net cash provided by financing activities in the nine months ended September 30, 2024 was primarily driven by proceeds from the issuance of a SAFE agreement.

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

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our Senior Secured Loan matures in September 2026 and we may not be able to secure refinancing or additional financing on favorable terms, or at all, to meet our future capital needs, which may in turn adversely affect our business.

Our Senior Secured Loan is due on September 30, 2026. The Senior Secured Loan provides a revolving credit commitment in an aggregate amount of $9,250 and, as of September 30, 2025, the principal amount outstanding was $9,250 and the remaining availability was $0. The Senior Secured Loan accrues interest at a per annum rate equal to 8.00% on the principal amount outstanding, payable monthly in arrears. The Senior Secured Loan also accrues an unused fee at a rate per annum equal to 3.00% on the excess, if any, of the revolving credit commitment over the average principal amount outstanding from time to time during the preceding fiscal quarter, payable monthly in arrears. The Senior Secured Loan is secured by substantially all of the Company’s assets, including all intellectual property. There can be no assurance that the Company will be able to refinance the Senior Secured Loan on favorable terms or at all. If we are unable to secure refinancing on favorable terms, or at all, our ability to continue to operate our business could be impaired, which would adversely affect our financial position and results of operations.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

See Index to Exhibits.

INDEX TO EXHIBITS

ITEM 15(a)(3)

The following is a list of the exhibits filed as part of this Form 10-Q. The documents incorporated by reference can be viewed on the SEC’s website at http://www.sec.gov.

Exhibit

3(i)	Certificate of Incorporation of Reeds, Inc., incorporated by reference to Exhibit 3(i) to Form 10-K filed with SEC on March 28, 2025.
3(ii)	Amended and Restated Bylaws of Reed’s, Inc. incorporated by reference to Exhibit 3(ii) to Form 10-K filed with SEC on March 28, 2025.
10.1	Form of Securities Purchase Agreement by and between Reed’s, Inc. and certain accredited investors dated September 12, 2025, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 16, 2025.
10.2	Form of Registration Rights Agreement by and between Reed’s, Inc. and certain accredited investors dated September 12, 2025, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on September 16, 2025.
10.3+	Amendment No. 1 to Senior Secured Loan and Security Agreement, by and between Reed’s, Inc., the Guarantors party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent, dated September 26, 2025, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 26, 2025.
31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from Reed’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders (Deficit), (iv) the Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements.
104*	The cover page from the Reed’s, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL and contained in Exhibit 101.

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

Reed’s, Inc. (Registrant)

Date: November 4, 2025	/s/ Cyril A. Wallace, Jr.
Cyril A. Wallace, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2025	/s/ Douglas W. McCurdy
Douglas W. McCurdy
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

