Form 10-K
period 2025-12-31
REED'S, INC.
filed 2026-03-25
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-32501

REED’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2177773
(State of incorporation)	(I.R.S. Employer Identification No.)

501 Merritt 7 PH, Norwalk, CT	06851
(Address of principal executive offices)	(Zip Code)

(800) 997-3337

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	REED	NYSE American LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2025 was $18,457,633.

There were a total of 11,820,429 shares of Common Stock outstanding as of March 20, 2026.

i

Unless the context otherwise requires, the terms the “Company,” “Reed’s,” “we,” “us,” “our,” and similar references in this Annual Report on Form 10-K refer to Reed’s, Inc. and its consolidated subsidiaries. This Annual Report on Form 10-K contains and incorporates by reference market data and industry statistics and forecasts that are based on independent industry publications and other publicly available information. Although we believe that these sources are reliable, we do not guarantee the accuracy or completeness of this information and we have not independently verified this information.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K contains statements reflecting our views about our future performance that constitute “forward-looking statements”. Statements that constitute forward-looking statements are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. The discussion of risks in this report is by no means all-inclusive but is designed to highlight what we believe are important factors to consider when evaluating our future performance.

ii

Summary Risk Factors

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our securities. These risks include, among others, the following:

●	We have incurred and may continue to incur losses, and we may be unable to achieve or maintain profitability.
●	Our current indebtedness contains, and any future indebtedness may contain, restrictions on our business. If we are unable to secure additional financing on favorable terms, or at all, when we require it, our ability to continue to grow our business or react to market conditions could be impaired and in turn adversely affect our financial position and results of operations.
●	Demand for our products can fluctuate significantly and our management’s estimates of future product demand may be inaccurate, particularly with new products. Further, we may be subject to a variety of other factors that impact timely production and shipment of our products. Our business and results of operations are impacted by product shortages as well as product surplus.
●	We may experience a reduced demand for some of our products due to health concerns (including obesity) and legislative initiatives against sweetened beverages.
●	Supply chain challenges have impacted our ability to respond effectively or in a timely manner to increases in demand for our products and have adversely impacted our business. Supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations and financial performance.
●	Damage to our reputation or brand image can adversely affect our business.
●	Any inability to compete effectively can adversely affect our business.
●	We are subject to international regulations that could adversely affect our business and results of operations.
●	Our performance significantly depends on the contributions of key personnel. If we lose key personnel, our operations and ability to manage our business may be affected.
●	If we are unable to adequately protect our intellectual property rights, or if we are found to infringe on the intellectual property rights of others, our business can be adversely affected.
●	Failure to comply with applicable laws and regulations can adversely affect our business.
●	Potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries or investigations inherent in our business can have an adverse impact on our business.
●	Significant changes to or failure to comply with various environmental laws may expose our co-packers to liability or cause them to close, relocate or operate at reduced production levels, which could adversely affect our business, financial condition and results of operations.
●	Water scarcity and poor quality could negatively impact our costs and capacity.
●	Climate change and legal or regulatory responses thereto may have a long-term adverse impact on our business and results of operations.
●	The market price of our common stock has been and may continue to be volatile or may decline regardless of our operating performance.
●	Our principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
●	Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
●	Our largest stockholder’s preemptive right could dissuade a strategic investor from making an investment in the Company.
●	We do not intend to pay dividends for the foreseeable future and, as a result, stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.
●	Our failure to meet the continued listing requirements of NYSE American could result in a de-listing of our common stock.

iii

PART I

Item 1. Business

Overview

We are a branded beverage company offering a portfolio of natural, premium, and functional beverages under the Reed’s and Virgil’s brands. Our products are sold in over 32,000 outlets across the United States and in select international markets. We compete within the U.S. carbonated soft drink (“CSD”) market by providing alternatives that we believe are better-for-you, with a focus on real ginger, clean-label ingredients, and functional formulations.

We operate an asset-light business model that relies on a network of independent co-packers and distributors. We believe this structure allows us to scale production efficiently, expand distribution, and introduce innovation without significant capital expenditures. We further believe this model positions us to respond quickly to consumer demand shifts and to enter new categories and geographies in a cost-efficient manner.

We have 50 products that are sold throughout the United States and the Asia-Pacific region. We produce our products through a network of seven independent manufacturers and distribute our products through five independent distribution centers.

Industry Overview

The U.S. CSD market grew approximately 2% to $46 billion in 2025 (source: IBISWorld). The U.S. ginger ale market grew approximately 6% to $2.9 billion in 2025 (source: The Business Research Company). Functional and “modern soda” products are expanding at double-digit rates, led by consumer demand for premium craft beverages with natural ingredients, lower sugar, and added functional benefits. We believe these trends create favorable conditions for our brand portfolio, which is aligned with the following macro-consumer drivers:

●	Growing consumer recognition of ginger as a functional wellness ingredient

●	Reduced sugar consumption

●	Clean label and natural ingredient demand

●	Premiumization, with consumers trading up to higher quality craft beverages

●	Non-alcohol alternatives with bold flavors

Brand Portfolio

We make our craft beverages with only premium, natural ingredients. Our products are free of genetically modified organisms (“GMOs”) and artificial preservatives. Over the years, Reed’s has developed several product offerings. In 2019, we streamlined our focus to core brands: Reed’s Ginger Beverages and Virgil’s Craft Sodas. In 2020, we launched our new line of Reed’s Real Ginger Ales, in both Full Sugar and Zero Sugar varieties, made with pressed organic ginger. In 2021, we entered the alcohol space with the launch of our RTD Classic Mule that is 7% alcohol by volume (“ABV”) and our RTD Hard Ginger Ale which is 5% ABV. In 2025, we launched a new multi-functional soda line that is formulated with organic ingredients.

Reed’s Craft Ginger Beer

Reed’s Craft Ginger Beer is set apart from other ginger beers by its proprietary process of pressing fresh ginger root, its exclusive use of natural ingredients, and its authentic Jamaican-inspired recipe. We do not use artificial preservatives, flavors, or colors. Reed’s Ginger Beer is certified kosher. We offer different levels of fresh ginger content, ranging from our lightest-spiced Original, to our medium-spiced Extra, and finally to our spiciest Strongest. We also offer three sweetener options: one with cane sugar; one with honey and pineapple juice; and another without sugar (Zero Sugar) made with stevia, a natural zero-calorie sweetener.

Reed’s Original Ginger Beer – Our first to market product uses a Jamaican-inspired recipe that calls for pressed organic ginger, honey, pineapple juice, lemon and lime juices, cane sugar, and spices.

Reed’s Premium Ginger Beer – Our Original Ginger Beer sweetened with honey and pineapple juice (no cane sugar added).

Reed’s Extra Ginger Beer – Contains 50% more fresh ginger than Reed’s Original recipe for extra spice.

Reed’s Strongest Ginger Beer – Contains 125% more fresh ginger than Reed’s Original for the strongest spice.

Reed’s Zero Sugar Extra Ginger Beer – Our Extra Ginger Beer sweetened with stevia, a natural zero-calorie sweetener (no cane sugar added).

Reed’s Real Ginger Ale

Reed’s Real Ginger Ale is unique for the category because it combines pressed organic ginger with the classic, refreshing taste that consumers love. It contains nothing artificial and is non-GMO project verified. We offer two sweetener options: one with cane sugar and the other with stevia, a natural zero-calorie sweetener.

Reed’s Real Ginger Ale –The only mass market ginger ale made with pressed organic ginger.

Reed’s Zero Sugar Real Ginger Ale –Our Real Ginger Ale sweetened with stevia, a natural zero-calorie sweetener (no cane sugar added).

Reed’s Real Cranberry Ginger Ale – Our seasonal holiday offering available September through December.

Reed’s Real Blackberry Ginger Ale - Our seasonal product holiday offering available September through December.

Reed’s Harvest Spiced Apple Cider – Our seasonal product holiday offering available September through December.

Reed’s Ready to Drink

Reed’s Zero Sugar Classic Mule – Our first-ever alcohol offering made with pressed organic ginger and a handcrafted brewing and fermentation process. It contains 7% ABV, and a light-spice flavor profile with no artificial colors, gluten, GMOs or caffeine. It is currently sold in 14 states.

Reed’s Zero Sugar Hard Ginger Ale – Our line of light refreshing hard ginger ales are available in four flavors: Cherry Lime, Mango, Strawberry Watermelon and Pineapple Coconut. They contain 5% ABV, 100 calories and zero carbohydrates and have no added sugar, artificial colors, gluten, GMOs or caffeine. It is currently sold in 14 states.

Reed’s Functional Soda

In 2025, we launched a new multi-functional soda line. This innovative lineup is formulated with pressed organic ginger, complex adaptogen mushroom extracts, and prebiotic fiber. Each serving contains only 5 grams of sugar, approximately 30 to 45 calories, 500 mg of adaptogens, and 2,000 to 5,000 mg of organic ginger. The flavor profile includes Lemongrass Ginger, Berry Bubbly, Strawberry Vanilla, and Root Beer.

Virgil’s Handcrafted Soda

Virgil’s is a premium handcrafted soda that uses only natural ingredients to create bold renditions of classic flavors. We do not use artificial preservatives, artificial colors, or GMO-sourced ingredients, and our Virgil’s line is certified kosher.

Handcrafted Line: Virgil’s first Handcrafted soda was launched in 1994. It began as one person’s passion to create the finest root beer ever produced and has since won numerous awards. Virgil’s difference is using natural ingredients to craft bold, classic soda flavors. Virgil’s Handcrafted line includes Root Beer, Vanilla Cream, Black Cherry, Orange Cream, and Cola.

Zero Sugar Line: Our Virgil’s Handcrafted Soda sweetened with stevia, a natural zero-calorie sweetener (no cane sugar added). This natural line of Zero Sugar flavors includes Root Beer, Vanilla Cream, Black Cherry, Orange Cream, Cola.

Flying Cauldron Soda

Flying Cauldron is a non-alcohol butterscotch beer prized for its creamy vanilla and butterscotch flavors. Sought after by beverage aficionados, Flying Cauldron is made with natural ingredients and no artificial flavors, sweeteners, preservatives, gluten, caffeine, or GMOs.

We believe our portfolio enables us to compete across multiple high-growth subcategories of the broader CSD market.

Scalable Operating Model

All of Reed’s products are manufactured through independent co-packers. They brew, blend, bottle, and package our products and charge us a fee, generally by the case, for the products produced. We have relationships with one co-packer in Pennsylvania, three in California, one in Washington, one in New York, and one in North Carolina. We believe this model provides:

●	Scalability. The ability to ramp production quickly without significant capital investment

●	Flexibility. The ability to shift production among multiple facilities to manage demand, reduce freight costs, and mitigate supply chain risks

●	Efficiency. The ability to drive down per-unit costs by introducing freight-friendly packaging, including a shift from glass bottles to aluminum cans.

Recently, we entered into a strategic partnership with a leading national logistics provider to manage freight and warehousing. We believe this partnership enhances efficiency and cost control across our supply chain.

Sales and Marketing

We have an experienced and geographically diverse sales force promoting our products, with senior sales representatives strategically placed in multiple regions across the United States, supported by local Reed’s sales staff. Additionally, we have sales managers handling national accounts for natural, specialty, grocery, mass, club, drug, liquor, convenience and on-premise channels. Our sales managers are responsible for all activities related to the sales, distribution, and marketing of our brands to our entire retail partner and distributor network in North America and in international markets. In addition to our internal sales team, we partner with independent sales brokers and outside representatives to promote our products in specific channels and key targeted accounts.

We sell to well-known popular natural food and gourmet retailers, large grocery store chains, mass merchants, club stores, convenience and drug stores, liquor stores, industrial cafeterias (corporate feeders), and to on-premises bars and restaurants nationwide and in some international markets. We also sell our products and promotional merchandise directly to consumers via the Internet through our Company website www.drinkreeds.com, Amazon, and third party e-commerce retailers.

Some of our representative key customers include:

●	Natural stores: Whole Foods Market, Sprouts, Natural Grocers by Vitamin Cottage, Fresh Thyme, NCG, and INFRA

●	Gourmet & specialty stores: Trader Joe’s, Erewhon, Gelson’s, Harmon’s, Bristol Farms, The Fresh Market, Woodman’s, Cost Plus World Market, and Cracker Barrel

●	Grocery and mass chains: Kroger (and all Kroger banners), Albertson’s/Safeway, Publix, Food Lion, Stop & Shop, H.E.B., Wegmans, Walmart, Raley’s, Savemart, Ingles, Harris Teeter, Hannaford, SEG/Winn Dixie, Giant, SpartanNash, Food Land, Lowes, Smart and Final, Bashes, Haggen, AFS, Market Basket, Meijer, Cub, and HyVee

●	Club stores: Costco

●	Liquor stores: BevMo!, ABC, and Total Wine and More

●	Convenience & drug stores: Duane Reade

Distribution Network

Our products are brought to market through a flexible distribution model, which is a mix of direct-store-delivery, customer warehouse, and distributor networks. The distribution system used depends on customer needs, product characteristics, and local trade practices.

Our product reaches the market in the following ways:

Direct to Natural & Specialty Wholesale Distributors

Our natural and specialty distributor partners operate a distribution network delivering thousands of SKUs of natural and gourmet products to thousands of small, independent, natural retail outlets around the U.S., along with national chain customers, both conventional and natural. This system of distribution allows our brands far reaching access throughout North America. During the past year we have expanded and will continue to expand in this distribution network.

Direct to Store Distribution (“DSD”) Through Non-Alcohol and Alcohol Beverage Distributor Network

Our independent distributor partners operate DSD systems which deliver primarily beverages, foods, and snacks directly to retail stores where the products are merchandised by their route sales and field sales employees. DSD enables us to merchandise with maximum visibility and appeal. DSD is especially well-suited to products frequently restocked and responds to in-store promotion and merchandising. We are focused on expanding our DSD network on a national basis.

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

Wholesale Distribution

We utilize a network of five independent distribution and consolidation centers across the United States to store and distribute our products. Our Wholesale Distribution network handles the wholesale shipments of our products. These distributors have a warehouse and distribution center, and ship Reed’s and Virgil’s products directly to the retailer (or to customers who opt for drop shipping).

International Expansion

We believe international markets represent a significant long-term growth opportunity. In 2025, we established Reed’s (Asia) Limited, with subsidiaries in Hong Kong, Japan, China and Singapore as part of our strategy to build a local presence in the Asia-Pacific region. We expect continued investment in our Asia-Pacific growth initiative.

Our international strategy emphasizes local co-packing arrangements and concentrate models, which we believe allow us to reduce freight costs and scale efficiently in markets where ginger is already a culturally relevant and widely consumed ingredient.

Growth Strategy

We intend to grow our business through the following strategic priorities:

●	Expand Distribution and Market Penetration. We intend to broaden retail coverage across mass, club, convenience, and liquor channels, and to expand our national DSD network to improve visibility and execution at the store level.

●	Drive International Expansion. We plan to leverage our newly formed Asia-Pacific subsidiaries to expand further into international markets. We believe select international regions provide natural alignment with our ginger-based portfolio.

●	Enhance Operational Efficiency and Reduce Costs. We continue to transition packaging to aluminum cans, optimize our co-packer network, and utilize consolidated freight and logistics services. We believe these initiatives will lower unit costs, improve gross margin potential, and reduce exposure to supply chain disruption.

●	Leverage Innovation in Modern Soda. We intend to expand our healthier soda line with new SKUs and flavors and continue to introduce beverages that align with health-conscious consumer trends favoring natural, premium, and functional alternatives.

Competition

Non-alcohol Beverages

Success in this competitive environment is dependent on effective promotion of existing products, introduction of new products, efficiency in production techniques, incorporation of technology and digital tools across all areas of our business, advertising campaigns, marketing programs, product packaging and pricing, new vending and dispensing equipment and brand and trademark development and protection. We believe that the strength of our brands, innovation and marketing, coupled with the quality of our products and flexibility of our distribution network, allows us to compete effectively.

The non-alcohol beverage segment of the commercial beverage industry is highly competitive, consisting of numerous companies ranging from small or emerging to very large and well established. Our non-alcohol products compete on the basis of brand recognition and loyalty, taste, price, value, quality, innovation, distribution, shelf space, advertising, marketing and promotional activity (including digital), packaging, convenience, service and the ability to anticipate and effectively respond to consumer preferences and trends, including increased consumer focus on health and wellness and sustainability and the continued acceleration of e-commerce and other methods of distributing and purchasing products. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers. Many of these brands have enjoyed broad, well-established national recognition for years, through well-funded advertising and other branding campaigns. Competitors in the ginger beer category include Goslings, Barritt’s, Fever Tree, Bundaberg, Cock ‘n Bull and Q; in the craft soda category we compete with brands such as Stewart’s, IBC, Zevia, Henry Weinhard’s, Boylan, Sprechers, and Jones Soda; In the Ginger Ale category we compete with Canada Dry, Schweppes, Seagram’s, Vernor’s, and Zevia.

We also compete for distributors who will concentrate on marketing our products over those of our competitors, provide stable and reliable distribution, and secure adequate shelf space in retail outlets.

Our products have a relatively high price, we have conducted minimal mass media advertising to date, and we have a small but growing presence in the mainstream market compared to many of our competitors, Our success in this competitive market is dependent on our natural beverage recipes, brand innovation, packaging, commitment to the highest quality standards, use of premium ingredients, and our proprietary ginger processing formula.

Ready to Drink

The Ready to Drink (RTD) category refers to pre-mixed, single serve alcohol beverages that offer convenience and quality for cocktail drinkers.

The start of the Covid-19 pandemic, when restaurants and bars closed in March 2020, helped propel the category with consumers bringing the on-premises cocktail occasion to their homes. This was a major boost for pre-mixed, single-serve RTDs. Without the recent quality improvements of RTD cocktails, however, it is unlikely that the category would have taken off. Today’s RTD cocktails bring much higher quality versus earlier wine coolers and malt-based hard lemonades. Premiumization has resulted in a new wave of products that have less sugar and more transparency. Variety has also been a key driver, allowing consumers ways to experiment without buying costly ingredients or spirits. Reed’s is poised to leverage these trends by bringing high-quality, crafted Mules and Hard Ginger Ale made with pressed organic ginger to the market.

Competitors in the RTD category include High Noon, Cutwater Spirits, Jack Daniel’s & Coca-Cola, NUTRL, BuzzBallz, On The Rocks, Jose Cuervo, 1800 Tequila, Bacardi, The Long Drink Company, and Fisher’s Island. In the Mule segment, competitors include Cutwater Spirits, Mule 2.0, Copper Can, Crafthouse Cocktails, and Cardinal Spirits.

Raw Materials

Substantially all of the raw materials used in the preparation, bottling and packaging of our products are purchased by Reed’s or by our co-packers in accordance with our specifications. Raw materials are delivered and stored at our various third-party co-packers.

Generally, the raw materials used in our products are obtained from multiple domestic and foreign suppliers. This provides a level of protection against a major supply constriction or adverse cost or supply impacts.

Many outside factors such as industry wide shortages, crop yield, weather, agricultural legislation, and the geopolitical climate impact supply and price; however, we source ingredients from multiple regions and suppliers to mitigate this risk.

Aluminum Cans and Glass Bottles

A significant component of our product cost is the purchase of aluminum cans and glass bottles. We are generally responsible for arranging the purchase, and delivery to our third-party co-packers, of the containers in which our beverage products are packaged. We source aluminum cans and glass bottles directly from manufacturers or indirectly through brokers or co-packers, based on their cost and availability regionally. These suppliers provide expertise in emerging package and material innovation that can be leveraged to further expand marketing and package offerings.

Working Capital Practices

Our working capital practices focus on optimizing the cash conversion cycle by efficiently managing receivables, payables, and inventory. Key working capital optimization strategies include implementing cash flow forecasts, digital invoicing, early pay discounts, involving the sales team, extended payment terms with suppliers, electronic workflows and payments, technology to predict demand and reduce inventory overstocking and related holding costs, and regular monitoring of key performance indicators to ensure liquidity and operational efficiency.

Seasonality

Sales of our non-alcohol beverages are moderately seasonal with higher-than-average volume in the warmer months. The volume of sales in the beverage business is affected by weather conditions from time to time. Additionally, a portion of our products are seasonal and only available at certain times of the year.

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

U.S. laws and regulations that apply to our business and the production, distribution and sale of our products include, but are not limited to: the Federal Food, Drug and Cosmetic Act and various state laws governing food safety and food labelling; the Food Safety Modernization Act; the Occupational Safety and Health Act and various state laws and regulations governing workplace health and safety; various federal, state and local environmental protection laws, as discussed below; the Federal Motor Carrier Safety Act; the Federal Trade Commission Act; the Lanham Act and various state law statutory and common law duties regarding false advertising; various federal and state laws and regulations governing our employment practices, including those related to equal employment opportunity, such as the Equal Employment Opportunity Act and the National Labor Relations Act and those related to overtime compensation, such as the Fair Labor Standards Act; various state and federal laws pertaining to sale and distribution of alcohol beverages; data privacy and personal data protection laws and regulations, including the California Consumer Privacy Act of 2018 (as modified by the California Privacy Rights Act); customs and foreign trade laws and regulations, including laws regarding the import or export of our products or ingredients used in our products and tariffs; laws regulating the sale of certain of our products in schools; and laws regulating the ingredients or substances contained in, or attributes of, our products. We are subject to various state and local statutes and regulations, including state consumer protection laws such as Proposition 65 in California, which requires that a specific warning appear on any product that contains a substance listed by the State of California as having been found to cause cancer or birth defects, unless the amount of such substance in the product is below a safe harbor level.

Certain jurisdictions have either imposed, or are considering imposing, new or increased taxes on the manufacture, distribution or sale of, ingredients or substances contained in, or attributes of, our products or commodities used in the production of our products. These taxes vary in scope and form: some apply to all beverages, including non-caloric beverages, while others apply only to beverages with a caloric sweetener (e.g., sugar). Similarly, some measures apply a single tax rate per ounce/liter on beverages containing over a certain level of added sugar (or other sweetener) while others apply a graduated tax rate depending upon the amount of added sugar (or other sweetener) in the beverages.

Certain jurisdictions have either imposed or are considering imposing regulations designed to increase recycling rates, encourage waste reduction, restrict the sale of products utilizing certain packaging or to carry warnings about the environmental impact of plastic packaging. It is possible that similar or more restrictive requirements may be proposed or enacted in the future.

Certain jurisdictions have either imposed, or are considering imposing, new or increased taxes on the manufacture, distribution or sale of our products, ingredients or substances contained in, or attributes of, our products or commodities used in the production of our products. These taxes vary in scope and form: some apply to all beverages while others apply only to beverages with a caloric sweetener (e.g., sugar). Similarly, some measures apply a single tax rate per ounce/liter on beverages containing over a certain level of added sugar (or other sweetener) while others apply a graduated tax rate depending upon the amount of added sugar (or other sweetener) in the beverage and some apply a flat tax rate on beverages containing a particular substance or ingredient, regardless of the level of such substance or ingredient.

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

We are also subject to various federal, state and international laws and regulations related to privacy and data protection, including the California Consumer Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020, and its extension, the California Privacy Rights Act (“CPRA”), which took effect on January 1, 2023. The interpretation and application of data privacy, cross-border data transfers and data protection laws and regulations are often uncertain and are evolving in the United States and internationally. We monitor pending and proposed legislation and regulatory initiatives to ascertain their relevance to and potential impact on our business and develop strategies to address regulatory trends and developments, including any required changes to our privacy and data protection compliance programs and policies.

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

Human Capital

Attracting, developing and retaining talent with the right skills to drive our business is central to our growth strategy. The strength of our workforce is one of the significant contributors to our success. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purpose of our equity plans was to retain and reward personnel through the granting of stock-options, in order to increase shareholder value and the success of our Company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

As of March 20, 2026, we had 44 full-time equivalent employees on our corporate staff. We employ additional personnel on a part-time basis as needed. We have never participated in a collective bargaining agreement. We believe relations with our employees are good.

Corporate Information

Reed’s Original Ginger Brew, created in 1987, was introduced to the market in Southern California stores in 1989. In 1991, we incorporated our business operations under the laws of the State of Florida under the name of “Original Beverage Corporation.” In September 2001, pursuant to a reincorporation merger, we changed our state of incorporation to the State of Delaware, and changed our name to “Reed’s, Inc.”

Our principal executive office is located at 501 Merritt 7 PH, Norwalk, Connecticut 06851. Our telephone number is (800) 997-3337. Our website address is https://investor.reedsinc.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part hereof.

The Reed’s logo, the name Reed’s, and other trademarks of Reed’s, Inc. are the property of Reed’s, Inc. Other trade names, trademarks and service marks used herein are the property of their respective owners.

Available Information

We intend to announce material information to the public through filings with the Securities and Exchange Commission (the “SEC”), on the investor relations page of our website, which is located at https://investor.reedsinc.com, press releases, public conference calls and public webcasts. The information disclosed through the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. We file electronically with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We make available on our investor relations website, free of charge, copies of these reports and other information as soon as reasonably practicable after we file such material with or furnish it to the SEC. The SEC also maintains a website that contains our SEC filings at www.sec.gov. Information found on, or accessible through these websites is not part of, and is not incorporated into, this Annual Report on Form 10-K or in any other report or document we file.

Item 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could adversely affect our business, results of operations, financial condition, reputation, and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but that may become material in the future.

Risks Related to Our Business and Industry

We have incurred and may continue to incur losses, and we may be unable to achieve or maintain profitability.

We incurred net losses of $15,842 million and $13,152 million for the fiscal years ended December 31, 2025 and 2024, respectively. While we aim to reduce costs, our operating expenses may increase over time as we continue to invest in growing our business, increasing our customer base, contract manufacturers and distributors, and expanding our selling and marketing channels. Our expansion efforts may prove more expensive than we anticipate, and there is no guarantee that these efforts will translate into sufficient sales to cover our expenses and result in profits. In addition, if our efforts to increase the average selling price of our products over time result in outsized volume decreases, our net sales may be adversely impacted and it will be challenging to achieve profitability or maintain pace with cost increases over time. We incur significant expenses in developing our innovative products and delivering, handling and marketing our products. Accordingly, we may not be able to achieve or maintain profitability, and we may continue to incur significant losses in the future.

Our quarterly and annual operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts or any guidance we may publicly provide, each of which may cause our stock price to fluctuate or decline.

We expect our operating results to be subject to quarterly and annual fluctuations which may, in turn, cause the price of our common stock to fluctuate substantially. Our net loss and other operating results will be affected by numerous factors, including:

●	the level of consumer demand and spending, which may vary significantly from period to period;

●	expenditures that we may incur to acquire, develop or commercialize additional products;

●	pricing pressures;

●	our ability to expand or maintain the geographic reach of our commercial efforts;

●	the degree of competition in our industry and any change in the competitive landscape of our industry;

●	announcements relating to strategic transactions, including acquisitions, collaborations, or similar arrangements;

●	positive or negative coverage in the media of our products or products of our competitors or our industry;

●	any intellectual property infringement lawsuit or opposition, interference, or cancellation proceeding in which we may become involved;

●	recruitment and departures of key personnel; and

●	adverse macroeconomic conditions or geopolitical events, including international trade relations and tariffs, high levels of inflation, heightened interest rates, and geopolitical tensions such as the conflicts between Ukraine and Russia and in the Middle East.

If our quarterly or annual operating results fall below the expectations of investors or securities analysts or any forecasts or guidance we may provide to the market, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide. We believe that quarterly or annual comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

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

Our current indebtedness contains, and any future indebtedness may contain, restrictions on our business. If we are unable to secure additional financing on favorable terms, or at all, when we require it, our ability to continue to grow our business or react to market conditions could be impaired and in turn adversely affect our financial position and results of operations.

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

On September 26, 2025, we entered into the first amendment (the “Amendment”) to our Senior Secured Loan and Security Agreement (as amended, the “Loan Agreement”) with certain funds affiliated with Whitebox Advisors, LLC (the “Lenders”) and Cantor Fitzgerald Securities, as administrative agent and collateral agent, with respect to our revolving credit facility (the “Senior Secured Facility”). The Amendment provides a revolving credit commitment in an aggregate amount of $9.25 million and, as of December 31, 2025, the principal amount outstanding was $9.25 million. The Senior Secured Facility is secured by substantially all of our assets, including all intellectual property. Our current and future indebtedness, including the revolving credit commitment under the Senior Secured Facility, may have significant negative effects on our operations, including:

●	impairing our ability to obtain additional financing in the future (or to obtain such financing on acceptable terms) for working capital, capital expenditures, acquisitions or other important needs, and subjecting us to other restrictive covenants that may reduce our ability to take certain corporate actions;

●	requiring us to dedicate a portion of our cash resources to the payment of interest and principal, reducing money available to fund working capital, capital expenditures, potential acquisitions, international expansion, new product development, new enterprise relationships and other general corporate purposes;

●	requiring us to repay the principal and accrued interest on the revolving credit commitment under the Senior Secured Facility in an event of default under the covenants thereof, which could impair our liquidity and reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other important needs;

●	limiting our ability to adjust to rapidly changing conditions in the industry, reducing our ability to withstand competitive pressures and making us more vulnerable to a downturn in general economic conditions or business than our competitors with relatively lower levels of debt; and

●	requiring us, in certain circumstances, to obtain approval from Whitebox Advisors, LLC and/or the lenders party to the Senior Secured Facility before embarking on certain mergers, acquisitions, capital expenditures, or other operational actions.

We intend to satisfy our current and future debt service obligations with our then existing cash and cash equivalents. However, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under the Senior Secured Facility or any other debt instruments. In addition, the Senior Secured Facility contains, and the agreements governing our future indebtedness may contain, restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interest. These restrictive covenants include, among others, limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, investments (including acquisitions), dividends and other restricted payments and transactions with affiliates. Our failure to make payments under or comply with other covenants contained in the documents governing our indebtedness could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our debt and potentially the foreclosure on our assets in the event we are unable to repay all amounts owed.

If we are unable to secure additional funding on favorable terms, or at all, when we require it, our ability to continue to grow our business to react to market conditions could be impaired, which would adversely affect our financial position and results of operations.

Demand for our products can fluctuate significantly and our management’s estimates of future product demand may be inaccurate, particularly with new products. Further, we may be subject to a variety of other factors that impact timely production and shipment of our products. Our business and results of operations are impacted by product shortages as well as product surplus.

Management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. During the year ended December 31, 2025, the Company incurred $2,013 of inventory write-offs related to changes in product portfolio optimization made by new management. During the year ended December 31, 2024, the Company incurred $277 of inventory write-offs related to inventory obsolescence.

When we underestimate demand for our products, we are unable to secure sufficient ingredients or raw materials or procure adequate packing arrangements to obtain adequate or timely shipment of our products, as a result of which we are not able to satisfy demand on a short-term basis.

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

Further, all of our products are produced by our co-pack partners. For most of our products, there are limited co-packing facilities in our markets with adequate capacity and/or suitable equipment to package our products. If a co-packer terminates its relationship with us, we have in the past, and will likely in the future, experience a delay finding a suitable replacement, which will negatively impact our business and financial results.

We depend on a limited number of customers for most of our revenue. The loss of, or a significant reduction in orders from our key customers that are not replaced by other orders from new or existing customers, would significantly reduce our revenue and adversely impact our business, financial condition and results of operations.

Our largest customers historically have accounted for a large portion of our sales. During the year ended December 31, 2025, our three largest customers comprised 21%, 15% and 14% of net sales, respectively. During the year ended December 31, 2024, our two largest customers comprised 18% and 17% of net sales, respectively. We believe that our operating results for the foreseeable future will continue to depend to a significant extent on sales attributable to certain customers. While we anticipate revenue attributable to our top customers will fluctuate from period to period, we expect to remain dependent on a small number of customers for a meaningful portion of our revenue for the foreseeable future. If our customers were to choose to reduce their orders or cease to order products from us or if our relationships with our customers or our distributors are disrupted for any reason and we are unable to replace those orders with orders from new or existing customers, there could be a significant negative impact on our business. Any reduction in sales attributable to our largest customers would have a significant and disproportionate impact on our business, financial condition and results of operations.

Reduction in future demand for our products would adversely affect our business.

Demand for our products depends in part on our ability to innovate and anticipate and effectively respond to shifts in consumer trends and preferences, including the types of products our consumers want and how they browse for, purchase and consume them. Consumer preferences continuously evolve due to a variety of factors, including: changes in consumer demographics, consumption patterns, diet (whether due to changes in consumer behavior and eating habits, the use of weight-loss drugs or other factors) and channel preferences (including continued increases in the e-commerce and online-to-offline channels); pricing; product quality; concerns or perceptions regarding packaging and its environmental impact (such as single-use and other plastic packaging); and concerns or perceptions regarding the nutrition profile and health effects of, or location of origin of, ingredients or substances in our products or packaging, including due to the results of third-party studies (whether or not scientifically valid). Concerns with any of the foregoing could lead consumers to reduce or publicly boycott the purchase or consumption of our products. Pandemics, epidemics or other disease outbreaks, such as COVID-19, and geopolitical events, international trade relations and tariffs, wars and other military conflicts have also impacted and could continue to impact consumer preferences and demand for our products. Consumer preferences are also influenced by perception of our brand image or the brand images of our products, the success of our advertising and marketing campaigns, our ability to engage with our consumers in the manner they prefer, including through the use of digital media or assets, and the perception of our use of social media and our response to political and social issues, geopolitical events, wars and other military conflicts or catastrophic events. These and other factors have reduced and could continue to reduce consumers’ willingness to purchase certain of our products, including as a result of public boycotts. Any inability on our part to anticipate or react to changes in consumer preferences and trends, or make the right strategic investments to do so, including investments in data analytics to understand consumer trends, can lead to reduced demand for our products, lead to inventory write-offs or erode our competitive and financial position, thereby adversely affecting our business and preventing us from gaining market share and achieving long-term profitability. In addition, our business operations, including our supply chain, are subject to disruption by geopolitical events, international trade relations and tariffs, wars and other military conflicts, natural disasters, pandemics, epidemics or other events beyond our control that could negatively impact product availability and decrease demand for our products.

We may experience a reduced demand for some of our products due to health concerns (including obesity) and legislative initiatives against sweetened beverages.

Consumers are concerned about health and wellness; public health officials and government officials are increasingly vocal about obesity and its consequences. There has been a trend among some public health advocates and dietary guidelines to recommend a reduction in sweetened beverages, as well as increased public scrutiny, new taxes on sugar-sweetened beverages (see also the risk factor captioned “Our effective tax rate or taxes aimed at our products can adversely affect our business or financial performance” for more information), and additional governmental regulations concerning the marketing and labelling/packing of the beverage industry. Additional or revised regulatory requirements, whether labelling, tax or otherwise, could have a material adverse effect on our financial condition and results of operations. Further, increasing public concern with respect to sweetened beverages could reduce demand for our beverages and increase desire for more low-calorie soft drinks, water, enhanced water, coffee-flavored beverages, tea, and beverages with natural sweeteners. We are continuously working to reduce calories and sugar in our products while launching additional products, to pair with existing brand extensions that round out our portfolio. However, there is no guarantee that our product lines will meet consumer expectations, shifting consumer preferences, or regulatory developments.

Our reliance on distributors, retailers and brokers could affect our ability to efficiently and profitably distribute and market our products, maintain our existing markets and expand our business into other geographic markets.

Our ability to maintain and expand our existing markets for our products, and to establish markets in new geographic distribution areas, is dependent on our ability to establish and maintain successful relationships with reliable distributors, retailers and brokers strategically positioned to serve those areas. Most of our distributors, retailers and brokers sell and distribute competing products and our products may represent a small portion of their businesses. The success of this network will depend on the performance of the distributors, retailers and brokers of this network. Our ability to incentivize and motivate distributors to manage and sell our products is affected by competition from other beverage companies who have greater resources than we do. To the extent that our distributors, retailers and brokers are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, our sales and results of operations could be adversely affected. Furthermore, such third parties’ financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sales activities. Our ability to maintain and expand our distribution network and attract additional distributors, retailers and brokers will depend on a number of factors, some of which are outside our control. Some of these factors include: (i) the level of demand for our brands and products in a particular distribution area; (ii) our ability to price our products at levels competitive with those of competing products; and (iii) our ability to deliver products in the quantity and at the time ordered by distributors, retailers and brokers. We may not be able to successfully manage all or any of these factors in any of our current or prospective geographic areas of distribution. Our inability to achieve success with regards to any of these factors in a geographic distribution area will have a material adverse effect on our relationships in that particular geographic area, thus limiting our ability to maintain or expand our market, which will likely adversely affect our revenues and financial results.

Supply chain challenges have impacted our ability to respond effectively or in a timely manner to increases in demand for our products and have adversely impacted our business. Supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations and financial performance.

We have experienced supply chain challenges. The disruption and increased lead times caused by labor shortages, significant raw material cost inflation, logistics issues, increased freight costs and ongoing port congestion have resulted in suppressed margins. The average cost of shipping and handling of our products during each of the years ended December 31, 2025 and 2024 was $2.75 per case. Although we have experienced decreases in freight costs and have implemented mitigation plans to manage this risk, in our opinion there remains a volatile environment, and we will continue to monitor pricing and availability in transportation. Any increase in transportation costs (including increases in fuel costs), shipping costs or warehouse costs, port or supplier-side delays, reductions in the transportation capacity of carriers, labor strikes or shortages in the transportation industry, disruptions to the national and international transportation infrastructure, decreased warehouse availability and unexpected delivery interruptions or delays may increase the cost of, and adversely impact, our logistics and our ability to provide quality and timely service to our distributors and customers.

Furthermore, periodic and often unpredictable industry-wide shortages of raw materials, including aluminum cans, glass bottles, and the principal ingredients used in our products, such as organic ginger and cane sugar, could disrupt or delay the production of certain products and adversely affect our operations and financial performance. The prices of the principal raw materials used in our products are subject to fluctuation. We are uncertain whether the prices of any of the foregoing or any other raw materials or ingredients we utilize will rise in the future and whether we will be able to pass any of such increases on to our customers. We do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or other raw materials. Although we regularly monitor companies in our supply chain and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations, financial condition, results of operations, and cash flows.

Damage to our reputation or brand image can adversely affect our business.

Maintaining a positive reputation is critical to selling our products. Our reputation or brand image could be adversely impacted by a variety of factors, including: particular ingredients in our products, including concerns regarding whether certain of our products contribute to obesity and other health conditions; any product quality or safety issues, including the recall of any of our products; any failure by us or by independent contract manufacturers and suppliers with whom we do business to comply with applicable laws and regulations or ethical business practices; marketing programs, use of social media; or any failure to effectively respond to negative or inaccurate comments about us on social media or otherwise regarding any of the foregoing. Damage to our reputation or brand image could decrease demand for our products, thereby adversely affecting our business.

We have in the past, and may in the future, use social media influencers and celebrities for product promotion and marketing, which may expose us to risk that such content could contain problematic, inaccurate, or misleading product or marketing claims. These influencers and celebrities could also engage in behavior that reflects poorly on our brand. Any claims or behavior by such influencers or celebrities may be attributed to us and expose us to fines, monetary liabilities, or could harm our brand reputation all of which could have an adverse impact on our business and operations. Although we take measures to confirm that public information about our company and brand is accurate, compliant with regulations and substantiated by factual analysis and research, we may be subject to claims that such information is false or misleading. Even if such claims are disproven, any negative publicity surrounding an assertion that our marketing materials are inaccurate could cause consumers to lose confidence in the safety and quality of our products. In addition, a judgment against us could lead to further litigation and have a material adverse effect on our business, financial condition, results of operations or liquidity.

Product recalls or other issues or concerns with respect to product quality and safety can adversely affect our business and financial condition.

We have recalled, and could in the future recall, products due to product quality or safety issues, such as mislabeling, spoilage or malfunction. Product quality or safety issues could reduce consumer confidence and demand for our products, cause production, inventory and delivery disruptions, and result in increased costs (including payment of fines, judgments and legal fees, and costs associated with alternative sources of production) and damage our reputation, all of which can adversely affect our business and financial condition. Any perception or allegation (whether or not valid) of failure to maintain adequate oversight over product quality or safety can result in product recalls, litigation, government investigations or inquiries or civil, all of which may result in fines, penalties and damages. In addition, while we currently maintain insurance coverage that, subject to its terms and conditions, is intended to address costs associated with certain aspects of product recalls, this insurance coverage may not, depending on the specific facts and circumstances surrounding an incident, cover all losses or all types of claims that arise from an incident, or the damage to our reputation or brands that may result from an incident.

Any inability to compete effectively can adversely affect our business.

Our products compete against products of international beverage companies, as well as regional, local and private label and economy brand manufacturers and other competitors, including smaller companies developing and selling micro brands directly to consumers through e-commerce platforms or through retailers focused on locally sourced products. Our products compete primarily on the basis of brand recognition and loyalty, taste, quality, innovation, distribution, shelf space, advertising, and promotional activity, packaging, convenience, and the ability to anticipate and effectively respond to consumer preferences and trends. Some of our competitors have significantly more financial resources than we do. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, changing their route to market, reducing prices or increasing promotional activities. Our business can be adversely affected if we are unable to effectively promote or develop our existing products or introduce and effectively market new products, if we are unable to improve operating efficiencies, if we are unable to effectively respond to supply disruptions, pricing pressure (including as a result of commodity inflation) or otherwise compete effectively, and we may be unable to grow or maintain sales or category share or we may need to increase capital, marketing or other expenditures. It is possible that our competitors may either respond to industry conditions or consumer trends more rapidly or effectively or resort to price competition to sustain market share, which could adversely affect our sales and profitability. See also the risk factor captioned “Changes in the retail landscape or in sales to any key customer can adversely affect our business. Increased competitor consolidations, market-place competition, particularly among branded beverage products, and competitive product and pricing pressures could impact our earnings, market share and volume growth.”

Changes in the retail landscape or in sales to any key customer can adversely affect our business. Increased competitor consolidations, market-place competition, particularly among branded beverage products, and competitive product and pricing pressures could impact our earnings, market share and volume growth.

The retail industry is impacted by the actions and increasing power of retailers, including as a result of increased consolidation of ownership resulting in large retailers or buying groups with increased purchasing power, particularly in North America, Europe and Latin America. In this changing retail landscape, retailers and buying groups have impacted and may continue to impact our ability to compete in these jurisdictions by demanding lower prices or increased promotional programs. We may be required to grant retailers price concessions that negatively impact our margins and our profitability in order to compete with larger companies with significantly greater financial resources. If we are not able to lower our cost structure adequately in response to such competitive customer pricing, and if we are not able to attract and retain a profitable customer mix and a profitable product mix, our profitability could continue to be adversely affected. Furthermore, our inability to resolve a significant dispute with customers, a change in the business conditions (financial or otherwise) of either of these customers, even if unrelated to us, a significant reduction in sales to either of them, or the loss of either of them could adversely affect our business.

The beverage industry is highly competitive. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with substantially greater financial resources than ours. Some of these competitors are placing severe pressure on independent distributors not to carry competitive sparkling brands such as ours. We also compete with regional beverage producers and “private label” soft drink suppliers.

Our direct competitors in the sparkling beverage category include traditional large beverage companies and distributors, and regional premium soft drink companies. These national and international competitors have advantages such as lower production costs, larger marketing budgets, greater financial and other resources and more developed and extensive distribution networks than ours. We may not be able to grow our volumes or maintain our selling prices, whether in existing markets or as we enter new markets.

Increased competitor consolidations, market-place competition, particularly among branded beverage products, and competitive product and pricing pressures could impact our earnings, market share and volume growth. If, due to such pressure or other competitive threats, we are unable to sufficiently maintain or develop our distribution channels, we may be unable to achieve our current revenue and financial targets. As a means of maintaining and expanding our distribution network, we intend to introduce product extensions and additional brands. We may not be successful in doing this, or it may take us longer than anticipated to achieve market acceptance of these new products and brands, if at all. Other companies may be more successful in this regard over the long term. Competition, particularly from companies with greater financial and marketing resources than ours, could have a material adverse effect on our existing markets, as well as on our ability to expand the market for our products.

We may face difficulties as we expand our operations into new markets in which we have no prior operating experience.

As we work to grow our brand, we intend to enter into new markets, including eventually expanding into countries other than those in which we currently operate, including our recent expansion into new geographic markets in the Asia-Pacific region. It may be difficult for us to understand and accurately predict taste preferences and purchasing habits of consumers in these new geographic markets. We will also face increased competition with larger competitors who have stronger established brands in such markets. The political, legal and social systems of certain territories pose difficult challenges related to establishing and maintaining control and ownership of our brand and intellectual property, as well as mitigating the risk of diverted sales to other territories and/or sales diverted into the U.S. It is also costly to establish, develop and maintain international operations and develop and promote our brands in international markets and we may face adverse tax consequences, tariffs, and barriers to trade. As we expand our business into new countries, we may encounter regulatory, legal, personnel, technological and other difficulties that increase our expenses and/or delay our ability to become profitable and compete effectively in such countries, which may have a material adverse effect on our business and brand.

Our performance significantly depends on the contributions of key personnel. If we lose key personnel, our operations and ability to manage our business may be affected.

Our performance significantly depends on the contributions of our executive officers and key employees, both individually and as a group and our ability to retain and motivate them. Certain of our officers and key personnel have many years of experience with us and in our industry and it may be difficult to replace them. If we lose key personnel, our operations and ability to manage our business may be affected.

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

We rely on our information technology, and a potential cyber-attack, data breach or other failure or disruption of our information technology could disrupt our operations and adversely affect our results of operations.

Our business increasingly relies on the successful and uninterrupted functioning of our information technology systems to process, transmit, and store electronic information. A significant portion of the communication between our personnel, customers, and suppliers depends on information technology. As with all large systems, our information technology systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. In addition, cybersecurity related risks including security breaches and cyber-attacks such as computer viruses, denial-of-service attacks, malicious code (including ransomware), social-engineering attacks (including phishing attacks) or other information security breaches could result in unauthorized disclosure or misappropriation of our confidential information. These threats also may be further enhanced in frequency or effectiveness through threat actors’ use of artificial intelligence.

While we have security measures in place designed to protect the integrity of customer information and prevent data loss, misappropriation, and other security breaches, our information technology systems could nevertheless be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes (including for purposes of ransom demands or other forms of blackmail), particularly if our information security training and compliance programs prove to be inadequate. In addition, if our information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we may lose customers and suppliers and revenue and profits as a result of its inability to timely manufacture, distribute, invoice and collect payments from our customers, and could experience delays in reporting our financial results, including with respect to our operations in emerging markets. Furthermore, if we are unable to prevent security breaches, we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our customers or suppliers, and we may suffer indirect economic loss if our existing insurance policies and coverage related to information security risks prove to be insufficient. Failure or disruption of our information technology systems, or the back-up systems, for any reason could disrupt our operations and negatively impact our cash flows or financial condition.

Similar risks exist with respect to our business partners and third-party providers, including suppliers, software and cloud-based service providers, that we rely upon for aspects of various business processes and activities, including procurement, supply chain, manufacturing, distribution, information technology support services and administrative functions (including payroll processing, health and benefit plan administration and certain finance and accounting functions) and the systems managed, hosted, provided and/or used by such third parties and their vendors. For example, malicious actors have employed and could continue to employ the information technology supply chain to introduce malware through software updates or compromised supplier accounts or hardware and exploit known or unknown hardware or software vulnerabilities in our systems or the systems of our vendors and third-party service providers. The need to coordinate with various third-party service providers, including with respect to timely notification and access to personnel and information concerning an incident, may complicate our efforts to address issues that arise. As a result, we are subject to the risk that the activities associated with our third-party service providers can adversely affect our business even if the attack or breach does not directly impact our systems or information.

Cyberattacks and other cyber incidents are occurring more frequently, the techniques used to gain access to information technology systems and data, disable or degrade service or sabotage systems are constantly evolving and becoming more sophisticated in nature and are being carried out by groups and individuals with a wide range of expertise and motives. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may increase our cybersecurity risks, including generative artificial intelligence augmenting threat actors’ technological sophistication to enhance existing or create new malware. We have not experienced a cyber security breach; however, a breach could have a material adverse effect on us in the future.

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

Risks Related to Legal, Tax and Regulatory Matters

Our effective tax rate or taxes aimed at our products can adversely affect our business or financial performance.

Tax rates at the federal, state and local levels may be subject to significant change. If our effective tax rate increases, our operating results and cash flow could be adversely affected. Our effective income tax rate can vary significantly between periods due to a number of complex factors including, but not limited to, projected levels of taxable income in each jurisdiction, tax audits conducted and settled by various tax authorities, and adjustments to income taxes upon finalization of income tax returns.

In addition, certain jurisdictions in which our products are sold have either imposed, or are considering imposing, new or increased taxes on the manufacture, distribution or sale of certain of our products, as a result of ingredients contained in our products. These taxes vary in scope and form: some apply to all beverages, including non-caloric beverages, while others apply only to beverages with a caloric sweetener (e.g., sugar). Similarly, some measures apply a single tax rate per ounce/liter on beverages containing over a certain amount of added sugar (or other sweetener), some apply a graduated tax rate depending upon the amount of added sugar (or other sweetener) in the beverage and others apply a flat tax rate on beverages containing any amount of added sugar (or other sweetener). These tax measures, whatever their scope or form, have in the past and could continue to increase the cost of certain of our products, reduce overall consumption of our products or lead to negative publicity, resulting in an adverse effect on our business and financial performance.

Limitations on the marketing or sale of our products can adversely affect our business and financial performance.

Certain jurisdictions in which our products are sold or may be sold have either imposed, or are considering imposing, limitations on the marketing or sale of our products as a result of ingredients or substances in our products or product packaging. These limitations require that we highlight perceived concerns about a product or product packaging, warn consumers to avoid consumption of certain ingredients or substances present in our products, restrict the age of consumers to whom products are marketed or sold, limit the location in which our products may be available or discontinue the use of certain ingredients or packaging. Certain jurisdictions have imposed or are considering imposing color-coded labelling requirements where colors such as red, yellow and green are used to indicate various levels of a particular ingredient, such as sugar, sodium or saturated fat, in products. The imposition or proposed imposition of additional limitations on the marketing or sale of our products has in the past reduced and could continue to reduce overall consumption of our products, lead to negative publicity or leave consumers with the perception that our products do not meet their health and wellness needs, resulting in an adverse effect on our business and financial performance.

Furthermore, the marketing and labeling of any food product in recent years has brought increased risk that consumers will bring class action lawsuits and that the U.S. Federal Trade Commission (“FTC”) and/or state attorneys general will bring legal action concerning the truth and accuracy of the marketing and labeling of the product, seek removal of a product from the marketplace, and/or impose fines and penalties. Products that we sell carry claims as to their ingredients or health and wellness related attributes, including the term “natural” or other express or implied statements relating to the ingredients or health and wellness related attributes of our products. Although the U.S. Food and Drug Administration (“FDA”) and the U.S. Department of Agriculture (“USDA”) each has issued statements regarding the appropriate use of the word “natural,” there is no single, official U.S. government regulation defining the term “natural” for use in the food industry, which is true for many other label statements in the better-for-you and functionally-focused food industry. The lack of regulatory definition for “natural” and other label statements has contributed to legal challenges against many consumer products companies, and plaintiffs have commenced legal actions against several food companies that market “natural” products and/or product ingredients, asserting false, misleading and deceptive advertising and labeling claims, including claims related to genetically modified ingredients. In limited circumstances, the FDA has taken regulatory action against products labeled “natural” that contain synthetic ingredients, chemicals, processing and/or components. As a result of such legal or regulatory challenges, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded.

Laws and regulations related to the use or disposal of plastics or other packaging materials can adversely affect our business and financial performance.

We rely on diverse packaging solutions to safely deliver products to our customers and consumers. Certain of our products are sold in packaging designed to be recyclable, commercially compostable, biodegradable or reusable. However, not all packaging is recovered, whether due to lack of infrastructure, improper disposal or otherwise, and certain of our packaging is not currently recyclable, commercially compostable, biodegradable or reusable. Packaging waste not properly disposed of that displays one or more of our brands has in the past resulted in and could continue to result in negative publicity, litigation, government investigations or other action or reduced consumer demand for our products, adversely affecting our financial performance. Many jurisdictions in which our products are sold have imposed or are considering imposing laws, regulations or policies intended to encourage the use of sustainable packaging, waste reduction, increased recycling rates or decreased use of single-use plastics or to restrict the sale of products utilizing certain packaging. These laws, regulations and policies vary in form and scope and include extended producer responsibility policies, plastic or packaging taxes, minimum recycled content requirements, restrictions on certain products and materials, restrictions or bans on the use of certain types of packaging, including single-use plastics and packaging containing PFAS, restrictions on labelling related to recyclability, requirements to charge deposit fees and requirements to scale reusable or refillable packaging. For example, the European Union and certain states in the United States, among other jurisdictions, have imposed a minimum recycled content requirement for beverage bottle packaging and similar legislation is under consideration in other jurisdictions. These laws and regulations have in the past increased and could continue to increase the cost of our products, impact demand for our products, result in negative publicity and require us and our business partners, including our independent co-packers, to increase capital expenditures to invest in reducing the amount of virgin plastic or other materials used in our packaging, to develop alternative packaging or to revise product labelling, all of which can adversely affect our business and financial performance.

Our manufacturing process is not patented.

None of the manufacturing processes used in producing our products are subject to a patent or similar intellectual property protection. Our only protection against a third-party using our recipes and processes is confidentiality agreements with the companies that produce our beverages and with our employees who have knowledge of such processes. If our competitors develop substantially equivalent proprietary information or otherwise obtain access to our knowledge, we will have greater difficulty in competing with them for business, and our market share could decline.

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

We cannot assure you that the steps we have taken to protect our intellectual property rights are adequate, that our intellectual property rights can be successfully defended and asserted in the future or that third parties will not infringe upon or misappropriate any such rights. Failure to protect our rights could also prevent us from entering into new markets or territories in the future. Moreover, intellectual property disputes, proceedings, misappropriation or infringement claims may result in a significant distraction for management, diversion of resources, and significant expense, which may not be recoverable regardless of whether we are successful. Such proceedings may be protracted with no certainty of success, and an adverse outcome could subject us to liabilities, force us to cease use of certain trademarks or other intellectual property or force us to enter into licenses with others. Any one of these occurrences may have an adverse effect on our business, financial condition and results of operations.

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

Failure to comply with applicable laws and regulations can adversely affect our business.

The conduct of our business is subject to numerous laws and regulations relating to the production, storage, distribution, sale, display, advertising, marketing, labelling, content (including whether a product contains genetically engineered ingredients), quality, safety, transportation, supply chain, traceability, sourcing (including pesticide use), packaging, disposal, recycling and use of our products or raw materials, employment and occupational health and safety, environmental, social and governance matters and reporting (including climate change), machine learning and artificial intelligence and data privacy and protection. The imposition of new laws, changes in laws or regulatory requirements or changing interpretations thereof, changes in the enforcement priorities of regulators, and differing or competing regulations and standards across the markets where our products or raw materials are made, manufactured, distributed or sold, have in the past and could continue to result in higher compliance costs, capital expenditures and higher production costs, resulting in adverse effects on our business. For example, increasing governmental and societal attention to environmental, social and governance matters has resulted and could continue to result in new laws or regulatory requirements, including expanded disclosure requirements that are expected to continue to expand the nature, scope and complexity of matters on which we are required to report. In addition, the entry into new markets or categories has resulted in and could continue to result in our business being subject to additional regulations resulting in higher compliance costs. If one jurisdiction imposes or proposes to impose new laws or regulations that impact the manufacture, distribution or sale of our products, other jurisdictions may follow. Failure to comply with such laws or regulations (or allegations thereof) can subject us to criminal or civil investigations or enforcement actions, including voluntary and involuntary document requests, fines, injunctions, product recalls, penalties, disgorgement of profits or activity restrictions, all of which can adversely affect our business.

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

Governmental agencies heavily regulate the alcohol beverage industry. In particular, they monitor and regulate licensing, warehousing, trade and pricing practices, permitted and required labelling, including warning labels, signage, advertising, relations with wholesalers and retailers, and, in control states, product listings. There may also be a focus on companies with established non-alcohol beverages lines of business that have expanded into the alcohol beverage industry, since marketing practices that are acceptable in the non-alcohol space may have regulatory challenges in the alcohol space. In addition, other countries in which we may sell alcohol beverages could impose duties, excise taxes and/or other related taxes. If, in the future, we are unable to comply with certain regulations, sales of our products could decrease significantly. Additionally, if such agencies or jurisdictions, foreign or domestic, choose to implement new or revised laws, regulations, fees, taxes, or other such requirements, our business could be adversely affected. If such governmental bodies require increased additional product labelling, warning requirements, or limitations on the marketing or sale of our alcohol products due to their contents or allegations concerning their potential to cause adverse health effects, our sales of alcohol beverages may be adversely affected.

We are subject to international regulations that could adversely affect our business and results of operations.

We are subject to regulations internationally where we distribute and/or will sell our products. Our products are subject to numerous laws and regulations relating to the sourcing, manufacturing, storing, labeling, marketing, advertising and distribution of these products. If regulators determine that the labeling and/or composition of any of our products is not in compliance with laws or regulations in any jurisdictions in which we operate or may enter in the future, or if we or our contract manufacturers otherwise fail to comply with applicable laws and regulations in any jurisdictions in which we operate or may enter in the future, we could be subject to civil remedies or penalties, such as fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of the products, or refusals to permit the import or export of products, as well as potential criminal sanctions. In addition, enforcement of existing laws and regulations, changes in legal requirements and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results. In addition, if we expand our international operations, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials or other third parties for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business, impact our reputation, and result in a material adverse effect on our results of operations, cash flows and financial condition.

Risks Related to Environmental Matters

Significant changes to or failure to comply with various environmental laws may expose our co-packers to liability or cause them to close, relocate or operate at reduced production levels, which could adversely affect our business, financial condition and results of operations.

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

Water is a main ingredient in substantially all of our products, it is vital to the production of the agricultural ingredients on which our business relies and is needed in our manufacturing process. Lack of available water of acceptable quality, actions by governmental and non-governmental organizations, investors, customers and consumers on water scarcity and increasing pressure to conserve and replenish water in areas of scarcity and stress, including due to the effects of climate change, can lead to: supply chain disruption; adverse effects on our operations or the operations of our business partners; higher compliance costs; increased capital expenditures; higher production costs, including less favorable pricing for water; perception of our failure to act responsibly with respect to water use or to effectively respond to legal or regulatory requirements concerning water scarcity; or damage to our reputation, any of which can adversely affect our business.

Climate change and legal or regulatory responses thereto may have a long-term adverse impact on our business and results of operations.

There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of key agricultural commodities, which are important sources of ingredients for our products, and could impact the food security of communities around the world. Agricultural products that make up a significant portion of our raw materials, including organic ginger and cane sugar, are particularly vulnerable to changing weather patterns. Unpredictability and reduced agricultural yields could significantly increase our costs and impair our production capabilities. Climate change may also exacerbate water scarcity and cause a further deterioration of water quality in affected regions, which could limit water availability for our independent co-packers. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. Increasing concern over climate change also may result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. Increased energy or compliance costs and expenses due to increased legal or regulatory requirements may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our beverage products. There is an increased focus in many jurisdictions in which our products are manufactured, distributed or sold regarding environmental policies relating to climate change, biodiversity loss, regulating greenhouse gas emissions and energy policies and sustainability. This increased focus may result in new or increased legal and regulatory requirements, such as potential carbon pricing programs or revised product labelling requirements or other regulatory measures, which could result in significant increased costs. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations.

Risks Related to Ownership of Our Common Stock and General Matters

The market price of our common stock has been and may continue to be volatile or may decline regardless of our operating performance.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including but not limited to:

●	volatility and instability in the financial and capital markets;

●	adverse macroeconomic conditions or geopolitical events, including international trade relations and tariffs, high levels of inflation, heightened interest rates, and geopolitical tensions such as the conflicts between Ukraine and Russia and in the Middle East;

●	announcements relating to our existing and new products;

●	announcements by competitors that impact our competitive outlook;

●	developments with respect to intellectual property rights;

●	announcements relating to strategic transactions, including acquisitions, collaborations, or similar arrangements;

●	actual or anticipated variations in our operating results due to the level of development expenses and other factors;

●	changes in financial estimates by equities research analysts and whether our earnings (or losses) meet or exceed such estimates;

●	announcement or expectation of additional financing efforts and receipt, or lack of receipt, of funding in support of conducting our business;

●	sales of our common stock by us, our insiders, or other stockholders, or issuances by us of shares of our common stock in connection with strategic transactions;

●	conditions and trends in our industry;

●	recruitment and departures of key personnel;

●	litigation or arbitration;

●	general economic, political, and market conditions and other factors; and

●	the occurrence of any of the risks described in this section titled “Risk Factors.”

In addition, if the stock market for beverage companies, or the stock market generally, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. Stock prices of many beverage companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. As a result of these and other factors, you may be unable to sell your shares of our common stock at or above the price you paid. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

Our principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our holders of 5% or more of our capital stock and their respective affiliates beneficially hold a significant percentage of our outstanding common stock, including D&D, our controlling stockholder. As of the date of this Annual Report on Form 10-K, D&D and its affiliates beneficially own approximately 57% of our common stock. These stockholders, acting together, would be able to control the outcome of all matters requiring stockholder approval. For example, these stockholders would be able to control the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This level of control may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, if these principal stockholders sell a substantial number of shares of our common stock in the public market, the market price of our common stock could be adversely impacted. The perception among the public that these sales will occur could also contribute to a decline in the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Pursuant to certain registration rights agreements, we have registered shares of our common stock sold in private transactions for resale, including shares of common stock held by D&D, our controlling stockholder. In addition, we have filed, and may file in the future, registration statements on Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”), registering the issuance of shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity plans. Shares registered under the registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 in the case of our affiliates. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of outstanding options or warrants, or the perception that such sales may occur, could adversely affect the market price of our common stock.

Our largest stockholder’s preemptive right could dissuade a strategic investor from making an investment in the Company.

Our largest stockholder, D&D, holds a preemptive right to purchase its pro-rata share, based on the ratio of shares of our common stock it owns to all the outstanding shares of our common stock, of any investment in our equity securities or equity-linked securities. As such, D&D’s exercise of its preemptive right could serve to dissuade a new strategic investor from proposing an investment in us or significantly decrease the size of a new investor’s investment.

We do not intend to pay dividends for the foreseeable future and, as a result, stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, the terms of the Senior Secured Facility restrict our ability to pay dividends. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Our second amended and restated bylaws (the “Bylaws”) designate the Delaware Court of Chancery or Delaware state or United States federal district courts as the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit such stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, other employees or other stockholders.

Our Bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of claims or causes of action under Delaware statutory or common law: any derivative claims or causes of action brought on our behalf; any claims or causes of action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (the “DGCL”), our certificate of incorporation, or our Bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. In addition, our Bylaws provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Such provisions are intended to benefit and may be enforced by us and our officers and directors, employees and agents.

These provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits with respect to such claims or make such lawsuits more costly for stockholders, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find either choice of forum provisions contained in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

Global economic uncertainty and unfavorable global economic conditions caused by political instability, changes in trade agreements and conflicts, such as the Russia-Ukraine conflict and conflict in the Middle East, could adversely affect our business, financial condition, results of operations or prospects.

Our business, financial condition, results of operations or prospects could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in U.S. federal policy that affect the geopolitical landscape. Changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. The recent announcements of substantial new tariffs and other restrictive trade policies have created a dynamic and unpredictable trade landscape, which may adversely impact our business. Current or future tariffs or other restrictive trade measures may raise the costs of raw materials, components or finished goods, which may adversely impact both our product offerings and our operational expenses. Such cost increases may reduce our margins and require us to increase prices, which could harm our competitive position, reduce customer demand and damage customer relationships. Our manufacturers, suppliers and distribution channels are also affected by the current trade environment, and we may experience supply chain disruptions as a result of increased costs and uncertainty, as well as risks to the long-term viability of key vendors, which may impact our ability to meet customer demand or manage inventory efficiently. Tariff and other trade-related cost pressures and supply chain disruptions may lead to reputational harm if we are unable to deliver products or services on expected timelines or if any price increases are poorly received by customers or business partners.

Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. We have experienced, and may continue to experience, moderate inflationary impact because of recent trade and political tensions, include tariff discussions, between the United States and other countries. Ongoing tariff, trade restrictions and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock. Ongoing uncertainty regarding trade policies may also complicate our short- and long-term strategic planning, and that of our partners and customers, including decisions regarding hiring, product strategy, capital investment, supply chain design and geographic expansion.

While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects.

In addition, the current military conflict between Russia and Ukraine and the armed conflicts in Israel, the Gaza Strip, and Iran could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that may be initiated by nations including the United States, the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) or an increase in the price of fuel as a result of such conflicts could adversely affect our business and/or our supply chain and other third parties with which we conduct business. A severe or prolonged economic downturn or political unrest could result in a variety of risks to our business, including but not limited to weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current political and economic climate and financial market conditions could adversely impact our business.

Changes in economic conditions can adversely impact our business.

Many of the jurisdictions in which our products are sold have experienced and could continue to experience uncertain or unfavorable economic conditions, such as high inflation and adverse changes in interest rates, tax laws or tax rates, including as a result of geopolitical events. These uncertain or unfavorable economic conditions have resulted in and could continue to result in recessions or economic slowdowns; volatile commodity markets; labor shortages; highly inflationary economies; and stimulus measures. In 2025, we experienced moderate inflation. In addition, we cannot predict how current or future economic conditions will affect our business partners, including financial institutions with whom we do business, and any negative impact on any of the foregoing may also have an adverse impact on our business. Furthermore, if our business continues to grow, we may continue to expand our international operations, and our exposure to foreign currency exchange rate risk could increase. Fluctuations in exchange rates, including as a result of inflation, central bank monetary policies, currency controls or other currency exchange restrictions or geopolitical instability could have an adverse impact on our financial performance.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We have designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

However, any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

There is currently a limited public market for our common stock, a trading market for our common stock may never develop, and our common stock prices may be volatile and could decline substantially.

Although our common stock was listed on the NYSE American for trading beginning on December 5, 2025, an active trading market for our common stock may not be sustained in the future. As a result of these and other factors, investors may be unable to resell shares of our common stock at or above the price for which they purchased them, at or near quoted bid prices, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future, and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration.

Our failure to meet the continued listing requirements of NYSE American could result in a de-listing of our common stock.

We may fail to satisfy the continued listing requirements of NYSE American, such as the corporate governance requirements or the minimum stock price requirement, and the NYSE American may take steps to de-list our common stock. For example, numerous factors, such as negative financial or operational results, could adversely affect the market price of our common stock and jeopardize our ability to meet or maintain NYSE American’s minimum bid price requirement, resulting in de-listing. Such a de-listing or the announcement of such de-listing will have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we may attempt to take actions to restore our compliance with the NYSE American listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NYSE American minimum listing requirements or prevent future non-compliance with the NYSE American listing requirements.

We are a “controlled company” within the meaning of the NYSE American rules and, as a result, qualify for, and may rely on, exemptions and relief from certain corporate governance requirements. If we rely on these exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

We are a “controlled company” within the meaning of the NYSE American corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:

●	a board that is composed of a majority of “independent directors,” as defined under the NYSE American rules;

●	a compensation committee that is composed entirely of independent directors; and

●	director nominations be made, or recommended to the full board of directors, by its independent directors, or by a nominations/governance committee that is composed entirely of independent directors.

As a “controlled company” within the meaning of the NYSE American rules, we are permitted to rely on, and may elect to utilize, one or more of the exemptions from certain corporate governance standards of the NYSE American for as long as we continue to qualify as a “controlled company.” If we do rely on such exemptions in the future, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE American. Investors may find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We are a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to “smaller reporting companies” will make our common stock less attractive to investors.

We are a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a “smaller reporting company” until (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of the prior June 30.

Our designation as a “smaller reporting company,” allows us to take advantage of many of the same exemptions from disclosure requirements, including presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K not being required to comply with the independent auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

The preceding risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of our publicly traded securities. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but that may become material in the future.

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

Governance

The audit committee of our board of directors is responsible for oversight of the Company’s cybersecurity and other information technology risks, controls and procedures, including the Company’s plans to mitigate cybersecurity risks and to respond to data breaches. The board receives and provides feedback on regular updates from management, including from the Company’s Chief Financial Officer, regarding the status of projects to strengthen internal cybersecurity, results from third-party assessments, and also discusses recent incidents at other companies and the emerging threat landscape. Our Chief Financial Officer is informed about and monitors the prevention and detection of cybersecurity incidents, with the support of our third-party cybersecurity vendor.

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

Item 2. Properties

We lease 5,154 square feet of office space in Norwalk, Connecticut, which serves as our principal executive office. The lease commenced December 1, 2024, and continues in effect for a period of ten years.

Item 3. Legal Proceedings

From time to time, we may be subject to actions, claims, suits and other legal proceedings arising in the ordinary course of business. Our management believes that while the results of any litigation or other legal proceedings are uncertain, we are not currently party to any material pending legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock was approved for listing and began trading on the NYSE American on December 5, 2025. Our symbol remains “REED”. Upon effectiveness of the listing on the NYSE American, trading of the Common Stock on the OTC Markets’ OTCQX Best Market terminated.

As of March 20, 2026 there were approximately 130 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

We currently have no expectation to pay cash dividends to holders of our common stock in the foreseeable future.

Unregistered Sales of Equity Securities

None that have not previously been included on a Current Report on Form 8-K or Quarterly Report on Form10-Q.

Equity Compensation Plans

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information required by this Item pursuant to Item 201(d) of Regulation S-K relating to securities authorized for issuance under the Company’s equity compensation plans is located in Item 12 of Part III of this Annual Report and is incorporated herein by reference.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report.

In addition to our United States generally accepted accounting principles (“U.S. GAAP”) results, the following discussion includes EBITDA as a supplemental measure of our performance. We present EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use EBITDA in developing our internal budgets, forecasts, and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. EBITDA is not a recognized measurement under U.S GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flow from operating activities as a measure of liquidity. We define EBITDA as net income (loss), plus interest expense, tax expense, and depreciation and amortization.

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

Results of Operations

Overview

During the year ended December 31, 2025, the Company continued its focus on profitable sales growth, improving gross margin, reducing freight costs, and optimizing selling, general & administrative expenses. The sales growth initiatives include channel expansion, in-store product placements, new product innovation and improved sales execution. The gross margin enhancement initiatives include product portfolio optimization, equitable supplier negotiations, streamlining co-packer processes, and efficient inventory management. Underpinning these initiatives is a focus on optimizing delivery and handling and selling, general & administrative expenses.

During the year ended December 31, 2025, the Company began an expansion into new geographic markets in the Asia Pacific region. The Company formed a wholly owned subsidiary Reed’s (Asia) Limited (BVI). Reed’s (Asia) Limited subsequently formed five additional wholly owned subsidiaries, Reed’s (Hong Kong) Limited, Reed’s (Japan) Limited, Jiangzhi Beverage (Hainan) Co. Limited, Reed’s Beverages (Singapore) PTE Limited, and Shenshen Jiangzi Beverage Co. Limited. These subsidiaries are an early part of the Company’s strategic expansion in the Asia Pacific region. The Company expects continued investment in its Asia Pacific growth initiative. Reed’s (Asia) Limited did not generate sales in the year ended December 31, 2025.

Recent Trends – Market Conditions

Although the U.S. economy continued to grow in 2025, inflation, actions by the Federal Reserve to address inflation, fluctuations in energy prices, and the potential impacts of tariffs, trade tensions and geopolitical events create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. We have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. Although we regularly monitor vendors in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations.

During the year ended December 31, 2025, the average cost of delivery and handling was $2.75 per case, consistent with the year ended December 31, 2024. The Company has experienced increases in freight costs and there remains a volatile pricing environment, including due to the armed conflict in Iran. The Company will continue to monitor pricing and availability in transportation and has implemented plans designed to manage this risk. In the past, the Company has been negatively impacted by supply chain challenges affecting our ability to benefit from strong demand for, and increased sales of our product. Any disruption caused by labor shortages, significant raw material cost inflation, logistics issues, increased freight costs, or port congestion, may adversely impact margins in the future.

Through December 31, 2025, we continued to finance our operations through existing cash balances, cash generated from operations, public and private issuance of common stock, and credit lines from financial institutions. As we seek additional financing, there can be no assurance that such financing will be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our operating performance and investor sentiment with respect to us and our industry.

Recent Developments

Underwritten Public Offering

On December 4, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with A.G.P./Alliance Global Partners, as representative of the underwriters (the “Underwriters”), pursuant to which we agreed to sell and issue to the Underwriters, in a public offering (the “Offering”), an aggregate of (i) 2,500,000 shares of common stock and (ii) warrants to purchase up to 2,500,000 shares of common stock. The Offering closed on December 8, 2025. Each share of common stock and accompanying warrant to purchase one share of common stock were sold together at a combined public offering price of $4.00 less underwriting discounts and commissions. Additionally, the Company granted the Underwriters a 45-day option (the “Overallotment Option”) to purchase up to an additional 375,000 shares of common stock and/or warrants at the public offering price, less underwriting discounts and commissions.

On December 5, 2025, the Underwriters notified us of their determination to partially exercise the Overallotment Option for warrants to purchase an aggregate of 375,000 shares of common stock. On December 12, 2025, the Underwriters notified us of their determination to exercise the remaining Overallotment Option to purchase an aggregate of 375,000 shares of common stock. All of the securities in the Offering, including the Overallotment Option, were sold by the Company.

The net proceeds to the Company from the Offering, including the partial exercise of the Overallotment Option, were approximately $10.2 million, after deducting underwriting discounts and commissions and certain offering expenses. The Company currently intends to use the net proceeds from the Offering, together with its existing cash and cash equivalents, to fund growth initiatives, working capital and other general corporate purposes, which may include repayment of debt.

Each warrant issued in the Offering has an exercise price per share of common stock equal to $4.50, subject to certain adjustments. The warrants are immediately exercisable upon issuance and will expire on December 8, 2030 (the “Expiration Date”), provided that the holder will be prohibited, subject to certain exceptions, from exercising the warrant for shares of the Company’s common stock to the extent that immediately after giving effect to such exercise, the holder, together with its affiliates and other attribution parties, would own more than 4.99% or 9.99% (as elected by the holder) of the total number of shares of the Company’s common stock then issued and outstanding, which percentage may be changed at the holder’s election to a higher or lower percentage not in excess of 9.99% upon 61 days’ prior notice from the holder to the Company subject to the terms of the warrants. If, and only if, there is no effective registration statement at the time of exercise, the warrants may be exercised cashlessly.

Reverse Stock Split

On October 31, 2025, the Company effected a 1-for-6 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of common stock. The Reverse Stock Split reduced the number of shares of the Company’s issued and outstanding common stock, as well as the number of shares subject to then-outstanding warrants and the exercise price thereof and the number of shares available for future issuance under the Company’s equity plans, the number of shares subject to such awards and purchase rights and the exercise and purchase price of, and other terms and conditions relating to, such awards and purchase rights. The conversion terms of the Preferred Stock have also been adjusted automatically such that each share of Series A Convertible Preferred Stock will be convertible into the number of shares of common stock that would have been issuable if all of the outstanding shares of Preferred Stock were converted into common stock immediately prior to the Reverse Stock Split. No fractional shares were distributed as a result of the Reverse Stock Split, and stockholders were entitled to a cash payment in lieu of fractional shares. The Reverse Stock Split did not affect the par value or total number of authorized shares of common stock. The share and per share amounts included in this Annual Report on Form 10-K have been adjusted to account for the Reverse Stock Split.

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

Results of Operations – Years Ended December 31, 2025 and December 31, 2024

The following table sets forth key statistics for the years ended December 31, 2025, and 2024:

	Year Ended December 31,		Pct.
	2025	2024	Change
Gross billing (A)	$40,847	$44,316	-8%
Less: Promotional and other allowances (B)	6,782	6,362	7%
Net sales	$34,065	$37,954	-10%

Cost of goods sold	27,103	26,578	2%
% of Gross billing	66%	60%
% of Net sales	80%	70%
Gross profit	$6,962	$11,376	-39%
% of Net sales	20%	30%

Expenses
Delivery and handling	$5,374	$5,863	-8%
% of Net sales	16%	15%
Dollar per case ($)	2.75	2.75
Selling and marketing	5,271	4,405	20%
% of Net sales	15%	12%
General and administrative	11,296	9,109	24%
% of Net sales	33%	24%
Provision for receivable with former related party	169	115	47%
% of Net sales	0%	0%
Total Operating expenses	22,110	19,492	13%

Loss from operations	$(15,148)	$(8,116)	87%

Interest expense and other expense	$(694)	$(5,036)	-86%

Net loss	$(15,842)	$(13,152)	20%

Loss per share – basic and diluted	$(1.91)	$(9.81)	-81%

Weighted average shares outstanding – basic & diluted	8,301,904	1,340,249	519%

(A) We define gross billing as the total sales for the Company unadjusted for costs related to generating those sales. Management utilizes gross billing as an indicator of and to monitor operating performance of products and salespersons before the effect of any promotional or other allowances, which are determined in accordance with U.S. GAAP, and can mask certain performance issues. We believe that the presentation of gross billing provides a useful measure of our operating performance. Additionally, gross billing may not be comparable to similarly titled measures used by other companies, as gross billing has been defined by our internal reporting practices.

(B) We define promotional and other allowances as costs deducted from gross billing that are associated with generating those sales. Management utilizes promotional and other allowances as an indicator of and to monitor operating performance of products, salespersons, and customer agreements. We believe that the presentation of promotional and other allowances provides a useful measure of our operating performance. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. The expenditures described in this line item are determined in accordance with U.S. GAAP and meet U.S. GAAP requirements, however the disclosure thereof does not conform to U.S. GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following: (i) reimbursements given to the Company’s distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (ii) the Company’s agreed share of fees given to distributors and/or directly to retailers for in-store marketing and promotional activities; (iii) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (iv) incentives given to the Company’s distributors and/or retailers for achieving or exceeding certain predetermined sales goals; and (v) discounted or free products. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year.

Sales, Cost of Sales, and Gross Margins

The following table sets forth key statistics for the Company’s sales, cost of sales, and gros margins for the years ended December 31, 2025, and 2024:

	Total	Total		Per Case	Per Case
	2025	2024	vs PY	2025	2024	vs PY
Cases:
Reed’s	1,325	1,373	-3%
Virgil’s	626	760	-18%
Total	1,951	2,133	-9%

Gross Billing:	$40,847	$44,316	-8%	20.94	20.78	1%

Discounts:	$(6,782)	$(6,362)	7%	$(3.48)	$(2.98)	17%

COGS:	$(27,103)	$(26,578)	2%	$(13.89)	$(12.46)	11%

Gross Margin:	$6,962	$11,376	-39%	$3.57	$5.33	33%
as % Net Sales	20%	30%

Sales, Cost of Sales, and Gross Margins

Gross billing decreased by 8% to $40,847 during the year ended December 31, 2025, compared to $44,316 during the prior year, driven by Reed’s volume decline of 3%, and Virgil’s volume decline of 18%. Price on our brands increased 1% to $20.94 per case.

Discounts as a percentage of gross sales were 17% during the year ended December 31, 2025, compared to 14% in the prior year. Net sales decreased 10% during the year ended December 31, 2025, to $34,065, compared to $37,954 in the prior year driven by lower volumes with recurring national customers and higher promotional and other allowances.

Cost of Goods Sold

Cost of goods sold increased $525 during the year ended December 31, 2025, as compared to the prior year. As a percentage of net sales, cost of goods sold for the year ended December 31, 2025, was 80% as compared to 70% for the prior year. The increase in cost of goods sold was primarily driven by inventory write-offs related to changes in product portfolio optimization made by new management, in an amount of $2,013.

The total cost of goods per case increased to $13.89 per case in the year ended December 31, 2025, from $12.46 per case for the prior year.

Gross Margin

Gross margin was 20% for the year ended December 31, 2025, compared to 30% for the prior year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses decreased by $489 in the year ended December 31, 2025, to $5,374 from $5,863 in the prior year, primarily driven by lower transportation costs. Delivery costs in the year ended December 31, 2025, were 16% of net sales and $2.75 per case, compared to 15% of net sales and $2.75 per case during the prior year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses were $5,271 during the year ended December 31, 2025, compared to $4,405 during the prior year. The increase was primarily driven by higher employee related costs and marketing expenditures. As a percentage of net sales, selling and marketing expenses were 15% of net sales during the year ended December 31, 2025, as compared to 12% of net sales during the prior year.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses were $11,296 during the year ended December 31, 2025, an increase of $2,187 over the prior year. As a percentage of net sales, general and administrative expenses were 33% during the year ended December 31, 2025, as compared to 24% during the prior year. The increase was driven by contract proceedings costs and the Company’s investments in personnel and related services to support growth initiatives.

Loss from Operations

The loss from operations was $15,148 for the year ended December 31, 2025, as compared to a loss of $8,116 in the prior year driven by lower gross profit and higher operating expenses discussed above.

Interest and Other Expense

Interest and other expense for the year ended December 31, 2025, consisted of $1,108 of interest expense offset by $414 of other income. During the prior year, interest and other expense consisted of $5,481 of interest expense offset by $445 of other income.

EBITDA

In addition to our U.S. GAAP results, we present EBITDA as a supplemental measure of our performance. However, EBITDA is not a recognized measurement under U.S. GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flow from operating activities as a measure of liquidity. We define EBITDA as net income (loss), plus interest expense, tax expense, and depreciation and amortization.

Management considers our core operating performance to be that which our managers can affect in any particular period through their management of the resources that affect our underlying revenue and profit generating operations during that period. Non-GAAP adjustments to our results prepared in accordance with U.S. GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of net loss to EBITDA for the years ended December 31, 2025, and 2024:

	Year Ended December 31,
	2025	2024
Net loss	$(15,842)	$(13,152)

EBITDA adjustments:
Interest expense	1,108	5,481
Tax expense	(84)	111
Depreciation and amortization	206	293
Total EBITDA adjustments	$1,230	$5,885

EBITDA	$(14,612)	$(7,267)

We present EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements.

Liquidity

As reflected in the financial statements included elsewhere in this Annual Report on Form 10-K, for the year ended December 31, 2025, the Company recorded a net loss of $15,842 and used cash in operations of $17,037. Cash used in operations was primarily from our operating losses, working capital, and investment in strategic growth initiatives. As of December 31, 2025, we had a cash balance of $10,424 and no remaining availability under our Senior Secured Loan.

Historically, we have financed our operations through existing cash balances, cash generated from operations, public and private issuance of common stock, preferred stock, convertible debt instruments, term loans and credit lines from financial institutions.

On December 4, 2025, we entered into the Underwriting Agreement with the Underwriters, pursuant to which the Company agreed to sell and issue to the Underwriters, in the Offering, an aggregate of (i) 2,500,000 shares of common stock and (ii) warrants to purchase up to 2,500,000 shares of common stock. The Offering closed on December 8, 2025. Each share of common stock and accompanying warrant to purchase one share of common stock were sold together at a combined public offering price of $4.00 less underwriting discounts and commissions. Additionally, the Company granted the Underwriters the Overallotment Option to purchase up to an additional 375,000 shares of common stock and/or warrants at the public offering price, less underwriting discounts and commissions.

On December 5, 2025, the Underwriters notified us of their determination to partially exercise the Overallotment Option for warrants to purchase an aggregate of 375,000 shares of common stock. On December 12, 2025, the Underwriters notified us of their determination to exercise the remaining Overallotment Option to purchase an aggregate of 375,000 shares of common stock. All of the securities in the Offering, including the Overallotment Option, were sold by the Company.

The net proceeds to the Company from the Offering, including the partial exercise of the Overallotment Option, were approximately $10.2 million, after deducting underwriting discounts and commissions and certain offering expenses. The Company currently intends to use the net proceeds from the Offering, together with its existing cash and cash equivalents, to fund growth initiatives, working capital and other general corporate purposes, which may include repayment of debt.

Each warrant issued in the Offering has an exercise price per share of common stock equal to $4.50, subject to certain adjustments. The warrants are immediately exercisable upon issuance and will expire on December 8, 2030 (the “Expiration Date”), provided that the holder will be prohibited, subject to certain exceptions, from exercising the warrant for shares of the Company’s common stock to the extent that immediately after giving effect to such exercise, the holder, together with its affiliates and other attribution parties, would own more than 4.99% or 9.99% (as elected by the holder) of the total number of shares of the Company’s common stock then issued and outstanding, which percentage may be changed at the holder’s election to a higher or lower percentage not in excess of 9.99% upon 61 days’ prior notice from the holder to the Company subject to the terms of the warrants. If, and only if, there is no effective registration statement at the time of exercise, the warrants may be exercised cashlessly.

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

As of December 31, 2025, the principal amount outstanding on the Senior Secured Loan was $9,250 and the remaining availability was $0.

The financing agreement with Whitebox includes customary restrictions that limit our ability to engage in certain types of transactions. Additionally, the agreement contains a financial covenant that requires us to meet a certain minimum cash balance and liquidity threshold as of the end of each month. We were in compliance with the terms of our agreement with Whitebox as of December 31, 2025.

The Company incurred $410 of direct costs associated with the Senior Secured Loan transaction, consisting primarily of broker, bank and legal fees. These costs have been deferred and are being amortized over the life of the agreement. The unamortized debt discount balance was $329 at December 31, 2024. For the year ended December 31, 2025, the Company incurred $34 of additional fees, and the amortization of debt discount was $295. The unamortized debt discount balance was $68 at December 31, 2025. Additionally, in connection with the Amended Loan Agreement, the Company incurred $40 of direct costs, which were expensed.

On September 15, 2025, the Company completed a private placement with certain accredited investors, pursuant to which the Company issued and sold to the investors an aggregate of 833,330 common shares for total consideration of $5,000.

Management expects that the Company’s existing cash of $10,424, cash generated from operations, and access to committed financing will be sufficient to fund the Company’s operating plan, which was approved by the board of directors in February 2026, for at least twelve months from the date of issuance of the financial statements included elsewhere in this Annual Report on Form 10-K; however, if the Company’s management and board of directors approve additional growth initiatives and related investment in human resources, working capital, new geographic markets, information technology, and other uses of cash, the Company may require additional funding.

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

Cash Flows

Net cash used in operating activities totaled $17,037 for the year ended December 31, 2025, compared to $6,124 for the year ended December 31, 2024. The increase in net cash used in operating activities was primarily driven by operating losses, working capital, and investment in strategic growth initiatives.

Net cash used in investing activities totaled $253 for the year ended December 31, 2025, compared to $167 for the year ended December 31, 2024. The increase in net cash used in investing activities was primarily driven by purchases of property and equipment.

Net cash provided by financing activities totaled $17,323 for the year ended December 31, 2025, compared to $16,079 for the year ended December 31, 2024. The net cash provided by financing activities in the year ended December 31, 2025 was primarily driven by proceeds from the sale of common stock in two private placements and one public offering. The net cash provided by financing activities in the year ended December 31, 2024 was primarily driven by proceeds from the issuance of a SAFE agreement and two private placements.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in estimates for reserves of uncollectible accounts, inventory obsolescence, depreciable lives of property and equipment, analysis of impairments of recorded long-term tangible and intangible assets, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services.

Recent Accounting Pronouncements

See Note 2 of the financial statements for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, Reed’s is not required to provide the information required by this Item 7A.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Reed’s, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Reed’s, Inc. (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory valuation

As of December 31, 2025, the Company’s inventory totalled $8.0 million. As explained in Note 2 to the financial statements, inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company assesses inventory at each reporting date in order to assert that it is recorded at net realizable value. In determining net realizable value, management considers historical usage, forecasted demand in relation to inventory on hand, market conditions, and other factors.

We identified the evaluation of slow-moving and obsolete inventories at net realizable value as a critical audit matter because a high degree of auditor judgment and effort was required to evaluate the Company’s ability to sell certain products.

The primary procedures we performed to address this critical audit matter included:

●	We obtained management’s analysis for estimated excess or obsolete inventories and evaluated the appropriateness of management’s approach.

●	We developed an independent expectation of the net realizable value of inventory using historic inventory activity and compared our independent expectation to the amount recorded in the financial statements.

Evaluation of the Company’s liquidity

As discussed in Note 1 to the financial statements, the Company recorded a net loss of $15.8 million and used cash in operations of $17.0 million during the year ended December 31, 2025. Management believes that the Company’s ongoing business, existing cash and credit facilities, is sufficient to fund operations for twelve months from the date of issuance of these financial statements.

We identified the evaluation of Management’s assessment of the Company’s ability fund its operations over the next twelve months as a critical audit matter due to the high degree of subjective auditor judgment required to evaluate the Company’s forecasted cash flows used in its liquidity analysis due to uncertainty in certain assumptions, specifically forecasted sales, gross profit margins, and feasibility of the Company’s expense management activities.

The primary procedures we performed to address this critical audit matter included:

●	We obtained management’s cash flow forecast and evaluated the reasonableness of the cash flow forecast by comparing it to historical operating results, considering management’s ability to accurately forecast and perform sensitivity analysis on revenue, cash expenditures, and commitments.

●	We performed sensitivity analyses on the forecasted revenue and operating margins used in the Company’s cash flow forecast to evaluate the impact on the conclusions reached by management.

●	We considered the Company’s historical ability to raise financing and re-finance its debt, if necessary.

●	We assessed the appropriateness and sufficiency of the Company’s liquidity disclosures and compared to other audit evidence obtained to determine whether such information is consistent with the Company’s disclosures.

We have served as the Company’s auditor since 2004.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California

March 25, 2026

REED’S, INC,

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	December 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash	$10,424	$10,391
Accounts receivable, net of allowance of $980 and $859, respectively	2,317	3,979
Inventory, net	8,046	8,114
Receivable from former related party	-	144
Prepaid expenses and other current assets	673	683
Total current assets	21,460	23,311

Property and equipment, net of accumulated depreciation of $785 and $636, respectively	1,231	1,185
Intangible assets	650	644
Total assets	$23,341	$25,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,496	$6,956
Accrued expenses	669	984
Senior secured loan, net of capitalized financing costs of $68 and $329, respectively	9,182	9,571
Payable to former related party	-	144
Current portion of lease liabilities	40	-
Total current liabilities	13,387	17,655

Lease liabilities, less current portion	803	837
Total liabilities	14,190	18,492

Commitments and Contingencies	0	0

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 60,000,000 shares authorized; 11,820,429 and 7,561,714 shares issued and outstanding, respectively	5	1
Additional paid in capital	176,783	158,437
Accumulated deficit	(167,731)	(151,884)
Total stockholders’ equity	9,151	6,648
Total liabilities and stockholders’ equity	$23,341	$25,140

The accompanying notes are an integral part of these consolidated financial statements.

REED’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2025 and 2024

(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Net Sales	$34,065	$37,954

Cost of goods sold	25,090	26,301
Inventory write-offs	2,013	277
Total cost of goods sold	27,103	26,578

Gross profit	6,962	11,376

Operating expenses:
Delivery and handling expense	5,374	5,863
Selling and marketing expense	5,271	4,405
General and administrative expense	11,296	9,109
Provision for receivable with former related party	169	115
Total operating expenses	22,110	19,492

Loss from operations	(15,148)	(8,116)

Other Income	414	445
Interest expense, net	(1,108)	(5,481)

Net loss	(15,842)	(13,152)

Dividends on Series A Convertible Preferred Stock	(5)	(5)

Net loss attributable to common stockholders	$(15,847)	$(13,157)

Loss per share – basic and diluted	$(1.91)	$(9.81)

Weighted average number of shares outstanding – basic and diluted	8,301,904	1,340,249

The accompanying notes are an integral part of these consolidated financial statements.

REED’S, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2025 and 2024

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2023	697,881	$-	9,411	$94	$119,452	$(138,727)	$(19,181)
Fair value of vested options	-	-	-	-	528	-	528
Dividends on Series A Convertible Preferred Stock	-	-	-	-	-	(5)	(5)
Issuance of shares for conversion of convertible notes payable to related party	3,746,346	1	-	-	20,231	-	20,232
Capital contribution upon conversion of notes payable	-		-	-	2,248	-	2,248
Common shares issued for cash	2,662,446	-	-	-	11,882	-	11,882
Common shares issued upon conversion of SAFE agreement with related entities	455,041				4,096		4,096
Net Loss	-	-	-	-	-	(13,152)	(13,152)
Balance, December 31, 2024	7,561,714	1	9,411	94	158,437	(151,884)	6,648

Fair value of vested options	-	-	-	-	59	-	59
Dividends on Series A Convertible Preferred Stock	-	-	-	-	-	(5)	(5)
Retirement of common shares	(25)	-	-	-	-	-
Common shares issued for cash in private placements	1,370,962		-	-	8,000	-	8,000
Common shares issued for cash in public offerings	2,875,000	4			10,172		10,176
Common shares issued upon conversion of SAFE agreement with related entities	12,778				115		115
Net Loss	-	-	-	-	-	(15,842)	(15,842)
Balance, December 31, 2025	11,820,429	$5	9,411	$94	$176,783	$(167,731)	$9,151

The accompanying notes are an integral part of these consolidated financial statements.

REED’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2025 and 2024

(Amounts in thousands)

	December 31, 2025	December 31, 2024
Cash flows from operating activities:
Net loss	$(15,842)	$(13,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	160	125
Gain on disposal of property & equipment	(5)	-
Amortization of debt discount	295	1,057
Fair value of vested options	59	528
Allowance for estimated credit losses	980	859
Provision for receivable with former related party	169	115
Inventory write down	2,013	277
Accrued interest on convertible note	-	3,409
Lease liability	6	(205)
Changes in operating assets and liabilities:
Accounts receivable	743	(1,267)
Inventory	(1,945)	2,909
Prepaid expenses and other assets	(51)	561
Decrease in right of use assets	46	169
Accounts payable	(3,345)	(1,393)
Accrued expenses	(320)	(116)
Net cash used in operating activities	(17,037)	(6,124)
Cash flows from investing activities:
Intangible asset trademark costs	(6)	(15)
Purchase of property and equipment	(272)	(152)
Sale of property and equipment	25	-
Net cash used in investing activities	(253)	(167)
Cash flows from financing activities:
Proceeds from line of credit	-	29,195
Payments on the line of credit	-	(39,152)
Proceeds from sale of common stock	18,176	11,882
Proceeds from senior secured loan payable, net of expenses	-	9,524
Proceeds from convertible note payable, net of expenses	-	1,400
Proceeds received from SAFE agreement		4,096
Payment of note payable	(650)	-
Payment of convertible note payable		(514)
Amounts from former related party, net	(169)	(115)
Payment of costs recorded as debt discount	(34)	(237)
Net cash provided by financing activities	17,323	16,079

Net increase in cash	33	9,788
Cash at beginning of period	10,391	603
Cash at end of period	$10,424	$10,391

Supplemental disclosures of cash flow information:
Cash paid for interest	$826	$870
Non-cash investing and financing activities:
Dividends on Series A Convertible Preferred Stock	$5	$5
Reclass SAFE agreement from accounts payable to equity	$115	$-
Common Shares issued upon conversion of convertible notes payable	$-	$22,480
Common Shares issued upon conversion of SAFE agreement	$-	$4,096
Initial recognition of right of use asset and operating lease liability upon execution of new lease	$-	$835

The accompanying notes are an integral part of these consolidated financial statements.

REED’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(In thousands, except share and per share amounts)

1. Operations and Liquidity

Reed’s, Inc., (the “Company”) is the owner and maker of Reed’s Craft Ginger Beer, Reed’s Real Ginger Ale, Reed’s Classic and Stormy Mules, Reed’s Hard Ginger Ales, and Virgil’s Handcrafted Sodas. The Company was established in 1989 and is incorporated in the state of Delaware.

During the year ended December 31, 2025, the Company began an expansion into new geographic markets in the Asia Pacific region. The Company formed a wholly owned subsidiary Reed’s (Asia) Limited (BVI). Reed’s (Asia) Limited subsequently formed five additional wholly owned subsidiaries, Reed’s (Hong Kong) Limited, Reed’s (Japan) Limited, Jiangzhi Beverage (Hainan) Co. Limited, Reed’s Beverages (Singapore) PTE Limited, and Shenshen Jiangzi Beverage Co. Limited. These subsidiaries are an early part of the Company’s strategic expansion in the Asia Pacific region. The Company expects continued investment in its Asia Pacific growth initiative. Reed’s (Asia) Limited did not generate sales in the year ended December 31, 2025.

Liquidity

For the year ended December 31, 2025, the Company recorded a net loss of $15,842 and used cash in operations of $17,037. Cash used in operations was primarily from the Company’s operating losses, working capital, and investment in strategic growth initiatives. As of December 31, 2025, the Company had a cash balance of $10,424 and no remaining availability under the Company’s Senior Secured Loan. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. As of the issuance date of these financial statements, management expects that the Company’s existing cash of $10,424 will be sufficient to fund the Company’s current operating plan for at least twelve months from the date of issuance of these financial statements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Historically, the Company has financed its operations through existing cash balances, cash generated from operations, public and private issuance of common stock, preferred stock, convertible debt instruments, term loans and credit lines from financial institutions.

Management expects that the Company’s existing cash of $10,424, cash generated from operations, and access to committed financing will be sufficient to fund the Company’s operating plan, which was approved by the board of directors in February 2026, for at least twelve months from the date of issuance of the financial statements; however, if the Company’s management and board of directors approve additional growth initiatives and related investment in human resources, working capital, new geographic markets, information technology, and other uses of cash, the Company may require additional funding.

To alleviate any funding considerations, management periodically evaluates various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners, strategic transactions, or through obtaining credit from financial institutions. As the Company seeks additional sources of financing, there can be no assurance that such financing will be available to the Company on favorable terms or at all. The Company’s ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, the Company’s performance and investor sentiment with respect to the Company and its industry.

The Company is also continuing to take actions to improve the Company’s operating performance and cash generated from operations, including product portfolio optimization, implementing strategies to increase sales, streamlining operations, improving supply chains, negotiating equitable vendor contracts, and managing product price architecture. However, the Company may be unsuccessful in executing these actions in a timely manner or at all.

If the Company is unable to raise additional capital whenever necessary or otherwise improve its operating performance or generation of cash from operations, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.

Recent Trends – Market Conditions

Inflation, actions by the Federal Reserve to address inflation, fluctuations in energy prices, and the potential impacts of tariffs, trade tensions and geopolitical events create uncertainty about the future economic environment which will continue to evolve and may impact the Company’s business in future periods. The Company has experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. Although the Company regularly monitors vendors in its supply chain, and uses alternative suppliers when necessary and available, supply chain constraints could cause a disruption in the Company’s ability to obtain raw materials required to manufacture its products and adversely affect its operations.

Consolidation and Basis of Presentation

The accompanying consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Reed’s Inc. and its wholly owned subsidiary Reed’s (Asia) Limited (BVI). Reed’s (Asia) Limited subsequently formed five additional wholly owned subsidiaries, Reed’s (Hong Kong) Limited, Reed’s (Japan) Limited, Jiangzhi Beverage (Hainan) Co. Limited, Reed’s Beverages (Singapore) PTE Limited, and Shenshen Jiangzi Beverage Co. Limited.  All significant intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

On October 31, 2025, the Company effected a 1-for-6 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of common stock. The Reverse Stock Split reduced the number of shares of the Company’s issued and outstanding common stock, as well as the number of shares subject to then-outstanding warrants and the exercise price thereof and the number of shares available for future issuance under the Company’s equity plans, the number of shares subject to such awards and purchase rights and the exercise and purchase price of, and other terms and conditions relating to, such awards and purchase rights. The conversion terms of the Preferred Stock have also been adjusted automatically such that each share of Series A Convertible Preferred Stock will be convertible into the number of shares of common stock that would have been issuable if all of the outstanding shares of Preferred Stock were converted into common stock immediately prior to the Reverse Stock Split. No fractional shares were distributed as a result of the Reverse Stock Split, and stockholders were entitled to a cash payment in lieu of fractional shares. The Reverse Stock Split did not affect the par value or total number of authorized shares of common stock. Accordingly, all share and per share amounts for all periods presented in the consolidated financial statements have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split.

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

Accounts Receivable

Accounts receivable are generally recorded at the invoiced amounts net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for credit losses is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential credit losses, credit losses are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. As of December 31, 2025 and December 31, 2024, the allowance for credit losses was $980 and $859, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on its estimated forecast of product demand and its ability to sell the product(s) concerned. Demand for the Company’s products can fluctuate significantly. Factors that could affect demand for the Company’s products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. During the years ended December 31, 2025, and 2024, inventory has been reduced by allowances for write-downs for inventory aggregating $2,013 and $277, respectively.

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

Property and Equipment Type	Years of Depreciation
Computer hardware and software	3-5 years
Machinery and equipment	5 years
Vehicles	5 years

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2025 and 2024, the Company determined there were no indicators of impairment of its property and equipment.

Intangible Assets

Intangible assets are comprised of indefinite-lived brand names acquired, so classified because the Company anticipates that these brand names will contribute cash flows to the Company perpetually. Indefinite-lived intangible assets are not amortized but are assessed for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired and evaluated annually to determine whether the indefinite useful life is appropriate. As part of its impairment test, the Company first assesses qualitative factors to determine whether it is more likely than not the asset is impaired. If further testing is necessary, the Company compares the estimated fair value of its asset with its book value. If the carrying amount of the asset exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. For the years ended December 31, 2025 and 2024, the Company determined there was no impairment of its indefinite-lived brand names.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (“ASC 606”). Revenue and costs of sales are recognized when control of the products transfers to the Company’s customer, which generally occurs upon shipment from the Company’s facilities. The Company’s performance obligations are satisfied at that time. The Company does not have any significant contracts with customers requiring performance beyond delivery, and contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfilment activity rather than a promised service to the customer. All of the Company’s products are offered for sale as finished goods only, and there are no performance obligations required post-shipment for customers to derive the expected value from them.

The Company does not allow for returns, except for damaged products when the damage occurred pre-fulfilment. Damaged product returns have historically been insignificant. Because of this, the stand-alone nature of the Company’s products, and the Company’s assessment of performance obligations and transaction pricing for its sales contracts, the Company does not currently maintain a contract asset or liability balance for obligations. The Company assesses its contracts and the reasonableness of its conclusions on a quarterly basis.

Cost of Goods Sold

Cost of goods sold comprises the costs of raw materials and packaging utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs. Additionally, cost of goods sold includes direct production costs in excess of charges allocated to finished goods in production. Charges for labor and overhead allocated to finished goods are determined on a market cost basis, which may be lower than the actual costs incurred. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Expenses not related to the production of the Company’s products are classified as operating expenses.

Delivery and Handling Expense

Shipping and handling costs comprise purchasing and receiving, inspection, warehousing, transfer freight, and other costs associated with product distribution after manufacture and are included as part of operating expenses.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs aggregated $126 and $63 for the years ended December 31, 2025 and 2024, respectively.

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

For the years ended December 31, 2025 and 2024, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	December 31, 2025	December 31, 2024
Warrants	2,963,215	91,549
Common stock equivalent of Series A Convertible Preferred Stock	125	125
Options	29,028	53,980
Total	2,992,368	145,654

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

Segments

The Company’s President and Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”) and evaluates performance and makes operating decisions about allocating resources based on internal financial data. The Company has determined that it operates in a single reportable segment, which consists of manufacturing carbonated beverages under Reed’s and Virgil’s brand names and comprises the financial results of the Company. The required segment information, including significant segment expenses, is presented at Note 15.

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

Net sales. During the year ended December 31, 2025, the Company’s largest customers accounted for 21%, 15% and 14% of net sales, respectively. During the year ended December 31, 2024, the Company’s largest customers accounted for 18% and 17% of net sales, respectively. For the years ending December 31, 2025 or 2024, no other customer accounted for more than 10% revenue.

Accounts receivable. As of December 31, 2025, the Company had accounts receivable from three customers which comprised 35%, 24% and 11% of its net accounts receivable, respectively. As of December 31, 2024, the Company had accounts receivable from two customers which comprised 20% and 17% of its net accounts receivable, respectively. At December 31, 2025 or 2024, no other customers accounted for more than 10% of accounts receivable.

The Company utilizes co-packers to produce 100% of its products. During the year ended December 31, 2025 and 2024, the Company utilized seven separate co-packers for most its production and bottling of beverage products in the United States. The Company has established relationships with these co-packers, including a former related party (see Note 13). Although there are other co-packers available to the Company, a change in co-packers may cause a delay in the production process, which could adversely affect operating results.

Purchases from vendors. During the year ended December 31, 2025, the Company’s largest vendor accounted for approximately 13% of all purchases. During the year ended December 31, 2024, no vendor accounted for more than 10% of all purchases. No other vendors exceeded 10% of all purchases in either period.

Accounts payable. As of December 31, 2025 and December 31, 2024, no vendor accounted for more than 10% of total accounts payable.

Foreign Currency

Cash denominated in Japanese Yen (JPY) with an aggregate US Dollar equivalent of $131 and $0 at December 31, 2025 and 2024, respectively, was held by the Company in accounts at a financial institution in Japan. The Company used the exchange rate in the following table to translate amounts denominated in non-USD currencies as of the periods noted:

	December 31, 2025	December 31, 2024

JPY:USD	156.81	-

Recent Accounting Pronouncements

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on its financial statement disclosures.

Other recent accounting pronouncements and guidance issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Inventory

Inventory consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Raw materials and packaging	$3,951	$5,144
Finished products	4,095	2,970
Total	$8,046	$8,114

As of December 31, 2025 and 2024, inventory was net of a reserve of $835 and $1,296, respectively. During the year ended December 31, 2025, the Company incurred $2,013 of inventory charges related to changes in product portfolio optimization made by new management. During the year ended December 31, 2024 the Company incurred $277 of inventory charges related to inventory obsolescence.

4. Property and Equipment

Property and equipment comprise the following (in thousands):

	December 31, 2025	December 31, 2024
Right-of-use assets under operating leases	$832	$832
Leasehold improvements	164	84
Computer hardware and software	595	553
Machinery and equipment	275	352
Vehicles	68	-
Construction in progress	82	-
Total cost	2,016	1,821
Accumulated depreciation and amortization	(785)	(636)
Net book value	$1,231	$1,185

Depreciation expense for the years ended December 31, 2025, and 2024 was $160 and $125, respectively, and amortization of right-of-use assets for the years ended December 31, 2025, and 2024 as $46 and $169, respectively.

During the year ended December 31, 2025, the Company sold certain equipment, with original cost of $77 and accumulated depreciation of $57, for $25.

5. Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Brand names	$576	$576
Trademarks	74	68
Total	$650	$644

Intangible assets consist of acquired brand names, specifically Virgil’s, and costs related to trademarks. They have been assigned an indefinite life, as the Company currently anticipates that they will contribute cash flows to the Company perpetually. These indefinite-lived intangible assets are not amortized but are assessed for impairment annually and evaluated annually to determine whether the indefinite useful life remains appropriate. The Company first assesses qualitative factors to determine whether it is more likely than not that the asset is impaired. If further testing is necessary, the Company compares the estimated fair value of its asset with its book value. If the carrying amount of the asset exceeds its fair value, as determined by the discounted cash flows expected to be generated by the asset, an impairment loss is recognized in an amount equal to that excess. Based on management’s assessment, there were no indications of impairment at December 31, 2025.

During the years ended December 31, 2025, and 2024, the Company capitalized costs of $6 and $15, respectively, pertaining to legal and other fees incurred in applying for international trademarks for Reeds and Virgil’s brands.

6. Senior Secured Loan Payable

	December 31, 2025	December 31, 2024
Secured Convertible Note Payable	$9,250	$9,900
Capitalized financing costs	(68)	(329)
Total	$9,182	$9,571

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

As of December 31, 2025 and 2024, the principal amount outstanding on the Senior Secured Loan was $9,250 and $9,900, respectively, and the remaining availability was $0 and $100, respectively.

The Amended Loan Agreement includes customary restrictions that limit the Company’s ability to engage in certain types of transactions. Additionally, the agreement contains a financial covenant that requires us to meet a certain minimum cash balance and liquidity threshold as of the end of each month. The Company was in compliance with the Amended Loan Agreement as of December 31, 2025 and 2024.

The Company incurred $410 of direct costs associated with the Senior Secured Loan transaction, consisting primarily of broker, bank and legal fees. These costs have been deferred and are being amortized over the life of the agreement. The unamortized debt discount balance was $329 at December 31, 2024. For the year ended December 31, 2025, the Company incurred $34 of additional fees, and the amortization of debt discount was $295. The unamortized debt discount balance was $68 at December 31, 2025. Additionally, in connection with the Amended Loan Agreement, the Company incurred $40 of direct costs, which were expensed.

7. Lease Liabilities

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

In May 2024, the Company entered into a long-term non-cancellable lease agreement for its new office facility that requires aggregate average monthly payments of $9 beginning December 2024. The lease terminates in November 2035. The Company classified the lease as an operating lease and determined that the value of the right of use asset and lease liability at the adoption date was $835, using a discount rate of 8.00%.

During the year ended December 31, 2024, the Company made aggregate payments of $205 towards its operating lease liability. As of December 31, 2024, operating lease liabilities totaled $837. During the year ended December 31, 2025, the Company made payments of $60 towards its operating lease liability. As of December 31, 2025, operating lease liabilities totaled $843, of which $40 was current. The Company’s right of use assets are presented as part of property and equipment (see Note 3).

During the years ended December 31, 2025, and 2024, lease costs totaled $46 and $134, respectively.

Future minimum lease payments under the leases are as follows (in thousands):

Years Ending December 31,	Amounts
2026	$98
2027	93
2028	96
2029	109
Thereafter	781
Total payments	1,177
Less: Amount representing interest	(334)
Present value of net minimum lease payments	843
Less: Current portion	40
Non-current portion	$803

8. Issuance of Common Stock

2025 Transactions

During 2024, the Company received $115 in gross proceeds from investors pursuant to Simple Agreements for Future Equity (“SAFE”) investments, which remained outstanding as of December 31, 2024. On April 3, 2025, the SAFE investments were converted to 12,778 shares of common stock.

Private Placements

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

Public Offering

On December 4, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with A.G.P./Alliance Global Partners, as representative of the underwriters (the “Underwriters”), pursuant to which the Company agreed to sell and issue to the Underwriters, in a public offering (the “Offering”), an aggregate of (i) 2,500,000 shares of common stock and (ii) warrants to purchase up to 2,500,000 shares of common stock. The Offering closed on December 8, 2025. Each share of common stock and accompanying warrant to purchase one share of common stock were sold together at a combined public offering price of $4.00 less underwriting discounts and commissions. Additionally, the Company granted the Underwriters a 45-day option (the “Overallotment Option”) to purchase up to an additional 375,000 shares of common stock and/or warrants at the public offering price, less underwriting discounts and commissions.

In December 2025, the Underwriters notified the Company of their determination to fully exercise the Overallotment Option to purchase an aggregate of 375,000 shares of common stock and warrants to purchase an aggregate of 375,000 shares of additional common stock. All of the securities in the Offering, including the Overallotment Option, were sold by the Company.

The net proceeds to the Company from the Offering, including the partial exercise of the Overallotment Option, were approximately $10.2 million, after deducting underwriting discounts and commissions and certain offering expenses. The Company currently intends to use the net proceeds from the Offering, together with its existing cash and cash equivalents, to fund growth initiatives, working capital and other general corporate purposes, which may include repayment of debt.

Each warrant issued in the Offering has an exercise price per share of common stock equal to $4.50, subject to certain adjustments. The warrants are immediately exercisable upon issuance and will expire on December 8, 2030 (the “Expiration Date”), provided that the holder will be prohibited, subject to certain exceptions, from exercising the warrant for shares of the Company’s common stock to the extent that immediately after giving effect to such exercise, the holder, together with its affiliates and other attribution parties, would own more than 4.99% or 9.99% (as elected by the holder) of the total number of shares of the Company’s common stock then issued and outstanding, which percentage may be changed at the holder’s election to a higher or lower percentage not in excess of 9.99% upon 61 days’ prior notice from the holder to the Company subject to the terms of the warrants. If, and only if, there is no effective registration statement at the time of exercise, the warrants may be exercised cashlessly.

D&D Source of Life Holding Ltd., the controlling stockholder of the Company, and its affiliated entities purchased approximately $5.0 million of securities issued in the Offering at the public offering price.

The Offering was made pursuant to the Company’s registration statement on Form S-1 (File No. 333-291443) that was declared effective by the Securities and Exchange Commission on December 4, 2025 and a prospectus dated December 4, 2025.

2024 Transactions

During 2024, the Company received $4,096 in gross proceeds from three significant stockholders of the Company, D&D, Union Square Park Partners LP, and John J. Bello, the Company’s former Chairman, pursuant to SAFE investments. The SAFE investments were to convert into the next equity financing of Reed’s at the lesser of $9.00 per share or the per share price in the financing. D&D was given the right to designate a second independent director nominee to the board of directors of Reed’s and the company agreed to limit the size of its board of directors to nine (9) for so long as D&D owns 25% or more of the equity securities of the Company. The Company initially recorded the SAFE investments as a liability at $5,490 which was reflected on its June 30, 2024 balance sheet, and reflected a loss from change in fair value of SAFE investments of $1,393 at that date.

On September 9, 2024, the Company entered into a Securities Purchase Agreement with various purchasers for the issuance of 666,667 common shares for total consideration of $6,000. The various purchasers also held Company SAFE investments. The total capital raise consisted of 455,201 shares of common stock valued at $4,096 upon conversion of the SAFE investments and 211,466 common shares issued to D&D for consideration of $1,904.

Upon conversion of the SAFE instruments during the three months ended September 30, 2024, the Company recorded a gain from change in fair value of SAFE investments of $1,393.

Other issuances of common stock for cash

On December 30, 2024, the Company entered into a Securities Purchase Agreement with accredited investors. The Company issued 2,450,980 shares of common stock for aggregate net proceeds of $10 million. The average price per share was $4.08.

Common shares issued upon conversion of Notes Payable

On November 19, 2024, the Company issued 3,746,345 shares of its common stock with a fair value of $20,232 to D&D upon conversion of outstanding convertible notes and in satisfaction of accrued interest of $22,480. The excess of the converted value of the convertible notes and accrued interest over the fair value of the shares issued of $2,248 was treated as a capital contribution.

9. Series A Convertible Preferred Stock

Series A Convertible Preferred Stock (the “Preferred Stock”) consists of $10 par value, 5% non-cumulative, non-voting, participating preferred stock, with a liquidation preference of $10.00 per share. 500,000 shares are authorized. As of December 31, 2025, and 2024, there were 9,411 shares outstanding. Each share of Preferred Stock can be converted into 0.08 shares of the Company’s common stock.

Dividends are payable at the rate of 5% annually, pro-rata and non-cumulative. The dividend can be paid in cash or, at the discretion of the Company’s board of directors, in shares of common stock based on its then fair market value. The Company cannot declare or pay any dividend on shares of the Company’s common stock until the holders of the Preferred Stock have received their annual dividend. In addition, the holders of the Preferred Stock are entitled to receive pro rata distributions of dividends on an “as converted” basis with the holders of the Company’s common stock.

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

During the years ended December 31, 2025 and 2024, the Company accrued dividends on the Preferred Stock of $5 which is included in accrued expenses in the accompanying balance sheets. No shares of Series A preferred stock were converted into common stock in 2025 and 2024.

10. Share-Based Payments

Management believes that the ability to issue equity compensation, in order to incentivize performance by employees, directors, and consultants, is essential to the Company’s growth strategy.

On December 21, 2020, the 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the Company’s shareholders. The 2020 Plan provides for the issuance of up to 50,000 shares. Options forfeited under the 2020 plan were returned to the share reserve. Options issued cannot be re-priced without shareholder approval. As of December 31, 2025, shares available for issuance under the 2020 Plan were 36,657.

The 2020 Plan permits the grant of options and stock awards to the Company’s employees, directors and consultants. The options may constitute either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code or “non-qualified stock options”. The Plan is currently administered by the board of directors. The exercise price of an option granted under the plan cannot be less than 100% of the fair market value per share of common stock on the date of the grant of the option. Options may not be granted under the plan on or after the tenth anniversary of the adoption of the plan. Incentive stock options granted to a person owning more than 10% of the combined voting power of the common stock cannot be exercisable for more than five years. When an option is exercised, the exercise is received in cash, except that the plan administrator may permit the exercise price to be paid in any combination of cash, shares of stock having a fair market value equal to the exercise price, or as otherwise determined by the plan administrator.

On April 29, 2024, the 2024 Inducement Plan (the “2024 Plan”) was approved by the compensation committee of the Company’s board of directors. The 2024 Plan provides for the issuance of up to 41,667 shares. Options forfeited under the 2024 plan are returned to the share reserve for future issuance. Options issued cannot be re-priced without shareholder approval. As of December 31, 2025, shares available for issuance under the 2024 Plan were 27,350.

The 2024 Plan permits the grant of options and stock awards to the Company’s employees, directors and consultants. The options may constitute either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code or “non-qualified stock options”. The Plan is currently administered by the board of directors. The exercise price of an option granted under the plan cannot be less than 100% of the fair market value per share of common stock on the date of the grant of the option. Options may not be granted under the plan on or after the tenth anniversary of the adoption of the plan. Incentive stock options granted to a person owning more than 10% of the combined voting power of the common stock cannot be exercisable for more than five years. When an option is exercised, the excise price is received in cash, except that the plan administrator may permit the exercise price to be paid in any combination of cash, shares of stock having a fair market value equal to the exercise price, or as otherwise determined by the plan administrator.

Stock Options

As of December 31, 2025, the Company had issued and outstanding stock options to purchase an aggregate of 29,028 shares of common stock. The Company’s stock option activity during the years ended December 31, 2025, and 2024 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	19,196	$260.75	6.75	$-
Issued	31,355	7.80
Exercised	-	-
Unvested forfeited or expired	(865)	99.75
Vested forfeited or expired	(2,295)	277.67
Outstanding at December 31, 2024	47,391	$95.51	8.15	$-
Issued	-	-
Exercised	-	-
Unvested forfeited or expired	(6,103)	7.80
Vested forfeited or expired	(12,260)	40.43
Outstanding at December 31, 2025	29,028	$137.22	6.08	$-
Exercisable at December 31, 2025	27,005	$145.47	5.96	$-

During the year ended December 31, 2024, the Company approved options exercisable into 31,355 shares to be issued pursuant to the 2024 Plan. The stock options are exercisable at a price of $7.80 per share and expire in ten years. The total fair value of these options at grant date was approximately $253, which was determined using a Black-Scholes-Merton option pricing model with the following average assumption: stock price of $7.80 share, expected term of six years, volatility of 92%, dividend rate of 0%, and weighted average risk-free interest rate of 4.65%. The expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award.

During the year ended December 31, 2025 and 2024, the Company recognized $59 and $528 of compensation expense relating to vested stock options. As of December 31, 2025, the aggregate amount of unvested compensation related to stock options was approximately $10 which will be recognized as an expense as the options vest in future periods through April 30, 2028.

As of December 31, 2025, the outstanding and exercisable options have no intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of December 31, 2025, which was $2.10, and the exercise price of the outstanding stock options.

Additional information regarding options outstanding and exercisable as of December 31, 2025, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares Exercisable	Weighted Average Exercise Price
$7.80 - $24.00	14,483	$7.99	8.31	13,228	$7.95
$27.00 - $40.50	656	27.00	7.05	410	27.00
$72.00 - $108.00	2,088	72.00	6.35	1,566	72.00
$150.00 - $225.00	1,199	191.43	3.79	1,199	191.43
$264.00 - $396.00	9,850	297.59	3.31	9,850	297.59
$480.00 - $720.00	154	560.18	2.64	154	560.18
$732.00 - $1,098.00	598	756.47	0.95	598	756.47
	29,028	$137.22	6.08	27,005	$145.47

11. Stock Warrants

As of December 31, 2025, the Company has issued warrants to purchase an aggregate of 2,963,215 shares of common stock. The Company’s warrant activity during the years ended December 31, 2025, and 2024 is as follows:

	Shares	Weighted -Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2023	91,549	$52.62	2.84	$-
Issued	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at December 31, 2024	91,549	52.62	1.84	$-
Issued	2,875,000	4.50	5.00
Exercised	-	-	-
Forfeited or expired	(3,334)	193.20	-
Outstanding at December 31, 2025	2,963,215	$5.77	4.82	$-
Exercisable at December 31, 2025	2,963,215	$5.77	4.82	$-

On December 4, 2025, the Company entered into the Underwriting Agreement with the Underwriters, pursuant to which the Company agreed to sell and issue to the Underwriters, in the Offering, an aggregate of (i) 2,500,000 shares of common stock and (ii) warrants to purchase up to 2,500,000 shares of common stock (See Note 8). Pursuant to the Overallotment Option, the company also sold and issued to the Underwriters an aggregate of 375,000 shares of common stock and warrants to purchase an aggregate of 375,000 shares of additional common stock. Each warrant issued in the Offering has an exercise price per share of common stock equal to $4.50, subject to certain adjustments. The warrants are immediately exercisable upon issuance and will expire on December 8, 2030 (the “Expiration Date”), provided that the holder will be prohibited, subject to certain exceptions, from exercising the warrant for shares of the Company’s common stock to the extent that immediately after giving effect to such exercise, the holder, together with its affiliates and other attribution parties, would own more than 4.99% or 9.99% (as elected by the holder) of the total number of shares of the Company’s common stock then issued and outstanding, which percentage may be changed at the holder’s election to a higher or lower percentage not in excess of 9.99% upon 61 days’ prior notice from the holder to the Company subject to the terms of the warrants. If, and only if, there is no effective registration statement at the time of exercise, the warrants may be exercised cashlessly.

As of December 31, 2025, the outstanding and exercisable warrants have no intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of December 31, 2025, which was $2.10, and the exercise price of the Company’s warrants to purchase common stock.

Additional information regarding warrants outstanding and exercisable as of December 31, 2025, is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares Exercisable	Weighted Average Exercise Price
$4.50	2,875,000	$4.50	4.94	2,875,000	$4.50
$15.51	52,224	$15.51	0.39	52,224	$15.51
$86.31	30,991	$86.31	1.70	30,991	$86.31
$138.00	5,000	$138.00	0.91	5,000	$138.00
	2,963,215	$5.77	4.82	2,963,215	$5.77

12. Income Taxes

The Company is subject to taxation in the United States and various foreign jurisdictions.

For the years ended December 31, 2025 and 2024, a reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	December 31, 2025	December 31, 2024
Federal statutory tax rate	(21)%	(21)%
State rate, net of federal benefit	(5)%	(5)%
Foreign tax rate differential	(1)%	-%
	(27)%	(26)%
Effect of change in tax rate	-%	-%
Valuation allowance	27%	26%
Effective tax rate	$-	$-

As of December 31, 2025 and 2024, significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2025	December 31, 2024
Deferred income tax asset:
Net operating loss carryforwards - US	$28,288	$25,309
Net operating loss carryforwards - Foreign	240	-
Disqualified corporate interest expense	4,876	4,642
Stock-based compensation	2,271	2,256
Accrued bonus and vacation	66	-
Accounts receivable allowances	541	476
Inventory reserves	213	51
Operating lease liability	220	219
Other	-	-
Asset impairment	-	58
Gross deferred tax assets	36,715	33,011
Valuation allowance	(36,277)	(32,793)
Total deferred tax assets	438	218
Deferred tax liabilities:
Property and equipment	$(69)	-
Intangibles	(165)	-
Operating lease right-of-use asset	(204)	(218)
Deferred finance costs		-
Total deferred tax liabilities	(438)	(218)
Net deferred tax asset (liability)	$-	$-

At December 31, 2025 and 2024, the Company had available Federal and state net operating loss carryforwards (“NOL”s) to reduce future taxable income. For Federal purposes the amounts available were approximately $117,000 and $105,000, respectively. For state purposes approximately $73,000 and $59,000 was available at December 31, 2025 and 2024, respectively. Foreign net operating loss carryforwards are approximately $2,000 at December 31, 2025, with expiration dates ranging from 2035 to indefinite depending on the jurisdiction. The Federal carryforward for NOLs arising in years prior to 2018 is approximately $31,000, which expires on various dates through 2037. NOLs originating after 2017 of approximately $86,000, can be carried forward indefinitely, but are only able to offset 80% of taxable income in future years. The state carryforward expires on various dates through 2045. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOL may be limited as a result of changes in stock ownership. NOLs incurred subsequent to the latest change in control are not subject to the limitation.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2025 and 2024, the Company did not have a liability for unrecognized tax benefits.

The Company recognizes as income tax expense, interest and penalties on uncertain tax provisions. As of December 31, 2025 and 2024, the Company has not accrued interest or penalties related to uncertain tax positions. As of the year ended December 31, 2025, the tax returns for 2022 through 2025 remain open to examination by the Internal Revenue Service and for 2021 to 2025 for various state taxing jurisdictions to which the Company is subject.

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

In January 2024, CCB filed an arbitration demand alleging claims against the Company for various disputed amounts outstanding. Also in January 2024, the Company filed an arbitration demand alleging claims against CCB for various disputed amounts outstanding. The two cases were consolidated.

In February 2026, the arbitration resulted in an interim award in favor of the Company. The interim award will become a final award after a final determination of the costs and prejudgment interest is made by the arbitrator. As of December 31, 2024, the Company recorded a receivable of $144 due from CCB and a corresponding payable due to CCB of $144. Given the interim award, the Company has extinguished all amounts due from and to CCB. The Company will account for the award once the ruling is final and collectability of the award, if any, becomes probable.

14. Commitments and Contingencies

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

From time to time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company’s management evaluates its exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

The Company believes that there are no material litigation matters at the current time. Although the results of such litigation matters and claims cannot be predicted with certainty, the Company believe that the final outcome of such claims and proceedings will not have a material adverse impact on the Company’s financial position, liquidity, or results of operations.

15. Segment Information

The Company operates and manages its business as one reportable and operating segment as a manufacturer of carbonated beverages under Reed’s and Virgil’s brand names. The measure of segment assets is reported on the balance sheet as total assets.

The Company’s CODM, the Company’s Chief Executive Officer, reviews financial information presented and decides how to allocate resources based on net income (loss). Net income (loss) is used for evaluating financial performance.

Significant segment expenses include research and development, salaries, insurance, and stock-based compensation. Operating expenses include all the remaining costs necessary to operate the Company’s business, which primarily include external professional services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by the Company’s CODM.

	Year Ended December 31,
	2025	2024

Operating expenses
Salaries	5,547	3,740
Insurance	521	530
Stock-based compensation	59	528
Selling and marketing	3,254	4,405
Freight and delivery	4,220	4,544
Warehousing	1,154	1,320
Other operating expenses	7,355	4,425
Total operating expenses	$(22,110)	$(19,492)

16. Subsequent Events

Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and the oversight of our audit committee, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report does not contain an attestation report of our independent registered public accounting firm related to internal control over financial reporting because the rules for smaller reporting companies provide an exemption from the attestation requirement.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

10b5-1 Trading Arrangements

During the three months ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

General

Reed’s current directors have terms which will end at the next annual meeting of the stockholders and until each of their successors is elected and qualified. The following table sets forth certain information with respect to our current directors and executive officers as of date of this Annual Report.

Name	Position	Age
Neal M. Cohane	Interim Chief Executive Officer, Chief Operating Officer and Director	65
Douglas W. McCurdy	Chief Financial Officer, Secretary	60
Yumin Dai	Chief Executive Officer & Director of Reed’s (Asia) Limited (BVI)	65
Shufen Deng	Chairperson of the Board	61
Sam Van(1)(2)(3)	Director	48
Rudolf J. M. Bakker(1)(2)(3)	Director	46
Michael C. Tu(1)(2)(3)	Director	55

(1) Member of the Audit Committee. Mr. Van serves as Chair of the Audit Committee.

(2) Member of the Compensation Committee. Mr. Bakker serves as Chair of the Compensation Committee.

(3) Member of the Nominating and Corporate Governance Committee. Mr. Tu serves as Chair of the Nominating and Corporate Governance Committee.

Business Experience of Directors and Executive Officers

Neal M. Cohane has served as our interim Chief Executive Officer and Director since March 2026 and our Chief Operating Officer since January 2026. From August 2007 to December 2022, Mr. Cohane served as our Chief Sales Officer. Prior to re-joining us, Mr. Cohane served as Chief Sales Officer at Eastroc Beverage, from March 2025 to December 2025. Prior to that, he founded Rootstock Brands, Inc., where he advised beverage companies on go-to-market strategy and execution, from January 2023 to February 2025. Mr. Cohane holds a Bachelor of Science in Business Administration from Merrimack College. We believe that Mr. Cohane is qualified to serve on our Board because of his extensive knowledge of our business and significant experience in the beverage industry.

Douglas W. McCurdy has served as our Chief Financial Officer since February 2025. Prior to joining us, from December 2023 to January 2025, Mr. McCurdy served as Director for Roberts & Ryan, Inc., a veteran-owned investment bank. Prior to that, he served as Chief Operating Officer and Chief Financial Officer at YDC, Inc. (d/b/a REZI) from November 2019 to May 2023. Mr. McCurdy started his career as a Lieutenant in the US Navy. He holds a Master of Business Administration in Accounting and Finance from the University of Chicago Booth School of Business and a Bachelor of Science in Mechanical Engineering from Worcester Polytechnic Institute.

Yumin Dai has served as the Chief Executive Officer and Director of Reed’s (Asia) Limited (BVI) since February 2025. Prior to joining us, Mr. Dai served as consultant for the overseas business of Baolingbao Biology Co., Ltd (China) (“Baolingbao”), from February 2020 to December 2024.

Shufen Deng has served as a member of our board of directors since July 2023 pursuant to the director designation right granted to D&D under the D&D Shareholders Agreement (as defined below). Ms. Deng has served as Chairperson of the Board since November 2024 and as Vice Chairperson of the Board from February 2024 through November 2024. In addition, she has served as the General Manager for BLB International Company Limited. Ms. Deng was the sole shareholder of D&D Source of Life Holding Ltd. (“D&D”), the Company’s largest shareholder, from February 2023 through December 31, 2024. Ms. Deng is D&D’s non-independent designee. Prior to joining us, Ms. Deng served as the Chairman and General Manager of Baolingbao, from April 2017 to March 2021. She continues to serve as a member of Baolingbao’s board of directors and as a member of its compensation committee. Prior to that, Ms. Deng served as a judge in China for seven years. We believe that Ms. Deng is qualified to serve on our Board because of her extensive business and legal experience.

Sam Van has served as a member of the Board since October 2024 pursuant to the director designation right granted to D&D under the D&D Shareholders Agreement (as defined below). He currently serves as Chair of the Audit Committee and is a member of the Nominating and Governance and Compensation Committees. Mr. Van has served as the Chief Executive Officer of J-Star Holding Co., Ltd from October 2025 to present and is the founder and Chief Executive Officer of SRO Partners since May 2024. Previously, from June 2023 through May 2024, he served as Senior Vice President, Head of Advisory Services at Freedom U.S. Markets. From March 2017 through May 2023, he was the President and a Director of Deltec Investment Advisor Limited. From June 2022 through May 2024, Mr. Van served as a director and member of audit and nominating committees of Phoenix Motor Inc. (Nasdaq: PEV). Mr. Van has served on the board of directors of Picard Medical, Inc. (NYSE: PMI) since August 2025. Mr. Van has also served on the board of directors of Relm Insurance Ltd., a private company based in Bermuda, since January 2019. He also serves as a Senior Board Advisor at RKtech, an international software company in Vietnam. Mr. Van holds a Master of Business Administration from Cornell University and a Bachelor of Science in Finance from St. John’s University. Mr. Van is an independent director designee of D&D. We believe that Mr. Van is qualified to serve on our Board because of his extensive financial and operational expertise.

Rudolf J. M. Bakker has served as a member of the Board since April 2025 and was engaged as an outsourced fractional Chief Marketing Officer in March 2026. He currently serves as Chair of the Compensation Committee and is a member of the Nominating and Governance Committee. Mr. Bakker is the founder of Purple Fox Studios, a beverage-focused consulting and incubation platform he formed in January 2021. Additionally, he co-founded Succulent Spirits & Co., an importer and distributor of premium agave spirits in Europe, for which he has served as the Chief Growth Officer since March 2023. Prior to his current activities, Mr. Bakker served as Global VP Smirnoff at Diageo Plc from April 2015 to October 2020, General Manager Mexico at Red Bull GmbH from January 2013 to December 2014, and held senior commercial, marketing and innovation leadership roles at Heineken N.V. from April 1997 to December 2012, where he led brand development, portfolio strategy, and market expansion initiatives across multiple geographies. Mr. Bakker holds a Master of Business Administration from Erasmus University and has completed executive education programs at Harvard Business School, London Business School, and Kellogg Executive Education. We believe that Mr. Bakker is qualified to serve on our Board because of his extensive experience in the global business industry and focus on brand growth, innovation, and market expansion across both emerging and developed markets.

Michael C. Tu has served as a member of the Board since September 2025 pursuant to the director designation right granted to D&D under the D&D Shareholders Agreement (as defined below). He currently serves as Chair of the Nominating and Governance Committee and is a member of the Audit and Compensation Committees. Prior to joining us, Mr. Tu was a partner at Cooley LLP, from May 2021 to June 2024. Prior to that, he was a partner at Orrick, Herrington and Sutcliffe LLP, from July 2004 to May 2021. Mr. Tu has taught board governance and risk management at Stanford University’s Senior Executive Leadership Program and the University of California, Los Angeles’s Director Training Program, and has been recognized by Chambers USA, Martindale-Hubbell, Legal 500, and Best Lawyers in America for securities litigation. He holds a Juris Doctor from the University of California, Los Angeles School of Law and a Bachelor of Arts from the University of California, Berkeley. We believe that Mr. Tu is qualified to serve on our Board because of his deep corporate governance and securities law expertise.

Legal Proceedings

None of our executive officers or directors are parties to any material proceedings adverse to Reed’s, have any material interest adverse to Reed’s or have, during the past ten years been subject to legal or regulatory proceedings required to be disclosed hereunder.

Family Relationships

Shufen Deng and Yumin Dai are spouses. Otherwise, there are no family relationships between any of our executive officers and directors.

Corporate Governance

Audit Committee of the Board of Directors

We have established an Audit Committee of the board of directors. The Audit Committee, among other things, evaluates the performance of and assesses the qualifications of the independent registered public accounting firm; determines and approves the engagement of the independent registered public accounting firm; determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm; reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on the Company’s audit engagement team as required by law; reviews and approves or rejects transactions between the Company and any related persons; confers with management regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review the Company’s annual audited consolidated financial statements and quarterly unaudited consolidated financial statements with management and the independent registered public accounting firm.

The Audit Committee is currently composed of two directors: Sam Van (Chair) and Michael C. Tu. Our board of directors has adopted a written Audit Committee charter that is available on our website at https://investor.reedsinc.com/.

The board has determined that each member of our Audit Committee is an “independent director” as defined by the applicable NYSE American listing rules and Rule 10A-3(b)(1) under the Exchange Act. The board has determined Sam Van qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. In addition, the board determined that (i) none of the Audit Committee members have participated in the preparation of the financial statements of the Company at any time during the past three years and (2) Audit Committee members are able to read and understand fundamental financial statements.

Code of Ethics

We have adopted a Code of Ethics, which applies to all officers, directors and employees. Our Code of Ethics is posted on our website at http://investor.reedsinc.com. Any amendments to the Code of Ethics, or any waivers of its requirements, are expected to be disclosed on our website to the extent required by applicable rules and exchange requirements, including in order to satisfy Item 5.05 of Form 8-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities.

To our knowledge, based solely upon a review of such reports filed electronically with the SEC, during our fiscal year ended December 31, 2025, the following individuals each failed to timely file a Form 3: Michael C. Tu, Tina Reejsinghani, Cyril Wallace, Rudolf Bakker, and Sam Van. Era Regenerative Medicine Ltd., an entity affiliated with D&D, failed to timely file a Form 4 with respect to one transaction during the reporting period.

Stockholder Director Nomination Procedures

There have not been any material changes to the procedures by which stockholders may recommend nominees to our board of directors.

Insider Trading Policy

Reed’s has adopted an insider trading policy and procedures governing the purchase, sale and/or other dispositions of its securities by directors, officers and employees. A copy of the insider trading policy is included as an exhibit to this Annual Report on Form 10-K. In addition, it is the Company’s practice to comply with the applicable laws and regulations relating to insider trading.

Item 11. Executive Compensation

The following table summarizes all compensation for fiscal years 2025 and 2024 (as applicable) earned by (i) each individual who served as our principal executive officer during fiscal 2025 and (ii) the next two most highly compensated executive officers serving at the end of fiscal 2025, or our “Named Executive Officers.” In April 2025, Mr. Snyder announced his retirement as our Chief Executive Officer, and thereafter, Mr. Wallace commenced employment as our Chief Executive Officer and was appointed as a member of our board of directors. Effective March 24, 2026, Mr. Cohane, our Chief Operating Officer, was appointed as our interim Chief Executive Officer and a member of our board of directors, following Mr. Wallace’s resignation from the positions of Chief Executive Officer and director on the same date. Mr. Wallace will remain an employee of the Company through March 31, 2026.

Name and Principal Position	Year	Salary	Bonus(1)	All Other Compensation (2)		Total
Cyril A. Wallace, Jr.(3)	2025	$495,833	$35,000		$23,861	$554,694
Former Chief Executive Officer

Norman E. Snyder, Jr.(4)	2025	$180,163	$30,000		$418,519	$436,976
Former Chief Executive Officer	2024	$428,942	$50,000		$14,416	$493,358

Douglas W. McCurdy(5)	2025	$289,354	$-	$		$289,354
Chief Financial Officer

Yumin Dai(6)	2025	$162,875	$-		$113,794	$276,669
Chief Executive Officer, Reed’s (Asia) Limited (BVI)

(1) The amounts reported in this column for 2025 represent a one-time signing bonus for Mr. Wallace and a guaranteed bonus for Mr. Snyder, each as described further below under “—Employment Arrangements with Our Named Executive Officers” and “—Potential Payments Upon Termination or Change in Control.”

(2) The amounts reported in this column for 2025 represent (i) $23,861 paid to Mr. Wallace for relocation expense reimbursement, (ii) $412,512 paid to Mr. Snyder in connection with his departure as our Chief Executive Officer, as described further below under “—Potential Payments upon Termination or Change in Control,” which consists of (a) $378,525, representing twelve (12) months of his then-current base salary, plus (b) $33,987 representing twelve (12) months of the costs of health and welfare benefits, and (iii) $10,681 paid to Mr. Dai for automobile expenses, $29,082 for the rental of an apartment for Mr. Dai, $48,523 in hotel costs for Mr. Dai, and $25,508 paid on behalf of Mr. Dai to the real estate agency that assisted with locating Mr. Dai’s apartment.

(3) Mr. Wallace served as our Chief Executive Officer from April 16, 2025 to March 24, 2026.

(4) Mr. Snyder retired as our Chief Executive Officer effective April 16, 2025 and continued serving as an employee through May 31, 2025. The amount reported in the “Salary” column for 2025 includes $22,444 accrued but unused paid time off.

(5) Mr. McCurdy commenced employment as our Chief Financial Officer on February 10, 2025.

(6) Mr. Dai’s compensation was paid in Japanese Yen (JPY), which was converted into U.S. dollars at an exchange ratio of $0.00637706 per JPY.

Narrative Disclosure to Summary Compensation Table

Base Salary

Our Named Executive Officers receive base salaries to compensate them for services rendered to us. The base salary payable to each Named Executive Officer is intended to provide a fixed component of compensation, taking into account such Named Executive Officer’s qualifications, experience, scope of responsibilities, and competitive market considerations. The 2025 annual base salary rates for each of our Named Executive Officers are set forth in the table below:

Name	2025 Base Salary Rate
Cyril A. Wallace, Jr.	$700,000
Norman E. Snyder, Jr.	$378,525
Douglas W. McCurdy	$323,000
Yumin Dai	$300,000

Welfare and Other Benefits

We provide health, dental, vision, life, and disability insurance benefits to our Named Executive Officers, on the same terms and conditions as provided to all other eligible U.S. employees. We also maintain a 401(k) plan that provides eligible employees, including our U.S-based Named Executive Officers, with an opportunity to save for retirement on a tax advantaged basis. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made and pre-tax contributions and earnings on pre-tax and after-tax contributions are not generally taxable to the employees until withdrawn or distributed from the 401(k) plan.

Employment Arrangements with Our Named Executive Officers

Cyril A. Wallace, Jr.

In connection with commencement of his employment as our Chief Executive Officer, we entered into an Employment Agreement with Mr. Wallace, dated as of April 16, 2025 (the “Wallace Agreement”). The Wallace Agreement provides for a base salary of $700,000. Mr. Wallace will receive health insurance, four weeks’ paid vacation on an annual basis and other benefits available to our executive officers. Mr. Wallace received a signing bonus of $35,000 and long-distance commuting and relocation expense reimbursement up to $50,000, which in each case must be reimbursed in full if his employment is terminated (for no reason or any reason) prior to the one-year anniversary of April 16, 2025. The Wallace Agreement is “at-will” and may be terminated by Mr. Wallace or Reed’s at any time upon five days’ notice, for no reason or for any reason. Subject to the establishment of a new equity incentive plan and Mr. Wallace’s continued employment, Mr. Wallace will be granted a restricted stock award of 46,667 shares of common stock, vesting monthly over a one-year term measured from April 16, 2025, and three performance-based stock option awards to purchase up to an aggregate of 231,361 shares of common stock. Vesting of performance-based stock options will be subject to achievement of annual performance metrics established by the board of directors and agreed between the parties. In addition, the Wallace Agreement provides that, in the event Mr. Wallace receives any payments or benefits that constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and that are subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, the Company will pay Mr. Wallace an amount equal to the sum of the excise tax payable, plus the amount necessary to put Mr. Wallace in the same after tax position as if no excise tax had been imposed.

Norman E. Snyder, Jr.

In connection with his promotion to Chief Executive Officer of the Company in 2020, we entered into an Amended and Restated Employment Agreement with Mr. Snyder, effective March 1, 2020 (the “Snyder Agreement”). The Snyder Agreement provided for an initial base salary of $300,000 (increased to $350,000 in September 2020), eligibility for standard benefits available to executive officers, and the grant of certain restricted stock and stock option awards. The Snyder Agreement also provided for payment of severance benefits in connection with certain qualifying terminations of employment. In connection with his retirement from employment on May 31, 2025, Mr. Snyder received the benefits described below under “—Potential Payments Upon Termination or Change in Control—Snyder Transition Agreement.”

Douglas McCurdy

On January 31, 2025, we entered into an Employment Agreement with Mr. McCurdy (the “McCurdy Agreement”). The McCurdy Agreement provides for an initial one-year term beginning on February 10, 2025 and ending on February 10, 2026 (the “Original Term”), which may be extended for additional successive one-year periods by mutual agreement of the parties. If the McCurdy Agreement is neither terminated nor extended, Mr. McCurdy’s employment continues on an at-will basis for one-month periods following the Original Term. Pursuant to the terms of the McCurdy Agreement, Mr. McCurdy receives an annual base salary of $323,000 and is eligible for a discretionary annual performance bonus with a target of 30% of his annual salary. Mr. McCurdy is also eligible to receive standard benefits available to executive officers and to receive long-term equity incentive awards from time to time. The McCurdy Agreement also provided for payment of severance benefits in connection with certain qualifying terminations of employment occurring during the Original Term, as described below under “—Potential Payments Upon Termination or Change in Control—McCurdy Agreement.”

Yumin Dai

Mr. Dai receives a salary of $300,000 and certain reimbursement of automobile and housing expenses.

Potential Payments upon Termination or Change in Control

Mr. Dai is not entitled to receive any payments in connection with a termination of his employment or a change in control of the Company. We expect to enter into a separation agreement and release with Mr. Wallace in connection with his resignation. The benefits actually provided to Mr. Snyder in connection with his termination and the benefits that Mr. McCurdy would be entitled to receive in connection with certain terminations of his employment are described below.

Snyder Transition Agreement

Effective April 16, 2025, we entered into a transition and separation agreement with Mr. Snyder, pursuant to which he ceased serving as our Chief Executive Officer (the “Snyder Transition Agreement”). In order to ensure a smooth transition, Mr. Snyder remained an employee of the Company through May 31, 2025. Pursuant to the Snyder Transition Agreement, Mr. Snyder continued to receive his annual base salary and his unvested equity continued to vest through May 31, 2025. In addition, subject to his execution and delivery of a release of claims, Mr. Snyder was entitled to receive 12 months’ severance, payable in equal monthly installments through May 31, 2026, at his then-current salary rate, $378,525 per year, reimbursement of COBRA premiums and deductibles for such 12-month period, and his vested options would remain exercisable for an extended period of two years following his date of separation. The Snyder Transition Agreement also provides for a guaranteed bonus payment of $30,000 and an additional bonus of up to $20,000 based on the achievement of certain performance metrics. As of the date hereof, no portion of the $20,000 additional bonus payment was earned or paid, and the entire $20,000 amount has been forfeited.

McCurdy Agreement

In the event of a termination of Mr. McCurdy’s employment without “cause” or a resignation by Mr. McCurdy for “good reason” (each, as defined in the McCurdy Agreement) during the Original Term, subject to his execution and delivery of a release of claims, Mr. McCurdy would have received (i) equal installment payments of $26,917 for the number of months remaining in the Original Term, and (ii) COBRA reimbursements for up to the remaining period of the Original Term.

Outstanding Equity Awards at Year-End

The following table sets forth certain information regarding equity awards held by each Named Executive Officer outstanding as of December 31, 2025:

Name and Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Norman E. Snyder, Jr.(1)	1,468	—	—	$264.00	2/25/2030
	84	—	—	$150.00	3/25/2030
	828			$210.00	5/20/2030
	2,654	—	—	$285.00	9/16/2030
	6,385	—	—	$7.80	4/29/2034

(1) Mr. Snyder retired as our Chief Executive Officer effective April 16, 2025 and continued serving as an employee through May 31, 2025. Pursuant to the Snyder Transition Agreement, Mr. Snyder’s unvested equity continued to vest through May 31, 2025. See “—Potential Payments Upon Termination or Change in Control.”

Director Compensation

We pay our independent directors an annual cash retainer in the amount of $50,000, on a quarterly basis, prorated based on the dates of service for each non-employee director. The following table summarizes the compensation paid to our non-employee directors for the year ended December 31, 2025:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Shufen Deng (1)	$-	-	-	-	-	$-
Sam Van	$50,000	-	-	-	-	$50,000
Rudolf J. M. Bakker (2)	$37,500	-	-	-	-	$37,500
Michael C. Tu (3)	$14,674	-	-	-	-	$14,674
Lewis Jaffe (4)	$12,500	-		-	-	$12,500
Randle Lee Edwards (5)	$34,783	-	-	-	-	$34,783

(1)	Shufen Deng elected to waive non-employee director compensation due to her position at the time as the principal and director designee of D&D Source of Life Holding, Ltd.
(2)	Rudolf J. M. Bakker was appointed to the board effective April 11, 2025, and the amounts set forth herein represent the prorated amount of Mr. Bakker’s cash fee.
(3)	Michael C. Tu was appointed to the board effective September 15, 2025, and the amounts set forth herein represent the prorated amount of Mr. Tu’s cash fee.
(4)	Lewis Jaffe resigned from the board effective March 31, 2025, and the amounts set forth herein represent the prorated amount of Mr. Jaffe’s cash fee.
(5)	Randle Lee Edwards resigned from the board effective September 10, 2025, and the amounts set forth herein represent the prorated amount of Mr. Edwards’ cash fee.

Policy on Timing of Equity Award Grants

The Compensation Committee and the Board have not established written policies regarding the timing of option grants or other awards in relation to the release of material nonpublic information (“MNPI”). They do however as a matter of practice take MNPI into account when determining the timing and terms of stock option or other equity awards to executive officers. The Company does not time the disclosure of MNPI, whether positive or negative, for the purpose of affecting the value of executive compensation. During 2025, the timing of grant of stock options did not trigger disclosures hereunder.

Clawback Policy

Our board of directors has adopted a written compensation recovery policy in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act and applicable exchange rules, a copy of which is included as an exhibit to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 1, 2026 by (i) each Named Executive Officer and director, (ii) all executive officers and directors as a group, and (iii) each stockholder known by the Company to be the beneficial owner of 5% or more of our outstanding shares of common stock. A person is considered to beneficially own any shares (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Options and warrants to purchase shares of our common stock that are exercisable within 60 days of March 1, 2026 are deemed to be beneficially owned by the person holding these options and/or warrants, as applicable, for the purpose of computing percentage ownership of that person, but they are not treated as outstanding for the purpose of computing any other person’s ownership percentage.

Applicable percentages are based on 11,820,429 shares of common stock outstanding as of March 1, 2026, adjusted as required by rules promulgated by the SEC. Except as otherwise indicated below and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated, the principal address of each listed executive officer and director is 501 Merritt 7 PH, Norwalk, Connecticut 06851.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Named Executive Officers and Directors:
Cyril A. Wallace, Jr.(1)	—	—%
Norman E. Snyder, Jr.(2)	11,674	* %
Douglas W. McCurdy	—	—%
Yumin Dai	—	—%
Shufen Deng	—	—%
Sam Van	—	—%
Rudolf J. M. Bakker	—	—%
Michael C. Tu	—	—%
All current executive officers and directors as a group (8 persons)	675	* %
5% or Greater Stockholders
Entities affiliated with D&D Source of Life Holding Ltd.(3)	6,183,856	52.1%

* Represents beneficial ownership of less than 1% of our outstanding common stock.

(1) Mr. Wallace resigned from the positions of our Chief Executive Officer and a member of the board of directors, effective March 24, 2026. Mr. Wallace will remain an employee of the Company through March 31, 2026.

(2) Mr. Snyder retired as our Chief Executive Officer effective April 16, 2025 and continued serving as an employee through May 31, 2025. The amount reported consists of (i) options to purchase 11,198 shares of common stock that are exercisable within 60 days of March 1, 2026 and (ii) 476 shares of common stock underlying warrants that are exercisable within 60 days of March 1, 2026.

(3) This information is based partially on the information reported on the Schedule 13D filed by D&D and Era Regenerative Medicine Ltd (“ERM”) on June 10, 2025. The amount reported consists of (i) 5,777,524 shares of common stock held by D&D, (ii) 38,685 shares of common stock underlying warrants held by D&D that are exercisable within 60 days of March 1, 2026, (iii) 367,647 shares of common stock held by ERM. 1,250,000 shares of common stock underlying warrants are excluded from the amount reported above as beneficially owned because they are subject to limitations on exercisability if such exercise would result in D&D beneficially owning more than 4.99% of our outstanding common stock. ERM is a holding company and the sole shareholder of D&D. Dai Siqi is the sole director of ERM, and may be deemed to have shared voting, investment and dispositive power with respect to the securities held by D&D. Dai Siqi disclaims beneficial ownership in the securities held by D&D except for his pecuniary interest therein as sole director of ERM. The address of D&D is Genesis Building, 5th Floor, Genesis Close, George Town, PO Box 446, Grand Cayman, Cayman Islands, KY1-1106. The address of each of ERM and Dai Siqi is Unit 8, 3/F, Qwomar Trading Complex, Blackburne Road, Port Purcell, Road Town Tortola, D8, VG1110.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2025, our 2024 Inducement Plan and our Amended and Restated 2020 Plan were in effect. Our Second Amended and Restated 2017 Incentive Compensation Plan was discontinued, although outstanding awards granted per its terms remain in effect.

The following table provides information, as of December 31, 2025, with respect to equity securities authorized for issuance under our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in
Plan Category	(a)		(b)	Column (a)

Equity compensation plans approved by stockholders	14,711	(1)	$262.78	36,657	(2)
Equity compensation plans not approved by stockholders(3)	14,317		$7.80	27,350
TOTAL	29,028		$137.02	64,007

(1) Includes (i) outstanding options to purchase 11,183 shares of our common stock under the Amended and Restated 2020 Plan and (ii) outstanding options to purchase 3,528 shares of our common stock under the Second Amended and Restated 2017 Incentive Compensation Plan. The Second Amended and Restated 2017 Incentive Compensation Plan was terminated upon the adoption of the Amended and Restated 2020 Plan.

(2) Represents shares of our common stock available for future issuance under the Amended and Restated 2020 Plan.

(3) Represents our 2024 Inducement Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures Regarding Transactions with Related Persons

Our Board adopted a written related person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related person transactions.” For purposes of our policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we or any of our subsidiaries are participants involving an amount that exceeds $120,000, in which any “related person” has a material interest.

Transactions involving compensation for services provided to us by an employee, consultant or director will not be considered related person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of our voting securities, including any of their immediate family members and affiliates and entities owned or controlled by any related person.

Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of our voting securities, an officer with knowledge of the proposed related person transaction, must present information regarding the proposed related person transaction to our Audit Committee (or, where review by our Audit Committee would be inappropriate, to another independent body of our Board) for review. To identify related person transactions in advance, we will rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related person transactions, our Audit Committee will take into account the relevant available facts and circumstances, which may include, but are not limited to:

●	the risks, costs, and benefits to us;
●	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
●	the terms of the transaction;
●	the availability of other sources for comparable services or products; and
●	the terms available to or from, as the case may be, unrelated third parties.

Our Audit Committee will approve only those transactions that it determines are fair to and in the best interests of the Company. All of the transactions described above were entered into prior to the adoption of, or in compliance with, such policy.

Certain Relationships and Related Transactions

The following includes a summary of transactions since January 1, 2024, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

D&D Source of Life Holding, Ltd.

On February 28, 2024, D&D invested $3,000,000 in us through Simple Agreement for Future Equity (SAFE) vehicles. Pursuant to its SAFE, (i) D&D’s director designation rights were reaffirmed and expanded to rights to designate up to three directors of the Company, two of whom must be independent, (ii) Shufen Deng was named Vice-Chairperson of the board of directors of the Company, and (iii) Randle Lee Edwards was designated as an independent director designee. D&D’s director designation rights continue so long as D&D beneficially owns 25% or more of the Company’s issued and outstanding common stock. In addition, in connection with this investment, the Company agreed to limit the size of the Board to nine members.

On September 10, 2024, D&D subscribed for an aggregate of 3,268,795 shares of common stock in a private placement transaction (“PIPE”). D&D’s subscription in such private placement was paid through automatic conversion of its SAFE in the principal amount of $3,000,000 with the balance of $1,903,192 paid in cash.

On October 10, 2024, certain funds affiliated with Whitebox Advisors, LLC (“Whitebox”) sold and assigned their entire interest in eight secured promissory notes (the “Whitebox Notes”) of the Company to D&D for a total purchase price of $17,878,248. The Whitebox Notes contained customary affirmative and negative covenants and events of default. The Whitebox Notes were secured by substantially all of the Company’s assets, including all intellectual property. Certain of the Whitebox Notes were not convertible and certain of the Whitebox Notes were convertible, subject to certain limitations, including a beneficial ownership limitation of 9.9% of the number of shares of common stock outstanding.

On November 14, 2024, we entered into a new secured one-year term loan with a principal amount of $10.0 million with Whitebox. The term loan is secured by substantially all of the Company’s assets, including all intellectual property. We used part of the proceeds to pay off and close our then existing revolving line of credit. In order to facilitate the term loan transaction, D&D and the Company amended the Whitebox Notes. D&D released all collateral under the Whitebox Notes, deferred cash payments thereunder and extended the maturity dates of all of the Whitebox Notes to 181 days after the maturity of the revolving credit facility, which was November 14, 2025 (with the maturity dates of the Whitebox Notes extended to May 14, 2026). D&D and its agent further waived certain events of default under the Whitebox Notes through the maturity date. Further, as part of the term loan transaction, D&D subordinated its Whitebox Notes to Whitebox. The Company further pledged collateral and granted security interests in all of its intellectual property to Whitebox.

On November 19, 2024, we and D&D entered into an exchange agreement, whereby D&D equitized the Whitebox Notes, in full, for an aggregate of 22,478,074 shares of common stock of the Company.

ERM, the sole shareholder of D&D, acquired 367,647 shares of our common stock on December 30, 2024, in a private placement of an aggregate of 14,705,882 shares of common stock to accredited investors for aggregate gross proceeds of $10,000,000. The purchase price per share was $0.68. Pursuant to a Registration Rights Agreement, effective December 30, 2024, we filed a registration statement on Form S-1 (File No. 333-286492), which was declared effective by the SEC on April 21, 2025, covering the resale of the Registrable Securities (as defined therein).

On January 24, 2025, we and D&D entered into an amendment to the Shareholders Agreement dated May 25, 2023 (as amended, the “D&D Shareholders Agreement”), amending the agreement to incorporate the following previously agreed terms: so long as D&D owns 25% or more of the Company’s issued and outstanding common stock, (1) D&D shall have the right to designate three individuals for appointment to the board of directors of the Company, two of whom shall be “independent directors” as defined in applicable SEC and exchange rules, (2) D&D shall have the right to designate one board observer and (3) the size of the Company’s board of directors will not exceed nine members without the consent of both D&D’s independent designated directors. Pursuant to the D&D Shareholders Agreement, D&D has designated Shufen Deng, chairperson of our board of directors, Sam Van and Michael Tu, each an independent director, to serve on our board of directors. D&D has also designated Yumin Dai, the spouse of Shufen Deng, as a board observer.

On January 24, 2025, we and D&D entered into a Board Observer Agreement governing D&D’s right to designate the board observer. Such board observer right permits the observer’s attendance at board meetings and participation in discussions at such meetings. The agreement further provides for indemnification and advancement of expenses from the Company to the same extent provided by the Company to its directors and for reimbursement of reasonable out-of-pocket expenses incurred by the observer in connection with attending meeting, subject to company policies in effect. Any individual’s service as the observer is conditioned on such individual’s execution of an agreement with the Company that preserves the confidentiality of Reed’s information and board discussions. D&D designated Mr. Yumin Dai to be the board observer.

On May 28, 2025, we entered into a Securities Purchase Agreement with certain accredited investors, including D&D, pursuant to which we agreed to issue and sell $3,000,000 of shares of common stock at a purchase price per share of $0.93. D&D purchased $1,000,000 of shares of common stock in this private placement, which closed on June 4, 2025. Pursuant to a Registration Rights Agreement dated May 28, 2025, we filed a registration statement on Form S-1 (File No. 333-289889), which was declared effective by the SEC on September 4, 2025, covering the resale of the Registrable Securities (as defined therein).

On December 4, 2025, we entered into the Underwriting Agreement with A.G.P./Alliance Global Partners, as representative of the Underwriters, pursuant to which we agreed to sell and issue to the Underwriters, in the Offering an aggregate of (i) 2,500,000 shares of common stock and (ii) warrants to purchase up to 2,500,000 shares of common stock. Additionally, we granted the Underwriters the Overallotment Option to purchase up to an additional 375,000 shares of common stock and/or warrants at the public offering price, less underwriting discounts and commissions. On December 5, 2025 and December 12, 2025, the Underwriters fully exercised the Overallotment Option. Each share of common stock and accompanying warrant to purchase one share of common stock were sold together at a combined public offering price of $4.00 less underwriting discounts and commissions. Each warrant issued in the Offering has an exercise price per share of common stock equal to $4.50, subject to certain adjustments and beneficial ownership limitations. The warrants became immediately exercisable upon issuance and will expire on December 8, 2030. To our knowledge, D&D participated in the Offering, and purchased 1,250,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock.

John J. Bello

John J. Bello is the former Chairman of the board and was a significant stockholder of the company. In March 2023 he funded $300,000 to the company through a SAFE investment. The SAFE investment converted into 300,000 shares of common stock on September 10, 2024 pursuant to the company’s PIPE transaction.

Norman E. Snyder, Jr.

On July 26, 2024, Norman E. Snyder Jr., the then-serving CEO of the Company, provided a personal guaranty for $500,000 over advance on the company’s line of credit with Alterna Capital Solutions, LLC. The over advance was repaid by September 30, 2024.

Yumin Dai

Yumin Dai is the spouse of Shufen Deng. On February 4, 2025, he was appointed Chief Executive Officer of the Company’s newly formed wholly owned subsidiary, Reed’s (Asia) Limited (BVI). His salary is $300,000 per year. The Company expects to expand Mr. Dai’s duties to serve as Chief Executive Officer and director of a newly formed Japanese subsidiary.

Compensation Arrangements and Equity Awards for Executive Officers and Directors

We have employment arrangements with our executive officers that, among other things, provide for certain change in control benefits, as well as severance benefits for executive officers. For a description of these agreements with our named executive officers, see “Item 11. Executive Compensation.”

We have granted, and may grant in the future, stock options and restricted stock awards to our executive officers and our directors. For a description of these equity awards to our named executive officers, see “Item 11. Executive Compensation.”

Indemnification Agreements for Executive Officers and Directors

We have entered into indemnification agreements with each of our directors and certain of our executive officers. These agreements require us to indemnify these individuals and, in certain cases, affiliates of such individuals, to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Director Independence

As of the date of this Annual Report, our board has five directors. The following are the three standing committees of the board: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The board, upon recommendation from the Nominating and Corporate Governance Committee, determined each of Michael C. Tu, Sam Van and Rudolf Bakker is an “independent director” as defined by Section 803(A) of the NYSE American Company Guide. The Board also determined that each member of our Audit, Compensation and Nominating and Corporate Governance Committees satisfies the independence standards for such committees established by the NYSE American Company Guide, as applicable. Independence of board members is re-evaluated by the board annually. We intend to maintain at least a majority of independent directors on our board in the future.

Item 14. Principal Accountant Fees and Services

Weinberg & Company, P.A. (“Weinberg”) was our independent registered public accounting firm for the years ended December 31, 2025, and 2024.

The following table shows the fees paid or accrued by us for the audit and other services provided by Weinberg for the years ended December 31, 2025, and 2024:

	2025	2024

Audit Fees	$311,090	$279,804
Audit-Related Fees	—	—
Tax Fees	46,603	33,928
All Other Fees	70,575	390
Total	$428,268	$314,122

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

Tax Fees

Weinberg prepared our 2025 and 2024 Federal and state income tax returns.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules

All other financial statement schedules have been omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference, in each case as indicated below:

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of Reed’s, Inc., as amended through February 5, 2025	10-K	001-32501	3(i)	3/28/2025
3.2	Certificate of Amendment of the Certificate of Incorporation of Reed’s, Inc., effective October 31, 2025	8-K	001-32501	3.1	10/31/2025
3.3	Second Amended and Restated Bylaws of Reed’s Inc.	8-K	001-32501	3.1	12/8/2025
4.1	Form of Warrant to Union Square Park Partners, LP, issued on March 11, 2022	8-K	001-32501	4.1	3/21/2022
4.2	Form of Warrant 2022 PIPE, issued on March 11, 2022	8-K	001-32501	4.1	3/14/2022
4.3	Form of Secured Convertible Promissory Note, issued on May 9, 2022	8-K	001-32501	4.1	5/10/2022
4.4	Form of Warrant, issued on May 25, 2023	8-K	001-32501	4.1	5/31/2023
4.5†	Warrant Agency Agreement by and between Reed’s, Inc. and Transfer Online, Inc., dated December 3, 2025					X
4.6	Form of Warrant to Purchase Common Stock dated December 8, 2025	8-K	001-32501	4.1	12/8/2025
4.7	Form of Common Stock Certificate	S-1	333-291443	4.6	11/12/2025
4.8	Description of Securities					X
10.1+	Form of Reed’s Inc. Indemnification Agreement	10-K	001-32501	10.1	4/1/2024
10.2+	Reed’s Inc. 2020 Equity Incentive Plan, as amended December 30, 2021	10-K	001-32501	10.2	4/1/2024
10.3+	Reed’s Inc. 2024 Inducement Plan	10-K	001-32501	10.3	4/1/2024
10.4+	Employment Agreement by and between Reed’s Inc. and Douglas W. McCurdy dated January 31, 2025	10-K	001-32501	10.4	3/28/2025
10.5+	Amended and Restated Employment Agreement by and between Reed’s Inc. and Norman E. Snyder, Jr. dated June 24, 2020	10-K	001-32501	10.22	4/15/2022
10.6	Lease by and between Merritt 7 Venture LLC and Reed’s Inc. dated May 10, 2024	10-Q	001-32501	10.2	8/13/2024

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.7†	First Amendment to Lease, by and between Merritt 7 Venture LLC and Reed’s Inc., dated April 10, 2025					X
10.8	Second Amendment and Partial Termination of Lease, by and between Merritt 7 Venture LLC and Reed’s Inc., dated November 19, 2025					X
10.9	Form of Registration Rights Agreement by and among Reed’s Inc, and certain investors dated March 10, 2022	8-K	001-32501	10.2	3/14/2022
10.10	Registration Rights Agreement by and between Reed’s Inc. and purchasers dated May 9, 2022	8-K	001-32501	10.2	5/10/2022
10.11	Shareholders Agreement by and between Reed’s Inc. and D&D Source of Life Holding Ltd., dated May 25, 2023	8-K	001-32501	10.2	5/31/2023
10.12	Amendment to Shareholders Agreement by and between Reed’s Inc. and D&D Source of Life Holding Ltd., dated January 24, 2025	8-K	001-32501	10.1	1/28/2025
10.13	Board Observer Agreement by and between Reed’s Inc. and D&D Source of Life Holding Ltd., dated January 24, 2025	8-K	001-32501	10.2	1/28/2025
10.14	Registration Rights Agreement by and between Reed’s Inc., and D&D Source of Life Holdings Ltd. and certain other investors, dated May 25, 2023	8-K	001-32501	10.3	5/31/2023
10.15	Securities Purchase Agreement by and between Reed’s Inc. and certain investors, dated December 30, 2024	8-K	001-32501	10.1	1/6/2025
10.16	Registration Rights Agreement by and between Reed’s Inc. and certain investors, dated December 30, 2024	8-K	001-32501	10.2	1/6/2025
10.17	Senior Secured Loan and Security Agreement among Reed’s Inc., the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent, dated November 14, 2024	8-K	001-32501	10.1	11/19/2024
10.18	Grant of Security Interest in Copyright Rights by Reed’s Inc. in favor of Cantor Fitzgerald Securities, as collateral agent, dated November 14, 2024	8-K	001-32501	10.3	11/19/2024

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.19	Grant of Security Interest in Patent Rights by Reed’s Inc. in favor of Cantor Fitzgerald Securities, as collateral agent, dated November 14, 2024	8-K	001-32501	10.4	11/19/2024
10.20	Grant of Security Interest in Trademark Rights by Reed’s Inc. in favor of Cantor Fitzgerald Securities, as collateral agent, dated November 14, 2024	8-K	001-32501	10.5	11/19/2024
10.21	Subordination Agreement by and among Reed’s Inc., Wilmington Savings Fund society, FSB, as holder representative and collateral agent, D&D Source of Life Holding Ltd. and Cantor Fitzgerald Securities, as administrative agent and collateral agent, dated November 14, 2024	8-K	001-32501	10.6	11/19/2024
10.22	Pledge Agreement by Reed’s Inc. in favor of Cantor Fitzgerald Securities, in its capacity as collateral agent, dated November 14, 2024	8-K	001-32501	10.7	11/19/2024
10.23	Exchange Agreement by and between Reed’s Inc. and D&D Source of Life Holding Ltd., dated November 18, 2024	8-K	001-32501	10.8	11/19/2024
10.24	Option Exercise and Sixth Amendment to the 10% Secured Convertible Notes by and between Reed’s Inc. and each holder and Wilmington Savings Fund Society, FSB, holder representative and collateral agent, dated August 1, 2024	10-Q	001-32501	10.1	8/13/2024
10.25	Securities Purchase Agreement by and between Reed’s Inc. and investors, dated September 9, 2024	8-K	001-32501	10.1	9/13/2024
10.26	Registration Rights Agreement by and between Reed’s Inc. and investors, dated September 9, 2024	8-K	001-32501	10.2	9/13/2024
10.27	Limited Waiver and Deferral Agreement by and between Reed’s Inc. and each holder and Wilmington Savings Fund Society, FSB, holder representative and collateral agent, dated May 17, 2024	10-Q	001-32501	10.3	5/20/2024
10.28	Amendment to Limited Waiver, Deferral, and Amendment and Restatement Agreement by and between Reed’s Inc. and each holder and Wilmington Savings Fund Society, FSB, holder representative and collateral agent, dated April 1, 2024	8-K/A	001-32501	10.1	4/3/2024
10.29	Limited Waiver, Deferral, and Amendment and Restatement Agreement by and between Reed’s Inc. and each holder and Wilmington Savings Fund Society, FSB, holder representative and collateral agent, dated February 12, 2024	8-K	001-32501	10.3	2/13/2024
10.30+	Retirement, Transition and Separation Agreement by and between Reed’s, Inc. and Norman E. Snyder, Jr. dated April 14, 2025	8-K	001-32501	10.1	4/17/2025
10.31+	Executive Employment Agreement by and between Reed’s, Inc. and Cyril Wallace dated April 16, 2025	8-K	001-32501	10.2	4/17/2025
10.32	Form of Securities Purchase Agreement by and between Reed’s, Inc. and certain accredited investors dated May 28, 2025	10-Q	001-32501	10.4	8/13/25
10.33	Form of Registration Rights Agreement by and between Reed’s, Inc. and certain accredited investors dated May 28, 2025	10-Q	001-32501	10.4	8/13/25

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.34	Form of Securities Purchase Agreement, dated as of September 12, 2025, by and between Reed’s, Inc. and certain accredited investors	8-K	001-32501	10.1	9/16/2025
10.35	Form of Registration Rights Agreement, dated as of September 12, 2025, by and between Reed’s, Inc. and certain accredited investors	8-K	001-32501	10.1	9/16/2025
10.36	Amendment No. 1 to Senior Secured Loan and Security Agreement among Reed’s, Inc., the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent, dated September 26, 2025	8-K	001-32501	10.1	9/26/2025
10.37+	Offer Letter by and between Reed’s Inc. and Neal M. Cohane dated December 17, 2025	8-K	001-32501	10.1	12/29/2025
19.1	Insider Trading Policy					X
21.1	Subsidiaries of Reed’s Inc.					X
23.1	Consent of Weinberg & Co., PA., Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on the signature page)					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Reed’s, Inc. Clawback Policy for Covered Executives	10-K	001-32501	97	4/1/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.					X
104	Cover Page formatted as inline XBRL and contained in Exhibit 101.					X

#	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
+	Indicates management contract or compensatory plan.
†	Certain schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

Item 16. Form 10K Summary

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2026	REED’S, INC.
a Delaware corporation

	By:	/s/ Neal M. Cohane
Neal M. Cohane
Interim Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Neal M. Cohane and Douglas W. McCurdy, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.(new board members to de added)

Signature	Title	Date

/s/ Neal M. Cohane	Interim Chief Executive Officer,	March 25, 2026
Neal M. Cohane	(Principal Executive Officer), Director

/s/ Douglas W. McCurdy	Chief Financial Officer	March 25, 2026
Douglas W. McCurdy	(Principal Financial Officer and Principal Accounting Officer)

/s/ Shufen Deng	Chairperson of the Board	March 25, 2026
Shufen Deng

/s/ Sam Van	Director	March 25, 2026
Sam Van

/s/ Rudolf J. M. Bakker	Director	March 25, 2026
Rudolf J. M. Bakker

/s/ Michael C. Tu	Director	March 25, 2026
Michael C. Tu

