Form 10-Q
period 2026-03-31
REED'S, INC.
filed 2026-05-13
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

There are 11,857,086 shares of the Company’s common stock, par value $.0001 per share, outstanding as of May 8, 2026.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This report contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “position,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. These risks and uncertainties include, but are not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Form 10-K”) as updated by “Part II, Item 1A” of this report, which should be considered when evaluating our trends and future results. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. The discussion of risks in this report is by no means all-inclusive but is designed to highlight what we believe are important factors to consider when evaluating our future performance.

ii

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REED’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)

ASSETS
Current assets:
Cash	$4,580	$10,424
Accounts receivable, net of allowance of $982 and $980, respectively	2,912	2,317
Inventory, net	8,048	8,046
Prepaid expenses and other current assets	1,307	673
Total current assets	16,847	21,460

Property and equipment, net of accumulated depreciation of $827 and $785, respectively	1,189	1,231
Intangible assets	650	650
Total assets	$18,686	$23,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,062	$3,496
Accrued expenses	878	669
Deferred revenue	17	-
Senior secured loan, net of deferred financing costs of $45 and $68, respectively	9,205	9,182
Current portion of lease liabilities	33	40
Total current liabilities	15,195	13,387

Lease liabilities, less current portion	799	803
Total liabilities	15,994	14,190

Commitments and Contingencies	-	-

Stockholders’ equity:
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 60,000,000 shares authorized; 11,820,429 and 11,820,429 shares issued and outstanding, respectively	5	5
Additional paid in capital	176,788	176,783
Accumulated deficit	(174,195)	(167,731)
Total stockholders’ equity	2,692	9,151
Total liabilities and stockholders’ equity	$18,686	$23,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

REED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	March 31, 2026	March 31, 2025
Net Sales	$7,142	$10,029

Cost of goods sold	5,707	6,526
Cost of discontinued inventory	738	101
Total cost of goods sold	6,445	6,627

Gross profit	697	3,402

Operating expenses:
Delivery and handling expense	1,120	1,627
Selling and marketing expense	1,747	1,502
General and administrative expense	4,045	2,015
Total operating expenses	6,912	5,144

Loss from operations	(6,215)	(1,742)

Other expense	(45)	-
Interest expense, net	(204)	(289)

Net loss	$(6,464)	$(2,031)

Net loss per share – basic and diluted	$(0.55)	$(0.27)

Weighted average number of shares outstanding – basic and diluted	11,820,429	7,561,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

REED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2025	11,820,429	$5	9,411	$94	$176,783	$(167,731)	$9,151
Fair value of vested options					5		5

Net loss			-	-	-	(6,464)	(6,464)
Balance, March 31, 2026	11,820,429	$5	9,411	$94	$176,788	$(174,195)	$2,692

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	7,561,875	$1	9,411	$94	$158,437	$(151,884)	$6,648
Fair value of vested options					47		47

Net loss			-	-	-	(2,031)	(2,031)
Balance, March 31, 2025	7,561,875	$1	9,411	$94	$158,484	$(153,915)	$4,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

REED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

(Amounts in thousands)

	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net loss	$(6,464)	$(2,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30	41
Amortization of debt discount	23	95
Fair value of vested options	5	47
Allowance for estimated credit losses	982	980
Discontinued inventory	738	101
Lease liabilities	(11)	17
Changes in operating assets and liabilities:
Accounts receivable	(1,577)	(1,330)
Inventory	(740)	(4,320)
Prepaid expenses and other assets	(634)	(293)
Decrease in right of use assets	12	12
Accounts payable	1,566	989
Accrued expenses	209	330
Deferred revenue	17	-

Net cash used in operating activities	(5,844)	(5,362)
Cash flows from investing activities:
Trademark costs	-	(1)
Purchase of property and equipment	-	(73)
Net cash used in investing activities	-	(74)
Cash flows from financing activities:
Payment of cost recorded as debt discount	-	(18)
Amounts from former related party, net	-	(75)
Net cash used in financing activities	-	(93)

Net decrease in cash	(5,844)	(5,529)
Cash at beginning of period	10,424	10,391
Cash at end of period	$4,580	$4,862

Supplemental disclosures of cash flow information:
Cash paid for interest	$185	$199

The accompanying notes are an integral part of these condensed consolidated financial statements.

REED’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2026 and 2025 (Unaudited)

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Reed’s, Inc. (the “Company”, “we”, “us”, or “our”), have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures contained in these condensed consolidated financial statements are adequate to make the information presented herein not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 25, 2026. The accompanying condensed consolidated financial statements are unaudited, but in the opinion of management, contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2026, and the results of its operations and its cash flows for the three months ended March 31, 2026 and 2025. The balance sheet as of December 31, 2025 is derived from the Company’s audited financial statements.

During the year ended December 31, 2025, the Company began an expansion into new geographic markets in the Asia Pacific region. The Company formed a wholly owned subsidiary Reed’s (Asia) Limited (BVI). Reed’s (Asia) Limited subsequently formed five additional wholly owned subsidiaries, Reed’s (Hong Kong) Limited, Reed’s (Japan) Limited, Jiangzhi Beverage (Hainan) Co. Limited, Reed’s Beverages (Singapore) PTE Limited, and Shenshen Jiangzi Beverage Co. Limited. These subsidiaries are an early part of the Company’s strategic expansion in the Asia Pacific region. The Company expects continued investment in its Asia Pacific growth initiative. Reed’s (Asia) Limited did not generate material sales in the period ended March 31, 2026 or 2025.

The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2026.

Liquidity

For the three months ended March 31, 2026, the Company recorded a net loss of $6,464 and used cash in operations of $5,844. Cash used in operations was primarily from the Company’s operating losses, working capital, and investment in strategic growth initiatives. As of March 31, 2026, the Company had a cash balance of $4,580 and no remaining availability under the Company’s Senior Secured Loan. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. As of the issuance date of these financial statements, management expects that the Company’s existing cash of $4,580 will be sufficient to fund the Company’s current operating plan for at least twelve months from the date of issuance of these financial statements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Historically, the Company has financed its operations through existing cash balances, cash generated from operations, public and private issuance of common stock, preferred stock, convertible debt instruments, term loans and credit lines from financial institutions.

Management expects that the Company’s existing cash of $4,580, cash generated from operations, and access to committed financing will be sufficient to fund the Company’s operating plan, which was approved by the board of directors in February 2026, for at least twelve months from the date of issuance of the financial statements; however, if the Company’s management and board of directors approve additional growth initiatives and related investment in human resources, working capital, new geographic markets, information technology, and other uses of cash, the Company may require additional funding.

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

Consolidation and Basis of Presentation

The accompanying consolidated financial statements and notes have been prepared in accordance with accounting principles U.S. GAAP. The consolidated financial statements include the accounts of Reed’s Inc. and its wholly owned subsidiary Reed’s (Asia) Limited (BVI). Reed’s (Asia) Limited subsequently formed five additional wholly owned subsidiaries, Reed’s (Hong Kong) Limited, Reed’s (Japan) Limited, Jiangzhi Beverage (Hainan) Co. Limited, Reed’s Beverages (Singapore) PTE Limited, and Shenshen Jiangzi Beverage Co. Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

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

For the three months ended March 31, 2026 and 2025, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an antidilutive effect. The potentially dilutive securities consisted of the following:

	March 31, 2026	March 31, 2025
Warrants	2,963,215	91,549
Options	25,191	54,034
Common stock equivalent of Series A Convertible Preferred stock	125	125
Total	2,988,531	145,708

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs aggregated $311 and $33 for the three months ended March 31, 2026 and 2025, respectively.

Concentrations

Net sales. During the three months ended March 31, 2026, the Company’s three largest customers accounted for 23%, 14%, and 11% of net sales, respectively. During the three months ended March 31, 2025, the Company’s three largest customers accounted for 21%, 17%, and 17% of net sales, respectively. No other customers exceeded 10% of net sales in either period.

Accounts receivable. As of March 31, 2026, the Company had accounts receivable from four customers which comprised 23%, 15%, 14%, and 12% of its net accounts receivable, respectively. As of December 31, 2025, the Company had accounts receivable from three customers which comprised 35%, 24% and 11% of its net accounts receivable, respectively. No other customers exceeded 10% of gross accounts receivable in either period.

The Company utilizes co-packers to produce 100% of its products. During the three months ended March 31, 2026 and the year ended December 31, 2025, the Company utilized seven separate co-packers for most of its production and bottling of beverage products in the United States. The Company has established relationships with these co-packers, including a former related party (see Note 10). Although there are other co-packers available to the Company, a change in co-packers may cause a delay in the production process, which could adversely affect operating results.

Purchases from vendors. During the three months ended March 31, 2026, the Company’s two largest vendors accounted for approximately 11% and 10% of all purchases. During the three months ended March 31, 2025, the Company’s largest vendor accounted for approximately 13% of all purchases. No other vendors exceeded 10% of all purchases in either period.

Accounts payable. As of March 31, 2026, two vendors accounted for 11% and 10% of total accounts payable. As of December 31, 2025, no vendor accounted for more than 10% of total accounts payable. No other vendors exceeded 10% of accounts payable in either period.

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

Foreign Currency

Cash denominated in Japanese Yen (JPY) with an aggregate US Dollar equivalent of $394 and $131 at March 31, 2026 and December 31, 2025, respectively, was held by the Company in accounts at a financial institution in Japan. The Company used the exchange rate in the following table to translate amounts denominated in non-USD currencies as of the periods noted:

	March 31, 2026	December 31, 2025

JPY:USD	159.12	156.81

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

3. Inventory

Inventory consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$3,314	$3,951
Finished products	4,734	4,095
Total	$8,048	$8,046

As of March 31, 2026 and December 31, 2025, inventory was net of a reserve of $1,390 and $835, respectively. During the three months ended March 31, 2026, the Company incurred $738 of inventory charges related to changes in product portfolio optimization made by new management. The $738 of inventory charges consisted of $717 related to raw materials and $21 related to finished products.

4. Property and Equipment

Property and equipment comprise the following (in thousands):

	March 31, 2026	December 31, 2025
Right-of-use assets under operating leases	$832	$832
Leasehold improvements	164	164
Computer hardware and software	595	595
Machinery and equipment	275	275
Vehicles	68	68
Construction in progress	82	82
Total cost	2,016	2,016
Accumulated depreciation and amortization	(827)	(785)
Net book value	$1,189	$1,231

Depreciation expense for the three months ended March 31, 2026 and 2025 was $30 and $41, respectively, and amortization of right-of-use assets for the three months ended March 31, 2026 and 2025 was $12 and $12, respectively.

5. Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Brand names	$576	$576
Trademarks	74	74
Total	$650	$650

6. Senior Secured Loan

The following sets forth amounts in respect of the Company’s senior secured loan:

	March 31, 2026	December 31, 2025
Senior secured loan	$9,250	$9,250
Deferred financing costs	(45)	(68)
Total	$9,205	$9,182

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

As of March 31, 2026 and December 31, 2025, the principal amount outstanding on the Senior Secured Loan was $9,250 and $9,250, respectively. There was no availability under the Loan Agreement at March 31, 2026.

The Amended Loan Agreement includes customary restrictions that limit the Company’s ability to engage in certain types of transactions. Additionally, the agreement contains a financial covenant that requires the Company to meet a certain minimum cash balance and liquidity threshold as of the end of each month. The Company was in compliance with the Amended Loan Agreement as of March 31, 2026 and December 31, 2025.

The Company incurred $410 of direct costs associated with the Senior Secured Loan transaction, consisting primarily of broker, bank and legal fees. These costs have been deferred and are being amortized over the life of the agreement. The unamortized debt discount balance was $68 at December 31, 2025. For the three months ended March 31, 2026 and 2025, the amortization of debt discount was $23 and $95, respectively. The unamortized debt discount balance was $45 at March 31, 2026. Additionally, in connection with the Amended Loan Agreement, the Company incurred $40 of direct costs, which were expensed.

7. Lease Liabilities

During the three months ended March 31, 2026 and 2025, lease costs totaled $12 and $12, respectively.

As of December 31, 2025, operating lease liabilities totaled $843. During the three months ended March 31, 2026, the Company made aggregate payments of $11 towards its operating lease liability. As of March 31, 2026, operating lease liabilities totaled $832, of which $33 was current. The Company’s right of use assets are presented as part of property and equipment (see Note 4).

As of March 31, 2026, the weighted average remaining lease terms for an operating lease are 9.67 years. As of March 31, 2026, the weighted average discount rate on the operating lease is 8.0%.

8. Stock-Based Compensation

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2026:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	29,028	$137.22	6.08	$-
Granted	-	-
Exercised	-	-
Unvested forfeited	(84)	7.80
Vested forfeited	(3,753)	346.52
Outstanding at March 31, 2026	25,191	$106.46	6.68	$-
Exercisable at March 31, 2026	24,148	$112.51	6.63	$-

During the three months ended March 31, 2026 and 2025, the Company recognized $5 and $47 of compensation expense relating to vested stock options. As of March 31, 2026, the aggregate amount of unvested compensation related to stock options was approximately $5, which will be recognized as an expense as the options vest in future periods through April 30, 2028.

As of March 31, 2026, the outstanding and exercisable options have no aggregate intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of March 31, 2026, which was $3.63, and the exercise price of the outstanding stock options.

9. Stock Warrants

The Company’s warrant activity during the three months ended March 31, 2026 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2025	2,963,215	$5.77	4.82	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2026	2,963,215	$5.77	4.57	$-
Exercisable at March 31, 2026	2,963,215	$5.77	4.57	$-

As of March 31, 2026, the outstanding and exercisable warrants have no aggregate intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of March 31, 2026, which was $3.63, and the exercise price of the Company’s warrants to purchase common stock.

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

In February 2026, the arbitrator issued an interim award in favor of the Company. The interim award is expected to become a final award after a final determination of the costs and prejudgment interest is made by the arbitrator.

11. Commitments and Contingencies

From time to time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company’s management evaluates its exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

The Company believes that there are no material litigation matters at the current time. Although the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such claims and proceedings will not have a material adverse impact on the Company’s financial position, liquidity, or results of operations.

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

	Three Months Ended March 31,
	2026	2025

Operating expenses
Salaries	1,757	1,056
Insurance	121	128
Stock-based compensation	5	47
Selling and marketing	1,194	1,001
Freight and delivery	869	1,351
Warehousing	251	277
Other operating expenses	2,715	1,284
Total operating expenses	$(6,912)	$(5,144)

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

The following discussion also includes the use of gross billing, a key performance indicator and metric. Gross billing represents invoiced amounts to distributors and retailers, excluding sales adjustments. Gross billing may include deductions from MSRP or “list price,” where applicable, and excludes promotional costs of generating such sales. Management utilizes gross billing to monitor operating performance of products and salespersons, which performance can be masked by the effect of promotional or other allowances. Management believes that the presentation of gross billing provides a useful measure of Reed’s operating performance.

Amounts presented in the discussion below are in thousands, except share and per share amounts.

Results of Operations

Overview

During the three months ended March 31, 2026, the Company continued its focus on profitable sales growth, improving gross margin, reducing freight costs, and optimizing selling, general and administrative expenses. The sales growth initiatives include channel expansion, in-store product placements, new product innovation, and improved sales execution. The gross margin enhancement initiatives include product portfolio optimization, equitable supplier negotiations, streamlining co-packer processes, and efficient inventory management. Underpinning these initiatives is a focus on optimizing delivery and handling and selling, general and administrative expenses.

During the year ended December 31, 2025, the Company began an expansion into new geographic markets in the Asia Pacific region. The Company formed a wholly owned subsidiary Reed’s (Asia) Limited (BVI). Reed’s (Asia) Limited subsequently formed five additional wholly owned subsidiaries, Reed’s (Hong Kong) Limited, Reed’s (Japan) Limited, Jiangzhi Beverage (Hainan) Co. Limited, Reed’s Beverages (Singapore) PTE Limited, and Shenshen Jiangzi Beverage Co. Limited. These subsidiaries are an early part of the Company’s strategic expansion in the Asia Pacific region. The Company expects continued investment in its Asia Pacific growth initiative. Reed’s (Asia) Limited did not generate material sales in the period ended March 31, 2026 or 2025.

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

During the three months ended March 31, 2026, the average cost of shipping and handling was $2.57 per case, as compared to $3.17 per case for the three months ended March 31, 2025. The Company has experienced increases in freight costs and there remains a volatile pricing environment, including due to the armed conflict in Iran. The Company will continue to monitor pricing and availability in transportation and has implemented plans designed to manage this risk. In the past, the Company has been negatively impacted by supply chain challenges affecting our ability to benefit from strong demand for, and increased sales of our product. Any disruption caused by labor shortages, significant raw material cost inflation, logistics issues, increased freight costs, or port congestion, may adversely impact margins in the future.

Through March 31, 2026, we continued to finance our operations through existing cash balances, cash generated from operations, public and private issuance of common stock, and credit lines from financial institutions. As we seek additional financing, there can be no assurance that such financing will be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our operating performance and investor sentiment with respect to us and our industry.

Results of Operations – Three Months Ended March 31, 2026, as compared to March 31, 2025

The following table sets forth key statistics for the three months ended March 31, 2026 and 2025, respectively, in thousands.

	Three Months Ended March 31,		Pct.
	2026	2025	Change
Gross billing (A)	$8,514	$11,013	-23%
Less: Promotional and other allowances (B)	1,372	984	39%
Net sales	$7,142	$10,029	-29%

Cost of goods sold	6,445	6,627	-3%
% of Gross billing	76%	60%
% of Net sales	90%	66%
Gross profit	$697	$3,402	-80%
% of Net sales	10%	34%

Expenses
Delivery and handling	$1,120	$1,627	-31%
% of Net sales	16%	16%
Dollar per case ($)	$2.57	$3.17
Selling and marketing	1,747	1,502	16%
% of Net sales	24%	15%
General and administrative	4,045	2,015	101%
% of Net sales	57%	20%
Total operating expenses	6,912	5,144	34%

Loss from operations	$(6,215)	$(1,742)	257%

Interest expense and other expense	$(249)	$(289)	-14%

Net loss	$(6,464)	$(2,031)	218%

Loss per share – basic and diluted	$(0.55)	$(0.27)	190%

Weighted average shares outstanding - basic & diluted	11,820,429	7,561,875	10%

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

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity from the first quarter of 2025 through the first quarter of 2026.

		2026	2025	vs PY	Q1 Per Case
		Q1	Q1	Q1	2026	2025	vs PY
Cases:
	Reed’s	320	334	-4%
	Virgil’s	115	179	-37%
	Total Core	435	513	-15%

Gross Billing:	Total	$8,514	$11,013	-23%	19.57	21.47	-9%

Discounts:	Total	$(1,372)	$(984)	39%	$(3.15)	$(1.92)	64%

COGS:	Total	$(6,445)	$(6,627)	-3%	$(14.82)	$(12.92)	15%

Gross Margin:		$697	$3,402	-80%	$1.60	$6.63	-76%
as % Net Sales		10%	34%

Sales, Cost of Sales, and Gross Margins

Gross billing decreased by 23% to $8,514 during the three months ended March 31, 2026, compared to $11,013 during the prior year, primarily driven by Reed’s volume decline of 4%, and Virgil’s volume decline of 37%. Price on our brands decreased 9% to $19.57 per case, primarily driven by liquidation of select slow-moving product.

Discounts as a percentage of gross sales were 16% during the three months ended March 31, 2026, compared to 9% in the prior year. Net sales decreased 29% during the three months ended March 31, 2026, to $7,142, compared to $10,029 in the prior year, primarily driven by lower volumes with recurring national customers and higher promotional and other allowances.

Cost of Goods Sold

Cost of goods sold decreased $182 during the three months ended March 31, 2026, as compared to the prior year. As a percentage of net sales, cost of goods sold for the three months ended March 31, 2026, was 90% as compared to 66% for the prior year. The decrease in cost of goods sold was primarily driven by inventory write-offs related to changes in product portfolio optimization made by new management, in an amount of $738.

The total cost of goods per case increased to $14.82 per case in the three months ended March 31, 2026, from $12.92 per case for the prior year.

Gross Margin

Gross margin was 10% for the three months ended March 31, 2026, compared to 34% for the prior year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses decreased by $507 in the three months ended March 31, 2026, to $1,120 from $1,627 in the prior year, primarily driven by continued improvements in logistics efficiency and freight optimization. Delivery costs in the three months ended March 31, 2026, were 16% of net sales and $2.57 per case, compared to 16% of net sales and $3.17 per case during the prior year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses were $1,747 during the three months ended March 31, 2026, compared to $1,502 during the prior year. The increase was primarily driven by higher employee related costs and marketing expenditures. As a percentage of net sales, selling and marketing expenses were 24% of net sales during the three months ended March 31, 2026, as compared to 15% of net sales during the prior year.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses were $4,045 during the three months ended March 31, 2026, an increase of $2,030 over the prior year. As a percentage of net sales, general and administrative expenses were 57% during the three months ended March 31, 2026, as compared to 20% during the prior year. The increase was primarily driven by investments in personnel and related services to support our Asia growth initiative, in an amount of $1,441.

Loss from Operations

The loss from operations was $6,215 for the three months ended March 31, 2026, as compared to a loss of $1,742 in the prior year, primarily driven by lower gross profit and higher operating expenses discussed above.

Interest and Other Expense

Interest and other expense for the three months ended March 31, 2026, consisted of $204 of interest expense and $45 of other expense. During the prior year, interest and other expense consisted of $289 of interest expense.

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

Set forth below is a reconciliation of net loss to EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net loss	$(6,464)	$(2,031)

EBITDA adjustments:
Interest expense	204	289
Depreciation and amortization	42	53
Total EBITDA adjustments	$246	$342

EBITDA	$(6,218)	$(1,689)

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

Liquidity

As reflected in the financial statements included elsewhere in this Quarterly Report on Form 10-Q, for the three months ended March 31, 2026, the Company recorded a net loss of $6,464 and used cash in operations of $5,844. Cash used in operations was primarily from our operating losses, working capital, and investment in strategic growth initiatives. As of March 31, 2026, we had a cash balance of $4,580 and no remaining availability under our Senior Secured Loan.

Historically, we have financed our operations through existing cash balances, cash generated from operations, public and private issuance of common stock, preferred stock, convertible debt instruments, term loans and credit lines from financial institutions.

In September 2025, we entered into a loan agreement with certain funds affiliated with Whitebox Advisors LLC, as lenders, and Cantor Fitzgerald Securities, as administrative agent and collateral agent. The loan agreement provides for a senior secured loan and is further discussed in Note 6 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Management expects that the Company’s existing cash of $4,580, cash generated from operations, and access to committed financing will be sufficient to fund the Company’s operating plan, which was approved by the board of directors in February 2026, for at least twelve months from the date of issuance of the financial statements included elsewhere in this Quarterly Report on Form 10-Q; however, if the Company’s management and board of directors approve additional growth initiatives and related investment in human resources, working capital, new geographic markets, information technology, and other uses of cash, the Company may require additional funding.

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

Cash Flows

Net cash used in operating activities totaled $5,844 for the three months ended March 31, 2026, compared to $5,362 for the three months ended March 31, 2025. The increase in net cash used in operating activities was primarily driven by operating losses, working capital, and investment in strategic growth initiatives.

Net cash used in investing activities totaled $0 for the three months ended March 31, 2026, compared to $74 for the three months ended March 31, 2025. The decrease in net cash used in investing activities was primarily driven by no purchases of property and equipment.

Net cash used in financing activities totaled $0 for the three months ended March 31, 2026, compared to $93 for the three months ended March 31, 2025. The decrease in net cash used in financing activities was primarily driven by no repayment of advances from a former related party and no payment of cash recorded as a debt discount.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in estimates for reserves of uncollectible accounts, inventory obsolescence, depreciable lives of property and equipment, analysis of impairments of recorded long-term tangible and intangible assets, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services. There were no changes to our critical accounting policies described in the condensed financial statements included in our 2025 Form 10-K that impacted our condensed financial statements and related notes included herein.

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to ordinary, routine litigation incidental to our business, including routine litigation matters tendered to our insurance carriers. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable. Although the results of such routine litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such routine litigation and claims will not have a material adverse impact on our financial position, liquidity, or results of operations.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

See Index to Exhibits.

INDEX TO EXHIBITS

ITEM 15(a)(3)

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below:

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of Reed’s, Inc., as amended through February 5, 2025	10-K	001-32501	3(i)	3/28/2025
3.2	Certificate of Amendment of the Certificate of Incorporation of Reed’s, Inc., effective October 31, 2025	8-K	001-32501	3.1	10/31/2025
3.3	Second Amended and Restated Bylaws of Reed’s Inc.	8-K	001-32501	3.1	12/8/2025
10.1+	Separation Agreement and Release, dated April 16, 2026, by and between the Registrant and Cyril A. Wallace, Jr.	8-K	001-32501	10.1	4/16/2026
10.2+	Offer of Employment, dated April 10, 2026, between the Company and Damian Warshall.	8-K	001-32501	10.1	4/24/2026
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.					X
104	Cover Page formatted as inline XBRL and contained in Exhibit 101.					X

#	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reed’s, Inc. (Registrant)

Date: May 13, 2026	/s/ Neal M. Cohane
Neal M. Cohane
Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	/s/ Douglas W. McCurdy
Douglas W. McCurdy
Chief Financial Officer
(Principal Financial Officer)

