Form 10-Q
period 2026-06-30
REED'S, INC.
filed 2026-08-12
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There are 11,857,086 shares of the Company’s common stock, par value $.0001 per share, outstanding as of August 7, 2026.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	F-1

Item 1. Condensed Consolidated Financial Statements	F-1

Condensed Consolidated Balance Sheets - June 30, 2026 (Unaudited) and December 31, 2025	F-1

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025 (Unaudited)	F-2

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the three and six months ended June 30, 2026 and 2025 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements three and six months ended June 30, 2026 and 2025 (Unaudited)	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	10

PART II – OTHER INFORMATION	11

Item 1. Legal Proceedings	11

Item 1A. Risk Factors	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Mine Safety Disclosures	13

Item 5. Other Information	13

Item 6. Exhibits	13

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

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REED’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)

ASSETS
Current assets:
Cash	$2,410	$10,424
Accounts receivable, net of allowance of $1,060 and $980, respectively	3,107	2,317
Inventory, net	6,992	8,046
Prepaid expenses and other current assets	1,153	673
Total current assets	13,662	21,460

Property and equipment, net of accumulated depreciation of $864 and $785, respectively	1,137	1,231
Intangible assets	650	650
Total assets	$15,449	$23,341

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$6,200	$3,496
Accrued expenses	634	669
Deferred revenue	51	-
Senior secured loan, net of deferred financing costs of $23 and $68, respectively	9,227	9,182
Current portion of lease liabilities	35	40
Total current liabilities	16,147	13,387

Lease liabilities, less current portion	787	803
Total liabilities	16,934	14,190

Stockholders’ equity (deficiency):
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 60,000,000 shares authorized; 11,857,086 and 11,820,429 shares issued and outstanding, respectively	5	5
Additional paid in capital	176,884	176,783
Accumulated deficit	(178,468)	(167,731)
Total stockholders’ equity (deficiency):	(1,485)	9,151
Total liabilities and stockholders’ equity (deficiency):	$15,449	$23,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

REED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$7,488	$9,523	$14,630	$19,552

Cost of goods sold	5,607	7,110	11,314	13,682
Inventory write-offs	92	1,606	830	1,661
Total cost of goods sold	5,699	8,716	12,144	15,343

Gross profit	1,789	807	2,486	4,209

Operating expenses:
Delivery and handling expense	1,107	1,572	2,227	3,199
Selling and marketing expense	1,709	1,271	3,456	2,773
General and administrative expense	3,037	3,757	7,082	5,772
Total operating expenses	5,853	6,600	12,765	11,744

Loss from operations	(4,064)	(5,793)	(10,279)	(7,535)

Other income (expense)	(5)	46	(50)	46
Interest expense	(204)	(301)	(408)	(590)

Net loss	(4,273)	(6,048)	(10,737)	(8,079)

Dividends on Series A Convertible Preferred Stock	-	(5)	-	(5)

Net Loss Attributable to Common Stockholders	$(4,273)	$(6,053)	$(10,737)	$(8,084)

Loss per share – basic and diluted	$(0.36)	$(0.78)	$(0.91)	$(1.06)

Weighted average number of shares outstanding – basic and diluted	11,846,210	7,727,840	11,833,391	7,645,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

REED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, March 31, 2026	11,820,429	$5	9,411	$94	$176,787	$(174,195)	$2,691
Fair value of vested options					3		3
Fair value of vested restricted shares	36,657				94		94
Net loss			-	-	-	(4,273)	(4,273)
Balance, June 30, 2026	11,857,086	$5	9,411	$94	$176,884	$(178,468)	$(1,485)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, December 31, 2025	11,820,429	$5	9,411	$94	$176,783	$(167,731)	$9,151
Fair value of vested options					8		8
Fair value of vested restricted shares	36,657				94		94
Net loss			-	-	-	(10,737)	(10,737)
Balance, June 30, 2026	11,857,086	$5	9,411	$94	$176,884	$(178,468)	$(1,485)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2025	7,561,875	$1	9,411	$94	$158,484	$(153,915)	$4,664
Fair value of vested options	-	-	-	-	9	-	9
Dividends on Series A						(5)	(5)
Common stock issued upon conversion of SAFE agreement	12,778	-	-	-	115	-	115
Common stock issued for cash	537,632	-	-	-	3,000	-	3,000
Net loss	-	-	-	-	-	(6,048)	(6,048)
Balance, June 30, 2025	8,112,285	$1	9,411	$94	$161,608	$(159,968)	$1,735

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	7,561,875	$1	9,411	$94	$158,437	$(151,884)	$6,648

Fair value of vested options	-	-	-	-	56	-	56
Dividends on Series A	-	-	-	-	-	(5)	(5)
Common stock issued upon conversion of SAFE agreement	12,778	-	-	-	115	-	115
Common stock issued for cash	537,632	-	-	-	3,000	-	3,000
Net loss	-	-	-	-	-	(8,079)	(8,079)
Balance, June 30, 2025	8,112,285	$1	9,411	$94	$161,608	$(159,968)	$1,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

REED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

(Amounts in thousands)

	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net loss	$(10,737)	$(8,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	55	92

Amortization of debt discount	45	199
Fair value of vested options	8	56
Fair value of vested restricted shares	94	-
Change in allowance for doubtful accounts	1,060	1,091
Inventory write-offs and change in reserve	830	1,661
Changes in operating assets and liabilities:
Accounts receivable	(1,850)	(2,114)
Inventory	224	(6,728)
Prepaid expenses and other assets	(480)	(179)
Decrease in right of use assets	24	23
Accounts payable	2,718	1,637
Accrued expenses	(35)	1,906
Deferred revenue	51	-
Lease liabilities	(21)	25
Net cash used in operating activities	(8,014)	(10,410)
Cash flows from investing activities:
Trademark costs	-	(6)
Purchase of property and equipment	-	(95)
Net cash used in investing activities	-	(101)
Cash flows from financing activities:
Proceeds from sale of common stock	-	3,000
Payment of cash recorded as debt discount	-	(34)
Amounts from former related party, net	-	(169)
Net cash provided by financing activities	-	2,797

Net decrease in cash	(8,014)	(7,714)
Cash at beginning of period	10,424	10,391
Cash at end of period	$2,410	$2,677

Supplemental disclosures of cash flow information:
Cash paid for interest	$372	$400
Non-cash investing and financing activities:
Reduction in property and equipment and accounts payable	15	-
Reclass SAFE agreement from accounts payable to equity	-	115
Dividends on Series A Convertible Preferred Stock	$-	$5

The accompanying notes are an integral part of these condensed consolidated financial statements.

REED’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Reed’s, Inc. (the “Company”, “we”, “us”, or “our”), have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures contained in these condensed consolidated financial statements are adequate to make the information presented herein not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 25, 2026. The accompanying condensed consolidated financial statements are unaudited, but in the opinion of management, contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2026, and the results of its operations and its cash flows for the six months ended June 30, 2026 and 2025. The balance sheet as of December 31, 2025 is derived from the Company’s audited financial statements.

During the year ended December 31, 2025, the Company began an expansion into new geographic markets in the Asia Pacific region. The Company formed a wholly owned subsidiary Reed’s (Asia) Limited (BVI). Reed’s (Asia) Limited subsequently formed five additional wholly owned subsidiaries, Reed’s (Hong Kong) Limited, Reed’s (Japan) Limited, Jiangzhi Beverage (Hainan) Co. Limited, Reed’s Beverages (Singapore) PTE Limited, and Shenshen Jiangzi Beverage Co. Limited. These subsidiaries are an early part of the Company’s strategic expansion in the Asia Pacific region. The Company expects continued investment in its Asia Pacific growth initiative. Reed’s (Asia) Limited did not generate material sales in the period ended June 30, 2026 or 2025.

The results of operations for the six months ended June 30, 2026, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2026.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended June 30, 2026, the Company recorded a net loss of $10,737, used cash in operations of $8,014, and as of June 30, 2026, had a stockholders’ deficiency of $1,485. As of June 30, 2026, the Company had a cash balance of $2,410, principal amount outstanding on the Senior Secured Loan of $9,250, no remaining availability under the Senior Secured Loan, and a maturity date on the Senior Secured Loan of September 30, 2026 (see Note 6 Senior Secured Loan). In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, these factors, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company is also continuing to take actions to improve operating performance and cash generated from operations, including product portfolio optimization, implementing strategies to achieve profitable sales growth, streamlining operations, improving supply chains, negotiating equitable vendor contracts, and managing product price architecture. However, the Company may be unsuccessful in executing these actions in a timely manner or at all.

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

For the six months ended June 30, 2026 and 2025, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an antidilutive effect. The potentially dilutive securities consisted of the following:

	June 30, 2026	June 30, 2025
Warrants	2,910,991	91,549
Options	24,966	54,034
Common stock equivalent of Series A Convertible Preferred stock	125	125
Total	2,936,082	145,708

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs for the three months ended June 30, 2026, and 2025, aggregated $299 and $14, respectively. Advertising costs for the six months ended June 30, 2026, and 2025, aggregated $610 and $48, respectively.

Concentrations

Net sales. During the three months ended June 30, 2026, three customers accounted for 23%, 18%, and 17% of net billing, respectively, and during the six months ended June 30, 2026, three customers accounted for 20%, 17%, and 16% of net billing, respectively. During the three months ended June 30, 2025, three customers accounted for 26%, 17%, and 11% of net billing, respectively, and during the six months ended June 30, 2025, three customers accounted for 21%, 19%, and 14% of net billing, respectively. No other customers exceeded 10% of sales in either period.

Accounts receivable. As of June 30, 2026, the Company had accounts receivable from three customers which comprised 26%, 21%, and 11% of its net accounts receivable, respectively. As of December 31, 2025, the Company had accounts receivable from three customers which comprised 35%, 24% and 11% of its net accounts receivable, respectively. No other customers exceeded 10% of net accounts receivable in either period.

The Company utilizes co-packers to produce 100% of its products. During the six months ended June 30, 2026 and the year ended December 31, 2025, the Company utilized seven separate co-packers for most of its production and bottling of beverage products in the United States. The Company has established relationships with these co-packers. Although there are other co-packers available to the Company, a change in co-packers may cause a delay in the production process, which could adversely affect operating results.

Purchases from vendors. During the six months ended June 30, 2026, the Company’s largest two vendors accounted for approximately 11% and 11% of all purchases. During the six months ended June 30, 2025, the Company’s largest vendor accounted for approximately 16% of all purchases. No other vendors exceeded 10% of all purchases in either period.

Accounts payable. As of June 30, 2026, two vendors accounted for 13% and 10% of total accounts payable. As of December 31, 2025, no vendor accounted for more than 10% of total accounts payable. No other vendors exceeded 10% of accounts payable in either period.

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

Foreign Currency

Cash denominated in Japanese Yen (JPY) with an aggregate US Dollar equivalent of $21 and $131 at June 30, 2026 and December 31, 2025, respectively, was held by the Company in accounts at a financial institution in Japan. The Company used the exchange rate in the following table to translate amounts denominated in non-USD currencies as of the periods noted:

	June 30, 2026	December 31, 2025

JPY:USD	162.47	156.81

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

3. Inventory

Inventory consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$3,456	$3,951
Finished products	3,536	4,095
Total	$6,992	$8,046

As of June 30, 2026 and December 31, 2025, inventory was net of a reserve of $748 and $835, respectively. During the six months ended June 30, 2026, the Company incurred $830 of inventory charges related to changes in product portfolio optimization made by new management. The $830 of inventory charges consisted of $786 related to raw materials and $44 related to finished products. During the six months ended June 30, 2025, the Company incurred $1,661 of inventory charges related to changes in product portfolio optimization.

4. Property and Equipment

Property and equipment comprise the following (in thousands):

	June 30, 2026	December 31, 2025
Right-of-use assets under operating leases	$832	$832
Leasehold improvements	164	164
Computer hardware and software	595	595
Machinery and equipment	275	275
Vehicles	68	68
Construction in progress	67	82
Total cost	2,001	2,016
Accumulated depreciation and amortization	(864)	(785)
Net book value	$1,137	$1,231

Depreciation expense for the six months ended June 30, 2026 and 2025 was $55 and $92, respectively, and amortization of right-of-use assets for the six months ended June 30, 2026 and 2025 was $24 and $23, respectively.

5. Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Brand names	$576	$576
Trademarks	74	74
Total	$650	$650

6. Senior Secured Loan

The following sets forth amounts in respect of the Company’s senior secured loan:

	June 30, 2026	December 31, 2025
Senior secured loan	$9,250	$9,250
Deferred financing costs	(23)	(68)
Total	$9,227	$9,182

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

As of June 30, 2026 and December 31, 2025, the principal amount outstanding on the Senior Secured Loan was $9,250 and $9,250, respectively. There was no availability under the Loan Agreement at June 30, 2026.

The Amended Loan Agreement includes customary restrictions that limit the Company’s ability to engage in certain types of transactions. Additionally, the agreement contains a financial covenant that requires the Company to meet a certain minimum cash balance and liquidity threshold as of the end of each month. The Company was in compliance with the Amended Loan Agreement as of June 30, 2026 and December 31, 2025.

The Company incurred $410 of direct costs associated with the Senior Secured Loan transaction, consisting primarily of broker, bank and legal fees. These costs have been deferred and are being amortized over the life of the agreement. The unamortized debt discount balance was $68 at December 31, 2025. For the six months ended June 30, 2026 and 2025, the amortization of debt discount was $45 and $199, respectively. The unamortized debt discount balance was $23 at June 30, 2026. Additionally, in connection with the Amended Loan Agreement, the Company incurred $40 of direct costs, which were expensed.

7. Lease Liabilities

During the six months ended June 30, 2026 and 2025, lease costs totaled $24 and $46, respectively.

As of December 31, 2025, operating lease liabilities totaled $843. During the six months ended June 30, 2026, the Company made aggregate payments of $21 towards its operating lease liability. As of June 30, 2026, operating lease liabilities totaled $822, of which $35 was current. The Company’s right of use assets are presented as part of property and equipment (see Note 4).

As of June 30, 2026, the weighted average remaining lease terms for an operating lease are 9.42 years. As of June 30, 2026, the weighted average discount rate on the operating lease is 8.0%.

8. Stock-Based Compensation

Restricted Common Stock

On April 16, 2026, the Company entered into a Separation Agreement and Release (the “Separation Agreement”) with Cyril A. Wallace, Jr., former Chief Executive Officer. In consideration of Mr. Wallace’s execution of a general release of claims in favor of the Company and its affiliates and his compliance with the other terms of the Separation Agreement, the Company agreed to provide Mr. Wallace with certain separation benefits, including a grant to Mr. Wallace of a restricted stock award under the Company’s Amended and Restated 2020 Equity Incentive Plan (the “2020 Plan”) covering 36,657 shares of the Company’s common stock with a fair value of $94, issued on April 28, 2026 and fully vested at the time of issuance.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2026:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	29,028	$137.22	6.08	$-
Granted	-	-
Exercised	-	-
Unvested forfeited	(91)	7.80
Vested forfeited	(3,971)	327.92
Outstanding at June 30, 2026	24,966	$107.35	6.39	$-
Exercisable at June 30, 2026	24,571	$111.35	6.35	$-

During the six months ended June 30, 2026 and 2025, the Company recognized $8 and $56 of compensation expense relating to vested stock options, respectively. As of June 30, 2026, the aggregate amount of unvested compensation related to stock options was approximately $2, which will be recognized as an expense as the options vest in future periods through July 30, 2027.

As of June 30, 2026, the outstanding and exercisable options have no aggregate intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of June 30, 2026, which was $1.27, and the exercise price of the outstanding stock options.

9. Stock Warrants

The Company’s warrant activity during the six months ended June 30, 2026 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2025	2,963,215	$5.77	4.82	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	(52,224)	15.51	-
Outstanding at June 30, 2026	2,910,991	$5.60	4.40	$-
Exercisable at June 30, 2026	2,910,991	$5.60	4.40	$-

As of June 30, 2026, outstanding and exercisable warrants have no aggregate intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of June 30, 2026, which was $1.27, and the exercise price of the Company’s warrants to purchase common stock.

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

	Six Months Ended June 30,
	2026	2025

Operating expenses
Salaries	4,352	2,449
Insurance	218	250
Stock-based compensation	8	57
Selling and marketing	2,226	1,839
Freight and delivery	1,704	2,549
Warehousing	524	649
Other operating expenses	3,733	3,951
Total operating expenses	$(12,765)	$(11,744)

	Three Months Ended June 30,
	2026	2025

Operating expenses
Salaries	2,595	1,393
Insurance	97	122
Stock-based compensation	3	10
Selling and marketing	1,032	838
Freight and delivery	835	1,198
Warehousing	273	372
Other operating expenses	1,018	2,667
Total operating expenses	$(5,853)	$(6,600)

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

Results of Operations

Overview

During the six months ended June 30, 2026, the Company continued its focus on achieving profitable sales growth, improving gross margin, reducing freight costs, and optimizing selling, general and administrative expenses. The sales growth initiatives include channel expansion, in-store product placements, new product innovation, and improved sales execution. The gross margin enhancement initiatives include product portfolio optimization, equitable supplier negotiations, streamlining co-packer processes, and efficient inventory management. Underpinning these initiatives is a focus on optimizing delivery and handling and selling, general and administrative expenses.

During the year ended December 31, 2025, the Company began an expansion into new geographic markets in the Asia Pacific region. The Company formed a wholly owned subsidiary Reed’s (Asia) Limited (BVI). Reed’s (Asia) Limited subsequently formed five additional wholly owned subsidiaries, Reed’s (Hong Kong) Limited, Reed’s (Japan) Limited, Jiangzhi Beverage (Hainan) Co. Limited, Reed’s Beverages (Singapore) PTE Limited, and Shenshen Jiangzi Beverage Co. Limited. These subsidiaries are an early part of the Company’s strategic expansion in the Asia Pacific region. The Company expects continued investment in its Asia Pacific growth initiative. Reed’s (Asia) Limited did not generate material sales in the period ended June 30, 2026 or 2025.

Recent Trends – Market Conditions

Although the U.S. economy continues to grow, inflation, actions by the Federal Reserve to address inflation, fluctuations in energy prices, and the potential impacts of tariffs, trade tensions and geopolitical events create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. We have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. Although we regularly monitor vendors in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations.

During the six months ended June 30, 2026, the average cost of shipping and handling was $2.56 per case, as compared to $3.06 per case for the six months ended June 30, 2025. The Company has experienced increases in freight costs and there remains a volatile pricing environment, including due to the armed conflict in Iran. The Company will continue to monitor pricing and availability in transportation and has implemented plans designed to manage this risk. In the past, the Company has been negatively impacted by supply chain challenges affecting our ability to benefit from strong demand for, and increased sales of our product. Any disruption caused by labor shortages, significant raw material cost inflation, logistics issues, increased freight costs, or port congestion, may adversely impact margins in the future.

Through June 30, 2026, we continued to finance our operations through existing cash balances, cash generated from operations, public and private issuance of common stock, and credit lines from financial institutions. As we seek additional financing, there can be no assurance that such financing will be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our operating performance and investor sentiment with respect to us and our industry.

Results of Operations – Three Months Ended June 30, 2026, as compared to June 30, 2025

The following table sets forth key statistics for the three months ended June 30, 2026 and 2025, respectively, in thousands.

	Three Months Ended June 30,		Pct.
	2026	2025	Change
Gross billing (A)	$8,771	$11,569	-24%
Less: Promotional and other allowances (B)	1,283	2,046	-37%
Net sales	$7,488	$9,523	-21%

Cost of goods sold	5,699	8,716	-35%
% of Gross billing	65%	75%
% of Net sales	76%	92%
Gross profit	$1,789	$807	122%
% of Net sales	24%	8%

Expenses
Delivery and handling	$1,107	$1,572	-30%
% of Net sales	15%	17%
Dollar per case ($)	$2.54	$2.95
Selling and marketing	1,709	1,271	34%
% of Net sales	23%	13%
General and administrative	3,037	3,757	-19%
% of Net sales	41%	39%
Total operating expenses	5,853	6,600	-11%

Loss from operations	$(4,064)	$(5,793)	-30%

Interest expense and other expense	$(209)	$(255)	-18%

Net loss	$(4,273)	$(6,048)	-29%

Loss per share – basic and diluted	$(0.36)	$(0.78)	-54%

Weighted average shares outstanding - basic & diluted	11,846,210	7,727,840	53%

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

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity from the second quarter of 2025 through the second quarter of 2026.

		2026					2025			Q2 Per Case			H1 Per Case
		Q1	Q2	H1	Q2 vs PY	H1 vs PY	Q1	Q2	H1	2026	2025	vs PY	2026	2025	vs PY
Cases:
	Reed’s	320	299	619	-15%	-10%	334	350	684
	Virgil’s	115	137	252	-25%	-30%	179	182	361
	Total	435	436	871	-18%	-17%	513	532	1,045

Gross Billing:		$8,513	$8,771	$17,284	-24%	-23%	$11,013	$11,569	$22,582	$20.12	$21.75	-7%	19.84	21.61	-8%
Discounts:		$(1,371)	$(1,283)	$(2,654)	-37%	-12%	$(984)	$(2,046)	$(3,030)	$(2.94)	$(3.85)	-24%	$(3.05)	$(2.90)	5%

COGS:		$(6,445)	$(5,699)	$(12,144)	-35%	-21%	$(6,627)	$(8,716)	$(15,343)	$(13.07)	$(16.38)	-20%	$(13.94)	$(14.68)	-5%

Gross Margin:		$697	$1,789	$2,486	122%	-41%	$3,402	$807	$4,209	$4.10	$1.52	-170%	$2.85	$4.03	-29%
as % Net Sales		10%	24%	17%			34%	8%	22%

Sales, Cost of Sales, and Gross Margins

Gross billing decreased by 24% to $8,771 during the three months ended June 30, 2026, compared to $11,569 during the prior year, primarily driven by Reed’s volume decline of 15%, and Virgil’s volume decline of 25%. Prices on our brands decreased 7% to $20.12 per case, primarily driven by liquidation of select slow-moving product.

Discounts as a percentage of gross sales were 15% during the three months ended June 30, 2026, compared to 18% in the prior year. Net sales decreased 21% during the three months ended June 30, 2026, to $7,488, compared to $9,523 in the prior year, primarily driven by lower volumes with recurring national customers and higher promotional and other allowances.

Cost of Goods Sold

Cost of goods sold decreased $3,017 during the three months ended June 30, 2026, as compared to the prior year. As a percentage of net sales, cost of goods sold for the three months ended June 30, 2026, was 76% as compared to 92% for the prior year. The decrease in cost of goods sold was primarily driven by the net sales decrease discussed above and lower inventory write-offs. Inventory write-offs were $92 during the three months ended June 30, 2026 and $1,606 in the prior year period.

The total cost of goods per case decreased to $13.07 per case in the three months ended June 30, 2026, from $16.38 per case for the prior year.

Gross Margin

Gross margin was 24% for the three months ended June 30, 2026, compared to 8% for the prior year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses decreased by $465 in the three months ended June 30, 2026, to $1,107 from $1,572 in the prior year, primarily driven by continued improvements in logistics efficiency and freight optimization. Delivery costs in the three months ended June 30, 2026, were 15% of net sales and $2.54 per case, compared to 17% of net sales and $2.95 per case during the prior year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses were $1,709 during the three months ended June 30, 2026, compared to $1,271 during the prior year. The increase was primarily driven by higher sales broker and marketing expenses. As a percentage of net sales, selling and marketing expenses were 23% of net sales during the three months ended June 30, 2026, as compared to 13% of net sales during the prior year.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses were $3,037 during the three months ended June 30, 2026, a decrease of $720 over the prior year. The decrease was primarily driven by lower legal settlements and continuing efforts to optimize general and administrative expenses, offset by investments in personnel and related services to support our Asia growth initiative. As a percentage of net sales, general and administrative expenses were 41% during the three months ended June 30, 2026, as compared to 39% during the prior year.

Loss from Operations

The loss from operations was $4,064 for the three months ended June 30, 2026, as compared to a loss of $5,793 in the prior year, primarily driven by higher gross profit and lower operating expenses discussed above.

Interest and Other Expense

Interest and other expense for the three months ended June 30, 2026, consisted of $204 of interest expense and $5 of other expense. During the prior year, interest and other expense consisted of $301 of interest expense, offset by $46 of other income.

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

Set forth below is a reconciliation of net loss to EBITDA for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
Net loss	$(4,273)	$(6,048)

EBITDA adjustments:
Interest expense	204	301
Tax expense	61	28
Depreciation and amortization	37	39
Total EBITDA adjustments	$302	$368

EBITDA	$(3,971)	$(5,680)

We present EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements.

Results of Operations – Six Months Ended June 30, 2026, as compared to Six Months Ended June 30, 2025

The following table sets forth key statistics for the six months ended June 30, 2026 and 2025, respectively, in thousands.

	Six Months Ended June 30,		Pct.
	2026	2025	Change
Gross billing (A)	$17,284	$22,582	-23%
Less: Promotional and other allowances (B)	2,654	3,030	-12%
Net sales	$14,630	$19,552	-25%

Cost of goods sold	12,144	15,343	-21%
% of Gross billing	70%	68%
% of Net sales	83%	78%
Gross profit	$2,486	$4,209	-41%
% of Net sales	17%	22%

Expenses
Delivery and handling	$2,227	$3,199	-30%
% of Net sales	15%	16%
Dollar per case ($)	2.56	3.06
Selling and marketing	3,456	2,773	25%
% of Net sales	24%	14%
General and administrative	7,082	5,772	23%
% of Net sales	48%	30%
Total operating expenses	12,765	11,744	9%

Loss from operations	$(10,279)	$(7,535)	36%

Interest expense and other income (expense)	(458)	(544)	-16%

Net loss	$(10,737)	$(8,079)	33%

Loss per share – basic and diluted	$(0.91)	$(1.06)	-14%

Weighted average shares outstanding - basic & diluted	11,833,391	7,645,316	55%

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

Sales, Cost of Sales, and Gross Margins

Gross billing decreased by 23% to $17,284 during the six months ended June 30, 2026, compared to $22,582 during the prior year, primarily driven by Reed’s volume decline of 10%, and Virgil’s volume decline of 30%. Prices on our brands decreased 8% to $19.84 per case, primarily driven by liquidation of select slow-moving product.

Discounts as a percentage of gross sales were 15% during the six months ended June 30, 2026, compared to 13% in the prior year. Net sales decreased 25% during the six months ended June 30, 2026, to $14,630, compared to $19,552 in the prior year, primarily driven by lower volumes with recurring national customers and higher promotional and other allowances.

Cost of Goods Sold

Cost of goods sold decreased $3,199 during the six months ended June 30, 2026, as compared to the prior year. As a percentage of net sales, cost of goods sold for the six months ended June 30, 2026, was 83% as compared to 78% for the prior year. The decrease in cost of goods sold was primarily driven by the net sales decrease discussed above and lower inventory write-offs. Inventory write-offs were $830 during the six months ended June 30, 2026 and $1,661 in the prior year period.

The total cost of goods per case decreased to $13.94 per case in the six months ended June 30, 2026, from $14.68 per case for the prior year.

Gross Margin

Gross margin was 17% for the six months ended June 30, 2026, compared to 22% for the prior year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses decreased by $972 in the six months ended June 30, 2026, to $2,227 from $3,199 in the prior year, primarily driven by continued improvements in logistics efficiency and freight optimization. Delivery costs in the six months ended June 30, 2026, were 15% of net sales and $2.56 per case, compared to 16% of net sales and $3.06 per case during the prior year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses were $3,456 during the six months ended June 30, 2026, compared to $2,773 during the prior year. The increase was primarily driven by higher sales broker and marketing expenses. As a percentage of net sales, selling and marketing expenses were 24% of net sales during the six months ended June 30, 2026, as compared to 14% of net sales during the prior year.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses were $7,082 during the six months ended June 30, 2026, an increase of $1,310 over the prior year. The increase was primarily driven by investments in personnel and related services to support our Asia growth initiative, offset by lower legal settlements and continuing efforts to optimize general and administrative expenses.

As a percentage of net sales, general and administrative expenses were 48% during the six months ended June 30, 2026, as compared to 30% during the prior year.

Loss from Operations

The loss from operations was $10,279 for the six months ended June 30, 2026, as compared to a loss of $7,535 in the prior year, primarily driven by lower gross profit and higher operating expenses discussed above.

Interest and Other Expense

Interest and other expense for the six months ended June 30, 2026, consisted of $408 of interest expense and $50 of other expense. During the prior year, interest and other expense consisted of $590 of interest expense, offset by $46 of other income.

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

Set forth below is a reconciliation of net loss to EBITDA for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Net loss	$(10,737)	$(8,079)

EBITDA adjustments:
Interest expense	408	590
Tax expense	110	48
Depreciation and amortization	79	92
Total EBITDA adjustments	$597	$730

EBITDA	$(10,140)	$(7,349)

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

Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended June 30, 2026, the Company recorded a net loss of $10,737, used cash in operations of $8,014, and as of June 30, 2026, had a stockholders’ deficiency of $1,485. As of June 30, 2026, the Company had a cash balance of $2,410, principal amount outstanding on the Senior Secured Loan of $9,250, no remaining availability under the Senior Secured Loan, and a maturity date on the Senior Secured Loan of September 30, 2026 (see Note 6 Senior Secured Loan). In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, these factors, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Historically, we have financed our operations through existing cash balances, cash generated from operations, public and private issuance of common stock, preferred stock, convertible debt instruments, term loans and credit lines from financial institutions.

In September 2025, we entered into a loan agreement with certain funds affiliated with Whitebox Advisors LLC, as lenders, and Cantor Fitzgerald Securities, as administrative agent and collateral agent. The loan agreement provides for a senior secured loan with a maturity date of September 30, 2026 and is further discussed in Note 6 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We are also continuing to take actions to improve the Company’s operating performance and cash generated from operations, including product portfolio optimization, implementing strategies to achieve profitable sales growth, streamlining operations, improving supply chains, negotiating equitable vendor contracts, and managing product price architecture. However, we may be unsuccessful in executing these actions in a timely manner or at all.

If the Company is unable to raise additional capital whenever necessary or otherwise improve its operating performance or generation of cash from operations, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.

Cash Flows

Net cash used in operating activities totaled $8,014 for the six months ended June 30, 2026, compared to $10,410 for the six months ended June 30, 2025. The decrease in net cash used in operating activities was primarily driven by operating losses, working capital, and investment in strategic growth initiatives.

Net cash used in investing activities totaled $0 for the six months ended June 30, 2026, compared to $101 for the six months ended June 30, 2025. The decrease in net cash used in investing activities was primarily driven by no purchases of property and equipment.

Net cash provided by financing activities totaled $0 for the six months ended June 30, 2026, compared to $2,797 for the six months ended June 30, 2025. The decrease in net cash used in financing activities was primarily driven by no proceeds from the sale of common shares.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in estimates for reserves of uncollectible accounts, inventory obsolescence, depreciable lives of property and equipment, analysis of impairments of recorded long-term tangible and intangible assets, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services. There were no changes to our critical accounting policies described in the consolidated financial statements included in our 2025 Form 10-K that impacted our condensed financial statements and related notes included herein.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our current indebtedness contains, and any future indebtedness may contain, restrictions on our business. We have historically had negative cash flow from operating activities, and continued losses could have a material negative effect on our business and prospects and impact our ability to continue as a going concern. If we are unable to secure additional financing on favorable terms, or at all, when we require it, our ability to continue to grow our business or react to market conditions could be impaired and in turn adversely affect our financial position and results of operations.

As of June 30, 2026, we had an accumulated deficit of $178.5 million and a cash balance of $2.4 million. For the six months ended June 30, 2026, we recorded a net loss of $10.7 million, used cash in operations of $8.0 million, and as of June 30, 2026, had a stockholders’ deficiency of $1.5 million. In addition, as of June 30, 2026, the principal amount outstanding on our Senior Secured Loan with the Lenders, as defined and described below, was approximately $9.3 million, with no remaining availability under such Senior Secured Loan, and a maturity date on the Senior Secured Loan of September 30, 2026. Our cash flow and net losses for the six months ended June 30, 2026 are indicators that raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this Quarterly Report. If we become unable to continue as a going concern, we may have to curtail or suspend our operations and/or dispose of assets and might realize significantly less than the values at which they are carried on its consolidated financial statements. These actions may cause our stockholders to lose all or part of their investment in the Company’s common stock.

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

We have failed, and may in the future fail, to meet the continued listing requirements of NYSE American, which could result in a de-listing of our common stock.

We may fail to satisfy the continued listing requirements of NYSE American LLC (“NYSE American”), such as the corporate governance requirements or the minimum stock price and stockholders’ equity requirements, and NYSE American may take steps to de-list our common stock. For example, numerous factors, such as negative financial or operational results, could adversely affect the market price of our common stock and our stockholders’ equity, and jeopardize our ability to meet or maintain NYSE American’s continued listing requirements, resulting in de-listing. On May 29, 2026, we received a notice (the “Notice”) from NYSE American stating that we are not in compliance with the continued listing standards set forth in Section 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”), which requires a company to have stockholders’ equity of at least $4.0 million if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years, and Section 1003(a)(iii) of the Company Guide, which requires a company to have stockholders’ equity of at least $6.0 million if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years. The Notice also indicated that we are not currently eligible for any exemption under Section 1003(a) of the Company Guide, including the exemption available to companies with a total market capitalization exceeding $50 million, among other requirements. A de-listing or the announcement of a potential de-listing will have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so.

In connection with this non-compliance, we submitted a plan (the “Plan”) to NYSE American on June 26, 2026 describing the actions we have taken or will take to regain compliance with the continued listing standards by November 29, 2027. If NYSE American accepts the Plan, we will be subject to periodic reviews, including quarterly monitoring, to assess our compliance with it. If NYSE American does not accept it, if we fail to regain compliance with the continued listing standards by November 29, 2027, or if we fail to make progress consistent with the Plan, NYSE American will initiate delisting proceedings as appropriate, subject to our right to appeal any staff delisting determination in accordance with Section 1010 and Part 12 of the Company Guide.

The Notice has no immediate effect on the listing of our common stock, which continues to be listed and traded on NYSE American under the symbol “REED,” subject to our compliance with NYSE American’s other continued listing requirements, although our common stock now carries an added designation of “.BC” to indicate that its status is “below compliance.”

We are committed to regaining compliance with NYSE American’s continued listing standards. However, there can be no assurance that NYSE American will accept the Plan or that we will regain or maintain compliance with NYSE American’s continued listing requirements within the required timeframe or at all.

In the event of a de-listing, we may attempt to take actions to restore our compliance with the NYSE American listing requirements, but we can provide no assurance that any such action would allow our common stock to become re-listed, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with the NYSE American listing requirements. If our common stock is delisted from NYSE American, we and our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock, reduced liquidity, a determination that our common stock is a “penny stock” subject to additional regulatory burdens, limited news and analyst coverage, and a decreased ability to issue additional securities or obtain additional financing in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

See Index to Exhibits.

INDEX TO EXHIBITS

ITEM 15(a)(3)

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below:

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of Reed’s, Inc., as amended through February 5, 2025	10-K	001-32501	3(i)	3/28/2025
3.2	Certificate of Amendment of the Certificate of Incorporation of Reed’s, Inc., effective October 31, 2025	8-K	001-32501	3.1	10/31/2025
3.3	Second Amended and Restated Bylaws of Reed’s Inc.	8-K	001-32501	3.1	12/8/2025
10.1+	Reed’s, Inc. 2026 Equity Incentive Plan.	8-K	001-32501	10.1	6/11/2026
10.2+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Reed’s, Inc. 2026 Equity Incentive Plan.					X
10.3+	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the Reed’s, Inc. 2026 Equity Incentive Plan.					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.					X
104	Cover Page formatted as inline XBRL and contained in Exhibit 101.					X

#	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reed’s, Inc. (Registrant)

Date: August 12, 2026	/s/ Neal M. Cohane
Neal M. Cohane
Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	/s/ Douglas W. McCurdy
Douglas W. McCurdy
Chief Financial Officer
(Principal Financial Officer)

