Form 10-Q
period 2026-09-30
REED'S, INC.
filed 2026-11-12
CIK 1140215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There are 29,278,688 shares of the Company’s common stock, par value $.0001 per share, outstanding as of November 9, 2026.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	F-1

Item 1. Condensed Consolidated Financial Statements	F-1

Condensed Consolidated Balance Sheets - September 30, 2026 (Unaudited) and December 31, 2025	F-1

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025 (Unaudited)	F-2

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the three and nine months ended September 30, 2026 and 2025 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements three and nine months ended September 30, 2026 and 2025 (Unaudited)	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	10

PART II – OTHER INFORMATION	11

Item 1. Legal Proceedings	11

Item 1A. Risk Factors	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Mine Safety Disclosures	13

Item 5. Other Information	13

Item 6. Exhibits	13

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

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REED’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)

ASSETS
Current assets:
Cash	$2,095	$10,424
Accounts receivable, net of allowance of $827 and $980, respectively	1,555	2,317
Inventory, net	7,000	8,046
Prepaid expenses and other current assets	640	673
Total current assets	11,290	21,460

Property and equipment, net of accumulated depreciation of $790 and $785, respectively	1,004	1,231
Intangible assets	650	650
Total assets	$12,944	$23,341

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$6,832	$3,496
Accrued expenses	675	669
Deferred revenue	32	-
Senior secured loan, net of deferred financing costs of $0 and $68, respectively	9,250	9,182
Current portion of lease liabilities	36	40
Total current liabilities	16,825	13,387

Lease liabilities, less current portion	774	803
Total liabilities	17,599	14,190

Stockholders’ equity (deficiency):
Series A Convertible Preferred stock, $10 par value, 500,000 shares authorized, 9,411 shares issued and outstanding	94	94
Common stock, $.0001 par value, 60,000,000 shares authorized; 11,857,086 and 11,820,429 shares issued and outstanding, respectively	5	5
Additional paid-in capital	176,884	176,783
Accumulated deficit	(181,638)	(167,731)
Total stockholders’ equity (deficiency):	(4,655)	9,151
Total liabilities and stockholders’ equity (deficiency):	$12,944	$23,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

REED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$6,513	$7,033	$21,143	$26,585

Cost of goods sold	4,795	5,695	16,109	19,377
Inventory write-offs	83	114	913	1,775
Total cost of goods sold	4,878	5,809	17,022	21,152

Gross profit	1,635	1,224	4,121	5,433

Operating expenses:
Delivery and handling expense	989	1,100	3,216	4,299
Selling and marketing expense	1,191	1,366	4,647	4,139
General and administrative expense	2,411	2,861	9,493	8,633
Total operating expenses	4,591	5,327	17,356	17,071

Loss from operations	(2,956)	(4,103)	(13,235)	(11,638)

Other income (expense)	(7)	395	(57)	441
Interest expense	(207)	(274)	(615)	(864)

Net loss	(3,170)	(3,982)	(13,907)	(12,061)

Dividends on Series A Convertible Preferred Stock	-	-	-	(5)

Net Loss Attributable to Common Stockholders	$(3,170)	$(3,982)	$(13,907)	$(12,066)

Loss per share – basic and diluted	$(0.27)	$(0.48)	$(1.17)	$(1.54)

Weighted average number of shares outstanding – basic and diluted	11,847,086	8,248,157	11,841,376	7,848,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

REED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

(Amounts in thousands except share amounts)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, June 30, 2026	11,857,086	$5	9,411	$94	$176,884	$(178,468)	$(1,485)
Net loss			-	-	-	(3,170)	(3,170)
Balance, September 30, 2026	11,857,086	$5	9,411	$94	$176,884	$(181,638)	$(4,655)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, December 31, 2025	11,820,429	$5	9,411	$94	$176,783	$(167,731)	$9,151
Fair value of vested options					7		7
Fair value of vested restricted shares	36,657				94		94
Net loss			-	-	-	(13,907)	(13,907)
Balance, September 30, 2026	11,857,086	$5	9,411	$94	$176,884	$(181,638)	$(4,655)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2025	8,112,124	$1	9,411	$94	$161,608	$(159,968)	$1,735
Fair value of vested options	-	-	-	-	4	-	4
Common stock issued for cash	833,330	-	-	-	5,000	-	5,000
Net loss	-	-	-	-	-	(3,982)	(3,982)
Balance, September 30, 2025	8,945,454	$1	9,411	$94	$166,612	$(163,950)	$2,757

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	7,561,714	$1	9,411	$94	$158,437	$(151,884)	$6,648

Fair value of vested options	-	-	-	-	60	-	60
Dividends on Series A	-	-	-	-	-	(5)	(5)
Common stock issued upon conversion of SAFE agreement	12,778	-	-	-	115	-	115
Common stock issued for cash	1,370,962	-	-	-	8,000	-	8,000
Net loss	-	-	-	-	-	(12,061)	(12,061)
Balance, September 30, 2025	8,945,454	$1	9,411	$94	$166,612	$(163,950)	$2,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

REED’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

(Amounts in thousands)

	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net loss	$(13,907)	$(12,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	72	121
Loss (gain) on disposal of property and equipment	103	(5)
Amortization of debt discount	68	273
Fair value of vested options	7	60
Fair value of vested restricted shares	94	-
Change in allowance for doubtful accounts	827	714
Inventory write-offs and change in reserve	534	1,185
Changes in operating assets and liabilities:
Accounts receivable	(64)	831
Inventory	512	(3,637)
Prepaid expenses and other assets	33	(87)
Decrease in right of use assets	37	35
Accounts payable	3,351	(1,014)
Accrued expenses	4	339
Deferred revenue	32	-
Lease liabilities	(32)	16
Net cash used in operating activities	(8,329)	(13,230)
Cash flows from investing activities:
Trademark costs	-	(6)
Purchase of property and equipment	-	(191)
Proceeds on sale of property and equipment	-	25
Net cash used in investing activities	-	(172)
Cash flows from financing activities:
Proceeds from sale of common stock	-	8,000
Payment of note payable	-	(650)
Payment of cash recorded as debt discount	-	(34)
Amounts from former related party, net	-	(169)
Net cash provided by financing activities	-	7,147

Net decrease in cash	(8,329)	(6,255)
Cash at beginning of period	10,424	10,391
Cash at end of period	$2,095	$4,136

Supplemental disclosures of cash flow information:
Cash paid for interest	$561	$326
Non-cash investing and financing activities:
Reduction in property and equipment and accounts payable	$15	$-
Reclass SAFE agreement from accounts payable to equity	$-	$115
Dividends on Series A Convertible Preferred Stock	$-	$5

The accompanying notes are an integral part of these condensed consolidated financial statements.

REED’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Reed’s, Inc. (the “Company”, “we”, “us”, or “our”), have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures contained in these condensed consolidated financial statements are adequate to make the information presented herein not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the 2025 Form 10-K. The accompanying condensed consolidated financial statements are unaudited, but in the opinion of management, contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2026, and the results of its operations and its cash flows for the nine months ended September 30, 2026 and 2025. The balance sheet as of December 31, 2025 is derived from the Company’s audited financial statements.

During the year ended December 31, 2025, the Company began an expansion into new geographic markets in the Asia Pacific region. The Company formed a wholly owned subsidiary Reed’s (Asia) Limited (BVI). Reed’s (Asia) Limited subsequently formed five additional wholly owned subsidiaries, Reed’s (Hong Kong) Limited, Reed’s (Japan) Limited, Jiangzhi Beverage (Hainan) Co. Limited, Reed’s Beverages (Singapore) PTE Limited, and Shenshen Jiangzi Beverage Co. Limited. These subsidiaries are an early part of the Company’s strategic expansion in the Asia Pacific region. The Company expects continued investment in its Asia Pacific growth initiative. Reed’s (Asia) Limited did not generate material sales in the period ended September 30, 2026 or 2025.

The results of operations for the nine months ended September 30, 2026, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2026.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2026, the Company recorded a net loss of $13,907, used cash in operations of $8,329, and as of September 30, 2026, had a stockholders’ deficiency of $4,655. As of September 30, 2026, the Company had a cash balance of $2,095, principal amount outstanding on the Senior Secured Loan of $9,250, no remaining availability under the Senior Secured Loan, and a maturity date on the Senior Secured Loan of June 30, 2027.

On September 30, 2026, the Company entered into a Second Amended Loan Agreement (see Note 6 Senior Secured Loan).

On November 6, 2026, the Company entered into a Third Amended Loan Agreement (see Note 6 Senior Secured Loan).

On November 9, 2026, the Company completed a private placement with D&D Source of Life Holding, Ltd. (“D&D”), the Company’s majority stockholder (a related party), as sole investor, pursuant to which the Company issued and sold an aggregate of 17,421,602 shares of common stock for total gross proceeds of $10,000 (see Note 13 Subsequent Events).

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, these factors, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

Historically, the Company has financed its operations through existing cash balances, cash generated from operations, public and private issuance of common stock, preferred stock, convertible debt instruments, term loans and credit lines from financial institutions.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenue and costs of sales are recognized when control of the products transfers to the Company’s customer, which generally occurs upon shipment from the Company’s facilities. The Company’s performance obligations are satisfied at that time. The Company does not have any significant contracts with customers requiring performance beyond delivery, and contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer. All of the Company’s products are offered for sale as finished goods only, and there are no performance obligations required post-shipment for customers to derive the expected value from them.

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

For the nine months ended September 30, 2026 and 2025, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an antidilutive effect. The potentially dilutive securities consisted of the following:

	September 30, 2026	September 30, 2025
Warrants	2,910,991	91,549
Options	24,464	47,072
Common stock equivalent of Series A Convertible Preferred stock	125	125
Total	2,935,580	138,746

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs for the three months ended September 30, 2026, and 2025, aggregated $77 and $50, respectively. Advertising costs for the nine months ended September 30, 2026, and 2025, aggregated $688 and $98, respectively.

Concentrations

Net sales. During the three months ended September 30, 2026, three customers accounted for 20%, 15%, and 14% of net billing, respectively, and during the nine months ended September 30, 2026, three customers accounted for 20%, 16%, and 15% of net billing, respectively. During the three months ended September 30, 2025, two customers accounted for 24% and 16% of net sales, respectively, and during the nine months ended September 30, 2025, three customers accounted for 20%, 15%, and 14% of net sales, respectively. No other customers exceeded 10% of sales in either period.

Accounts receivable. As of September 30, 2026, the Company had accounts receivable from four customers which comprised 22%, 21%, 16%, and 14% of its net accounts receivable, respectively. As of December 31, 2025, the Company had accounts receivable from three customers which comprised 35%, 24% and 11% of its net accounts receivable, respectively. No other customers exceeded 10% of net accounts receivable in either period.

The Company utilizes co-packers to produce 100% of its products. During the nine months ended September 30, 2026 and the year ended December 31, 2025, the Company utilized seven separate co-packers for most of its production and bottling of beverage products in the United States. The Company has established relationships with these co-packers. Although there are other co-packers available to the Company, a change in co-packers may cause a delay in the production process, which could adversely affect operating results.

Purchases from vendors. During the nine months ended September 30, 2026, the Company’s largest two vendors accounted for approximately 11% and 10% of all purchases. During the nine months ended September 30, 2025, the Company’s largest vendor accounted for approximately 15% of all purchases. No other vendors exceeded 10% of all purchases in either period.

Accounts payable. As of September 30, 2026, one vendor accounted for 12% of total accounts payable. As of December 31, 2025, no vendor accounted for more than 10% of total accounts payable. No other vendors exceeded 10% of accounts payable in either period.

Fair Value of Financial Instruments

The Company uses various inputs in determining the fair value of its financial assets and liabilities and measures these assets on a recurring basis. Financial assets recorded at fair value are categorized by the level of subjectivity associated with the inputs used to measure their fair value. ASC Section 820 defines the following levels of subjectivity associated with the inputs:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3—Unobservable inputs in which there is little or no market data for the asset or liability which requires the Company to develop its own assumptions.

The Company believes the carrying amounts of certain financial instruments, including cash, accounts receivable, short-term bank loans, accounts payable, senior secured loan, and other payables, approximate their fair values because of the short-term nature of such instruments. The carrying values of lease liabilities and long-term financing obligations approximate their fair values because interest rates on these obligations are based on prevailing market interest rates.

Foreign Currency

Cash denominated in Japanese Yen (JPY) with an aggregate US Dollar equivalent of $37 and $131 at September 30, 2026 and December 31, 2025, respectively, was held by the Company in accounts at a financial institution in Japan. The Company used the exchange rate in the following table to translate amounts denominated in non-USD currencies as of the periods noted:

	September 30, 2026	December 31, 2025

USD:JPY	156.81	156.81

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on its financial statement disclosures.

Other recent accounting pronouncements and guidance issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Inventory

Inventory consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$2,904	$3,951
Finished products	4,096	4,095
Total	$7,000	$8,046

As of September 30, 2026 and December 31, 2025, inventory was net of a reserve of $534 and $835, respectively. During the nine months ended September 30, 2026, the Company incurred $913 of inventory charges related to changes in product portfolio optimization. The $913 of inventory charges consisted of $859 related to raw materials and $54 related to finished products. During the nine months ended September 30, 2025, the Company incurred $1,775 of inventory charges related to changes in product portfolio optimization.

4. Property and Equipment

Property and equipment comprise the following (in thousands):

	September 30, 2026	December 31, 2025
Right-of-use assets under operating leases	$832	$832
Leasehold improvements	164	164
Computer hardware and software	388	595
Machinery and equipment	275	275
Vehicles	68	68
Construction in progress	67	82
Total cost	1,794	2,016
Accumulated depreciation and amortization	(790)	(785)
Net book value	$1,004	$1,231

Depreciation expense for the nine months ended September 30, 2026 and 2025 was $72 and $121, respectively, and amortization of right-of-use assets for the nine months ended September 30, 2026 and 2025 was $37 and $35, respectively.

5. Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Brand names	$576	$576
Trademarks	74	74
Total	$650	$650

6. Senior Secured Loan

The following sets forth amounts in respect of the Company’s senior secured term loans:

	September 30, 2026	December 31, 2025
Senior secured loan	$9,250	$9,250
Deferred financing costs	-	(68)
Total	$9,250	$9,182

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

On September 30, 2026, the Company entered into a Second Amended Loan Agreement. The Second Amended Loan Agreement (i) converted the existing Revolving Credit Commitments into a new tranche of term loans in an aggregate principal amount of $9,250 (the “Term Loans”), which Term Loans, once repaid, may not be re-borrowed, (ii) increased the rate at which interest accrues to 8.75% per annum (increased from 8.00% per annum under the original revolving loans), with interest payments due monthly in arrears on the last Business Day of each month, (iii) extended the maturity date to June 30, 2027, subject to an optional three-month extension to September 30, 2027, during such extension period the interest on the Term Loans shall accrue at a rate of 9.25% per annum, if certain conditions are satisfied, including delivery of written notice of such extension to the administrative agent on or prior to March 31, 2027, reduction of outstanding Term Loans to no more than $8,400 prior to June 30, 2027, and no Default or event of Default occurring and continuing as of June 30, 2027, (iv) eliminated the revolving loan unused fee (v) deleted or modified certain mandatory prepayment provisions, and (vi) waived the inventory plus accounts receivable liquidity covenant through November 6, 2026. Additionally, a new Event of Default was added, requiring the Company to receive aggregate cash equity contributions of at least $10,000 on or after the effective date of the Second Amended Loan Agreement but no later than November 6, 2026 (see Note 13 Subsequent Events).

On November 6, 2026, the Company entered into a Third Amended Loan Agreement. The Third Amended Loan Agreement (i) revised the minimum liquidity covenant in the Loan Agreement to include Qualified Cash (as defined in the Loan Agreement), together with inventory and accounts receivable owned by the Company and the other Credit Parties (as defined in the Loan Agreement), and the Company must maintain Cash / Inventory / AR Liquidity (as defined in the Loan Agreement) of not less than $11,000 at any time, and following the Increased Liquidity Period (as defined in the Loan Agreement), the Company must maintain Cash / Inventory / AR Liquidity of not less than $11,000 as of the last day of each month, and (ii) the existing Event of Default (as defined in the Loan Agreement) relating to the required equity contribution was replaced with a new Event of Default that will occur if the Company fails to receive cash equity contributions in an aggregate amount of at least $2,500 following the Effective Date but on or prior to November 20, 2026 (see Note 13 Subsequent Events).

The Senior Secured Loan accrues interest at a per annum rate equal to 8.75% on the principal amount outstanding, payable monthly in arrears. The Senior Secured Loan is secured by substantially all of the Company’s assets, including all intellectual property.

As of September 30, 2026 and December 31, 2025, the principal amount outstanding on the Senior Secured Loan was $9,250 and $9,250, respectively. There was no availability under the Loan Agreement at September 30, 2026.

The Loan Agreement as amended includes customary restrictions that limit the Company’s ability to engage in certain types of transactions. Additionally, the agreement contains a financial covenant that requires the Company to meet a certain minimum cash balance and liquidity threshold as of the end of each month. The Company was in compliance with the Loan Agreement as amended as of September 30, 2026 and December 31, 2025.

The Company incurred $410 of direct costs associated with the Senior Secured Loan transaction, consisting primarily of broker, bank and legal fees. These costs have been deferred and were being amortized over the life of the agreement. The unamortized debt discount balance was $68 at December 31, 2025. For the nine months ended September 30, 2026 and 2025, the amortization of debt discount was $68 and $273, respectively. No remaining unamortized debt discount balance existed at September 30, 2026.

7. Lease Liabilities

During the nine months ended September 30, 2026 and 2025, lease costs totaled $72 and $35, respectively.

As of December 31, 2025, operating lease liabilities totaled $843. During the nine months ended September 30, 2026, the Company made aggregate payments of $32 towards its operating lease liability. As of September 30, 2026, operating lease liabilities totaled $810, of which $36 was current. The Company’s right of use assets are presented as part of property and equipment (see Note 4).

As of September 30, 2026, the weighted average remaining lease terms for an operating lease are 9.17 years. As of September 30, 2026, the weighted average discount rate on the operating lease is 8.0%.

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

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2026:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	29,028	$137.22	6.08	$-
Granted	-	-
Exercised	-	-
Unvested forfeited	(193)	7.80
Vested forfeited	(4,371)	312.22
Outstanding at September 30, 2026	24,464	$106.97	6.18	$-
Exercisable at September 30, 2026	24,171	$110.43	6.15	$-

During the nine months ended September 30, 2026 and 2025, the Company recognized $7 and $60 of compensation expense relating to vested stock options, respectively. As of September 30, 2026, the aggregate amount of unvested compensation related to stock options was approximately $1, which will be recognized as an expense as the options vest in future periods through July 30, 2027.

As of September 30, 2026, the outstanding and exercisable options have no aggregate intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of September 30, 2026, which was $0.66, and the exercise price of the outstanding stock options.

9. Stock Warrants

The Company’s warrant activity during the nine months ended September 30, 2026 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2025	2,963,215	$5.77	4.82	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	(52,224)	15.51	-
Outstanding at September 30, 2026	2,910,991	$5.60	4.15	$-
Exercisable at September 30, 2026	2,910,991	$5.60	4.15	$-

As of September 30, 2026, outstanding and exercisable warrants have no aggregate intrinsic value. The aggregate intrinsic value was calculated as the difference between the closing market price as of September 30, 2026, which was $0.66, and the exercise price of the Company’s warrants to purchase common stock.

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

On June 4, 2025, the Company completed a private placement with certain accredited investors, pursuant to which the Company issued and sold to the investors an aggregate of 537,632 shares of common stock for total gross proceeds of $3,000. D&D Source of Life Holding, Ltd. (“D&D”), the Company’s majority stockholder (a related party), served as lead investor, participating in this transaction in the amount of $1,000.

On September 15, 2025, the Company completed a private placement with certain accredited investors, pursuant to which the Company issued and sold to the investors an aggregate of 833,330 shares of common stock for total gross proceeds of $5,000.

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

	Nine Months Ended September 30,
	2026	2025

Operating expenses
Salaries	4,335	3,973
Insurance	329	372
Stock-based compensation	7	60
Selling and marketing	3,474	2,703
Freight and delivery	2,460	3,367
Warehousing	756	931
Other operating expenses	5,995	5,665
Total operating expenses	$17,356	$17,071

	Three Months Ended September 30,
	2026	2025

Operating expenses
Salaries	1,233	1,524
Insurance	111	122
Stock-based compensation	(1)	3
Selling and marketing	938	864
Freight and delivery	757	818
Warehousing	232	283
Other operating expenses	1,321	1,713
Total operating expenses	$4,591	$5,327

13. Subsequent Events

On October 28, 2026, the Company, entered into a securities purchase agreement (the “Purchase Agreement”) with D&D, the Company’s majority stockholder (the “Investor”), for the issuance and sale in a private placement (the “Private Placement”) of 17,421,602 shares (the “Shares”) of common stock, $0.0001 par value per share, at a purchase price of $0.574 per Share, for aggregate gross proceeds of approximately $10,000. The Private Placement closed on November 9, 2026 (the “Closing Date”).

In connection with the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), dated as of October 28, 2026, with the Investor, pursuant to which the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale of the Shares no later than fifteen (15) days after the Closing Date (the “Registration Statement”), and to use its best efforts to have the registration statement declared effective as promptly as possible thereafter, and in any event no later than seventy (70) days following the Closing Date (or ninety (90) days following the Closing Date in the event of a “full review” by the SEC). The Company intends to use the net proceeds from the Private Placement for working capital and general corporate purposes.

The receipt of the gross proceeds from the Private Placement satisfies the requirement under the Senior Secured Loan and Security Agreement, as amended, that the Company receive aggregate cash equity contributions of at least $10,000 no later than November 20, 2026.

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

Results of Operations

Overview

During the nine months ended September 30, 2026, the Company continued its focus on achieving profitable sales growth, improving gross margin, reducing freight costs, and optimizing selling, general and administrative expenses. The sales growth initiatives include improved sales execution, in-store promotions, product placements, and merchandising, channel expansion, and new product innovation. The gross margin enhancement initiatives include product portfolio optimization, equitable supplier negotiations, streamlining co-packer processes, and efficient inventory management. Underpinning these initiatives is a focus on optimizing delivery and handling and selling, general and administrative expenses.

During the year ended December 31, 2025, the Company began an expansion into new geographic markets in the Asia Pacific region. The Company formed a wholly owned subsidiary Reed’s (Asia) Limited (BVI). Reed’s (Asia) Limited subsequently formed five additional wholly owned subsidiaries, Reed’s (Hong Kong) Limited, Reed’s (Japan) Limited, Jiangzhi Beverage (Hainan) Co. Limited, Reed’s Beverages (Singapore) PTE Limited, and Shenshen Jiangzi Beverage Co. Limited. These subsidiaries are an early part of the Company’s strategic expansion in the Asia Pacific region. The Company expects continued investment in its Asia Pacific growth initiative. Reed’s (Asia) Limited did not generate material sales in the period ended September 30, 2026 or 2025.

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

During the nine months ended September 30, 2026, the average cost of shipping and handling was $2.60 per case, as compared to $2.93 per case for the nine months ended September 30, 2025. We have experienced increases in freight costs and there remains a volatile pricing environment, including due to the armed conflict in Iran. We will continue to monitor pricing and availability in transportation and has implemented plans designed to manage this risk. In the past, we have been negatively impacted by supply chain challenges affecting our ability to benefit from strong demand for, and increased sales of our product. Any disruption caused by labor shortages, significant raw material cost inflation, logistics issues, increased freight costs, or port congestion, may adversely impact margins in the future.

Through September 30, 2026, we continued to finance our operations through existing cash balances, cash generated from operations, public and private issuance of common stock, and credit lines from financial institutions. As we seek additional financing, there can be no assurance that such financing will be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our operating performance and investor sentiment with respect to us and our industry.

Results of Operations – Three Months Ended September 30, 2026, as compared to September 30, 2025

The following table sets forth key statistics for the three months ended September 30, 2026 and 2025, respectively, in thousands.

	Three Months Ended September 30,		Pct.
	2026	2025	Change
Gross billing (A)	$7,631	$9,279	-18%
Less: Promotional and other allowances (B)	1,118	2,246	-50%
Net sales	$6,513	$7,033	-7%

Cost of goods sold	4,878	5,809	-16%
% of Gross billing	64%	63%
% of Net sales	75%	83%
Gross profit	$1,635	$1,224	34%
% of Net sales	25%	17%

Expenses
Delivery and handling	$989	$1,100	-10%
% of Net sales	15%	16%
Dollar per case ($)	$2.69	$2.60
Selling and marketing	1,191	1,366	-13%
% of Net sales	18%	19%
General and administrative	2,411	2,861	-16%
% of Net sales	37%	41%
Total operating expenses	4,591	5,327	-14%

Loss from operations	$(2,956)	$(4,103)	-28%

Interest expense and other expense	$(214)	$121	-277%

Net loss	$(3,170)	$(3,982)	-20%

Loss per share – basic and diluted	$(0.27)	$(0.48)	-45%

Weighted average shares outstanding - basic & diluted	11,847,086	8,248,157	44%

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

Sales, Cost of Sales, and Gross Margins

The following chart sets forth key statistics for the transition of the Company’s top line activity from the third quarter of 2025 through the third quarter of 2026.

		2026				Q3 vs	YTD vs	2025				Q3 Per Case		vs	YTD Per Case		vs
		Q1	Q2	Q3	YTD	PY	PY	Q1	Q2	Q3	YTD	2026	2025	PY	2026	2025	PY
Cases:
	Reed’s	320	299	269	888	-6%	-9%	334	350	287	971
	Virgil’s	115	137	99	351	-27%	-29%	179	182	136	497
	Total	435	436	368	1,239	-13%	-16%	513	532	423	1,468

Gross Billing:	Total	$8,513	$8,771	$7,631	$24,915	-18%	-22%	$11,013	$11,569	$9,279	$31,861	$20.74	$21.94	-5%	20.11	21.70	-7%

Discounts:	Total	$(1,372)	$(1,282)	$(1,118)	$(3,772)	-50%	-29%	$(984)	$(2,046)	$(2,246)	$(5,276)	$(3.04)	$(5.31)	-43%	$(3.04)	$(3.59)	-15%

COGS:	Total	$(6,445)	$(5,699)	$(4,878)	$(17,022)	-16%	-20%	$(6,627)	$(8,716)	$(5,809)	$(21,152)	$(13.26)	$(13.73)	-3%	$(13.74)	$(14.41)	-5%

Gross Margin:		$696	$1,790	$1,635	$4,121	34%	-24%	$3,402	$807	$1,224	$5,433	$4.44	$2.89	54%	$3.33	$3.70	-10%
as % Net Sales		10%	24%	25%	19%			34%	8%	17%	20%

Sales, Cost of Sales, and Gross Margins

Gross billing decreased by 18% to $7,631 during the three months ended September 30, 2026, compared to $9,279 during the prior year, primarily driven by Reed’s volume decline of 6%, and Virgil’s volume decline of 27%. Prices on our brands decreased 5% to $20.74 per case, primarily driven by liquidation of select slow-moving product.

Discounts as a percentage of gross sales were 15% during the three months ended September 30, 2026, compared to 24% in the prior year. Net sales decreased 7% during the three months ended September 30, 2026, to $6,513, compared to $7,033 in the prior year, primarily driven by lower volumes with recurring national customers, partially offset by lower promotional and other allowances.

Cost of Goods Sold

Cost of goods sold decreased $931 during the three months ended September 30, 2026, as compared to the prior year. As a percentage of net sales, cost of goods sold for the three months ended September 30, 2026, was 75% as compared to 83% for the prior year. The decrease in cost of goods sold was primarily driven by the net sales decrease discussed above and lower inventory write-offs. Inventory write-offs were $83 during the three months ended September 30, 2026 and $114 in the prior year period.

The total cost of goods per case decreased to $13.26 per case in the three months ended September 30, 2026, from $13.73 per case for the prior year.

Gross Margin

Gross margin was 25% for the three months ended September 30, 2026, compared to 17% for the prior year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses decreased by $111 in the three months ended September 30, 2026, to $989 from $1,100 in the prior year, primarily driven by the net sales decrease discussed above and continuing improvements in logistics efficiency and freight optimization. Delivery costs in the three months ended September 30, 2026, were 15% of net sales and $2.69 per case, compared to 16% of net sales and $2.60 per case during the prior year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses were $1,191 during the three months ended September 30, 2026, compared to $1,366 during the prior year. The decrease was primarily driven by continuing efforts to optimize selling and marketing expenses. As a percentage of net sales, selling and marketing expenses were 18% of net sales during the three months ended September 30, 2026, as compared to 19% of net sales during the prior year.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses were $2,411 during the three months ended September 30, 2026, a decrease of $450 over the prior year. The decrease was primarily driven by continuing efforts to optimize general and administrative expenses, offset by investments in personnel and related services to support our Asia growth initiative. As a percentage of net sales, general and administrative expenses were 37% during the three months ended September 30, 2026, as compared to 41% during the prior year.

Loss from Operations

The loss from operations was $2,956 for the three months ended September 30, 2026, as compared to a loss of $4,103 in the prior year, primarily driven by higher gross profit and lower operating expenses discussed above.

Interest and Other Expense

Interest and other expense for the three months ended September 30, 2026, consisted of $207 of interest expense and $7 of other expense. During the prior year, interest and other expense consisted of $274 of interest expense, offset by $395 of other income.

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

Set forth below is a reconciliation of net loss to EBITDA for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
Net loss	$(3,170)	$(3,982)

EBITDA adjustments:
Interest expense	207	274
Tax expense	58	37
Depreciation and amortization	30	64
Total EBITDA adjustments	$295	$375

EBITDA	$(2,875)	$(3,607)

We present EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements.

Results of Operations – Nine Months Ended September 30, 2026, as compared to Nine Months Ended September 30, 2025

The following table sets forth key statistics for the nine months ended September 30, 2026 and 2025, respectively, in thousands.

	Nine Months Ended September 30,		Pct.
	2026	2025	Change
Gross billing (A)	$24,915	$31,861	-22%
Less: Promotional and other allowances (B)	3,772	5,276	-29%
Net sales	$21,143	$26,585	-20%

Cost of goods sold	17,022	21,152	-20%
% of Gross billing	68%	66%
% of Net sales	81%	80%
Gross profit	$4,121	$5,433	-24%
% of Net sales	19%	20%

Expenses
Delivery and handling	$3,216	$4,299	-25%
% of Net sales	15%	16%
Dollar per case ($)	2.60	2.93
Selling and marketing	4,647	4,139	12%
% of Net sales	22%	16%
General and administrative	9,493	8,633	10%
% of Net sales	45%	32%
Total operating expenses	17,356	17,071	2%

Loss from operations	$(13,325)	$(11,638)	14%

Interest expense and other income (expense)	(672)	(423)	59%

Net loss	$(13,907)	$(12,061)	15%

Loss per share – basic and diluted	$(1.17)	$(1.54)	-24%

Weighted average shares outstanding - basic & diluted	11,841,376	7,848,471	51%

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

Sales, Cost of Sales, and Gross Margins

Gross billing decreased by 22% to $24,915 during the nine months ended September 30, 2026, compared to $31,861 during the prior year, primarily driven by Reed’s volume decline of 9%, and Virgil’s volume decline of 29%. Prices on our brands decreased 7% to $20.11 per case, primarily driven by liquidation of select slow-moving product.

Discounts as a percentage of gross sales were 15% during the nine months ended September 30, 2026, compared to 17% in the prior year. Net sales decreased 20% during the nine months ended September 30, 2026, to $21,143, compared to $26,585 in the prior year, primarily driven by lower volumes with recurring national customers, partially offset by lower promotional and other allowances.

Cost of Goods Sold

Cost of goods sold decreased to $17,022 during the nine months ended September 30, 2026, as compared to $21,152 in the prior year. As a percentage of net sales, cost of goods sold for the nine months ended September 30, 2026, was 81% as compared to 80% for the prior year. The decrease in cost of goods sold was primarily driven by the net sales decrease discussed above and lower inventory write-offs. Inventory write-offs were $913 during the nine months ended September 30, 2026 and $1,775 in the prior year period.

The total cost of goods per case decreased to $13.74 per case in the nine months ended September 30, 2026, from $14.41 per case for the prior year.

Gross Margin

Gross margin was 19% for the nine months ended September 30, 2026, compared to 20% for the prior year.

Operating Expenses

Delivery and Handling Expenses

Delivery and handling expenses consist of delivery costs to customers and warehousing costs incurred for handling our finished goods after production. Delivery and handling expenses decreased by $1,083 in the nine months ended September 30, 2026, to $3,216 from $4,299 in the prior year, primarily driven by the net sales decrease discussed above and continuing improvements in logistics efficiency and freight optimization. Delivery costs in the nine months ended September 30, 2026, were 15% of net sales and $2.60 per case, compared to 16% of net sales and $2.93 per case during the prior year.

Selling and Marketing Expenses

Marketing expenses consist of direct marketing, marketing labor, and marketing support costs. Selling expenses consist of all other selling-related expenses including personnel and contractor support. Total selling and marketing expenses were $4,647 during the nine months ended September 30, 2026, compared to $4,139 during the prior year. The increase was primarily driven by higher sales broker and marketing expenses. As a percentage of net sales, selling and marketing expenses were 22% of net sales during the nine months ended September 30, 2026, as compared to 16% of net sales during the prior year.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses were $9,493 during the nine months ended September 30, 2026, an increase of $860 over the prior year. The increase was primarily driven by investments in personnel and related services to support our Asia growth initiative, offset by lower legal settlements and continuing efforts to optimize general and administrative expenses.

As a percentage of net sales, general and administrative expenses were 45% during the nine months ended September 30, 2026, as compared to 32% during the prior year.

Loss from Operations

The loss from operations was $13,325 for the nine months ended September 30, 2026, as compared to a loss of $11,638 in the prior year, primarily driven by lower gross profit and higher operating expenses discussed above.

Interest and Other Expense

Interest and other expense for the nine months ended September 30, 2026, consisted of $615 of interest expense and $57 of other expense. During the prior year, interest and other expense consisted of $864 of interest expense, offset by $441 of other income.

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

Set forth below is a reconciliation of net loss to EBITDA for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Net loss	$(13,907)	$(12,061)

EBITDA adjustments:
Interest expense	615	864
Tax expense	168	85
Depreciation and amortization	109	156
Total EBITDA adjustments	$892	$1,105

EBITDA	$(13,015)	$(10,956)

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

Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2026, the Company recorded a net loss of $13,907, used cash in operations of $8,329, and as of September 30, 2026, had a stockholders’ deficiency of $4,655. As of September 30, 2026, the Company had a cash balance of $2,095, principal amount outstanding on the Senior Secured Loan of $9,250, no remaining availability under the Senior Secured Loan, and a maturity date on the Senior Secured Loan of June 30, 2027.

On September 30, 2026, the Company entered into a Second Amended Loan Agreement (see Note 6 Senior Secured Loan).

On November 6, 2026, the Company entered into a Third Amended Loan Agreement (see Note 6 Senior Secured Loan).

On November 9, 2026, the Company completed a private placement with D&D Source of Life Holding, Ltd. (“D&D”), the Company’s majority stockholder (a related party), as sole investor, pursuant to which the Company issued and sold an aggregate of 17,421,602 shares of common stock for total gross proceeds of $10,000 (see Note 13 Subsequent Events).

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, these factors, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

We are also continuing to take actions to improve our operating performance and cash generated from operations, including product portfolio optimization, implementing strategies to achieve profitable sales growth, streamlining operations, improving supply chains, negotiating equitable vendor contracts, and managing product price architecture. However, we may be unsuccessful in executing these actions in a timely manner or at all.

If we are unable to raise additional capital whenever necessary or otherwise improve our operating performance or generation of cash from operations, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.

Cash Flows

Net cash used in operating activities totaled $8,329 for the nine months ended September 30, 2026, compared to $13,230 for the nine months ended September 30, 2025. The decrease in net cash used in operating activities was primarily driven by lower working capital, partially offset by investment in strategic growth initiatives.

Net cash used in investing activities totaled $0 for the nine months ended September 30, 2026, compared to $172 for the nine months ended September 30, 2025. The decrease in net cash used in investing activities was primarily driven by no purchases of property and equipment.

Net cash provided by financing activities totaled $0 for the nine months ended September 30, 2026, compared to $7,147 for the nine months ended September 30, 2025. The decrease in net cash provided by financing activities was primarily driven by no proceeds from the sale of common shares.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of September 30, 2026, we had an accumulated deficit of $181.6 million and a cash balance of $2.1 million. For the nine months ended September 30, 2026, we recorded a net loss of $13.9 million, used cash in operations of $8.3 million, and as of September 30, 2026, had a stockholders’ deficiency of $4.7 million. In addition, as of September 30, 2026, the principal amount outstanding on our Senior Secured Loan with the Lenders was approximately $9.3 million, with no remaining availability under such Senior Secured Loan, and a maturity date on the Senior Secured Loan of June 30, 2027. Our cash flow and net losses for the nine months ended September 30, 2026 are indicators that raise substantial doubt about our ability to continue as a going concern for at least one year from the date the accompanying financial statements to this Quarterly Report are issued. If we become unable to continue as a going concern, we may have to curtail or suspend our operations and/or dispose of assets and might realize significantly less than the values at which they are carried on its consolidated financial statements. These actions may cause our stockholders to lose all or part of their investment in our common stock.

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

Our current and future indebtedness, including the Senior Secured Loan, may have significant negative effects on our operations, including:

●	impairing our ability to obtain additional financing in the future (or to obtain such financing on acceptable terms) for working capital, capital expenditures, acquisitions or other important needs, and subjecting us to other restrictive covenants that may reduce our ability to take certain corporate actions;

●	requiring us to dedicate a portion of our cash resources to the payment of interest and principal, reducing money available to fund working capital, capital expenditures, potential acquisitions, international expansion, new product development, new enterprise relationships and other general corporate purposes;

●	requiring us to repay the principal and accrued interest on the Senior Secured Loan in an event of default under the covenants thereof, which could impair our liquidity and reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other important needs;

●	limiting our ability to adjust to rapidly changing conditions in the industry, reducing our ability to withstand competitive pressures and making us more vulnerable to a downturn in general economic conditions or business than our competitors with relatively lower levels of debt; and

●	requiring us, in certain circumstances, to obtain approval from Whitebox Advisors, LLC and/or the lenders party to the Loan Agreement before embarking on certain mergers, acquisitions, capital expenditures, or other operational actions.

We intend to satisfy our current and future debt service obligations with our then existing cash and cash equivalents. However, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under the Senior Secured Loan or any other debt instruments. In addition, the Senior Secured Loan contains, and the agreements governing our future indebtedness may contain, restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interest. These restrictive covenants include, among others, limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, investments (including acquisitions), dividends and other restricted payments and transactions with affiliates. Our failure to make payments under or comply with other covenants contained in the documents governing our indebtedness could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our debt and potentially the foreclosure on our assets in the event we are unable to repay all amounts owed.

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

We may fail to satisfy the continued listing requirements of NYSE American LLC (“NYSE American”), such as the corporate governance requirements or the minimum stock price and stockholders’ equity requirements, and NYSE American may take steps to de-list our common stock. For example, numerous factors, such as negative financial or operational results, could adversely affect the market price of our common stock and our stockholders’ equity, and jeopardize our ability to meet or maintain NYSE American’s continued listing requirements, resulting in de-listing. On May 29, 2026, we received a notice (the “May 2026 Notice”) from NYSE American stating that we are not in compliance with the continued listing standards set forth in Section 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”), which requires a company to have stockholders’ equity of at least $4.0 million if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years, and Section 1003(a)(iii) of the Company Guide, which requires a company to have stockholders’ equity of at least $6.0 million if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years. The Notice also indicated that we are not currently eligible for any exemption under Section 1003(a) of the Company Guide, including the exemption available to companies with a total market capitalization exceeding $50 million, among other requirements.

Additionally, on August 12, 2026, we receive a notice (the “August 2026 Notice” and together with the May 2026 Notice, the “Notices”) from NYSE American stating that we are not in compliance with the NYSE American continued listing standards set forth in Section 1003(a)(i) of the Company Guide requiring the company to have a stockholders’ equity of at least $20.0 million if it has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years. The August 2026 Notice also indicated that we are not currently eligible for any exemption in Section 1003(a) of the Company Guide (including the exemption provided for companies with total value of market capitalization exceeding $50 million, among other requirements).

The Notices have no immediate effect on the listing of our common stock, which continues to be listed and traded on NYSE American under the symbol “REED,” subject to our compliance with NYSE American’s other continued listing requirements, although our common stock now carries an added designation of “.BC” to indicate that our status is “below compliance.” The Notices do not affect our ongoing business operations or our reporting requirements with the SEC.

In connection with this non-compliance, we submitted a plan (the “Plan”) to NYSE American on June 26, 2026 describing the actions we have taken or will take to regain compliance with the continued listing standards by November 29, 2027. On August 12, 2026, NYSE American determined to accept the Plan, and we will be subject to periodic reviews, including quarterly monitoring for compliance with the Plan. If we are not in compliance with continued listing standards by November 29, 2027, or if we fail to make progress consistent with the Plan, NYSE American will initiate delisting proceedings as appropriate, subject to our right to appeal any staff delisting determination in accordance with Section 1010 and Part 12 of the Company Guide.

We are committed to regaining compliance with NYSE American’s continued listing standards. Pursuant to the Plan, we intent to regain compliance with the NYSE American continued listing standards by November 29, 2027. However, there can be no assurance that we will regain or maintain compliance with NYSE American’s continued listing requirements within the required timeframe or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the three months ended September 30, 2026, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

See Index to Exhibits.

INDEX TO EXHIBITS

ITEM 15(a)(3)

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below:

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of Reed’s, Inc., as amended through February 5, 2025	10-K	001-32501	3(i)	3/28/2025
3.2	Certificate of Amendment of the Certificate of Incorporation of Reed’s, Inc., effective October 31, 2025	8-K	001-32501	3.1	10/31/2025
3.3	Second Amended and Restated Bylaws of Reed’s Inc.	8-K	001-32501	3.1	12/8/2025
10.1+	Amendment No. 2 to Senior Secured Loan and Security Agreement among Reed’s, Inc., the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent, dated September 30, 2026	8-K	001-32501	10.1	9/30/2026
10.2	Form of Securities Purchase Agreement, dated as of October 28, 2026, by and between Reed’s, Inc. and D&D Source of Life Holding, Ltd.	8-K	001-32501	10.1	11/3/2026
10.3	Form of Registration Rights Agreement, dated as of October 28, 2026, by and between Reed’s, Inc. and D&D Source of Life Holding, Ltd.	8-K	001-32501	10.2	11/3/2026
10.4+	Amendment No. 3 to Senior Secured Loan and Security Agreement among Reed’s Inc., the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent, dated November 6, 2026	8-K	001-32501	10.1	11/6/2026
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.					X
104	Cover Page formatted as inline XBRL and contained in Exhibit 101.					X

#	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
+	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reed’s, Inc.
(Registrant)

Date: November 12, 2026	/s/ Neal M. Cohane
Neal M. Cohane
Interim Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	/s/ Douglas W. McCurdy
Douglas W. McCurdy
Chief Financial Officer
(Principal Financial Officer)

